Form 10QSB
period 2003-06-30
WENTWORTH III INC
filed 2003-08-14
CIK 1161582

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended  June 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from _______________________ to _____________

         Commission file number 333-75044
                                ---------------------

                               Wentworth III, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                    Delaware
--------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   84-1588927
--------------------------------------------------------------------------------
                      (I.R.S. Employer Identification No.)

              650 South Cherry Street, Suite 420, Denver, CO 80246
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (303) 320-1870
--------------------------------------------------------------------------------
                          (Issuer's telephone number)


--------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
         Yes [  ]  No [  ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 200,000 as of June 30, 2003.


         Transitional  Small Business  Disclosure Format (Check one):
YES [ ] NO [X]

PART I - Financial Information

ITEM 1. Financial Statements

                                                             WENTWORTH III, INC.
                                                   (a development stage company)

                                                                  Balance Sheets
                                                                     (unaudited)
================================================================================


                                                 June 30, 2003       December 31, 2002
                                                 -------------       -----------------
ASSETS
     Current Assets
          Checking/Savings
              Money Market Access                   $    376             $  2,125
              Restricted Cash                         45,000               45,000
                                                    --------             --------
          Total Checking/Savings                      45,376               47,125
                                                    --------             --------
     Total Current Assets                             45,376               47,125
                                                    --------             --------
TOTAL ASSETS                                        $ 45,376             $ 47,125
                                                    ========             ========
LIABILITIES & EQUITY
          Accounts Payable                          $  7,023             $      -
          Accrued Expenses                            36,000               38,000
          Due to Officer                               1,035                1,035
                                                    --------             --------
     Total Current Liabilities                        44,058               39,035
                                                    --------             --------
TOTAL LIABILITIES                                   $ 44,058             $ 39,035
                                                    ========             ========
     Equity
          Additional Paid-in Capital                  25,937               25,937
          Paid-in Capital/Common Stock                 2,000                2,000
          Accumulated deficit during the
          development stage                          (26,619)             (19,847)
     Total Equity                                      1,318                8,090
                                                    --------             --------
TOTAL LIABILITIES & EQUITY                          $ 45,376             $ 47,125
                                                    ========             ========

                                                             WENTWORTH III, INC.
                                                   (a development stage company)

                                                         Statement of Operations
                                                                     (unaudited)
================================================================================


                                                     Three-month     Three-month       Six month       Six month         Period from
                                                    period ended    period ended    period ended    period ended       March 7, 2001
                                                   June 30, 2003   June 30, 2002   June 30, 2003   June 30, 2002 (date of inception)
                                                                                                                    to June 30, 2003
Ordinary Income/Expense
     Expense
                 Bank Service Charges                         $20             $20             $50             $20            $130
                 Interest Expense                              --              --              --              --             $35
                 Licenses and Permits                          --              --              --              --            $163
                 Printing and Reproduction                     --              --              --              --          $1,018
                 Professional Fees
                             Accounting Fees               $1,060              --          $3,623          $1,099          $8,282
                             Edgar Filing Services             --              --              --              --            $387
                             Escrow Agent                      --            $250              --            $250            $250
                             Legal Fees                        --              --              --              --         $11,182
                             Registered Agent                  --              --            $210            $275            $485
                             Transfer Agent                  $285            $500            $490            $500          $1,490
                 Total Operating Expenses                  $1,365            $770          $4,373          $2,144         $23,422
                 Taxes                                         --              --          $2,400              --          $3,242
     Total Expense                                         $1,365            $770          $6,773          $2,144         $26,664

Net Ordinary Income                                       ($1,365)          ($770)        ($6,773)        ($2,144)       ($26,664)

Other Income/Expense
     Other Income
       Interest Income                                         --              $6              $1             $23             $45
     Total Other Income                                        --              $6              $1             $23             $45

     Net Other Income                                          --              $6              $1             $23             $45

Net Loss                                                  ($1,365)          ($764)        ($6,772)        ($2,121)       ($26,619)

Net Loss Per Common Share                                  ($0.01)         ($0.01)         ($0.03)         ($0.01)
              (Basic and Default)
Weighted Average Number of Shares Outstanding             200,000         150,000         200,000         150,000

                                                             WENTWORTH III, INC.
                                                   (a development stage company)

                                                         Statement of Cash Flows
                                                                     (unaudited)
================================================================================

                                                                Six Month           Six Month           Period from
                                                             period ended        period ended         March 7, 2001
                                                            June 30, 2003       June 30, 2002   (date of inception)
                                                                                                   to June 30, 2003

OPERATING ACTIVITIES
              Net Income                                         ($6,772)             ($2,121)            ($26,619)
              Adjustments to reconcile Net Income
              to net cash provided by operations:
                          Accounts Payable                        $7,023               $4,690               $7,023
                          Accrued Expenses                       ($2,000)             $13,032               $6,437
                          Due to Officer                              --               $1,000               $1,035
Net cash provided by Operating Activities                        ($1,749)             $16,601             ($12,124)

INVESTING ACTIVITIES
              Increase in restricted cash                             --                   --             ($45,000)
              Deferred offering costs                                 --             ($23,369)                  --
Net cash provided by Investing Activities                             --             ($23,369)                  --

FINANCING ACTIVITIES
              Proceeds from issuance of Common Stock                  --                   --              $57,500
Net cash provided by Financing Activities                             --                   --              $57,500

Net cash increase for period                                     ($1,749)             ($6,768)                $376

Cash at beginning of period                                       $2,125               $7,020                   --
Cash at end of period                                               $376                 $252                 $376

SUPPLEMENTAL SCHEDULE OF NON-CASH
FINANCING ACTIVITIES
              Expense accrued for offering costs                      --                   --              $29,563

                               Wentworth III, Inc.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2003
                                   (unaudited)

1. FORMATION OF COMPANY

         Wentworth III, Inc. (the "Company" or "Wentworth") was incorporated in the state of Delaware on March 7, 2001. It intends to serve as a vehicle to effect a business combination with a target business that the Company believes will have significant growth potential. The Company intends to utilize the net proceeds of its initial public offering, equity securities, debt securities, bank and other borrowings or a combination thereof in effecting a business combination. The Company is a development stage enterprise as it has had no revenues from inception. Its only activity has been raising cash in a public offering and seeking potential opportunities for merger.

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

         On February 20, 2003, April 9, 2003, and June 16, 2003, Wentworth filed Post-Effective Amendment No. 1, Post-Effective Amendment No. 2 and Post-Effective Amendment No. 3, respectively, to its registration statement on Form SB-2 (file number 333-74952), as filed with the Securities and Exchange Commission on July 22, 2002, and declared effective as of August 6, 2002 (the "Registration Statement"), with respect to a proposed merger with Whitco.

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

Subsequent Event
----------------

         On August 12, 2003, the Company filed Post-Effective Amendment No. 4 to its registration statement on Form SB-2 (file number 333-74952), as filed with the Securities and Exchange Commission on July 22, 2002, and declared effective as of August 6, 2002, with respect to a proposed merger with Whitco. The Company also requested accelerated effectiveness.

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

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits required by Item 601 of Regulation S-B.

        Exhibit No.         Description
        -----------         -----------

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

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                          Wentworth III, Inc.
                                          Registrant

Date:  July __, 2003                      /s/ Kevin R. Keating
                                          -----------------------------------
                                          By: Kevin R. Keating
                                              Chairman of the Board & President

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



                                         Wentworth III, Inc.
                                         Registrant

         Date:  July ___, 2003           /s/ Kevin R. Keating
                                         --------------------------------------
                                          By: Kevin R. Keating
                                             Chairman of the Board & President

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





                                              Wentworth III, Inc.
                                              Registrant

         Date:  July ___, 2003                /s/ Kevin R. Keating
                                              ----------------------------------
                                               By: Kevin R. Keating
                                              Chairman of the Board & President