Form 10KSB
period 2003-09-30
CATALYST LIGHTING GROUP INC
filed 2003-12-29
CIK 1161582

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

               |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2003

                |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                        Commission File Number 333-75044

                          CATALYST LIGHTING GROUP, INC.
                         (formerly WENTWORTH III, INC.)
                 (Name of small business issuer in its charter)

          Delaware                                       84-1588927
  (State or jurisdiction of                 (I.R.S. Employer Identification No.)
incorporation or organization)

                            6777 Camp Bowie Boulevard
                                    Suite 233
                              Forth Worth, TX 76116
                          (Address and telephone number
                         of principal executive offices)

Issuer's telephone number: (800) 433-7753

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, $.01 par value per share
                                (Title of class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |_|   No |X|. Issuer became subject to such filing requirements on September
4, 2003.

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      The issuer's revenues for the fiscal year ended September 30, 2003 were $15,758,570.

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act): |_|

      As of December 29, 2003, there were 3,391,368 shares of our common stock, par value $0.01 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

     Transitional Small Business Disclosure Format (check one): Yes |_|  No |X|

FORWARD-LOOKING STATEMENTS

      Certain statements made in this Annual Report on Form 10-KSB are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Catalyst Lighting Group, Inc., formerly Wentworth III, Inc (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                                     PART I

Item 1. Description of Business

The Company was formed as a Delaware corporation in March 2001 as a "blank check" company to effect a merger, exchange of capital stock, asset acquisition or other similar business combination with an operating business which the Company believes has significant growth potential. The Company filed a registration statement on Form SB-2 (the "Registration Statement") with the Securities and Exchange Commission (the "Commission"), which became effective August 6, 2002, and the Company commenced an offering of its common stock pursuant to this effective Registration Statement (the "Offering"). The Offering closed in November 2002, raising proceeds of $50,000 from the sale of 50,000 shares of common stock. The Offering was a "blank check" offering due to management's broad discretion with respect to the specific application of the net proceeds thereof. Management had sole discretion in determining which businesses to acquire, and the terms of such acquisition. The Offering was subject to Rule 419 of Regulation C ("Rule 419") under the Securities Act of 1933, as amended (the "Securities Act"). Rule 419 requires that offering proceeds (except for an amount up to 10% of the deposited funds) and the securities issued to investors must be deposited in an escrow account and not released until an acquisition conforming to certain specified criteria has been consummated and a sufficient number of investors reconfirm their investment in accordance with the procedures set forth in that rule.

As of February 12, 2003, we entered into a Securities Exchange Agreement with Whitco Company, L.L.P., a Texas limited liability partnership which manufactures, markets and distributes outdoor lighting poles. The Company filed a post-effective amendment to the Registration Statement with the Commission describing Whitco and its business, and included audited financial statements which, upon being declared effective by the Commission, were delivered to all investors in the Offering. Those investors were given the opportunity to evaluate the merits and risks of the Whitco acquisition and all investors elected to remain investors in the Company. On August 27, 2003, we acquired Whitco Company, LP (successor in interest as a result of the conversion of Whitco Company, L.L.P. to a limited partnership) through an exchange of all of Whitco's partnership units, and options to purchase partnership units, for 2,991,368 shares of common stock, and options to purchase 808,632 shares of common stock. Whitco became our wholly-owned subsidiary.

On August 29, 2003, we formed Catalyst Lighting Group, Inc., a Delaware corporation and purchased 200 shares of its common stock for an aggregate of $2,000. On September 2, 2003, we entered into an Agreement of Merger with Catalyst. On September 3, 2003, we filed with the Delaware Secretary of State a Certificate of Ownership and Merger of Catalyst Lighting Group, Inc. into Wentworth III, Inc. Pursuant to such certificate, and in accordance with Section 253(b) of the Delaware General Corporation Law, we changed our name to Catalyst Lighting Group, Inc.

The selection of Whitco was complex and risky because of competition for such business opportunities among all segments of the financial community. In evaluating Whitco, the Company considered various factors, including, but not limited to:

      o     costs associated with effecting a business combination
      o     equity interest in and possible management participation in Whitco
      o     growth potential of Whitco and its industry
      o experience and skill of management and availability of additional personnel of Whitco
      o     capital requirements of Whitco
      o     competitive position of Whitco
      o     potential for further research, development or exploration
      o     degree of current or potential market acceptance of product/service
      o     risk factors
      o     regulatory environment of Whitco's industry
      o     profit potential

The evaluation of the business combination with Whitco was based on relevant factors as listed above as well as other considerations consistent with the Company's business objective. Management conducted a due diligence review which encompassed, among other things, meeting with management and inspection of facilities, as well as a review of financial or other information made available to the Company.

Currently, the Company conducts all of its business through Whitco, its wholly owned subsidiary.

Whitco is a nationwide marketer and distributor of steel and aluminum outdoor lighting poles. Founded in 1969, Whitco sells poles directly to original equipment manufacturers (OEM's) and indirectly to other third parties through its own contracted sales representatives. We seek to have Whitco become the preferred marketer and distributor of steel and aluminum lighting pole structures and accessories, and we may attempt to acquire or develop subsidiaries to pursue additional market opportunities. We believe the necessary systems and people are in place to aggressively grow and expand in Whitco's defined markets.

In June 2000, an investment group led by Dennis H. Depenbusch, who currently serves as our Chief Executive Officer, Secretary and Chairman of our Board of Directors, acquired the assets of Whitco from their original owners. Whitco has no subsidiaries.

Whitco divides the light pole industry into eight different areas serving four distinct revenue sources. Whitco's participation in each area is presented in the table below.

                           Commercial         City and     Utility and     Department of
                           And Industrial     County       Municipality    Transportation
                           --------------     ------       ------------    --------------
Area                       Yes                Yes          Yes             No
                           --------------     ------       ------------    --------------
Sports                     Yes                Yes          Yes             No
                           --------------     ------       ------------    --------------
Highmast                   Yes                Yes          Yes             No
                           --------------     ------       ------------    --------------
Street/Roadway             Yes                Yes          Yes             No
                           --------------     ------       ------------    --------------
Traffic Control            No                 No           No              No
                           --------------     ------       ------------    --------------
Decorative                 No                 No           No              No
                           --------------     ------       ------------    --------------
Sign Structure             No                 No           No              No
                           --------------     ------       ------------    --------------
Communication
   Tower                   No                 No           No              No
                           ==============     ======       ============    ==============

Whitco has and will continue to operate in the commercial and industrial lighting ("C&I"), city and county and utility and municipality areas. The C&I market represents the commercial sales area of the market, primarily commercial real estate developments and industrial development areas not related to governmental areas. City and County areas are those developments directed by local governments without the involvement of federal highway funds. In some cases Whitco lighting agents also place sales emphasis on local developments by cities and counties. Utility and Municipality represent those developments directed by local utilities or municipal developments in which the local utility controls the lighting aspects of the real estate development, without the involvement of federal highway funds. In local areas, a utility may direct the installation of lighting in areas and provide a usage fee to the local government for that lighting area. In some cases, Whitco lighting agents sell to utilities. Department of Transportation sources represent those areas involving the deployment of both local and federal highway funds with specifications directed by the local or state governments as well as the federal government. Whitco rarely participates in business with the Department of Transportation as it is a different sales channel than Whitco traditionally serves. Whitco markets area and sports lighting products through its catalog and via the Internet at www.whitcopoles.com.

Products and Services

All of Whitco's poles are made to order and are sold either directly to OEM's from our primary offices in Fort Worth, Texas or indirectly through sales representatives, known in the lighting industry as lighting agencies.

OEM's sell existing lines of lighting fixtures. Some OEM's manufacture lighting poles as well, while others source pole manufacturing on a private label basis through companies such as Whitco. Whitco sells poles which complement existing fixture lines, provides engineering expertise and has specialty design features to allow the poles to be easily integrated with the lighting fixture. The entire unit, consisting of the pole and fixtures, is then shipped to the customer under the OEM brand name. Although some OEM's manufacture their own poles, they often require Whitco's poles because they do not have the capability to manufacture the poles required for a specific order. When selling to an OEM, Whitco arranges shipment direct to the project location for final assembly and installation by third parties. Whitco has the capability to join an OEM on national account bids. In 2002, Whitco sold to approximately 32 OEM customers.

Whitco has contracts in place with approximately 75 lighting agencies, each in separate, defined geographic territories throughout the United States. Each lighting agency contract typically gives the lighting agency the exclusive right to sell Whitco poles in a given geographical location in exchange for such agency agreeing to sell only poles manufactured by Whitco. The typical exception allows lighting agencies to sell poles from their OEM fixture providers and Whitco to sell to OEMs poles to deliver into the lighting agency's territory. Lighting agency contract terms can vary by territory although all contracts with lighting agencies may be terminated by us on 30 days' notice. One individual lighting agency accounted for more than 10% of Whitco's sales for both the fiscal year ended September 30, 2003 and the nine months ended September 30, 2002. These agencies primarily sell fixtures and Whitco's poles complement their product lines. Whitco works diligently to find the appropriate agency in a territory to sell its products and further strives to have that agency sell only poles manufactured by Whitco. A typical order will come from an agency for shipment direct to a construction location with billing directed to the electrical distributor or contractor. Terms are predominantly net 30 days.

During the year ended September 30, 2003 and the nine months ended September 30, 2002, one customer accounted for more than 10% of the Company's sales, totaling 16% and 14%, respectively. No other single customer accounted for more than 10% of total revenues. Whitco believes it gains and keeps top lighting agents and OEMs through competitive pricing, timeliness and the ability to effectively deliver needed technical information on specified products.

Design, Manufacturing and Distribution

Whitco designs all of its own poles and completes specification and stress calculations using an in-house engineering team. Whitco assists its sales agents and OEM's with project submittals to specifying engineers for projects. Whitco then submits a work order to a manufacturer based on the product specified and ordered through the sales agent or OEM. Whitco purchases raw steel tubes from both domestic and foreign suppliers, primarily relying on Trans America Power Products to supply steel tubes. Whitco also places orders with three other suppliers. The raw steel tubes are held in inventory at one of two designated manufacturing locations in Fort Worth, Texas. These manufacturers complete all stages of pole fabrication, including painting and attaching a steel base. All operational aspects of manufacturing, including inventory control, purchasing, adherence to specifications and shipping are performed by Whitco. Whitco has no financial responsibility for raw aluminum product inventory as the poles are made to order from one of two aluminum pole manufacturers.

Once an order has been placed in production, the time until completed poles are ready for shipment is approximately one week, while larger orders can take up to three weeks. Once completed, the lighting poles are shipped directly from the manufacturer to the customer.

Employees

Whitco currently has 15 full-time employees, including its two executive officers, one controller, three employees performing sales and marketing functions, three performing engineering, drafting and quotations functions, one in production control and dispatch and five performing customer service and clerical duties. We also have sales representative agreements in place with approximately 75 sales representatives across the continental United States. They are not employees of Whitco, but they do receive commissions based on sales.

Trademark and Copyright Protection

Whitco has applied for trademark protection for its own logo as well as the logo of Catalyst Lighting Group, Inc. Whitco has submitted its initial applications for these logos to the United States Patent and Trademark Office. With respect to any pole designs or lighting fixtures Whitco may design, Whitco intends to seek patent protection where applicable.

Business Strategy

Virtually all of Whitco's revenues are currently generated in the C&I market. We intend to continue serving this niche while seeking to acquire or start new business ventures in an attempt to increase market share. Our focus on the C&I market is the result of Whitco's historical expertise in this market and the fact that most of Whitco's lighting agents and OEM customers are focused on this area.

Whitco is placing particular emphasis on the sports, high mast and area lighting sectors within the commercial and industrial markets. The sports lighting area represents those venues lit by outdoor lighting for night time play. This ranges from professional sports venues to local parks and recreation areas. Whitco has the ability to complete pre-wiring for its sports lighting products prior to shipment. High mast refers to those installations requiring large area lighting needs of commercial areas. These represent typical heights of 55 feet or higher with multiple fixtures installed at the top of the pole. Area lighting typically represents the lighting of an outdoor area such as parking lots.

Our future plans may include a merger with or into, or an acquisition of, other businesses serving the pole and lighting industries. Our future plans may also include entering niche parts of the lighting market in which we do not currently compete.

Competition

Whitco competes with pole manufacturers as well as those OEM's which manufacture poles themselves. Whitco also competes with OEM's, including some that are customers of Whitco on other jobs. In terms of sales, Whitco believes it is approximately in the bottom half of the top 10 pole manufacturing companies. Whitco competes against exclusive pole manufacturers such as K-W Industries, United Lighting Standards and Valmont Industries. Some OEM companies that also manufacture poles include Hubbell Lighting, Cooper Lighting, Musco Lighting (in the sports segment only) and Ruud Lighting. Whitco competes with other pole companies on a price and service basis. Whitco competes by seeking the most qualified, most connected sales agents and OEM's in a given territory.

History

Whitco Sales, Inc. dates its original history to 1969, when it was formed by the Pritchard family in Fort Worth, Texas. Whitco was originally formed to provide both lighting and pole products. During the 1980's, Whitco made the decision to concentrate on steel pole products sold through agents and OEM's throughout the United States. Whitco Company, L.L.P., a partnership consisting of three investors led by Dennis H. Depenbusch, was formed on June 27, 2000 and acquired the assets of Whitco Sales Inc. from the Pritchard family on June 30, 2000. At the time of the acquisition, Whitco Sales, Inc. was an S Corporation 50% owned by James and Patsy Pritchard and 50% owned by James K. "Kip" Pritchard.

Upon acquisition of Whitco in June 2000, Whitco expanded its product offering to include additional steel products as well as aluminum poles. In 2002, Whitco further expanded its product line to include pre-wired products for the sports lighting segment. On May 1, 2002, two of the three original investors were bought out by a replacement investor group again led by Dennis H. Depenbusch. The original investors, along with Mr. Depenbusch, were Mega Investment Group, LLC and Quest Financial Partners, LP. Their 2/3 partnership interest was purchased on May 1, 2002 for $1.2 million through the sale of partner units and the issuance of additional subordinated debt. Four individual investors purchased partnership units for a cumulative price of $654,000 and subordinated debt was issued to four individual investors for $546,000.

As of February 12, 2003, Whitco entered into the Securities Exchange Agreement with Wentworth III, Inc., pursuant to which its partners received, through an exchange of all of their partnership units, and options to purchase partnership units, 2,991,368 shares of common stock, and options to purchase 808,632 shares of common stock. This transaction closed on August 27, 2003, at which time Whitco became our wholly-owned subsidiary. We changed our name from Wentworth III, Inc. to Catalyst Lighting Group, Inc. on September 3, 2003.

Seasonality

The lighting and pole industry is seasonal in nature, as construction of the facilities or roads where the lighting structures may be placed is seasonal depending on the geographic location of the project.

Governmental and Environmental Regulations

We do not need government approval to offer our products and services. In order to comply with federal, state and local environmental laws, we expend such sums of money as is reasonably required in the ordinary course of our manufacturing business. In fiscal year ended September 30, 2003, we spent $0 on such compliance. Compliance with all such environmental laws has had a negligible impact on our business, financial condition and results of operations.

Research and Development

For the twelve months ended September 30, 2003, product development expense was $138,863, compared with $28,646 for the twelve months ended September 30, 2002. The increase in product development for the comparative twelve-month period is principally attributable to the further development of Whitco's sports lighting product offering. There was no cost borne directly by our customers.

Accounting Treatment

Although we are the parent corporation, for accounting purposes, our acquisition of Whitco was treated as the acquisition of us by Whitco. This is known as a reverse acquisition and a recapitalization of Whitco. Whitco is the acquirer for accounting purposes because the former partners of Whitco received the larger percentage of our common stock and voting rights than our stockholders prior to the acquisition.

Public Filings

Our annual, quarterly and periodic and other filings with the SEC, including any amendments thereto, may be accessed, at no cost, directly through the SEC's web site at www.sec.gov.

                                  RISK FACTORS

An investment in our securities is highly speculative and subject to numerous and substantial risks. These risks include those set forth below and elsewhere in this prospectus. Readers are encouraged to review these risks carefully before making any investment decision.

THERE COULD BE CONFLICTS OF INTEREST AMONG MANAGEMENT WHICH MAY BE ADVERSE TO YOUR INTERESTS.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders. Our officers and directors currently own approximately 53% of the outstanding common stock and would continue to own approximately 35%, assuming all of the shares offered hereunder are sold. Although management would no longer retain voting control of the Company, management will continue to have day to day operating control of the Company and a large voting block of the common stock. Such influence over our company may not necessarily be consistent with the interests of our other stockholders.

IF WE RAISE ADDITIONAL FUNDS THROUGH THE ISSUANCE OF OUR EQUITY SECURITIES, OR DETERMINE TO REGISTER ANY COMMON STOCK GRANTED IN ANY BUSINESS COMBINATION, YOUR PERCENTAGE OWNERSHIP WILL BE REDUCED, YOU WILL EXPERIENCE DILUTION WHICH COULD SUBSTANTIALLY DIMINISH THE VALUE OF YOUR STOCK AND SUCH ISSUANCE MAY CONVEY RIGHTS, PREFERENCES OR PRIVILEGES SENIOR TO YOUR RIGHTS WHICH COULD SUBSTANTIALLY DIMINISH YOUR RIGHTS AND THE VALUE OF YOUR STOCK.

One of the factors which generally affects the market price of publicly traded equity securities is the number of shares outstanding in relationship to assets, net worth, earnings or anticipated earnings. If a public market develops for our shares, or if we determine to register for sale to the public those shares of common stock granted in any future financing or business combination, a material amount of dilution can be expected to cause the market price of our common stock to decline. Furthermore, the public perception of future dilution can have the same effect even if actual dilution does not occur.

In order for us to obtain additional capital or complete a business combination, we may find it necessary to issue securities conveying rights senior to those of the holders of common stock. Those rights may include voting rights, liquidation preferences and conversion rights. To the extent we convey senior rights, the value of our common stock can be expected to decline.

IF WE INCUR MORE INDEBTEDNESS, WE MAY BECOME TOO HIGHLY LEVERAGED AND WOULD BE IN RISK OF DEFAULT.

There is no contractual or regulatory limit to the amount of debt we can take on, although we intend to follow a conservative debt policy. If our policy were to change or be eliminated due to unforeseen circumstances, we could become more highly leveraged, which could adversely affect our ability to meet our obligations and we would then be in risk of default, which could have a material adverse effect on our financial condition and business prospects.

IN THE ABSENCE OF A PUBLIC MARKET FOR THE COMMON STOCK, YOU MAY NOT BE ABLE TO SELL YOUR SECURITIES OR ACHIEVE LIQUIDITY IN YOUR INVESTMENT.

Currently, there is no public market for our securities and we cannot assure you that a public market will ever develop. You will likely not be able to sell your securities if a regular trading market for our securities does not develop and we cannot predict the extent, if any, to which investor interest will lead to the development of a viable trading market in our shares. Further, if a trading market for our securities were to develop, we can give no assurance such a market could be sustained, nor that the common stock could be resold at their original offering price or at any other price. Any market for our securities which may develop will very likely be a limited one. In any event, if our securities trade at a low price, many brokerage firms may choose not to engage in market making activities or effect transactions. Accordingly, purchasers of our securities may have difficulties in reselling them and many banks may not grant loans using our securities as collateral. This absence of a public market could effectively eliminate your ability to sell your shares.

WE LACK BUSINESS DIVERSIFICATION AS WE OPERATE IN ONE BUSINESS IN ONE INDUSTRY, WHICH MAKES US SUBJECT TO ALL THE RISKS AND UNCERTAINTIES OF THAT INDUSTRY.

As Whitco is currently our sole operating business, the prospects for our success are entirely dependent upon the future performance of a single business. Unlike other entities with resources to consummate several business combinations, or entities operating in multiple industries, we do not expect to have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses.

THERE IS INTENSE COMPETITION IN WHITCO'S INDUSTRY WHICH MAY ADVERSELY AFFECT OUR FINANCIAL CONDITION AND YOUR INVESTMENT IN OUR COMMON STOCK.

There are numerous competitors in the fields in which Whitco is currently involved and in which it intends to enter, many of which have developed product lines and established customer followings. In many cases, Whitco's competitors have far greater financial and other resources. We also expect competition to increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could harm our net revenue and results of operations. Whitco competes or will potentially compete with a variety of companies, many of which have operated for a longer period of time and have significantly greater financial, technical, marketing and other resources. Some of these competitors have established relationships with leading manufacturers, suppliers, wholesalers, distributors and sales representatives. These competitors include national wholesalers and national and regional distributors, some of which Whitco already has existing relationships with. Further, we face a significant competitive challenge from alliances entered into between and among Whitco's competitors, as well as from competitors created through industry consolidation. The combined resources of these partnerships or consolidated entities could pose a significant competitive challenge and could impede Whitco in, or prevent it from, establishing relationships which would be most beneficial.

WHITCO IS DEPENDENT ON A FEW MANUFACTURERS TO MAKE THE TUBES REQUIRED FOR ITS POLE BUSINESS.

Whitco's primary business is selling lighting poles in a variety of market segments. Although Whitco owns the raw material, it relies on fabricators to turn the steel tubes into the poles it sells. Currently, Whitco uses two primary manufacturers and has a written agreement with one of them, making us substantially dependent on these two companies. Although we believe we can secure other fabricators, we expect that the deterioration or cessation of either relationship would have a material adverse effect, at least temporarily, until the new relationships are satisfactorily in place.

WHITCO SUBSTAINED A LOSS IN THE FISCAL YEAR ENDED SEPTEMBER 30, 2003.

The Company incurred a net loss for fiscal 2003 of $1,005,515. The loss was partly attributable to significant nonrecurring expenses related to the merger and its future public offering. Management believes returning the Company to profitable will be sufficient to allow the Company to continue as a going concern.

WE MAY BE SUBJECT TO LAWSUITS AS A RESULT OF THE MANUFACTURE, DESIGN AND INSTALLATION OF OUR LIGHTING POLES, WHICH COULD BE COSTLY AND DIVERT NEEDED RESOURCES AWAY FROM OPERATIONS.

Whitco is currently not involved in any legal proceedings. Although Whitco does not manufacture or install the lighting poles it designs and sells, We still face the risk of lawsuits from property owners, federal and state governments and any injured parties from accidents alleged to occur as a result of the manufacture, design or installation of the lighting poles and fixtures. Any lawsuit, even if without merit, could divert needed time, money and other resources from our business. Although we currently have property, general liability and product liability insurance in amounts we believe to be adequate, we can give no assurance such insurance will remain available at a reasonable price, if at all, or that any insurance policy would offer coverage sufficient to meet any liability arising as a result of a claim. The obligation to pay any substantial liability claim could render Whitco insolvent and could force it to curtail or suspend operations, which would have a material adverse effect on your investment. Additionally, failure to implement and maintain a quality control program with respect to the manufacture and installation of poles could increase the risk of liability for any injury that may occur from one of Whitco's poles.

EFFORTS TO PROTECT INTELLECTUAL PROPERTY OR THE ALLEGED MISUSE OF THE INTELLECTUAL PROPERTY OF OTHERS MAY CAUSE US TO BECOME INVOLVED IN COSTLY AND LENGTHY REGULATORY PROCESS OR LITIGATION WHICH COULD DIVERT NEEDED RESOURCES AWAY FROM OPERATIONS.

Our success depends, in part, on our ability to obtain and preserve patent, trademark and other intellectual property rights, including with respect to the software created in connection with Whitco's business, services, products and the pole designs they create. The process of seeking trademark and patent protection and defending claims is time consuming and expensive and no assurances can be given that (i) patents or trademarks will actually be issued,
(ii) new patents will be sufficient in scope to provide meaningful protection or any commercial advantage or (iii) others will not independently develop similar products or design around any patents we may obtain. If we fail to protect intellectual property from infringement, other companies may offer competitive products. Additionally, we may have to defend ourselves against claims we infringe the intellectual property rights of others. Protection of our intellectual property, and defense of our own products and services, could result in costly and lengthy litigation, diverting resources which would otherwise be dedicated to managing the business.

WHITCO IS NOT IN COMPLIANCE WITH CERTAIN FINANCIAL COVENANTS RELATING TO ITS REVOLVING CREDIT AGREEMENT.

Under the current $2,000,000 credit facility with PNC Bank, Whitco can borrow the lesser of $2,000,000 or the aggregate of 80% of eligible accounts receivable and 50% of eligible inventory, as those terms are defined in the agreement with PNC. Whitco currently does not comply with the following covenants (1) Whitco has a tangible net worth (as defined in the PNC agreement) of less than $300,000 and (2) the ratio of (Total Debt - Subordinated Debt) to (Book Net Worth + Subordinated Net Worth - Intangible Assets) is greater than 8 to 1. PNC Bank has indicated it will not seek to call the promissory note. As of October 31, 2003, Whitco owed PNC approximately $1,899,224. However, no assurances can be given that PNC will not decide to declare Whitco in default and seek to enforce its rights pursuant to the agreement. In such event, Whitco may have to pay such debt, be subject to the remedies available to PNC Bank or find alternative financing to replace the PNC Bank debt, although no assurance can be given that Whitco will be able to find such alternative financing on terms satisfactory to Whitco or at all. In the event Whitco is declared in default of its obligation to PNC Bank, such default may have a material adverse effect on Whitco's business, financial condition and results of operations.

WE MAY NEED TO EXPEND TIME AND FINANCIAL RESOURCES TO LEARN AND COMPETE IN THOSE PARTS OF THE INDUSTRY WHICH WE INTEND TO ENTER FOR THE FIRST TIME WHICH COULD DIVERT NEEDED RESOURCES AWAY FROM OPERATIONS.

Whitco's current business strategy contemplates entering parts of the lighting industry in which it has not previously competed. Although these segments of the market are directly related to the current market in which Whitco competes, it is expected to take time and financial resources to learn the nuances of these segments, as well as to execute on the business plan and integrate these new parts of the business into the existing business. Any failure in these new markets or failure to successfully integrate them into Whitco's existing business could be expected to have a material adverse effect on our financial condition and results of operations.

WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE ACQUIRED BUSINESSES, IF ANY, WHICH COULD RESULT IN A SLOWDOWN IN CASH

COLLECTIONS AND ULTIMATELY LEAD TO INCREASES IN ACCOUNTS RECEIVABLE WRITE-OFFS.

We anticipate that our acquisition strategy will result in a labor-intensive process to integrate new businesses into our existing business. This can shift focus away from Whitco's existing business. The successful integration of an acquired business is also dependent on the size of the acquired business, the complexity of system conversions, the resolution of disputes regarding multiple sales representatives in a given geographic area and management's execution of the integration plan. If we are not successful in integrating acquired businesses, our results may be adversely affected.

A SLOWDOWN IN THE CONSTRUCTION CYCLE OR ANY REDUCTION IN THE INFRASTRUCTURE NEEDS OF FEDERAL, STATE AND LOCAL GOVERNMENTS COULD HAVE A MATERIAL ADVERSE IMPACT ON WHITCO'S BUSINESS AND RESULTS OF OPERATIONS.

Whitco's primary market segments include sports arenas, area lighting, such as parking lot lighting for shopping malls and apartment complexes, high mast lighting and roadway lighting. In the private sector, Whitco is dependent on the construction industry to continue building the arenas and other complexes which require lighting poles. With regard to roadway lighting, Whitco is dependent on the needs and financial health of federal, state and local governments. Both the private and public sectors are highly dependent on general economic conditions. Accordingly, any reduction in the construction cycle, dip in the economy or deterioration of the financial health of the federal and state governments could be expected to have a material adverse effect on the business and financial condition of Whitco.

WHITCO IS DEPENDENT ON THE PRICE OF STEEL, AND PRICE INCREASES COULD HAVE AN IMPACT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Whitco makes the majority of its lighting poles out of steel. Our profit margins are dependent on the price of the raw steel tubes purchased from time to time. Whitco has no impact on or ability to control or otherwise manage the price it pays for raw steel. The major steel purchasers could either mark prices down, which could result in decreased revenues for Whitco as it passes the savings on to customers, or cause an increase in prices, which could also reduce Whitco's profit margin if it is determined that customers would rather delay their purchases than pay higher prices or if customers would purchase poles from a cheaper source. Although Whitco could buy more steel when prices are low and less steel when prices are high, such a strategy could lead to either excess inventory, which would lead to increased fabrication and storage costs, or insufficient inventory.

WE USED AN ARBITRARY BASIS FOR DETERMINING THE OFFERING PRICE OF THE SHARES.

The offering price of the shares has no relation to the value of our actual or proposed assets or other objective criteria of value, so you may not be able to judge whether or not you are likely to achieve a return on your investment. We determined the offering price of the shares through consultations with independent broker-dealers and underwriters and such price is not necessarily related to our net worth, assets, earnings, book value or any other objective financial statement criteria. Among the factors considered by us were estimates of our business potential, the proceeds to be raised, the ability to generate a trading market for the common stock, our relative requirements and the current market conditions in the over-the-counter market. Accordingly, you should not consider the price offered hereby as any objective indication of our actual value. You are therefore bearing the risk of paying more for our shares than our common stock is objectively worth or valued by the public markets. This could result in an insufficient return, or even a loss, on your investment.

THE VALUE OF THE COMMON STOCK MAY BE DIMINISHED BY THE ISSUANCE OF PREFERRED STOCK.

Our Board of Directors is authorized by our certificate of incorporation to designate and issue up to 10,000,000 shares of one or more series of preferred stock, which will have such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of the common stock. The preferred stock could be utilized to discourage, delay or prevent a change in control. Although we have no present intention to issue any shares of preferred stock, there can be no assurance we will not do so in the future.

THE EXISTENCE OF OUTSTANDING OPTIONS AND WARRANTS MAY HARM OUR ABILITY TO OBTAIN ADDITIONAL FINANCING AND THEIR EXERCISE WILL RESULT IN DILUTION TO YOUR INTERESTS.

Upon completion of the offering (assuming the maximum amount is sold), we will have outstanding (a) 245,000 warrants outstanding to purchase an aggregate of 245,000 shares of common stock and (b) incentive options to purchase 808,632 shares of common stock, with 552,656 of such options currently vested. Additionally, our option plan reserves an additional 691,368 shares for future issuance. While these warrants and options are outstanding, our ability to obtain future financing may be harmed. Upon exercise of these options and warrants, dilution to your ownership interests will occur as the number of common shares outstanding increases.

OUR BOARD OF DIRECTORS HAS BROAD DISCRETION AS TO THE USE OF THE PROCEEDS.

Of the net proceeds to be received from this offering, approximately 32.5% has been allocated to working capital and other general corporate purposes and may be used as management may determine, in its sole discretion without the need for stockholder approval.

Item 2. Description of Property

We lease space in Fort Worth, Texas. These facilities serve as our corporate headquarters and operations center. The facilities encompass approximately 2,704 square feet of space at a fixed rental cost of $3,644 per month. We are reviewing our alternatives to determine if these facilities are adequate for our future needs. The lease expired November 14, 2003 and we are currently under a month to month agreement with the landlord.

We believe our current physical facilities will be sufficient, absent any unforeseen significant sales increases, to accommodate all of our business needs through at least fiscal 2004.

We currently do not have, nor do we anticipate making, any investments in real estate or related securities within the foreseeable future. In the event we determine to make such an investment, or adopt a policy relating thereto, there is a chance it would be done without a vote of our security holders.

Item 3. Legal Proceedings

Neither the Company nor Whitco is a party to, or is aware of, any threatened litigation of any nature against itself directly or against Whitco.

Item 4. Submission of Matters to a Vote of Security Holders

On November 4, 2002, we closed on our offering of 50,000 shares of common stock for $1.00 per share. The net proceeds of the offering, $45,000, after the deduction of $5,000 in permitted expenses, were held in an escrow account in accordance with Rule 419(b) of the Securities Act of 1933, as amended, and Rule 15c2-4 of the Securities Exchange Act of 1934, as amended.

Each investor had an opportunity, pursuant to a reconfirmation offer in accordance with Rule 419, the details of which were set forth in a post-effective amendment to our amended registration statement, to evaluate the specific merits and risks of the business combination with Whitco. There was no annual or special meeting as the post-effective amendment was mailed to the shareholders who purchased shares in the November 2002 offering. Such investors were required to reconfirm their interest in the business combination with Whitco or have their funds returned. All three shareholders reconfirmed their investment in the Company.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

There is no trading market for the shares of the Company nor is there any assurance that a regular trading market will develop for the shares, or that, if developed, any such market will be sustained. The Company anticipates that, if its current efforts to sell up to 1,200,000 shares of its common stock are successful, trading of the shares will be conducted through the National Quotation Bureau's Over-the-Counter Electronic Bulletin Board. Any market for the shares of the Company which may result will likely be less well developed than if such shares were traded on NASDAQ or on another national securities exchange.

The Company is currently in the process of conducting a self-underwritten, registered offering of up to 1,200,000 shares of common stock at $2.50 per share. To that end, on September 30, 2003 we filed a registration statement on Form SB-2 to register 1,320,000 shares of our common stock. This registration statement was modified by an amendment filed on December 9, 2003. Although there is no underwriter, the additional 120,000 shares represents the maximum number of shares we may issue to any placement agent(s) who assist us with the sale of all 1,200,000 shares being offered. We applied to register the shares only in the states of California, Illinois, Iowa, Kansas, Massachusetts, Michigan, Missouri, New York, Texas, Nevada and Nebraska. There can be no assurance we will sell any of the shares offered in the public offering.

As of September 30, 2003, and in accordance with our 2003 Stock Option Plan, there were incentive options outstanding to purchase 808,632 shares of common stock, with 552,657 of such options currently vested. Twenty percent (20%) of the non-vested options vest on each anniversary date of the option grant. The holders of these options, their position in Whitco and the number of options held by each, are as follows:

                                                                    Weighted
                                                                     Average
Name                       Title               # Options Issued   exercise price
----                       -----               ----------------   --------------

Henry Glover      President/CEO (of Whitco)          250,779           $0.86
Kevin B. Medlin   Vice President Sales                97,163           $0.86
Thomas Lach       Vice President Engineering          97,163           $0.86
Ben Mosqueda      Manager Quotations/Drafting         11,727           $0.86
Kip Pritchard     Vice President                     351,800           $0.30

Total                                                808,632

Additionally, our option plan reserves an additional 691,368 shares available for future issuance. This option plan has not yet been approved by our shareholders.

On August 6, 2003, Whitco Company LLP received a bridge loan of $250,000 from Keating Reverse Merger Fund ("Lender"). In consideration for the note, and upon consummation of the merger, we issued warrants for the purchase of up to 125,000 shares (the "Warrant Shares") of our common stock at a price of $2.00 per warrant share. Keating Investments is the investment advisor and managing member of the Lender. Additionally, Timothy J. Keating, is a principal of KI as well as an investor in the Lender.

As of September 30, 2003, there was a total of 3,391,368 shares of our common stock, par value $0.01 per share, outstanding ("Common Stock"). These shares of Common Stock are held by a total of 12 shareholders. 50,000 shares of Common Stock were sold in the Offering at a price of $1.00 per share. Prior to that offering, Kevin R. Keating, our former President and a current member of our board of directors, and Spencer I. Browne, our former Secretary and a former director, privately purchased 90,000 shares and 60,000 shares, respectively, directly from the Company at a price of $0.05 per share, pursuant to Section 4(2) of the Securities Act, and the rules and regulations promulgated thereunder. The remainder of the currently issued and outstanding shares were granted to partners of Whitco in exchange for their partnership units of

Whitco. All shares of Common Stock are "restricted securities" as that term is defined under the Securities Act and in the future may be sold pursuant to a registration statement filed under the Securities Act.

Our Board of Directors has not declared or paid any cash dividends since our inception. As the Board of Directors' current policy is to retain any and all earnings to fund our ongoing operations and growth, it does not anticipate declaring or paying any cash dividends for the foreseeable future.

All employees are provided certain insurance coverages including health, dental, life and long term disability. We reserve the right to change our benefits plans as we deem necessary or appropriate.

We have no dividend reinvestment plan.

RECENT SALES OF UNREGISTERED SECURITIES:

Whitco Company, L.L.P.:

On May 1, 2002, the partnership interests of two of the three then-existing partners of Whitco Company, L.L.P. were purchased for a total of $1.2 million. A total of 436 2/3 partnership units were sold for $655,000, at a price per partnership unit of $1,500, and $545,000 in subordinated debt. There were no underwriters or commissions paid with respect to this or any other transaction set forth in this Item 26. These securities were sold pursuant to an exemption from the securities laws pursuant to Section 4(2) of the Securities Act of 1933, as the offering of partnership interests was to a limited number of offerees made without general solicitation in a non-public offering. Further, these securities were exempted from the registration requirements pursuant to the safe harbor of Regulation D, as Whitco also had a reasonable belief all investors were "accredited", based on the subscription agreements executed by each investor. Additionally, each investor made a representation they were accredited investors under Rule 501(a) and that they had the necessary sophistication to be able to fend for themselves. The following tables set out the purchase price and amount of partnership units and subordinated debt issued with respect to this transaction:

PARTNERSHIP UNITS ISSUED:

                                           Total Purchase  Partner Units   Equivalent
Name                                          Amount         Purchased    Common Shares
----                                       --------------  -------------  -------------
Celestine C. Depenbusch                       $200,000        133 1/3        446,729

Larry D. Doskocil, Trustee of the
Larry D. Doskocil Living Trust
UAD February 20, 1986, as amended             $250,000        166 2/3        558,412

John and Jacqueline
   Middelkamp, JTWROS                         $ 50,000         33 1/3        111,683

June M. Ochsner, Trustee of the June M
Ochsner Revocable Trust dated
October 21, 1997                              $ 50,000         33 1/3         111,683

Dennis H. Depenbusch                          $  1,500          1               3,350
Dennis H. Depenbusch and Darcilyn
H. Depenbusch as co-trustees, or their
successors in trust, of the Dennis H
Depenbusch Revocable Trust, dated
December 21, 1998                             $103,500         69             231,183

Subordinated Debt Issued:

Name                                                  Total       Expiration Date     Interest Rate
----                                                  -----       ---------------     -------------
Larry D. Doskocil, Trustee of the Larry
D. Doskocil Living Trust UAD February
20, 1986, as amended                                 $250,000       May 1, 2004            15%
                                                     $ 20,000       May 1, 2007            15%

James K. "Kip" Pritchard                             $150,000       May 1, 2007            15%

Dennis H. Depenbusch and Darcilyn
H. Depenbusch as co-trustees, or
their successors in trust, of the Dennis H.
Depenbusch Revocable Trust,
Dated December 21, 1998                              $75,000        May 1, 2007            15%

Jacqueline N. Middelkamp                             $50,000        May 1, 2007            15%

On January 31, 2003, all subordinated debt holders were offered the opportunity to convert such debt into partnership units. These securities were sold pursuant to an exemption from the securities laws pursuant to Section 4(2) of the Securities Act of 1933, as the offering of partnership interests was to a limited number of offerees with an ongoing relationship with Whitco and its management, made without general solicitation in a non-public offering. The following table sets out those note holders who chose to convert from debt to equity:

                                        Total Purchase     Partner Units      Equivalent
Name                                        Amount          Purchased       Common Shares
----                                    --------------     -------------    -------------
Celestine C. Depenbusch                     $ 50,000           7.56              25,330

Larry D. Doskocil, Trustee of
the Larry D. Doskocil Living
Trust UAD February 20,
1986, as amended                            $250,000          37.78            126,581

Dennis H. Depenbusch
and Darcilyn H. Depenbusch
as co-trustees, or their
successors in trust, of the
Dennis H. Depenbusch
Revocable Trust,
dated December 21, 1998                     $ 75,000          11.48             38,462

CATALYST LIGHTING GROUP, INC. (formerly known as Wentworth III, Inc.)

On August 27, 2003, we acquired Whitco Company, LP (successor in interest as a result of conversion of Whitco Company, L.L.P. to a limited partnership) through an exchange of all of Whitco's partnership units, and options to purchase partnership units, for 2,991,368 shares of common stock, and options to purchase 808,632 shares of common stock. Whitco became our wholly-owned subsidiary. All shares were issued without registration in reliance on one or more of the following exemptions: Rule 701 and Section 4(2) of the Securities Act of 1933. The then issued and outstanding partnership units were converted into shares of our common stock as follows:

                                                           Number of Shares of
                                                          Wentworth Common Stock
Partner                                Partnership Units   received at closing
-------                                -----------------   -------------------
Dennis H. Depenbusch                              1              3,350

June M. Ochsner Revocable Trust               33.33            111,671

Larry D. Doskocil Living Trust               204.45            685,004

Celestine C. Depenbusch                      140.89            472,048

John M. and Jacqueline N
Middlekamp, JTWROS                            33.33            111,671

Dennis H. Depenbusch
Revocable Trust                              479.82          1,607,624

Whitco granted a total of 241.3485 qualified options to five employees of Whitco, giving each employee options to purchase partnership units of Whitco. There were no underwriters, discounts or commissions paid in connection with the granting of such options. Whitco did not receive any compensation for the granting of such options as all options were issued in consideration for the option holder's employment with Whitco. However, all options were exercisable for cash consideration as set forth below. None of the options have been exercised, but all were converted on August 27, 2003 to 808,632 options to purchase our common stock pursuant to the Securities Exchange Agreement with Whitco. All options were issued without registration in reliance on one or more of the following exemptions: Rule 701 and Section 4(2) of the Securities Act of 1933. Below is a chart setting forth all such issuances:

                                                         Vesting
                                                    Partnership Units
                            Issue                    Granted Pursuant      Price Per
Name                        Date       Period           to Option             Unit
--------------            --------     -------      -----------------       -------
Kip Pritchard              6/30/00     0                    105             $ 1,000
Tom Lach                  10/30/00     5 years              22              $ 2,913
Kevin Medlin              10/1/01      5 years              22              $ 2,916
Henry Glover               1/1/02      0 years              57              $ 2,916
Henry Glover              12/31/02     0 years              17.5            $ 2,890
Tom Lach                  12/31/02     0 years               7              $ 2,890
Kevin Medlin              12/31/02     0 years               7              $ 2,890
Ben Mosqueda              12/31/02     0 years               3.5            $ 2,890

The options listed above were converted into 10 year options to purchase shares of Catalyst. There are 808,632 options issued through September 30, 2003. Vested options currently total 552,657 shares. Twenty percent (20%) of the non-vested options vest on each anniversary date of the option grant. The holders of these options, their position in Whitco and the number of options held by each, are as follows:

                                                                           Weighted Average
Name                           Title                   # Options Issued     Exercise Price
----                           -----                   ----------------     --------------
Henry Glover           President/CEO (of Whitco)           250,779              $0.86
Kevin B. Medlin        Vice President Sales                 97,163              $0.86
Thomas Lach            Vice President Engineering           97,163              $0.86
Ben Mosqueda           Manager Quotations/Drafting          11,727              $0.86
Kip Pritchard          Vice President                      351,800              $0.30
                                                           -------
Total                                                      808,632
                                                           =======

CATALYST LIGHTING GROUP, INC. (our former subsidiary)

On August 29, 2003, we formed Catalyst Lighting Group, Inc., a Delaware corporation, and purchased 200 shares of its common stock for an aggregate of $2,000. On September 2, 2003, we entered into an Agreement of Merger with Catalyst. On September 3, 2003, we filed with the Delaware Secretary of State a Certificate of Ownership and Merger of Catalyst Lighting Group, Inc. into Wentworth III, Inc.

Item 6. Management's Discussion and Analysis or Plan of Operation.

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

We formed under the name Wentworth III, Inc. in March, 2001 as a blank check company, which is essentially a vehicle to pursue a business combination. We offered our common stock to the public pursuant to Rule 419 promulgated under the Securities Act of 1933, as amended, and closed our offering, raising proceeds of $50,000 from the sale of 50,000 shares, in November, 2002. We had no operating business and all our activities since inception, and prior to the share exchange with Whitco, had been related to formation, completing the public offering and finding suitable merger or acquisition candidates. Pursuant to Rule 419, the gross proceeds from the offering of $50,000, less 10% for expenses incurred in connection with the IPO, were held in escrow subject to the closing of the transaction with Whitco. We paid no cash compensation to any officer or director in their capacities as such prior to the transaction with Whitco. On August 27, 2003, we completed the share exchange transaction with Whitco, whereupon Whitco became our sole wholly-owned subsidiary. On September 3, 2003, we changed our name to Catalyst Lighting Group, Inc.

Based on the above transactions, we have provided management's discussion and analysis of financial condition and results of operations for Whitco for the year ending September 30, 2003 and 2002 and for Catalyst Lighting Group, Inc., from the date of acquisition, August 27, 2003.

RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

Whitco's condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require Whitco to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and the related disclosures. A summary of those significant accounting policies can be found in our Notes to the Consolidated Financial Statements included in this report. The estimates used by management are based upon their historical experiences combined with management's understanding of current facts and circumstances. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial condition and the results of our operations and require significant judgments on the part of management. Management believes the following represent the critical accounting policies of Whitco as described in Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," which was issued by the Securities and Exchange Commission: inventory, goodwill, allowance for doubtful accounts, and warranty policy.

The Company states inventory at the lower of cost or market, determined under the first-in, first-out method. We maintain a significant amount of raw material inventory to serve future order demand of customers. While management believes its processes for ordering and controlling inventory are adequate, changes in economic or industry conditions may require Whitco to hold inventory longer than expected or write outdated inventory off as the result of obsolescence.

During fiscal 2001, we amortized goodwill using a fifteen-year life. Beginning January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 (SFAS 142) "Goodwill and Other Intangible Assets," and as a result ceased amortizing goodwill. We test goodwill for impairment annually or on an interim basis if an event or circumstance occurs between the annual tests that may indicate impairment of goodwill. Impairment of goodwill will be recognized in operating results in the period it is identified.

We utilize our best estimate for allowance for doubtful accounts based on past history and accruing the expense as a percentage of sales. We grant credit to distributors of sports and area lighting poles located throughout the United States of America. Collateral is generally not required for trade receivables. While we consider our process to be adequate to effectively quantify its exposure to doubtful accounts, changes in economic, industry or specific customer conditions may require an adjustment of the allowance for doubtful accounts.

Our customers receive a one year product warranty for defects in material and workmanship, providing repair or replacement or refund of the purchase price. We provide an accrual as a reserve for potential warranty costs based on historical experience and accruing as a percentage of sales. While management considers our process to be adequate to effectively quantify its exposure to warranty claims based on historical performance, changes in warranty claims on a specific or cumulative basis may require us to adjust its reserve for potential warranty costs.

Impact of Recently Issued Accounting Pronouncements - In December 2002, the FASB issued Statements of Financial Accounting Standards No.148, Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement 123 (SFAS 123). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (the prospective method). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (i) restate all periods presented (retroactive restatement method) or (ii) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (modified prospective method). For fiscal years beginning December 15, 2003, the prospective method will no longer be allowed. The Company currently accounts for its stock-based compensation using the intrinsic value method as proscribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and plans on continuing using this method to account for stock options; therefore, it does not intend to adopt the transition requirements as specified in SFAS 148. The Company has adopted the new SFAS 148 disclosure requirements of SFAS 148 in these financial statements.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("FAS 150"). FAS 150 requires that three classes of freestanding financial statements that embody obligations for entities be classified as liabilities. Generally, FAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe the adoption of FAS 150 will have a material impact on its financial position or results of operations.

The FASB issued Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, in November 2002 and FIN No. 46, Consolidation of Variable Interest Entities, in January 2003. FIN No. 45 is applicable on a prospective basis for initial recognition and measurement provisions to guarantees issued after December 2002; however, disclosure requirements are effective immediately. FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee and expands the required disclosures to be made by the guarantor about its obligation under certain guarantees that it has issued. The adoption of FIN No. 45 did not have a material impact on the Company's financial position or results of operations. FIN No. 46 requires that a company that controls another entity through interest other than voting interest should consolidate such controlled entity in all cases for interim periods beginning after June 15, 2003. Management does not believe the adoption of FIN No. 46 will have a material impact on its financial position or results of operations.

Year ended September 30, 2003 compared to the year ended September 30, 2002

In 2002, Whitco changed its fiscal year end from December 31 to September 30. For purposes of a financial comparison of 12 month results, Whitco is combining its September 30, 2002 nine month year end audited numbers with its three month reviewed financial results. The unaudited 12 months ended September 30, 2002 is summarized in the following table compared to the audited 12 months ended September 30, 2003. The data below was adjusted for pro forma taxes, for periods before the twelve months ending September 30, 2003, as if Whitco, the fully owned subsidiary of Catalyst Lighting Group, Inc., was a C-corporation for state and federal tax purposes.

                                12 Months       12 Months         9 Months        3 Months
                                  Ended           Ended            Ended           Ended
                                 9/30/03         9/30/02          9/30/02         12/31/01
                              --------------------------------------------------------------
Sales                         $ 15,758,570     $ 13,880,178     $ 10,243,036     $ 3,637,142
--------------------------------------------------------------------------------------------
Cost of Sales                 $ 10,834,944     $  9,535,886     $  7,169,790     $ 2,366,096
--------------------------------------------------------------------------------------------
Gross Margin
   on Sales                   $  4,923,626     $  4,344,292     $  3,073,246     $ 1,271,046
--------------------------------------------------------------------------------------------
General Selling and
 Administrative
 Expenses                     $  4,934,542     $  3,720,151     $  2,700,835     $   959,442
--------------------------------------------------------------------------------------------
Amortization of
 Goodwill                     $          0     $          0     $          0     $    59,874
--------------------------------------------------------------------------------------------
Income from
 Operations                   ($    10,916)    $    624,141     $    372,411     $   251,730
--------------------------------------------------------------------------------------------
Reverse Merger
  Expense                     $    606,621
--------------------------------------------------------------------------------------------
Interest Expense              $    326,844     $    295,725     $    224,677     $    71,048
--------------------------------------------------------------------------------------------
Income (Loss) Before Taxes
 And Pro Forma Income
 Taxes                        ($   944,381)    $    328,416     $    147,734     $   180,682
--------------------------------------------------------------------------------------------
Provision for
  Taxes                       $     61,134     $          0     $          0     $         0
Income (Loss)
  Before Taxes                ($ 1,005,515)    $    328,416     $    147,734     $   180,682
Pro Forma
  Income Taxes                $    214,000     ($   126,000)    ($    58,000)    ($   68,000)
--------------------------------------------------------------------------------------------
Pro Forma Net
 Income (Loss)                ($   791,515)    $    202,416     $     89,734     $   112,682
--------------------------------------------------------------------------------------------

The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. In our opinion, we have included all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation.

Revenue. For the twelve months ended September 30, 2003, the recognized revenue was $15,758,570. For the twelve months ended September 30, 2002, the recognized revenue was $13,880,178. Cost of goods sold in the twelve months ended September 30, 2003 was $10,834,944, which generated a gross margin of 31.2%, versus 31.3% for the twelve months ended September 30, 2002. The increase in sales can be attributed to an increase in overall pole sales through agency customers.

Other operating costs and expenses. For the twelve months ended September 30, 2003, operating expenses totaled $4,934,542, compared to $3,720,151 for the twelve months ended September 30, 2002. The increase in operating expenses resulted from the increase in commission expenses paid, legal and accounting expenses, product development expense, travel and entertainment and health insurance as described below. Included in other operating costs and expenses are non-cash costs related to amortization expense incurred of approximately $0 for the twelve months ended September 30, 2003, and $59,874 for the twelve months ended September 30, 2002. The decrease in amortization expense is the result of Whitco's adoption of Statement of Financial Accounting Standards No. 142 (SFAS
142) in January 1, 2002. This change in policy resulted in the elimination of amortization of goodwill.

Commission expense. For the twelve months ended September 30, 2003, commission expense was $2,557,846, compared with $1,906,051 for the twelve months ended September 30, 2002. The increase in commissions paid is the result of an increased mix of sales of products through agency customers compared to the previous comparative period.

Legal and Accounting Expense. For the twelve months ended September 30, 2003 legal and accounting expense was $202,171, compared with $104,702 for the twelve months ended September 30, 2002. The increases in legal and accounting for the comparative periods reflect additional expenses in the period related to the change in fiscal year and in accounting fees and legal fees associated with the merger.

Product development expense. For the twelve months ended September 30, 2003, product development expense was $138,863, compared with $28,646 for the twelve months ended September 30, 2002. The increase in product development for the comparative twelve-month period is principally attributable to the further development of Whitco's sports lighting product offering.

Salaries, wages, and labor related. For the twelve months ended September 30, 2003, salaries and wages totaled $1,328,666, compared to $1,124,445 for the twelve months ended September 30, 2002. The increase in salaries and wages can be attributed to additional personnel hired during the 2003 fiscal year.

Travel and entertainment expense. For the twelve months ended September 30, 2003, travel and entertainment expense was $135,264, compared with $88,426 for the twelve months ended September 30, 2002. The increases in travel and entertainment expense for the comparative period reflects additional travel and customer visitations during the period.

Health and general insurance expense. For the twelve months ended September 30, 2003, health and general insurance expense was $123,599, compared with $85,243 for the twelve months ended September 30, 2002. The increases in health insurance for the comparative periods reflect a general increase in premiums as well as additional employees choosing to participate in the program. Whitco recently changed its benefit offering to its employees resulting in savings compared to its previous health insurance offering.

Interest expense. Interest expense for the twelve months ended September 30, 2003 was $326,844, compared with $295,725 for the twelve months ended September 30, 2002. The increase in interest expense for the comparative periods reflect the increase in both the operating credit line as well as an increase in subordinated debt.

Other expense. For the twelve months ended September 30, 2003 Catalyst Lighting Group incurred a $606,621 expense associated with the merger compared to $0 for the twelve months ended September 30, 2002. The Company recognized a $17,768 loss for disposal of fixed assets during the twelve months ended September 30, 2003.

Liquidity and Capital Resources

At September 30, 2003, Catalyst Lighting Group's working capital deficit was $873,650, which represented a decrease in working capital of $726,672 over September 30, 2002. This represents increases in the following: Trade receivables increased from $2,280,109 at September 30, 2002 to $3,472,776 at September 30, 2003, including provision for bad debts of $54,442 at September 30, 2002 and $53,892 at September 30, 2003. Receivables increased in reflection to an increase in sales. Other account changes include an increase in accounts payable of $1,196,821, an increase in inventory of $459,097, an increase in revolving notes payable of $985,497, an increase in accrued liabilities of $103,393, an increase of cash of $96,591 and an increase in pre-paid expenses of $29,473. The increase in payables and inventory was attributed to orders placed for delivery of product in 2003 as well as forecast demand in orders for 2003. The changes in accrued liabilities, revolving notes payable and pre-paid expenses are related to normal timing of the different category of accounts through this year. The increase in the working capital deficit is primarily the result of the net loss of $1,005,515 for the year ended September 30, 2003.

Cash provided by (used in) operations for the twelve months ended September 30, 2003, and the nine months ended September 30, 2002 was ($897,521), and $397,110 respectively. The cash used by operations for the twelve months ended September 30, 2003 resulted primarily from a loss of $1,005,515, an increase in trade receivables of $1,192,666, an increase in inventories of $459,097 and an increase in prepaid expenses and other of $29,473. Accrued liabilities increased by $103,393 and accounts payable increased by $1,196,820.

Primarily as a result of purchases of property and equipment in the periods described below, cash used in investing activities for the twelve months ended September 30, 2003, and the nine months ended September 30, 2002, was $16,260 and ($74,307), respectively.

Cash provided/(used in) financing activities for the twelve months ended September 30, 2003 and nine months ended September 30, 2002 was $977,852, and ($322,803) respectively. For the twelve months ended September 30, 2003 there was an increase in revolving notes payable of $985,497 and payments on short-term and long-term notes payable of $7,645. For the nine months ended September 30, 2002, cash flows decreased as the result of redemption of partner's interest of $1,200,000 to purchase the partnership interests of two partners. This decrease was primarily matched by an increase from the proceeds of long-term debt of $546,000 and the sale of partnership interest of $655,000. Payments on short-term and long-term notes payable and revolving notes payable was $224,527 and $99,276, respectively.

Material cash requirements for the next twelve months not in the ordinary course of business relate to the expenses incurred in connection with the completion of the merger and the securities offering described herein. Regarding repayment of debt, over the next 12 months Whitco's current maturities of long term debt as of September 30, 2003 is approximately $524,134, consisting of subordinated debt. For the next 12 months, one $250,000 payment is due on January 6, 2004, and one $217,850 payment is due on June 30, 2004, while the rest is spread evenly over the entire year. Whitco and the Company intend to fund future payments on these obligations through operational cash flow and further utilization of its existing credit facility. Current debt repayments can be paid through our cash flow or the additional availability afforded through the secured line of credit.

Whitco currently has a $2,000,000 senior, secured credit facility with PNC Bank, evidenced by a demand promissory note, and secured by all of our assets. Whitco has received a $500,000 line increase through the end of November. The outstanding balance at September 30, 2003 was approximately $2,072,522 and the balance as of October 31, 2003 was approximately $1,899,224. Whitco can borrow the lesser of $2,500,000 through the end of November 2003 or the lesser of $2,000,000 thereafter or the aggregate of 80% of eligible accounts receivable and 50% of eligible inventory as defined in the agreement with PNC. Whitco currently does not comply with certain portions of its agreement with PNC relating to maintaining (1) a tangible net worth of not less than $300,000, (2) a ceiling on debt to net worth ratio and (3) defined cash flow coverage of at least 1 to 1. As a result, PNC can call the note, although the note can be called at any time in any event, as it is a demand note. Whitco is in active negotiations with alternative lenders and has received some commitment letters indicating interest in this credit facility and will actively pursue alternative lenders should the note with PNC be called. Consequences to Whitco will consist of having to immediately put in place a new credit facility in an amount sufficient to cover the entire PNC credit facility.

SUBSEQUENT EVENT:

The Company is currently in the process of conducting a self-underwritten, registered offering of up to 1,200,000 shares of common stock at $2.50 per share. To that end, on September 30, 2003 we filed a registration statement on Form SB-2 to register 1,320,000 shares of our common stock. This registration statement was modified by an amendment filed on December 9, 2003. Although there is no underwriter, the additional 120,000 shares represents the maximum number of shares we may issue to any placement agent(s) who assist us with the sale of all 1,200,000 shares being offered. We registered the shares only in the states of California, Illinois, Iowa, Kansas, Massachusetts, Michigan, New York, Texas, Nevada and Nebraska.

We lease space in Fort Worth, Texas. These facilities serve as our corporate headquarters and operations center. The facilities encompass approximately 2,704 square feet of space at a fixed rental cost of $3,644 per month. We are reviewing our alternatives to determine if these facilities are adequate for our future needs. The lease expired November 14, 2003 and we are currently under a month to month agreement with the landlord.

Item 7. Financial Statements

The financial statements that constitute Item 7 follow the text of this report.

An index to the financial statements appears in Item 13(a) of this report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Our officers and directors and further information concerning them are as follows:

    Name                     Age                    Position
    ----                     ---                    --------

Dennis H. Depenbusch         40            CEO, Secretary and Chairman of the
                                           Board of Directors
Henry Glover                 46            President and Director
Kevin R. Keating             63            Director
Mary Titus                   43            Director
Tracy B. Taylor              49            Director

Dennis H. Depenbusch, 40, was the managing partner of Whitco Company, LLP since its acquisition in June of 2000. Prior to his leading the acquisition of Whitco, he was a Vice President for Euronet Worldwide from May 1995 to June 2000. Euronet Worldwide is a provider of secure electronic financial transactions, ATM software, point-of-sale outsourcing and mobile banking to a wide range of industries. Mr. Depenbusch served as country manager from May 1995 to May 1998 in Poland and, from May 1998 to May 1999, served as Vice President in Germany, overseeing expansion and acquisition activities for these countries. From May 1999 to May 2000, he was responsible for overseeing ATM deployment activities and operational development for the United Kingdom. He also contributed to Euronet's acquisition of venture capital financing and eventual listing on the NASDAQ (EEFT). Mr. Depenbusch holds an MBA, Summa Cum Laude, and a BS in Business from the University of Kansas. He has held his current positions since consummation of the merger with Whitco on August 27, 2003.

Henry M. Glover, 46, joined Whitco in January 2002 as the President. Mr. Glover has twenty years of experience in the lighting industry in key leadership roles. These assignments included work for three of the larger lighting conglomerates in the country: Genlyte Thomas, where he was Vice President and general manager of its Wide-Lite division from 1996-2000; USI Lighting from 1990-1992, where he was Vice President of Sales and Vice President of Lighting from 1993-1996; and Lithonia Lighting, where he worked from 1981 through 1989 in various positions, including analyst, product development manager, marketing manager and regional sales manager. Wide-Lite is a manufacturer of energy-efficient specification grade lighting and lighting controls. Mr. Glover has held senior level positions in sales and operational management for these companies. In 2001, Mr. Glover was CEO and principal of iCareers, LLC, an Internet recruiting site focused on lighting placements. Mr. Glover has an MBA from the University of Georgia and a BS in Economics from the College of Charleston. Mr. Glover is also the President and CEO of Whitco. He has held his current positions since consummation of the merger with Whitco on August 27, 2003.

Kevin R. Keating, 63, is an investment executive and for the past five (5) years has been the Branch Manager of the Vero Beach, Florida office of Brookstreet Securities Corporation. Brookstreet Securities is a full-service, national network of independent investment professionals. Mr. Keating services the investment needs of private clients with special emphasis on equities. For more than 35 years, he has been engaged in various aspects of the investment brokerage business. Mr. Keating began his Wall Street career with the First Boston Corporation in New York in 1965. From 1968 through 1974, he was employed by several institutional research boutiques where he functioned as Vice President-Institutional Equity Sales. From 1974 until 1982, Mr. Keating was the President and Chief Executive Officer of Douglas Stewart, Inc., a New York Stock registered representative servicing the needs of individual investors. Mr. Keating is a graduate of Holy Cross College with a degree in Business Administration. Mr. Keating is a director of Wentworth II, Inc., Wentworth I, Inc., 99 Cent Stuff, Inc., Prologue and Micro Interconnect Technology, Inc. Mr. Keating was the President and CFO of the Company from its inception until consummation of the transactions with Whitco. He has been a director since inception.

Mary Titus, 43, is a director and a member of the audit committee. Since December 2000, Ms. Titus has worked for uRoam Corporation, a web based remote access provider, in Sunnyvale, CA. Ms. Titus is currently the Chief Financial Officer, Vice President of Administration and the corporate Secretary for uRoam, handling all finance, human resource and corporate compliance matters. From October 1999 through June 2000, Ms. Titus was the Chief Financial Officer, Vice President of Administration and the corporate Secretary for healthshop, an Internet based retailer of health products. From September 1998 through January 1999, Ms. Titus was Chief Financial Officer and the corporate Secretary for Crag Technologies, a San Jose based data storage company, where she was responsible for all finance and corporate compliance matters. From April through August 1998, Ms. Titus handled integration and strategic acquisition matters for Adaptec, following its acquisition of Ridge Technologies. Prior to that, Ms. Titus handled all finance, securities and acquisition matters at Ridge Technologies, a redundant storage controller company located in San Jose, CA. She has been a director of Whitco since September 4, 2003. Ms. Titus is the audit committee financial expert for Catalyst.

Tracy B. Taylor, 49, is a director and a member of the compensation committee. Since March, 2002, Mr. Taylor has been President of the Kansas Technology Enterprise Corporation, Topeka, Kansas. From 2001 to the KTEC appointment, Mr. Taylor was President of Taylor and Associates, a private equity investment firm. From 1999-2001, Mr. Taylor was Vice President for Townsend Capital, Lee's Summit, Missouri. From 1994 to 1999, he held various positions with Cohen Esrey real estate services in Kansas City, Missouri. From 1988 to 1994, Mr. Taylor held graduating positions leading to Treasurer and finally Vice President for Administration for

Sprint Corporation in Westwood, Kansas. Mr. Taylor received a B.A. in history/political science, Magna Cum Laude, in 1976 from Bethany College in Lindsborg, Kansas and an MBA with a finance concentration, from the University of Kansas in 1979. He has been a director of Whitco since September 4, 2003.

The Company knows of no reporting person that failed to timely file reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended.

We have a separately-designated standing audit committee consisting of Mary Titus and Kevin R. Keating.

Item 10. Executive Compensation

Upon the first closing of the sale of shares offered pursuant to our current public offering, each of our three outside directors, Kevin R. Keating, Mary Titus and Tracy Taylor, will be compensated as follows: For one year, they will each receive $2,000 for each board meeting attended in person and $1,000 for each telephonic board meeting. After the first year, they will receive $1,000 and $500, respectively. Additionally, each of Mr. Keating, Ms. Titus and Mr. Taylor will receive 10,000 shares of common stock, 6,667 of which shall be immediately issuable and the remaining 3,333 of which will be held in escrow and distributed to each of them provided they remain on our board of directors for a period of one year. Members of our Board who serve on the audit committee shall receive an additional $2,000 per meeting for the first year of service and $1,000 per meeting for each year thereafter. The audit committee chairman will receive $4,000 for the first year of service and $2,000 for each year thereafter in addition to the audit committee meeting fees. Messrs. Depenbusch and Glover will not receive any additional compensation for serving on our Board. To date, no Board of Directors' fees have been paid, however, Whitco did reimburse board members for expenses incurred in connection with informal meetings prior to the securities exchange with us.

The following table sets forth information concerning compensation for services rendered to Whitco and Catalyst by its President and by its executive officers.

                           SUMMARY COMPENSATION TABLE

The following table sets forth information regarding the compensation paid during the year ended September 30, 2003, the nine months ended September 30, 2002 and the year ended December 31, 2001 to Dennis H. Depenbusch and Henry Glover. Mr. Depenbusch is Chairman, Secretary and CEO of Catalyst and Mr. Glover is a Board Member and President. Both are the only executive officers of Catalyst. Prior to consummation of the transaction with Whitco, we did not provide cash compensation to our officers or directors for their services. There are no other anticipated officer assignments at the present time.

                                                        Other         Securities
                                                       Annual         Underlying     LTIP      All Other
Name and All Other      Year     Salary       Bonus  Compensation       Options     Payouts   Compensation
Principal Positions     Ended     ($)          ($)      ($)               (#)         ($)          ($)
-------------------     -----    ------       -----  ------------     ----------    -------   ------------
Dennis Depenbusch
Managing Partner/CEO
and Chairman (1)        2003    $130,000        $0      $     0               0          0          0

Henry Glover
President (2)           2003    $145,000        $0      $     0          58,633(4)       0          0

Dennis Depenbusch
Managing Partner        2002    $ 97,499        $0      $     0               0          0          0


Henry Glover
President               2002    $ 97,499        $0      $24,706(3)      190,977(4)       0          0

Dennis Depenbusch
Managing Partner        2001    $100,000        $0      $     0               0          0          0

Henry Glover
President (5)           2001    $      0        $0      $     0               0          0          0

Dennis Depenbusch
Managing Partner (6)    2000    $ 50,000        $0      $     0               0          0          0

(1) Mr. Depenbusch was the managing partner of Whitco prior to consummation of the merger transaction with Catalyst and is currently the CEO and Chairman of the Board of Directors of Catalyst. As the merger transaction was not consummated until August 27, 2003, $119,167 of salary was paid to Mr. Depenbusch by Whitco through August 31, 2003 and $10,833 was paid by Catalyst through September 30, 2003.

(2) Mr. Glover was the President of Whitco prior to consummation of the merger transaction with Catalyst and is currently the President and a member of the Board of Directors of Catalyst. As the merger transaction was not consummated until August 27, 2003, $137,500 of salary was paid to Mr. Glover by Whitco through August 31, 2003 and $12,500 was paid by Catalyst through September 30, 2003.

(3) Represents compensation related to relocation expenses associated with the hiring of Mr. Glover.

(4) These were options to purchase 74.6825 partnership units of Whitco which, upon consummation of the merger with Catalyst on August 27, 2003, were converted into options to purchase 250,779 shares of common stock.

(5) Henry Glover began employment with Whitco on January 2, 2002.

(6) Whitco Company, LLP acquired Whitco Sales, Inc. on June 30, 2000.

Option Grants in Fiscal Year Ended September 30, 2003.

No options to purchase partner units in Whitco, or common stock in Catalyst, were granted to Dennis Depenbusch in the fiscal year ended September 30, 2003.

For the year ended September 30, 2003, and the nine months ended September 30, 2002, options to purchase 17.5 and 57 partner units, respectively, were granted to Henry Glover at a strike price of approximately $2,890 per unit. These options, on a converted basis represent 249,610 shares of Catalyst common stock at a strike price of $0.86 per share. 58,633 of these options became fully vested when Catalyst became subject to the periodic reporting requirements under the Securities Exchange Act of 1934. The remaining 190,977 options vest equally over a 5 year period, but immediately vest in full in the event Catalyst receives an offer to sell substantially all of its assets which offer Catalyst desires to accept.

Aggregate Option Exercises in Fiscal Year Ended September 30, 2002

No options to purchase Whitco partnership units or Catalyst common stock were exercised by Dennis Depenbusch, Henry Glover or any employee of Whitco or Catalyst during the fiscal year ended September 30, 2003.

Employment Agreements

As of December 31, 2002, Whitco entered into an employment agreement with Henry Glover, expiring December 31, 2003, providing for him to serve as Whitco's President and Chief Executive Officer at an annual rate of $150,000. Mr. Glover is also eligible for medical and dental benefits, as well as such other benefits as may be offered to executive officers from time to time. Mr. Glover's employment agreement contains a confidentiality provision as well as a non-compete clause for one year following his employment with Whitco. We anticipate entering into an employment agreement with Dennis Depenbusch on terms to be agreed upon.

The directors of the Company hold office until the next annual meeting of the shareholders and until their successors have been elected and qualified. Upon the first closing of the sale of shares offered pursuant to our current public offering, each of our three outside directors, Kevin R. Keating, Mary Titus and Tracy Taylor, will be compensated as follows: For one year, they will each receive $2,000 for each board meeting attended in person and $1,000 for each telephonic board meeting. After the first year, they will receive $1,000 and $500, respectively. Additionally, each of Mr. Keating, Ms. Titus and Mr. Taylor will receive 10,000 shares of common stock, 6,667 of which shall be immediately issuable and the remaining 3,333 of which will be held in escrow and distributed to each of them provided they remain on our board of directors for a period of one year. Members of our Board who serve on the audit committee shall receive an additional $2,000 per meeting for the first year of service and $1,000 per meeting for each year thereafter. The audit committee chairman will receive $4,000 for the first year of service and $2,000 for each year thereafter in addition to the audit committee meeting fees. Messrs. Depenbusch and Glover will not receive any additional compensation for serving on our Board. To date, no Board of Directors' fees have been paid, however, Whitco did reimburse board members for expenses incurred in connection with informal meetings prior to the securities exchange with us. Officers are appointed by the Board of Directors and serve at the discretion of the Board. Currently, Dennis H. Depenbusch and Henry Glover are the only officers for Catalyst Lighting Group, Inc.

There are no agreements or understandings for any officer or director to resign at the request of another person and none of the officers or directors is acting on behalf of or will act at the direction of another person.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of December 15, 2003 with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock, (ii) each director and (iii) officers and directors as a group.

                                            Amount and          Percentage
                                            Nature of            of Shares
                                            Beneficial          Beneficially
Name of Stockholder                         Ownership              Owned
--------------------                        ----------          ------------
Kevin R. Keating (1) ......................    90,000               2.65%
Dennis H. Depenbusch (2) .................. 1,610,974(3)           47.50%
Dennis H. Depenbusch Revocable Trust ...... 1,607,624              47.40%
Henry Glover(4) ...........................    96,951(5)            2.78%
Mary Titus (6) ............................         0               0
Tracy B. Taylor (7) .......................         0               0
Keating Investments, LLC ..................   200,000               5.90%
Larry Doskocil Trust (8) ..................   685,004              20.20%
Celestine Depenbusch (9) ..................   472,048              13.92%
James "Kip" Pritchard (10) ................   350,125               9.35%

All executive officers and
directors as a group ...................... 1,797,925              53.0%

----------

(1) Mr. Keating is a member of our Board of Directors. Excludes 6,667 shares which are to be issued at the first closing of the sale of shares offered hereby.

(2) Mr. Depenbusch is our chief executive officer and chairman of our Board of Directors.

(3) Represents 3,350 shares of our common stock owned by Mr. Depenbusch and 1,607,624 shares owned by the Dennis H. Depenbusch Revocable Trust, an entity of which Mr. Depenbusch is a co-trustee.

(4)  Mr. Glover is President and a member of our Board of Directors.

(5) Represents 96,951 shares of common stock issuable upon exercise of currently vested options granted to Mr. Glover.

(6) Ms. Titus is a member of our Board of Directors. Excludes 6,667 shares which are to be issued at the first closing of the sale of shares offered in our public offering.

(7) Mr. Taylor is a member of our Board of Directors. Excludes 6,667 shares which are to be issued at the first closing of the sale of shares offered in our public offering.

(8)  Larry Doskocil is the sole trustee of the Larry Doskocil Trust.

(9) Celestine Depenbusch is the mother of Dennis H. Depenbusch. Mr. Depenbusch exercises no voting or other control over Celestine Depenbusch's shares.

(10) Represents 350,125 shares of common stock issuable upon exercise of currently vested options granted to Mr. Pritchard.

Unless otherwise noted, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. Neither person named in the table is acting as nominee for any persons or is otherwise under the control of any person or group of persons.

There are no arrangements currently in place that may result in the change of control of the Company.

On August 27, 2003, immediately prior to the consummation of the transactions with Whitco, our board of directors adopted the 2003 Stock Option Plan, reserving for issuance up to 1,500,000 shares of our common stock. In connection with the merger with Whitco, options to purchase 808,632 shares of common stock were granted to the then-option holders of Whitco, with 552,657 of such options vesting immediately.

As of September 30, 2003, and in accordance with our 2003 Stock Option Plan, there were incentive options outstanding to purchase 808,632 shares of common stock, with 552,657 of such options currently vested. Twenty percent (20%) of the non-vested options vest on each anniversary date of the option grant. The holders of these options, their position in Whitco and the number of options held by each, are as follows:

                                                                        Weighted
                                                                        Average
Name                          Title                # Options Issued     exercise price
----                          -----                ----------------     --------------
Henry Glover         President/CEO (of Whitco)          250,779          $0.86
Kevin B. Medlin      Vice President Sales                97,163          $0.86
Thomas Lach          Vice President Engineering          97,163          $0.86
Ben Mosqueda         Manager Quotations/Drafting         11,727          $0.86
Kip Pritchard        Vice President                     351,800          $0.30
                                                        -------
Total                                                   808,632
                                                        =======

Accordingly, our option plan reserves an additional 691,368 shares of common stock for future issuance.

Item 12. Certain Relationships and Related Transactions

The following table sets forth all long term debt issued to parties related to
Catalyst:

LONG-TERM DEBT:

Long-term secured, subordinated debt for the periods set forth below consisted of the following:

                                                                               September 30,
                                                                                   2003
                                                                               ------------
Noninterest-bearing note payable to an individual, discounted at 6.3%
(unamortized discount of $38,519 and $75,509 at September 30, 2003 and September 30, 2002), payable in annual installments of $217,851
The note was issued to the Pritchard family from which Whitco was
purchased on June 30, 2000                                                       $397,183

Noninterest bearing note payable to Kip Pritchard, an employee, discounted at 6.22% (unamortized discount of $8,490 and $20,207 at
September 30, 2003 and September 30, 2002, respectively), payable in monthly installments of $7,375. Kip Pritchard is a member of the
Pritchard family from which Whitco was purchased in 2000. The note
was issued on June 30, 2000 in connection with such purchase                     $146,389

Note payable to an individual with indirect ownership in Whitco, note was assigned to a nonrelated limited partnership effective December 27, 2001, principal due July 31, 2005, interest payable monthly at a fixed rate of
15%. This note was issued on June 30, 2000 in connection with the
purchase of Whitco from the Pritchard family                                     $700,000

Subordinated, unsecured 15% note payable to an owner, Larry Doskocil, due April 30, 2007. This note was issued on May 1, 2002 in connection
with the buy-out of certain partnership interests of Whitco                      $ 20,000

Subordinated, unsecured 15% note payable to an owner, Jacqueline
Middelkamp, due April 30, 2007. This note was issued on May 1, 2002 in
connection with the buy-out of certain partnership interests of Whitco           $ 50,000

Subordinated, 15% unsecured note payable to Kip Pritchard, due April
30, 2007.  This note was issued on May 1, 2002 in connection with the
buy-out of certain partnership interests of Whitco                               $150,000

Subordinated, 10% unsecured note payable to Keating Reverse Merger
Fund, LLC due January 6, 2004.  This note was issued on August 6, 2003           $214,551
                                                                               ----------
                                                                               $1,678,123
Less current maturities                                                          (524,134)
                                                                               ----------
                                                                               $1,153,989
                                                                               ==========

During the twelve months ended September 30, 2003, the nine months ended September 30, 2002 and the year ended December 31, 2001, Whitco had $33,416, $27,875 and $0, respectively, of interest expense on notes due to related parties.

OTHER RELATED PARTY TRANSACTIONS:

During the twelve months ended September 30, 2003, the nine months ended September 30, 2002 and the year ended December 31, 2001, Whitco paid $60,800, $24,000 and $24,000, respectively, for accounting and administrative services to an entity related through common ownership. The common ownership ended May 1, 2002.

During the twelve months ended September 30, 2003, the nine months ended September 30, 2002 and the year ended December 31, 2001, Whitco had sales of $423,760, $266,580 and $679,527, respectively, to an entity whose principal owner is the brother of an employee of Whitco. Accounts receivable from this related entity were $92,305 and $24,894 at September 30, 2003 and 2002, respectively.

Celestine C. Depenbusch is the mother of Dennis Depenbusch, our CEO and Chairman. Celestine C. Depenbusch currently owns 472,048 shares of Catalyst common stock, representing approximately 13.92% of the outstanding common stock. Celestine Depenbusch exercises 100% voting power and control over all shares owned by her.

On August 6, 2003, Whitco Company LLP received a bridge loan of $250,000 from Keating Reverse Merger Fund. In consideration for the note, and upon consummation of the merger, we issued a five year common stock purchase warrant for the purchase of up to 125,000 shares of our common stock at a price of $2.00 per share. It is expected that a portion of the proceeds raised in the current offering will be used to repay the promissory note of Keating Reverse Merger Fund, which matures on February 6, 2004.

Keating Investments, LLC is the managing member of Keating Reverse Merger Fund and received an investment banking fee in connection with the merger with Whitco. Timothy J. Keating owns approximately 60% of Keating Investments and also individually owns, as of the date hereof, 5% of Keating Reverse Merger Fund. Timothy J. Keating is the son of Kevin R. Keating, our former President and a current board member. Kevin R. Keating has no ownership interest in Keating Investments, Keating Securities or Keating Reverse Merger Fund.

Kevin R. Keating and Spencer I. Browne, our original and only officers and directors until the merger with Whitco, could be deemed to be our promoters. They received shares of Common Stock in return for their cash contributions to the Company. Kevin R. Keating received 90,000 shares in exchange for a cash contribution of $4,500. Spencer I. Browne received 60,000 shares in exchange for a cash contribution of $3,000.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits.

    Exhibit
    Number       Description
    -------      -----------
                 Financial Statements - December 31, 2002

                 Index................................................................................F-1
                 Independent Auditor's Report.........................................................F-2
                 Balance Sheet........................................................................F-4
                 Statement of Operations..............................................................F-5
                 Statement of Changes in Stockholders' Equity.........................................F-6
                 Statements of Cash Flows.............................................................F-7
                 Notes to Financial Statements........................................................F-8

*   2.1          Securities Exchange Agreement dated February 12, 2003 by and among
                 Wentworth III, Inc., Whitco Company, L.L.P. and the partners of Whitco

**  3.1          Certificate of Incorporation

**  3.2          By-Laws

    3.3          Certificate of Incorporation of Catalyst Lighting Group, Inc.

    3.4          Certificate of Ownership and Merger of Catalyst Lighting Group, Inc. into Wentworth
                 III, Inc.

*** 10.1         Escrow Agreement

    10.2         Form of Common Stock Purchase Warrant issued to Keating Reverse Merger Fund, LLC

    31.1         Certification of the Company's Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Securities and Exchange Commission Release 34-46427

    31.2         Certification of the Company's Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Securities and Exchange Commission Release 34-46427

    32.1         Certification of the Company's Principal Executive Officer pursuant to 18 U.S.C.
                 Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    32.2         Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section
                 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


----------
* Incorporated herein by reference to exhibit 2.1 of the Company's Form 8-K, filed with the Securities and Exchange Commission on September 15, 2003.

** Incorporated herein by reference to the exhibits of the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on December 12, 2001.

*** Incorporated herein by reference to Exhibit 4.6 of the Company's Amendment No. 3 to its Registration Statement on Form SB-2/A, filed with the Securities and Exchange Commission on July 22, 2002.

(b)      Reports on Form 8-K

      Form 8-K filed September 15, 2003 with respect to the merger transaction with Whitco and the merger with Catalyst Lighting Group, Inc., our wholly-owned subsidiary.

Item 14. Controls and Procedures

As of September 30, 2003, an evaluation was completed under the supervision and with the participation of the Company's management, including the Company's President, Chief Financial Officer and Secretary, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management including the President, Chief Financial Officer and Secretary, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003. There have been no significant changes to the Company's internal controls or other factors that could significantly affect internal controls subsequent to September 30, 2003.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Worth, Texas, on this 29th day of December, 2003.


                                        CATALYST LIGHTING GROUP, INC.


                                        By: /s/ Dennis H. Depenbusch
                                           -------------------------------------
                                           Dennis H. Depenbusch
                                           Chief Executive Officer, Secretary
                                           and Chairman of the Board of
                                           Directors

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following members of the Board of Directors on behalf of the Registrant and on this 29th day of December 2003:


/s/ Henry Glover
-----------------------------------
Henry Glover, President and Director


/s/ Kevin R. Keating
-----------------------------------
Kevin R. Keating, Director


/s/ Mary Titus
-----------------------------------
Mary Titus, Director


/s/ Tracy B. Taylor
-----------------------------------
Tracy B. Taylor, Director

                          Catalyst Lighting Group, Inc.

                           Consolidated Balance Sheet
                     For the Year Ended September 30, 2003,
                    the Nine Months Ended September 30, 2002,
            and the Three Months Ended December 31, 2001 (unaudited)

                                           INDEX TO FINANCIAL STATEMENTS

Independent Auditor's Report.........................................................................................F-2

Consolidated Balance Sheet - September 30, 2003......................................................................F-3

Consolidated Statements of Operations - For the Year Ended September 30, 2003, the Nine Months
     Ended September 30, 2002, and the Three Months Ended December 31, 2001 (unaudited)..............................F-4

Consolidated Statements of Changes in Stockholders' Equity - For the Nine Months Ended
     September 30, 2002 and for the Year Ended September 30, 2003....................................................F-5

Consolidated Statements of Cash Flows - For the Year Ended September 30, 2003 and the
     Nine Months Ended September 30, 2002............................................................................F-6

Notes to Consolidated Financial Statements...........................................................................F-7

                          INDEPENDENT AUDITOR'S REPORT

To the Shareholders
Catalyst Lighting Group, Inc.
Ft. Worth, Texas


We have audited the accompanying consolidated balance sheet of Catalyst Lighting Group, Inc. as of September 30, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended September 30, 2003 and nine months ended September 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Catalyst Lighting Group, Inc. as of September 30, 2003 and the results of their operations and their cash flows for the year ended September 30, 2003 and for the nine months then ended, in conformity with accounting principles generally accepted in the United States of America.




HEIN + ASSOCIATES LLP

Denver, Colorado
October 31, 2003

                          CATALYST LIGHTING GROUP, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                                         SEPTEMBER 30,
                                                                                            2003
                                                                                         -----------
                                     ASSETS
CURRENT ASSETS:
    Cash                                                                                 $    96,591
    Trade receivables, less allowance for doubtful accounts of $53,892                     3,380,471
    Trade receivable - related party                                                          92,305
    Inventories, net of reserve of $64,698                                                 1,311,130
    Prepaid expenses and other                                                                49,502
    Deferred tax asset                                                                        47,699
                                                                                         -----------
         Total current assets                                                              4,977,698

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $58,410                           115,198

OTHER ASSETS:
    Goodwill, net of accumulated amortization of $330,151                                  2,971,362
    Other                                                                                     15,793
                                                                                         -----------
         Total other assets                                                                2,987,155
                                                                                         -----------
                                                                                         $ 8,080,051
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Revolving note payable                                                               $ 2,072,522
    Current maturities of long-term debt:
        Related party                                                                        250,000
        Other                                                                                274,134
    Accounts payable                                                                       2,447,756
    Accrued commissions                                                                      587,383
    Other accrued liabilities                                                                219,553
                                                                                         -----------
         Total current liabilities                                                         5,851,348
                                                                                         -----------

LONG-TERM DEBT, less current maturities:
    Related party                                                                             70,000
    Other                                                                                  1,083,989
                                                                                         -----------
         Total long-term debt                                                              1,153,989

DEFERRED TAXES                                                                               108,833
COMMITMENTS (Note 9)
STOCKHOLDERS' EQUITY:
    Preferred stock - $.01 par value;  authorized 10,000,000 shares, none issued                  --
    Common stock - $.01 par value; authorized 40,000,000 shares,
       3,391,368 shares issued and outstanding                                                33,914
    Additional paid-in capital                                                             1,454,984
    Accumulated deficit                                                                     (523,017)
                                                                                         -----------
         Total stockholders' equity                                                          965,881

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $ 8,080,051
                                                                                         ===========

              See accompanying notes to these financial statements.

                          CATALYST LIGHTING GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         FOR THE
                                                                                           NINE
                                                                      FOR THE             MONTHS         FOR THE THREE
                                                                        YEAR         ENDED SEPTEMBER      MONTHS ENDED
                                                                  ENDED SEPTEMBER          30,            DECEMBER 31,
                                                                      30, 2003             2002               2001
                                                                  -----------------  -----------------  -----------------
                                                                                                          (unaudited)
NET SALES                                                         $    15,758,570    $    10,243,036    $     3,637,142
COST OF SALES                                                          10,834,944          7,169,790          2,366,096
                                                                  ---------------    ---------------    ---------------

GROSS MARGIN ON SALES                                                   4,923,626          3,073,246          1,271,046
GENERAL, SELLING AND ADMINISTRATIVE EXPENSES:
    General, selling and administrative expenses, other                 4,795,679          2,676,444            957,612
    Research and development                                              138,863             24,391              4,255
    Amortization of goodwill                                                    -                  -             57,449
                                                                  ---------------    ---------------    ---------------
         Total general, selling and administrative expenses             4,934,542          2,700,835          1,019,316
                                                                  ---------------    ---------------    ---------------

INCOME (LOSS) FROM OPERATIONS                                             (10,916)           372,411            251,730

OTHER EXPENSE:
    Reverse merger costs                                                  606,621                  -                  -
    Interest expense                                                      326,844            224,677             71,048
                                                                  ---------------    ---------------    ---------------

INCOME (LOSS) FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES          (944,381)           147,734            180,682

PROVISION FOR INCOME TAXES                                                (61,134)                 -                  -
                                                                  ---------------    ---------------    ---------------

NET INCOME (LOSS)                                                 $    (1,005,515)   $       147,734    $       180,682
                                                                  ===============    ===============    ===============

PRO FORMA INCOME TAX AND NET INCOME (LOSS):
    Net income (loss) before pro forma income taxes               $    (1,005,515)   $       147,734    $       180,684
    Pro forma income tax benefit (expense) (unaudited)                    214,000            (58,000)           (68,000)
                                                                  ---------------    ---------------    ---------------

PRO FORMA NET INCOME (LOSS) (unaudited)                           $      (791,515)   $        89,734    $       112,682
                                                                  ===============    ===============    ===============

NET INCOME (LOSS) PER COMMON SHARE:
    Basic                                                         $         (.34)    $          .04     $          .04
                                                                  ==============     ==============     ==============
    Diluted                                                       $         (.34)    $          .04     $          .04
                                                                  ==============     ==============     ==============

PRO FORMA NET INCOME (LOSS) PER COMMON SHARE (unaudited):
    Basic                                                         $         (.27)    $          .03     $          .03
                                                                  ==============     ==============     ==============
    Diluted                                                       $         (.27)    $          .03     $          .03
                                                                  ==============     ==============     ==============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
    Basic                                                         $     2,971,242    $     3,415,298    $     4,020,567
                                                                  ===============    ===============    ===============
    Diluted                                                       $     2,971,242    $     3,415,298    $     4,020,567
                                                                  ===============    ===============    ===============

              See accompanying notes to these financial statements.

                          CATALYST LIGHTING GROUP, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002, AND
                      FOR THE YEAR ENDED SEPTEMBER 30, 2003


                                                              COMMON STOCK         ADDITIONAL
                                                       --------------------------   PAID-IN       RETAINED    STOCKHOLDERS
                                                         SHARES         AMOUNT      CAPITAL       EARNINGS       EQUITY
                                                       ------------  ------------ ------------- ------------- -------------
 BALANCE, January 1, 2002                                4,020,567   $   40,206   $  1,159,794  $   334,764   $ 1,534,764

     Sale of equity interest                             1,460,806       14,608        640,392            -       655,000
     Redemption of equity interest                      (2,680,378)     (26,804)    (1,173,196)           -    (1,200,000)
     Net income                                                  -            -              -      147,734       147,734
                                                       -----------   ----------   ------------  -----------   -----------

 BALANCE, September 30, 2002                             2,800,995       28,010        626,990      482,498     1,137,498

     Issuance of shares in reverse merger                  200,000        2,000         (1,200)           -           800
     Common stock issued for services                      200,000        2,000        386,000            -       388,000
     Retirement of long term debt by conversion to
        equity interest                                    190,373        1,904        373,096            -       375,000
     Warrants issued as consideration for debt                   -            -         70,098            -        70,098
     Net loss                                                    -            -              -   (1,005,515)   (1,005,515)
                                                       -----------   ----------   ------------  -----------   -----------

 BALANCE, September 30, 2003                             3,391,368   $   33,914   $  1,454,984  $  (523,017)  $   965,881
                                                       ===========   ==========   ============  ===========   ===========

             See accompanying notes to these financial statements.

                          CATALYST LIGHTING GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  YEAR                 NINE
                                                                                  ENDED            MONTHS ENDED
                                                                               SEPTEMBER 30,       SEPTEMBER 30,
                                                                                  2003                 2002
                                                                               -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                          $(1,005,515)         $   147,734
    Adjustments to reconcile net income (loss) to net cash provided by
         (used in) operating activities:
             Amortization of debt discount                                          35,449                   --
             Loss on sale of property and equipment                                 17,768                   --
             Depreciation and amortization                                          29,648               31,182
             Common stock issuance for services                                    388,000                   --
             Allowance for bad debt                                                     --               32,406
             Change in operating assets and liabilities:
                 Trade receivables, related and other                           (1,192,666)            (813,817)
                 Inventories                                                      (459,097)              34,068
                 Prepaid expenses and other                                        (29,473)              21,938
                 Deferred taxes current                                            (47,699)                  --
                 Other assets                                                        2,018                   --
                 Deferred taxes long term                                          108,833                   --
                 Accounts payable                                                1,151,820              720,595
                 Other accrued liabilities                                         103,393              223,004
                                                                               -----------          -----------
         Net cash provided by (used in) operating activities                      (897,521)             397,110
                                                                               -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash assumed in acquisition                                                     45,000                   --
    Purchase of property and equipment                                             (28,740)             (74,307)
                                                                               -----------          -----------
         Net cash used in investing activities                                      16,260              (74,307)
                                                                               -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in revolving note payable                              985,497              (99,276)
    Proceeds from issuance of long-term debt                                            --              546,000
    Payments on short-term and long-term notes payable                              (7,645)            (224,527)
    Sale of ownership interest                                                          --              655,000
    Redemption of equity interest                                                       --           (1,200,000)
                                                                               -----------          -----------
         Net cash provided by (used in) financing activities                       977,852             (322,803)
                                                                               -----------          -----------

NET CHANGE IN CASH                                                                  96,591                   --
CASH, at beginning of period                                                            --                   --
                                                                               -----------          -----------
CASH, at end of period                                                         $    96,591          $        --
                                                                               ===========          ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for:
         Interest                                                              $   326,020          $   240,692
                                                                               ===========          ===========
SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
    Conversion of long-term debt to equity interest                            $   375,000          $        --
                                                                               ===========          ===========
    Issuance of common stock for acquisition                                   $       800          $        --
                                                                               ===========          ===========

             See accompanying notes to these financial statements.

                          CATALYST LIGHTING GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      SUMMARY OF ACCOUNTING POLICIES:

        Nature of Operations - Catalyst Lighting Group, Inc., located in Fort Worth, Texas, sells sports and area lighting poles to distributors throughout the United States of America. See Note 2 for a description of a merger between Catalyst Lighting Group, Inc. and Whitco Company, LLP (Whitco LLP) during fiscal 2003. (Whitco LLP, prior to the merger with Catalyst Lighting Group, Inc. in August 2003 and Catalyst Lighting Group, Inc. after the merger are referred to herein as the Company.)

        Change in Year End - Effective January 1, 2002, the Company changed its year end from December 31 to September 30.

        Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Whitco Company ("Whitco"). All significant intercompany accounts and transactions have been eliminated in consolidation.

        Liquidity and Basis of Presentation - At September 30, 2003, the Company had a working capital deficit of $873,651. The Company also incurred a net loss for fiscal 2003 of $1,005,515 and was not incompliance with its debt covenants as of September 30, 2003, as described in Note 4. The bank could therefore require repayment on its note.

        Management of the Company believes that many of the costs incurred in fiscal 2003 related to the merger with Wentworth III will not be incurred in the future and that the Company will return to profitability. The Company also believes its bank will not call its note in a manner which would adversely affect the Company. The Company is also pursuing additional equity through a public offering of its common stock. The proceeds will be used to pay down subordinated debt, provide working capital, and product development. If the Company does not raise additional equity capital sufficient to provide for positive working capital and is unable to return in the near term to profitability, it may be required to curtail future operations and/or liquidate assets or enter into credit arrangements on less than favorable terms than would normally be expected, to provide for future liquidity.

        Inventories - Inventories are stated at the lower of cost or market, determined under the first-in, first-out method.

        Cost of Sales - Cost of sales consists of the actual cost of purchased parts, related in-bound shipping charges and out-bound freight costs. Net freight charges totaled $205,334 and $36,466 for the year ended September 30, 2003 and the nine months ended September 30, 2002.

        Property and Equipment - Property and equipment are stated at cost. Depreciation and amortization of property and equipment is provided using the modified straight-line method over the following estimated useful lives:

        Office furniture, machinery and equipment       7 years

                          CATALYST LIGHTING GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Depreciation expense for the year ended September 30, 2003 and for the nine months ended September 30, 2002 was $29,650 and $23,910, respectively. Maintenance, repairs and renewals which neither materially add to the value of property and equipment nor appreciably prolong its life are charged to operations as incurred. Gains or losses on disposals of property and equipment are included in income.

        Impairment of Long-Lived Assets - Management of the Company assesses impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. If the net carrying value exceeds the net cash flows, then impairment will be recognized to reduce the carrying value to the estimated fair value.

        Goodwill - Beginning January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142) "Goodwill and Other Intangible Assets," and as a result ceased amortizing goodwill. The Company tests goodwill for impairment annually (in the fourth quarter) or on an interim basis if an event or circumstance occurs between the annual tests that may indicate impairment of goodwill. Impairment of goodwill will be recognized in operating results in the period it is identified.

        The Company completed the goodwill impairment test required by SFAS 142 as of September 30, 2003 and no impairment charges were necessary. In completing this assessment, the Company compared the estimated fair value to the current carrying value of goodwill. The fair value was derived using an income based analysis using an average EBIT (earnings before interest and taxes) for the two fiscal years preceding 2003 as a more representative measure of normal earnings power which excludes non-recurring expenses associated with going public.

        Income Taxes - The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized. State minimum taxes are expensed as incurred. Prior to the reverse merger between Catalyst Lighting Group, Inc. (formerly Wentworth III, Inc.) and Whitco Company, LLP (see Note 2), income taxes related to Whitco Company, LLP were generally the responsibility of the members. The Company has included unaudited estimated pro forma taxes as if Whitco LLP was a C-corporation prior to its merger with Wentworth III and the resulting pro forma net income
        (loss) in the statements of operations.

        Concentrations of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. The Company grants credit to distributors of sports and area lighting poles located throughout the United States of America.

                          CATALYST LIGHTING GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Receivables and Credit Policies - Trade receivables consist of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days of the invoice date, with the exception of certain OEM customers who mandate extended terms. Past due receivables do not bear interest. Payments on trade receivables are applied to the earliest unpaid invoices. Management reviews trade receivables periodically and reduces the carrying amount by a valuation allowance that reflects management's best estimate of the amount that may not be collectable.

        Use of Estimates - In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

        Cash Equivalents - For purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. There were no cash equivalents at September 30, 2003.

        Revenue Recognition - The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized:
        (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Company product is made to customer or industry specifications at an agreed upon price as typically specified in the customer purchase order. Title passes to the customer at the point of shipment along with all the risks and rewards of ownership. Customers receive a one-year product warranty for defects in materials and workmanship providing repair or replacement or refund of purchase price. The Company provides an accrual as a reserve for potential warranty costs, which historically have not been significant.

        Research and Development - The costs associated with research and development for new products and significant product improvements are expensed as incurred. The Company had $138,863 and $28,646 in research and development costs for the years ended September 30, 2003 and 2002, respectively, primarily for further development of Whitco's sports lighting product offering.

        Stock-Based Compensation - The Company accounts for stock-based compensation for employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for options granted to employees is measured as the excess, if any, of the market price of the Company's common stock at the measurement date (generally, the date of grant) over the amount an employee must pay to acquire the common stock.

                          CATALYST LIGHTING GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        In October 1995, the Financial Accounting Standards Board issued a new statement titled Accounting for Stock-Based Compensation (SFAS No. 123). SFAS No. 123 requires that options, warrants, and similar instruments which are granted to non-employees for goods and services be recorded at fair value on the grant date. Fair value is generally determined under an option pricing model using the criteria set forth in SFAS No. 123. The Company did not adopt SFAS No. 123 to account for stock-based compensation for employees but is subject to the pro forma disclosure requirements.

       SFAS No. 123 requires the Company to provide pro forma information regarding net income as if compensation costs for the Company's option plans and other awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each award at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                         September 30,         September 30,
                                             2003                  2002
                                       ------------------    ------------------

         Dividend yield                       0%                    0%
         Volatility**                         0%                    0%
         Risk free interest rate             3.83%                 3.61%
         Expected life                     10 years              10 years


         ** Volatility is assumed to be 0% for options issued to employees prior to the Company going public in a reverse merger (see
                  Note 2)

        Under the accounting provisions of SFAS No. 123, there was no effect to the Company's net income for the year ended September 30, 2003 and the nine months ended September 30, 2002.

        Net  Income  (Loss)  Per  Share - Basic  earnings  per  share  (EPS)  is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company currently has no dilutive securities.

        Interim Financial Information - The accompanying interim financial information for the three months ended December 31, 2001 has been taken from the Company's books and records without audit. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals) necessary to fairly present the results of operations of the Company for the three months ended December 31, 2001.

                          CATALYST LIGHTING GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Comprehensive Income (Loss) - Comprehensive income is defined as all changes in stockholders' equity, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. During the periods presented, the Company's comprehensive loss was the same as its net loss.

        Impact of Recently Issued Accounting Pronouncements - In December 2002, the FASB issued Statements of Financial Accounting Standards No.148, Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement 123 (SFAS 123). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (the prospective method). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (i) restate all periods presented (retroactive restatement method) or (ii) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (modified prospective method). For fiscal years beginning December 15, 2003, the prospective method will no longer be allowed. The Company currently accounts for its stock-based compensation using the intrinsic value method as proscribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and plans on continuing using this method to account for stock options, therefore, it does not intend to adopt the transition requirements as specified in SFAS 148. The Company has adopted the new SFAS 148 disclosure requirements of SFAS 148 in these financial statements.

        In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("FAS 150"). FAS 150 requires that three classes of freestanding financial statements that embody obligations for entities be classified as liabilities. Generally, FAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of FAS 150 did not have a material impact on its financial position or results of operations.

        The FASB issued Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, in November 2002 and FIN No. 46, Consolidation of variable Interest Entities, in January 2003. FIN No. 45 is applicable on a prospective basis for initial recognition and measurement provisions to guarantees issued after December 2002; however, disclosure requirements are effective immediately. FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee and expands the required disclosures to be made by the guarantor about its obligation under certain guarantees that it has issued. The adoption of FIN No. 45 did not have a material impact on the Company's financial position or results of operations. FIN No. 46 requires that a company that controls another entity through interest other than voting interest should consolidate such controlled entity in all cases for interim periods beginning after June 15, 2003. The adoption of FIN No. 46 did not have a material impact on its financial position or results of operations.

                          CATALYST LIGHTING GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.      REVERSE MERGER WITH WHITCO LLP:

        Effective August 27, 2003, Wentworth III merged with Whitco LLP, a privately held Texas-based manufacturer and marketer of steel outdoor lighting pole structures. Whitco LLP completed the merger to become a publicly reporting entity to pursue acquisitions and other strategic opportunities as well as raise capital from the public markets. Whitco LLP's management and board assumed significant majority control of Wentworth III through a merger structure whereby Whitco LLP became a wholly-owned subsidiary of Wentworth III, Inc. Subsequent to the merger, Wentworth III changed its name to Catalyst Lighting Group, Inc. For financial statement purposes, this transaction has been treated as a reverse merger, whereby Whitco LLP is considered the acquiring company. 200,000 shares of the Company's common stock were effectively issued to the shareholders of Wentworth III in the merger. The ownership units of Whitco LLP outstanding prior to the merger have been converted to common stock and treated as outstanding as of the beginning of the periods presented. The results of operations of Catalyst Lighting Group, Inc. are included in the Consolidated Statements of Operations for the period from August 28, 2003 to September 30, 2003.

        As a result of the reverse merger with a shell company, the value assigned to the assets and liabilities was their fair value, which approximated its historical basis. The following table summarizes the values of the tangible assets and liabilities assumed at August 27, 2003, the date of acquisition:

                      Cash                         $        45,000
                      Current liabilities                  (45,000)
                                                   ---------------

                      Net assets acquired          $             -
                                                   ===============


        Keating Investments, LLC ("KI") is a Colorado state registered investment advisor and owns 89% of Keating Securities, LLC ("KS"), a registered broker-dealer. In connection with the reverse merger, KS received an investment banking fee, part of which has been paid through the issuance of 200,000 shares of the Company's common stock. The son of a shareholder and director of the Company is the Managing Member of, and holds a 60% interest in KI. There is currently no signed agreement between KI and the Company. However, KI has been engaged by and is representing the Company as its investment banker.

                          CATALYST LIGHTING GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Pro Forma Combined Results of Operations - The following pro forma combined results of operations for the twelve and nine months ended September 30, 2003 and 2002, respectively, have been prepared as though the reverse merger with Whitco LLP had occurred as of the beginning of the periods presented. This pro forma financial information does not purport to be indicative of the results of operations that would have been attained had the acquisitions been made as of January 1, 2002 and October 1, 2002 or of results of operations that may occur in the future:

                                                                             For the Nine
                                                                             Months Ended         For the Nine
                                                                             September 30,        Months Ended
                                                                                 2003          September 30, 2002
                                                                           ------------------  -------------------
                                                                             (unaudited)           (unaudited)
               Net sales                                                   $     15,758,571    $     10,243,036
               Net income (loss) before pro forma income tax                     (1,027,962)            144,883
               Net income (loss) after pro forma income tax                        (805,634)             87,941
               Income  (loss)  per  share  (diluted)  before  pro forma
                  income tax                                                          (0.35)              0.04
               Income  (loss)  per  share  (diluted)  after  pro  forma
                  income tax                                                          (0.27)              0.03


3. INVENTORIES:

        Inventories are comprised of the following:

                                                                                               September 30, 2003
                                                                                               -------------------

              Raw materials                                                                    $     1,096,952
              Work in process                                                                          238,098
              Finished goods                                                                            40,778
                                                                                               ---------------
                                                                                                     1,375,820
              Less reserve                                                                             (64,698)
                                                                                               ---------------
                                                                                               $     1,311,130
                                                                                               ===============

4.      REVOLVING NOTE PAYABLE:

        The Company has a revolving credit agreement with a bank which bears interest at the bank's prime rate plus 1.50% (totaling 5.5% at September 30, 2003) which enables the Company to borrow up to the lesser of $2,000,000 or the aggregate of 80% of eligible accounts receivable and 50% of eligible inventory as defined by the agreement. Borrowings outstanding on the revolving loan were $2,072,522 at September 30, 2003, which exceeded the borrowing limit.

                          CATALYST LIGHTING GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        Borrowings under the revolving credit agreement are collateralized by essentially all assets of the Company including accounts receivable and inventory. The agreement requires the Company to maintain certain financial covenants which include tangible net worth, cash flow coverage and debt ratios as defined in the agreement. As of September 30, 2003, the Company was not in compliance with certain financial covenants, whereby enabling the lender to call the note on demand. The lender is aware of this non-compliance and the Company does not believe its lender will initiate any action which would be detrimental to the Company's liquidity situation. The agreement also limits the amount of additional third-party borrowings the Company can obtain and the amount of distributions the Company can pay stockholders. The agreement is subject to annual review by the lender who has the right to terminate or change any of the terms and conditions of the agreement.

5.      LONG-TERM DEBT:

        Long-term debt at year end consists of the following:

                                                                                                           September 30,
                                                                                                              2003
                                                                                                        -----------------
       Noninterest-bearing  note payable to an individual,  discounted at 6.3% (unamortized discount
       of $38,517 at September 30, 2003), payable in annual installments of $217,851 (a).               $       397,183

       Noninterest-bearing note payable to an individual,  discounted at 6.22% (unamortized discount
       of $13,462 at September 30, 2003), payable in monthly installments of $7,375 (a).                        146,389

       Note payable to an entity,  principal due July 31,  2005, interest payable monthly at a fixed
       rate of 15% (b).                                                                                         700,000

       Subordinated  note payable to a former  owner of Whitco LLP,  due April 30,  2007,  rate 15%,
       unsecured.                                                                                               150,000

       Note  payable to an entity  related  to a  stockholder,  principal  and 10%  interest  due on
       January 7, 2004 (unamortized discount of $35,449 at September 30, 2003) (c).                             214,551

       Subordinated note payable to a stockholder, due April 30, 2007, rate 15%, unsecured.                      20,000

       Subordinated note payable to a stockholder, due April 30, 2007, rate 15%, unsecured.                      50,000
                                                                                                        ---------------
                                                                                                              1,678,123
       Less current maturities                                                                                 (524,134)
                                                                                                        ---------------
                                                                                                        $     1,153,989
                                                                                                        ===============

                          CATALYST LIGHTING GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         (a) Notes are collateralized by all assets of the Company. The security interest in inventory and accounts receivable is subordinated to the revolving bank note and the security interest in all assets is subordinated to notes marked as (b).

         (b) Notes are collateralized by all assets of the Company but are subordinated to the revolving bank note.

         (c) On August 6, 2003, Whitco Company LLP received a bridge loan of $250,000 from Keating Reverse Merger Fund ("Lender"). In consideration for the note, the Company agreed to issue warrants for the purchase of up to 125,000 shares (the
                  "Warrant Shares") of the common stock of the Company upon consummation of the Merger at a price of $2.00 per Warrant Share. The agreement carries certain rights to repay the note early following any capital raised by the company. KI is the investment advisor and managing member of the Lender. Additionally, the KI Principal is an investor in the Lender.

         Aggregate annual maturities of long-term debt at September 30, 2003, not including the related discounts, are as follows:

                   2004                     $       567,879
                   2005                             977,672
                   2006                                   -
                   2007                             220,000
                                            ---------------
                                            $     1,765,551
                                            ===============


        During the year ended September 30, 2003 and the nine months ended September 30, 2002, the Company had $33,416 and $27,875, respectively, of accrued interest expense on notes due to related parties.

6.      MAJOR CUSTOMERS, MAJOR SALES AGENCIES AND SIGNIFICANT CONCENTRATIONS:

        During the year ended September 30, 2003 and the nine months ended September 30, 2002, one customer accounted for more than 10% of the Company's sales, totaling 16% and 14%, respectively. The Company grants lighting agencies the exclusive right to sell the Company's products in given geographical locations. During the year ended September 30, 2003 and the nine months ended September 30, 2002, one agency accounted for more than 10% of the Company's sales, totaling 16% and 10%, respectively.

        During the year ended September 30, 2003 and the nine months ended September 30, 2002, 45% and 45% of the Company's material and assembly purchases of lighting poles were from two vendors. Although there are multiple vendors with which the Company could enter into agreements, the deterioration or cessation of either relationship could have a material adverse effect, at least temporarily, on the Company as it attempts to negotiate agreements with other manufactures of lighting poles. Accounts payable to these two vendors were $1,060,484 as of September 30, 2003.

                          CATALYST LIGHTING GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.      STOCKHOLDERS' EQUITY:

        Equity Transactions - The Company's Certificate of Incorporation authorizes the issuance of 50,000,000 shares of stock. They are divided into 10,000,000 shares of preferred stock and 40,000,000 shares of common stock. At September 30, 2003, none of the preferred stock has been issued. However, such preferred shares may later be issued in such series with whatever preferences as may be determined by the Board of Directors.

        Pursuant to a redemption in May 2002, the Company effectively purchased 1,460,806 shares of common stock for $1,200,000 from two of the three owners. To finance the redemption, the Company issued 1,460,806 common shares for $655,000 and $545,000 in notes payable to the then remaining owner, persons related to him and a limited number of new investors. The change in ownership, however, did not result in a change in control or management; therefore all transactions were recorded at cost.

        See Notes 2 and 5 for additional equity transactions.

        Option Plans - In June 2000, the Company began issuing options for the purchase of common stock to certain key employees. Due to the reverse merger with Wentworth III, all options previously reported in units have been converted into options for the purchase of common stock. Approximately 808,632 options have been issued through September 30, 2003 and there remains 691,368 options that can be issued under the plan.

       Following is a summary of option activity:

                                                                                                       Weighted
                                                            Employee                                    Average
                                                            Options                Range of             Exercise
                                                          Outstanding          Exercise Prices           Price
                                                        -----------------  ------------  -----------   ---------
                                                                               Low          High
                                                                           ------------  -----------
       Balances, January 1, 2002                             1,005,142     $    .30      $    .30      $     .30

            Granted                                            338,397          .86           .86            .86
            Terminated/Canceled                               (653,342)         .30           .30            .30
                                                        --------------     --------      --------      ---------

       Balances, September 30, 2002                            690,197          .30           .86            .58

           Granted                                             118,435          .86           .86            .86
                                                        --------------     --------      --------      ---------

       Balances, September 30, 2003                            808,632     $    .30      $    .86      $     .62
                                                        ==============     ========      ========      =========

       Vested options                                          552,657     $    .30      $    .86      $     .51
                                                        ==============     ========      ========      =========

                          CATALYST LIGHTING GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



        If not previously exercised, options expire as follows:

                                                              Weighted
                                                               Average
             Year Ending                  Number of           Exercise
             September 30,                  Shares              Price
             ------------             ------------------- ------------------

                  2010                        423,836     $      .40
                  2011                         75,386            .86
                  2012                        309,410            .86
                                      ---------------
                                              808,632
                                      ===============

       All options were granted at exercise prices that approximated market on the dates of the grant. The weighted average per share fair value of options granted during fiscal year 2003 and 2002 was $.86 and $.86.

       Stock Purchase Warrants - The Company has granted warrants, which are summarized as follows for the year ended September 30, 2003:

                                                                    Weighted
                                                                     Average
                                                  Warrants          Exercise
                                                Outstanding          Price
                                              ---------------     ------------

             Balances, September 30, 2002                  --     $          -

                 Granted                              125,000             2.00
                 Exercised                                 --                -
                                              ---------------     ------------

             Balances, September 30, 2003             125,000     $       2.00
                                              ===============     ============


         Warrants outstanding at September 30, 2003 have an exercise price of $2.00 and expire on July 7, 2008. As warrants were granted as additional consideration for the issuance of debt, the Company recorded a discount of $70,898. A total of $35,499 was amortized to interest expense during the year ended September 30, 2003.

8.       RELATED PARTY TRANSACTIONS:

         During the year ended September 30, 2003 and the nine months ended September 30, 2002, the Company paid $60,800 and $24,000, respectively, for accounting and administrative services to an entity related through common ownership through May 2002.

                          CATALYST LIGHTING GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         During the year ended September 30, 2003 and the nine months ended September 30, 2002, the Company had sales of $423,760 and $266,580, respectively, to an entity whose principal owner is the brother of an employee of the Company. Accounts receivable from this related entity were $92,305 at September 30, 2003.

        See Notes 2, 5 and 11 for other related party transactions.

9.       COMMITMENTS:

         The Company leases a facility and equipment under operating leases expiring at various dates through 2005.

         The future minimum payments required under these operating leases are as follows:

                   Year Ending
                   September 30,
                   -------------
                        2004               $       16,086
                        2005                       10,590
                                           --------------
                                           $       26,676
                                           ==============


        Rent expense for the year ended September 30, 2003 and the nine months ended September 30, 2002 was $46,882 and $39,364, respectively.

10.     INCOME TAXES:

        The Company has a net operating loss carryforward of approximately $12,000 available to offset taxable income through the years 2021 and 2022. A portion of the net operating loss may be subject to Section 382 limitations.

        The components of the net deferred tax assets and liabilities recognized as of September 30, 2003 are as follows:

             Deferred tax assets (liabilities):
                      Current -
                               Allowance for bad debts                                 $        20,000
                               Inventory reserve                                                24,000
                               Warranty reserve                                                  4,000
                                                                                       ---------------
                               Current net deferred tax assets                         $        48,000
                                                                                       ===============

                      Non-current -
                               Net operating loss carryforwards                                  4,000
                               Property and equipment                                          (22,000)
                               Goodwill and intangibles                                        (91,000)
                                                                                       ---------------

                               Net non-current deferred tax liability                  $      (109,000)
                                                                                       ===============


        The difference between income taxes and the provision for income taxes for the year ended September 30, 2003 relates to the following:

           Benefit provision at federal statutory rate                                   $    (321,000)
           State income tax benefit, net of Federal income tax benefit                         (30,000)
           Non-deductible legal fees associated with merger                                    185,000
           Tax effects of Whitco LLP losses prior to merger                                    161,000
           Other                                                                                66,134
                                                                                         -------------
                                                                                         $      61,134
                                                                                         =============


11.     SUBSEQUENT EVENTS:

        The Company is in the process of filing a registration statement with the Securities and Exchange Commission for the sale of up to 1,200,000 shares of common stock at $2.50 per share in a self-underwritten offering (the Offering). The Company may engage broker-dealers to assist with the offering and may receive up to a 10% cash placement fee, a 3% expense allowance of securities placed by such broker dealer in the Offering and five-year common stock purchase warrants entitling such broker-dealer to purchase up to 10% of the securities sold by such broker-dealer in the Offering, at an exercise price of 125% of the per share price of the Offering.

        Keating Investments was the investment advisor for the reverse merger and will be receiving an investment banking fee of $100,000, which is due in 10 monthly payments of $10,000 but it is not accrued as it is contingent upon the Company's common stock trading on the Over-the-Counter Bulletin Board, (b) a 10% cash placement fee and 3% expense allowance of securities placed by KI in the offering.