Form 10KSB/A
period 2003-09-30
CATALYST LIGHTING GROUP INC
filed 2003-12-31
CIK 1161582

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

                                 Amendment No. 1

          (Mark One)
                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003

                                       OR

             |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________________to________________

                        Commission File Number 333-75044

                          CATALYST LIGHTING GROUP, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                                    6777 Camp Bowie Boulevard
                                            Suite 233
          Delaware                    Fort Worth, TX  76116               84-1588927
-------------------------------   -------------------------------   ----------------------
(State or other jurisdiction of   (Address of principal executive      (I.R.S. Employer
incorporation or organization)      offices including zip code)     Identification Number)

                                 (800) 433-7753
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class

                     Common Stock, $.01 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES |X|  NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act): |N/A]

As of December 29, 2003, there were 3,391,368 shares of our common stock, par value $0.01 per share, outstanding.

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act)

YES |_| NO |_|

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES |_| NO |_|

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                Explanatory Note

The purpose of this Amendment No. 1 to the Annual Report on Form 10-KSB is to file corrected Exhibits 31.1 and 31.2 which had certain language required by the Securities and Exchange Commission inadvertently omitted from the original Form 10-KSB filing.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on December 31, 2003 by the undersigned thereunto duly authorized.

                                        CATALYST LIGHTING GROUP, INC.

                                        By: /s/ Dennis H. Depenbusch
                                           -------------------------------------
                                           Dennis H. Depenbusch
                                           Chairman, Chief Executive Officer and
                                           Secretary