Form 10QSB
period 2003-12-31
CATALYST LIGHTING GROUP INC
filed 2004-02-17
CIK 1161582

U.S. SECURITIES AND EXCHANGE
                        COMMISSION Washington, D.C. 20549

                                   FORM 10-QSB

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 2003


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


           For the transition period from [____________to___________]


                        Commission file number 333-75044


                          CATALYST LIGHTING GROUP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Delaware                                       84-1588927
 ---------------------------------               -------------------------------
 (State or other jurisdiction                            (I.R.S. employer
 of incorporation or organization)                     identification number)


          7700 Wyatt Drive
          Forth Worth, TX                                    76108
 ---------------------------------               -------------------------------
        (Address of principal                              (Zip Code)
         executive offices)


         Issuer's telephone number, including area code: (817) 738-8181


                 6777 Camp Bowie Boulevard, Fort Worth, TX 76116
--------------------------------------------------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,391,368 shares of Common Stock, par value $.01 per share, outstanding as of February 16, 2003.

Traditional Small Business Disclosure Format (Check one): Yes ______ No___X___.

                          CATALYST LIGHTING GROUP, INC.

                                TABLE OF CONTENTS

                                                                                             PAGE(S)
PART I     FINANCIAL INFORMATION
           ITEM 1.    FINANCIAL STATEMENTS

                      Condensed Consolidated Balance Sheets as of December 31, 2003
                         (Unaudited) and September 30, 2003                                     4

                      Condensed Consolidated Statements of Operations for the Three Months
                         Ended December 31, 2003 and 2002 (Unaudited)                           5

                      Condensed Consolidated Statements of Cash Flows for the
                         Three Months ended December 31, 2003 and 2002 (Unaudited)              6

                      Notes to Consolidated Financial Statements (Unaudited)                   7 - 9


           ITEM 2.    MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL                          10
                         CONDITION AND RESULTS OF OPERATION

           ITEM 3.    CONTROLS AND PROCEDURES                                                  16


PART II    OTHER INFORMATION

           ITEM 1.    LEGAL PROCEEDINGS                                                        16

           ITEM 2.    CHANGES IN SECURITIES                                                    16

           ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                          16

           ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                      17

           ITEM 5.    OTHER INFORMATION                                                        17

           ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                         17

           SIGNATURES                                                                          18

           CERTIFICATIONS                                                                     19-22

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  CATALYST LIGHTING GROUP, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                               DECEMBER 31,        SEPTEMBER 30,
                                                                                                   2003                2003
                                                                                              ----------------   -----------------
                                                                                                (Unaudited)             **
                                                                                              ----------------   -----------------
                                           ASSETS
CURRENT ASSETS:
    Cash                                                                                      $       36,056     $       96,591
    Trade receivables, less allowance for doubtful accounts of $63,637 and $53,892                 2,900,813          3,380,471
    Trade receivable - related party                                                                  83,304             92,305
    Inventories, net of reserve of $77,280 and $64,698                                             1,256,648          1,311,130
    Prepaid expenses and other                                                                        27,865             49,502
    Deferred tax asset                                                                                71,260             47,699
                                                                                              --------------     --------------
         Total current assets                                                                      4,375,946          4,977,698

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $66,312 and $58,410                       132,701            115,198

OTHER ASSETS:
    Goodwill, net of accumulated amortization of $330,151 and $330,151                             2,971,362          2,971,362
    Other                                                                                             15,793             15,793
                                                                                              --------------     --------------
         Total other assets                                                                        2,987,155          2,987,155
                                                                                              --------------     --------------

                                                                                              $    7,495,801     $    8,080,051
                                                                                              ==============     ==============
                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Revolving note payable                                                                    $    2,150,296     $    2,072,522
    Current maturities of long-term debt:
        Related party                                                                                250,000            250,000
        Other                                                                                        275,411            274,134
    Accounts payable                                                                               2,008,364          2,447,756
    Accrued commissions                                                                              541,191            587,383
    Other accrued liabilities                                                                         82,402            219,553
                                                                                              --------------     --------------

         Total current liabilities                                                                 5,307,664          5,851,348
                                                                                              --------------     --------------

LONG-TERM DEBT, less current maturities:
    Related party                                                                                     70,000             70,000
    Other                                                                                          1,086,392          1,083,989
                                                                                              --------------     --------------
         Total long-term debt                                                                      1,156,392          1,153,989

DEFERRED TAXES                                                                                       108,833            108,833
COMMITMENTS (Note 5)

STOCKHOLDERS' EQUITY:
    Preferred stock - $.01 par value; authorized 10,000,000 shares, none issued                            -                  -
    Common stock - $.01 par value; authorized 40,000,000 shares,
       3,391,368 shares issued and outstanding                                                        33,914             33,914
    Additional paid-in capital                                                                     1,454,984          1,454,984
    Accumulated deficit                                                                             (565,986)          (523,017)
                                                                                              --------------     --------------
         Total stockholders' equity                                                                  922,912            965,881

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $    7,495,801     $    8,080,051
                                                                                              ==============     ==============


** Derived from the Company's audited consolidated balance sheet at September 30, 2003

                  CATALYST LIGHTING GROUP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        FOR THE THREE MONTHS ENDED DECEMBER 31,
                                                                       ------------------------------------------
                                                                              2003                  2002
                                                                       -------------------   --------------------
                                                                           (Unaudited)           (Unaudited)
NET SALES                                                              $     4,451,910       $     3,282,406
COST OF SALES                                                                3,091,392             2,172,735
                                                                       ---------------       ---------------

GROSS PROFIT ON SALES                                                        1,360,518             1,109,671

GENERAL, SELLING AND ADMINISTRATIVE EXPENSES                                 1,329,664             1,100,376
                                                                       ---------------       ---------------

INCOME (LOSS) FROM OPERATIONS                                                   30,855                 9,296

OTHER EXPENSE:
    Reverse merger costs                                                             -                 3,771
    Interest expense                                                            97,385                71,519
                                                                       ---------------       ---------------

INCOME (LOSS) FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES                (66,530)              (65,994)

PROVISION FOR INCOME TAXES                                                      23,561                     -
                                                                       ---------------       ---------------

NET INCOME (LOSS)                                                      $       (42,969)      $       (65,994)
                                                                       ===============       ===============

PRO FORMA INCOME TAX AND NET INCOME (LOSS):
    Net income (loss) before pro forma income taxes                    $       (42,969)      $       (65,994)
    Pro forma income tax benefit (expense) (unaudited)                               -                22,838
                                                                       ---------------       ---------------

PRO FORMA NET INCOME (LOSS) (unaudited)                                $       (42,969)      $       (43,156)
                                                                       ===============       ===============

NET INCOME (LOSS) PER COMMON SHARE:
    Basic                                                              $         (.01)       $         (.02)
                                                                       ===============       ===============
    Diluted                                                            $         (.01)       $         (.02)
                                                                       ===============       ===============

PRO FORMA NET INCOME (LOSS) PER COMMON SHARE (unaudited):
    Basic                                                              $         (.01)       $         (.02)
                                                                       ===============       ===============
    Diluted                                                            $         (.01)       $         (.02)
                                                                       ===============       ===============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
    Basic                                                              $     3,391,368       $     2,800,995
                                                                       ===============       ===============
    Diluted                                                            $     3,391,368       $     2,800,995
                                                                       ===============       ===============

                  CATALYST LIGHTING GROUP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    FOR THE THREE MONTHS ENDED DECEMBER 31,
                                                                                     -------------------------------------
                                                                                           2003               2002
                                                                                     ------------------ ------------------
                                                                                         (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                                $        (42,969)  $       (65,994)
    Adjustments to reconcile net income (loss) to net cash provided by
         (used in) operating activities:
             Depreciation and amortization                                                      7,902             5,107
             Change in operating assets and liabilities:
                 Trade receivables, related and other                                         488,659           499,912
                 Inventories                                                                   54,482          (208,110)
                 Prepaid expenses and other                                                    21,637           (24,431)
                 Deferred taxes current                                                       (23,561)                -
                 Other assets                                                                       -             2,018
                 Accounts payable                                                            (439,392)         (40,414)
                 Other accrued liabilities                                                   (183,343)        (225,808)
                                                                                     ----------------   ---------------
         Net cash provided by (used in) operating activities                                 (116,585)         (57,720)
                                                                                     ----------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                                        (25,405)          (7,451)
                                                                                     ----------------   ---------------
         Net cash used in investing activities                                                (25,405)          (7,451)
                                                                                     ----------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in revolving note payable                                          77,774           85,080
    Payments on short-term and long-term notes payable                                          3,680          (19,909)
                                                                                     ----------------   ---------------
         Net cash provided by (used in) financing activities                                   81,454           65,171
                                                                                     ----------------   ---------------

                                NET CHANGE IN CASH                                            (60,536)                -

CASH, at beginning of period                                                                   96,591                 -
                                                                                     ----------------   ---------------
CASH, at end of period                                                               $         36,056   $             -
                                                                                     ================   ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for:
         Interest                                                                    $         59,880   $        66,266
                                                                                     ================   ===============

                  CATALYST LIGHTING GROUP, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.    BASIS OF PRESENTATION

      The financial statements included herein have been prepared by Catalyst Lighting Group, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company's accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2003.

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2003 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter ended December 31, 2003 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

      SFAS 123 requires entities to reconcile net loss as reported to pro forma net loss as a result of the difference between stock option expense recorded under the intrinsic value method and what would have been recorded had the entity adopted the fair value method under SFAS 123. As of December 31, 2003, the Company's stock was not trading, resulting in no volatility in the stock price of the Company. As a result, there was no difference in stock option expense under either the intrinsic or fair value method.

2.    RELATED PARTY TRANSACTIONS:

      During the three months ended December 31, 2003 and 2002, the Company paid $3,600 and $12,000, respectively, for accounting and administrative services to an entity related through common ownership through May 2002.

      During the three months ended December 31, 2003 and 2002, the Company had sales of $104,323 and $95,841, respectively, to an entity whose principal owner is the brother of an employee of the Company. Accounts receivable from this related entity were $83,304 at December 31, 2003.

3.    SUBSEQUENT EVENTS:

      The Company has filed a registration statement with the Securities and Exchange Commission for the sale of up to 1,200,000 shares of common stock at $2.50 per share in a self-underwritten offering. The Securities and Exchange Commission declared the registration statement effective on February 2, 2004. The Company may engage broker-dealers to assist with the offering and may receive up to a 7 % cash placement fee of securities placed by such broker-dealer in the offering and four-year common stock purchase warrants entitling such broker-dealer to purchase up to 10% of the securities sold by such broker-dealer in the offering, at an exercise price of 125% of the per share price of the offering. On February 17, 2004, we held the first closing on our registered public offering, which was declared effective February 2, 2004. We issued 138,600 shares of our common stock for an aggregate of $346,500, or $2.50 per share. There were no broker-dealers or finders and no commissions were paid or warrants issued.



      Keating Investments was the investment advisor for the reverse merger and will be receiving an investment banking fee of $100,000, which is due in 10 monthly payments of $10,000 but it is not accrued as it is contingent upon the Company's common stock trading on the Over-the-Counter Bulletin Board.

4.    REVOLVING NOTE PAYABLE:

      The Company has a revolving credit agreement with a bank which bears interest at the bank's prime rate plus 1.50% (totaling 5.5% at December 31, 2003) which enables the Company to borrow up to the lesser of $2,000,000 or the aggregate of 80% of eligible accounts receivable and 50% of eligible inventory as defined by the agreement. Borrowings outstanding on the revolving loan were $2,150,296 at December 31, 2003, which exceeded the borrowing limit.

      Borrowings under the revolving credit agreement are collateralized by essentially all assets of the Company including accounts receivable and inventory. The agreement requires the Company to maintain certain financial covenants which include tangible net worth, cash flow coverage and debt ratios as defined in the agreement. As of December 31, 2003, the Company was not in compliance with certain financial covenants. As it is a demand note, the lender can call the note even in the absence of non-compliance. The lender is aware of this non-compliance and has indicated it will not seek to call the note or initiate any other action which would be detrimental to the Company's liquidity situation. The agreement also limits the amount of additional third-party borrowings the Company can obtain and the amount of distributions the Company can pay stockholders. The agreement is subject to annual review by the lender who has the right to terminate or change any of the terms and conditions of the agreement.

5.    COMMITMENTS

      The Company entered into a leasing agreement with BMF, LLC on December 31, 2003 to lease approximately 38,171 square feet of office and manufacturing space located in White Settlement Texas. The rent is payable in monthly installments at $10,338 and is for a term of five years terminating on November 30, 2008. The lease includes a clause which gives the Company a one-time right to terminate the lease in June of 2006. A termination fee, equal to the unamortized portion of certain allowances given to the Company for improvements to the property, shall be paid upon exercising the termination clause. The allowances totaled $22,500.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

            This Management's Discussion and Analysis of Results of Operations and Financial Condition ("MD&A") contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, the industries in which we operate, our beliefs and our management's assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by or on behalf of us. Words such as "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements.

            These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. These risks and uncertainties include: general economic indications to improve or improve at the pace we anticipate; continued net losses may increase our deficit; our ability to secure additional sources of funds on reasonable terms; our credit ratings; our ability to compete effectively; our reliance on a limited number of key customers; our exposure to the credit risk of our customers' accounts receivable; our ability to retain and recruit key personnel; existing and future litigation; changes in environmental health and safety law; changes to existing regulations or technical standards; and the social, political and economic risks of our foreign operations. You are encouraged to read more about the specific risks and uncertainties of our business. We have described those that we currently consider most important in our report on Form 10-KSB for our fiscal year ended September 30, 2003. Except as otherwise required under federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this MD&A, whether as a result of new information, future events, changes in assumptions or otherwise.

OVERVIEW

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

         As of February 12, 2003, we entered into a merger agreement with Whitco Company, L.L.P., a Texas limited liability partnership which manufactures, markets and distributes outdoor lighting poles. The Company filed a post-effective amendment to the Registration Statement with the Commission describing Whitco and its business, and included audited financial statements which, upon being declared effective by the Commission, were delivered to all investors in the Offering. Those investors were given the opportunity to evaluate the merits and risks of the Whitco acquisition and all investors elected to remain investors in the Company. On August 27, 2003, we acquired Whitco Company, LP (successor in interest as a result of the conversion of Whitco Company, L.L.P. to a limited partnership) through an exchange of all of Whitco's partnership units, and options to purchase partnership units, for 2,991,368 shares of common stock, and options to purchase 808,632 shares of common stock. Whitco became our wholly-owned subsidiary.

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

RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

Our condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and the related disclosures. A summary of those significant accounting policies can be found in our Notes to the Consolidated Financial Statements included in this report. The estimates used by management are based upon their historical experiences combined with management's understanding of current facts and circumstances. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial condition and the results of our operations and require significant judgments on the part of management. Management believes the following represent our critical accounting policies as described in Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," which was issued by the Securities and Exchange
Commission: inventory, goodwill, allowance for doubtful accounts, and warranty policy.

The Company states inventory at the lower of cost or market, determined under the first-in, first-out method. We maintain a significant amount of raw material inventory to serve future order demand of customers. While management believes its processes for ordering and controlling inventory are adequate, changes in economic or industry conditions may require us to hold inventory longer than expected or write outdated inventory off as the result of obsolescence.

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

Our customers receive a one year product warranty for defects in material and workmanship, providing repair, replacement or refund of the purchase price. We provide an accrual as a reserve for potential warranty costs based on historical experience and accruing as a percentage of sales. While management considers our process to be adequate to effectively quantify its exposure to warranty claims based on historical performance, changes in warranty claims on a specific or cumulative basis may require us to adjust our reserve for potential warranty costs.

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

Three months ended December 31, 2003 compared to the three months ended December 31, 2002

Revenue. For the three months ended December 31, 2003, the recognized revenue was $4,451,910. For the three months ended December 31, 2002, the recognized revenue was $3,282,406. Cost of goods sold for the twelve months ended December 31, 2003 was $3,091,392, which generated a gross margin of 30.6%, versus 33.8% for the three months ended December 31, 2002. The increase in sales can be attributed to an increase in overall pole sales through agency customers. The decrease in gross margin percent is attributable to an increase in freight expense and a lower margin mix of sales of products compared to the previous comparative period.

Other general, selling, and administrative expenses. For the three months ended December 31, 2003, operating expenses totaled $1,329,664, compared to $1,100,376 for the three months ended December 31, 2002. The increase in operating expenses resulted from an increase in commission expenses paid, legal expenses, salary, wage, and labor related expenses, and investor relations expenses.

Commission expense. For the three months ended December 31, 2003, commission expense was $711,111, compared with $517,670 for the three months ended December 31, 2002. The increase in commissions paid is the result of an increased mix of sales of products through agency customers and an increase in total revenues as compared to the previous comparative period.

Legal expense. For the three months ended December 31, 2003, legal expense was $23,329, compared with $2,771 for the three months ended December 31, 2002. The increase in legal expense for the comparative period reflects additional expenses related to the Company's public filings and the Company's registered offering.

Salaries, wages, and labor related. For the three months ended December 31, 2003, salaries, wages, and labor related totaled $369,244, compared to $273,689 for the three months ended December 31, 2002. The increase in salaries and wages can be attributed to additional personnel hired during the last two quarters of fiscal year 2003 and the three months ended December 31, 2003. The increase in headcount was a result of the increase in sales volume.

Investor relations expense. For the three months ended December 31, 2003, investor relations expense was $20,917, compared with $0 for the three months ended December 31, 2002. The increases in investor relations expense for the comparative period are related to the registered offering.

Interest expense. Interest expense for the three months ended December 31, 2003 was $97,385, compared with $71,519 for the three months ended December 31, 2002. The increase in interest expense for the comparative period reflects an increase in the operating credit line.

Other expense. For the three months ended December 31, 2003 Catalyst Lighting Group incurred $0 expense associated with the merger compared to $3,771 for the three months ended December 31, 2002.

Liquidity and Capital Resources

At December 31, 2003, the Company had a working capital deficit of $931,718. The Company also incurred a net loss for the three months ending December 31, 2003 of $42,969 and was not in compliance with its debt covenants as of December 31, 2003, as described in Note 4. While the related promissory note is a demand note and can be called at any time, the bank could require repayment on its note as a result of this noncompliance.

Management of the Company believes that the loss is due to the seasonality of the sports and area lighting pole business and that the Company will return to profitability. The Company also believes its bank will not call its note in a manner which would adversely affect the Company. The Company is also pursuing additional equity through a public offering of its common stock. The proceeds will be used to pay down subordinated debt, provide working capital, and product development. If the Company does not raise additional equity capital sufficient to provide for positive working capital and is unable to return in the near future to profitability, it may be required to curtail future operations and/or liquidate assets or enter into credit arrangements on less than favorable terms than would normally be expected, to provide for future liquidity.

Cash provided by (used in) operations for the three months ended December 31, 2003, and the three months ended December 31, 2002 was ($116,585), and ($57,720) respectively. The cash used by operations for the three months ended December 31, 2003 resulted primarily from a loss of $42,969, a decrease in accounts payable of $439,392, and a decrease in accrued liabilities of $183,343. This was partially off-set by a decrease in accounts receivable of $488,659.

Primarily as a result of purchases of property and equipment, cash used in investing activities for the three months December 31, 2003 was ($25,405).

Cash provided by financing activities for the three months ended December 31, 2003 was $81,454. For the three months ended December 31, 2003 there was an increase in revolving notes payable of $77,774,

Material cash requirements for the next twelve months not in the ordinary course of business relate to expenses incurred in connection with the completion of the merger and the registered securities offering described herein. The Company's current maturities of long term debt as of December 31, 2003 is $525,411, consisting of subordinated debt. For the next 12 months, one $250,000 payment is due on March 31, 2004 and one $217,850 payment is due on June 30, 2004, while the rest is spread evenly over the entire year. Whitco and the Company intend to fund future payments on these obligations through operational cash flow and capital provided through our public offering.

The Company currently has a $2,000,000 senior, secured credit facility with PNC Bank, evidenced by a demand promissory note, and secured by all of our assets. The outstanding balance at December 31, 2003 was $2,150,296. The Company can borrow the lesser of $2,000,000 or the aggregate of 80% of eligible accounts receivable and 50% of eligible inventory as defined in the agreement with PNC. The Company currently does not comply with certain portions of its agreement with PNC relating to maintaining (1) a tangible net worth of not less than $300,000, (2) a ceiling on debt to net worth ratio and (3) defined cash flow coverage of at least 1 to 1. As a result, PNC can call the note, although the note can be called at any time in any event, as it is a demand note. PNC is aware of this non-compliance and has indicated it will not seek to call the promissory note. The Company will actively pursue alternative lenders should the note with PNC be called.

ITEM 3.  CONTROLS AND PROCEDURES.

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of a date (the "Evaluation Date") as of the end of the period covered by this quarterly report, have each independently concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

      INTERNAL CONTROL OVER FINANCIAL REPORTING. Under Rules 13a-15 and 15d-15 of the Exchange Act, companies are required to maintain internal control over financial reporting, as defined, and company management is required to evaluate and report on internal control over financial reporting. Under an extended compliance period for these rules, the Company must begin to comply with the evaluation and disclosure requirements with its annual report for the fiscal year ending September 30, 2005, and the Company must begin to comply with a requirement to perform a quarterly evaluation of changes to internal control over financial reporting that occur thereafter.

(b) CHANGES IN INTERNAL CONTROLS. There were no significant changes in our internal controls or to our knowledge, in other factors that could materially affect, or would be reasonably likely to materially affect, our disclosure controls and procedures, or our internal control over financial reporting, subsequent to the Evaluation Date.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS. There are no material legal proceedings to which the Company is a party or to which any of its assets or properties are subject.

ITEM 2. CHANGES IN SECURITIES. On December 30, 2003, Keating Reverse Merger Fund, LLC agreed to an extension of its $250,000 unsecured promissory note held against Whitco Company, L.L.P. (predecessor of Whitco Company, LP, our wholly-owned subsidiary) through March 31, 2004. This note was issued to Keating Reverse Merger Fund, LLC as consideration for a $250,000 loan made to Whitco Company, L.L.P. on July 8, 2003.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. Under the current $2,000,000 credit facility with PNC Bank, we can borrow the lesser of $2,000,000 or the aggregate of 80% of eligible accounts receivable and 50% of eligible inventory, as those terms are defined in the agreement with PNC. We currently do not comply with the following covenants of the agreement: (1) Whitco has a tangible net worth (as defined in the PNC agreement) of less than $300,000 and (2) the ratio of (Total Debt - Subordinated Debt) to (Book Net Worth + Subordinated Net Worth - Intangible Assets) is greater than 8 to 1. As of December 31, 2003, Whitco owed PNC approximately $2,150,296. Since it is a demand note, PNC can call it at any time, even in the absence of any non-compliance. However, PNC is aware of the non-compliance set forth above and has indicated it will not seek to call the promissory note. However, no assurances can be given that PNC will not decide to declare Whitco in default and seek to enforce its rights pursuant to the agreement. In such event, Whitco may have to pay such debt, be subject to the remedies available to PNC Bank or find alternative financing to replace the PNC Bank debt, although no assurance can be given that Whitco will be able to find such alternative financing on satisfactory terms, if at all.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

On February 17, 2004, we held the first closing on our registered public offering, which was declared effective February 2, 2004. We issued 138,600 shares of our common stock for an aggregate of $346,500, or $2.50 per share. There were no broker-dealers or finders and no commissions were paid or warrants issued.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2003.

31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2003.

32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2003

32.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2003

(b) Reports on Form 8-K. None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Registrant: CATALYST LIGHTING GROUP, INC.

Date: February 17, 2004

                             /s/ Dennis H. Depenbusch
                             --------------------------------------------
                             Dennis H. Depenbusch
                             Chief Executive Officer, Chairman of the Board
                             of Directors, Chief Financial Officer and Secretary