Form 10QSB
period 2004-03-31
CATALYST LIGHTING GROUP INC
filed 2004-05-17
CIK 1161582

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from [____________to___________]

                        Commission file number 333-75044

                          CATALYST LIGHTING GROUP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


               Delaware                                84-1588927
--------------------------------------  ----------------------------------------
   (State or other jurisdiction of                  (I.R.S. employer
    incorporation or organization)                identification number)

           7700 Wyatt Drive
           Forth Worth, TX                                76108
--------------------------------------  ----------------------------------------
        (Address of principal                           (Zip Code)
          executive offices)


         Issuer's telephone number, including area code: (817) 738-8181


--------------------------------------------------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,529,968 shares of Common Stock, par value $.01 per share, outstanding as of April 30, 2004.


Traditional Small Business Disclosure Format (Check one): Yes ___   No   X  .
                                                                       -----

                          CATALYST LIGHTING GROUP, INC.

                                TABLE OF CONTENTS


                                                                         PAGE(S)
PART I FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS

      Condensed Consolidated Balance Sheets as of March 31, 2004
       (Unaudited) and September 30, 2003                                      4

      Condensed Consolidated Statements of Operations for the Three
       Months and Six Months Ended March 31, 2004 and 2003 (Unaudited)         5

      Condensed Consolidated Statements of Cash Flows for the Six Months
       ended March 31, 2004 and 2003 (Unaudited)                               6

      Notes to Consolidated Financial Statements (Unaudited)               7 - 9


   ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATION                                  9

   ITEM 3. CONTROLS AND PROCEDURES                                            14


PART II OTHER INFORMATION

   ITEM 1. lEGAL PROCEEDINGS                                                  15

   ITEM 2. CHANGES IN SECURITIES                                              15

   ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                    15

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                16

   ITEM 5. OTHER INFORMATION                                                  16

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                   16

   SIGNATURES                                                                 17

   CERTIFICATIONS                                                          18-23

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                  CATALYST LIGHTING GROUP, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                           MARCH 31,    SEPTEMBER 30,
                                                                                             2004            2003
                                                                                          -----------    -----------
                                                                                          (Unaudited)         **
                                                                                          -----------    -----------
                                           ASSETS
CURRENT ASSETS:
    Cash                                                                                  $    60,465    $    96,591
    Restricted Cash                                                                            21,250
    Trade receivables, less allowance for doubtful accounts of $57,132 and $53,892          2,211,309      3,380,471
    Trade receivable - related party                                                           13,100         92,305
    Inventories, net of reserve of $23,685 and $64,698                                      1,772,692      1,311,130
    Prepaid expenses and other                                                                     13         49,502
    Deferred tax asset                                                                         47,699         47,699
                                                                                          -----------    -----------
         Total current assets                                                               4,126,528      4,977,698

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $75,277 and $58,410                140,261        115,198

OTHER ASSETS:
    Goodwill                                                                                2,971,362      2,971,362
    Deferred tax asset                                                                        203,658
    Other                                                                                      15,793         15,793
                                                                                          -----------    -----------
         Total other assets                                                                 3,190,813      2,987,155
                                                                                          -----------    -----------
TOTAL ASSETS                                                                              $ 7,457,602    $ 8,080,051
                                                                                          ===========    ===========
                            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Revolving note payable                                                                $ 1,685,602    $ 2,072,522
    Current maturities of long-term debt:
        Related party                                                                         250,000        250,000
        Other                                                                                 276,708        274,134
    Accounts payable                                                                        2,336,299      2,447,756
    Accrued commissions                                                                       508,345        587,383
    Other accrued liabilities                                                                 247,700        219,553
                                                                                          -----------    -----------
         Total current liabilities                                                          5,304,654      5,851,348
                                                                                          -----------    -----------
LONG-TERM DEBT, less current maturities:
    Related party                                                                              70,000         70,000
    Other                                                                                   1,076,648      1,083,989
                                                                                          -----------    -----------
         Total long-term debt                                                               1,146,648      1,153,989
DEFERRED TAXES                                                                                108,833        108,833
COMMITMENTS (Note 5)
STOCKHOLDERS' EQUITY:
    Preferred stock - $.01 par value; authorized 10,000,000 shares, none issued                    --             --
    Common stock - $.01 par value; authorized 40,000,000 shares,
       3,529,968 shares issued and outstanding                                                 35,300         33,914
    Additional paid-in capital                                                              1,741,619      1,454,984
    Accumulated deficit                                                                      (879,453)      (523,017)
                                                                                          -----------    -----------
         Total stockholders' equity                                                           897,466        965,881
                                                                                          -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $ 7,457,602    $ 8,080,051
                                                                                          ===========    ===========

** Derived from the Company's audited consolidated balance sheet at September 30, 2003

          The accompanying notes are an integral part of the condensed consolidated financial statements

                  CATALYST LIGHTING GROUP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                                  MARCH 31,                    MARCH 31,
                                                         -----------    -----------    -----------    -----------
                                                             2004           2003           2004           2003
                                                         -----------    -----------    -----------    -----------
                                                         (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
NET SALES                                                $ 3,713,626    $ 3,292,002    $ 8,165,536    $ 6,574,408
COST OF SALES                                              2,536,134      2,222,223      5,627,526      4,394,957
                                                         -----------    -----------    -----------    -----------
GROSS PROFIT ON SALES                                      1,177,492      1,069,779      2,538,010      2,179,451
GENERAL, SELLING AND ADMINISTRATIVE EXPENSES               1,586,380      1,079,188      2,916,043      2,179,564
                                                         -----------    -----------    -----------    -----------
LOSS FROM OPERATIONS                                        (408,888)        (9,409)      (378,033)          (113)
OTHER EXPENSE:
    Reverse merger costs                                          --         59,615             --         63,386
    Interest expense                                          84,678         75,658        182,063        147,177
                                                         -----------    -----------    -----------    -----------
LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES      (493,566)      (144,682)      (560,096)      (210,676)
PROVISION FOR INCOME TAXES                                   180,098             --        203,659             --
                                                         -----------    -----------    -----------    -----------
NET LOSS                                                 $  (313,468)   $  (144,682)   $  (356,437)   $  (210,676)
                                                         ===========    ===========    ===========    ===========
PRO FORMA INCOME TAX AND NET LOSS:
    Net loss before pro forma income taxes               $  (313,468)   $  (144,682)   $  (356,437)   $  (210,676)
    Pro forma income tax benefit (expense)                        --         52,646             --         75,484
                                                         -----------    -----------    -----------    -----------
PRO FORMA NET LOSS                                       $  (313,468)   $   (92,036)   $  (356,437)   $  (135,192)
                                                         ===========    ===========    ===========    ===========
NET LOSS PER COMMON SHARE:
    Basic                                                $      (.09)   $      (.05)   $      (.10)   $      (.07)
                                                         ===========    ===========    ===========    ===========
    Diluted                                              $      (.09)   $      (.05)   $      (.10)   $      (.07)
                                                         ===========    ===========    ===========    ===========
PRO FORMA NET LOSS PER COMMON SHARE:
    Basic                                                $      (.09)   $      (.03)   $      (.10)   $      (.05)
                                                         ===========    ===========    ===========    ===========
    Diluted                                              $      (.09)   $      (.03)   $      (.10)   $      (.05)
                                                         ===========    ===========    ===========    ===========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
    Basic                                                $ 3,456,860    $ 2,958,759    $ 3,423,935    $ 2,880,744
                                                         ===========    ===========    ===========    ===========
    Diluted                                              $ 3,456,860    $ 2,958,759    $ 3,423,935    $ 2,880,744
                                                         ===========    ===========    ===========    ===========

          The accompanying notes are an integral part of the condensed consolidated financial statements

                  CATALYST LIGHTING GROUP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             FOR THE SIX MONTHS ENDED MARCH 31,
                                                                --------------------------
                                                                    2004           2003
                                                                -----------    -----------
                                                                (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                    $  (356,437)   $  (210,676)
    Adjustments to reconcile net loss to net cash provided by
         (used in) operating activities:
             Depreciation and amortization                           16,866         14,034
             Change in operating assets and liabilities:
                 Restricted Cash                                    (21,250)
                 Trade receivables, related and other             1,248,367        265,285
                 Inventories                                       (461,562)      (461,611)
                 Prepaid expenses and other                          49,489        (38,230)
                 Deferred taxes                                    (203,659)            --
                 Other assets                                            --          2,018
                 Accounts payable                                  (111,457)       364,550
                 Other accrued liabilities                          (50,889)      (197,560)
                                                                -----------    -----------
         Net cash provided by (used in) operating activities        109,468       (262,190)
                                                                -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                              (41,929)       (13,718)
                                                                -----------    -----------
         Net cash used in investing activities                      (41,929)       (13,718)
                                                                -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in revolving note payable              (386,920)       321,954
    Payments on short-term and long-term notes payable               (4,766)       (46,046)
    Common stock issuance                                           288,021             --
         Net cash provided by (used in) financing activities       (103,665)       275,908
                                                                -----------    -----------
                                NET CHANGE IN CASH                  (36,126)            --
CASH, at beginning of period                                         96,591             --
                                                                -----------    -----------
CASH, at end of period                                          $    60,465    $        --
                                                                ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for:
         Interest                                               $   119,870    $   125,208
                                                                ===========    ===========

SCHEDULE OF  NON-CASH FINANCING ACTIVITIES:
    Conversion of long term debt to equity interest             $        --    $   375,000
                                                                ===========    ===========

          The accompanying notes are an integral part of the condensed consolidated financial statements

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

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2004 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter ended March 31, 2004 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

      SFAS 123 requires entities to reconcile net loss as reported to pro forma net loss as a result of the difference between stock option expense recorded under the intrinsic value method and what would have been recorded had the entity adopted the fair value method under SFAS 123. All options granted by the Company were issued prior to March 31, 2003. As of March 31, 2003, the Company's stock was not trading, resulting in no volatility in the stock price of the Company. As a result, there was no difference in stock option expense under either the intrinsic or fair value method.

2.    RELATED PARTY TRANSACTIONS:

      During the three months ended March 31, 2004 and 2003, and for the six months ended March 31, 2004 and 2003, the Company paid $3,600, $18,000, $7,200 and $30,000, respectively, for accounting and administrative services to an entity related through common ownership through May 2002.

      During the three months ended March 31, 2004 and 2003, and for the six months ended March 31, 2004 and 2003, the Company had sales of $17,060, $139,982, $121,383 and $235,823, respectively, to an entity whose principal owner is the brother of an employee of the Company. Accounts receivable from this related entity were $13,100 at March 31, 2004.

3.    STOCKHOLDER'S EQUITY AND REVERSE MERGER:

      The Company has filed a registration statement with the Securities and Exchange Commission for the sale of up to 1,200,000 shares of common stock at $2.50 per share in a self-underwritten offering (the Offering). The Securities and Exchange Commission declared the registration statement effective on February 2, 2004. The Company may engage broker-dealers to assist with the offering and may receive up to a 7 % cash placement fee of securities placed by such broker dealer in the Offering and four-year common stock purchase warrants entitling such broker-dealer to purchase up to 10% of the securities sold by such broker-dealer in the Offering, at an exercise price of 125% of the per share price of the Offering.

      The Company completed its first closing on February 17, 2004. The closing was for 138,600 shares of common stock at $2.50 per share. The Company incurred $58,479 of offering cost.

      Keating Investments was the investment advisor for the reverse merger and will be receiving an investment banking fee of $100,000, which is due in 10 monthly payments of $10,000 but it is not accrued as it is contingent upon the Company's common stock trading on the Over-the-Counter Bulletin Board.

4.    REVOLVING NOTE PAYABLE:

      The Company has a revolving credit agreement with a bank which bears interest at the bank's prime rate plus 2.0% (totaling 6.5% at March 31, 2004) which enables the Company to borrow up to the lesser of $2,000,000 or the aggregate of 80% of eligible accounts receivable and 50% of eligible inventory as defined by the agreement. Borrowings outstanding on the revolving loan were $1,685,602 at March 31, 2004.

      Borrowings under the revolving credit agreement are collateralized by essentially all assets of the Company including accounts receivable and inventory. The agreement requires the Company to maintain certain financial covenants which include tangible net worth, cash flow coverage and debt ratios as defined in the agreement. As of March 31, 2004, the Company was not in compliance with certain financial covenants. As it is a demand note, the lender can call the note even in the absence of non-compliance. The lender is aware of this non-compliance and has requested that the Company seek an alternative lender. The Company is in current negotiations with such lenders in addition to seeking financing through its public offering. The agreement also limits the amount of additional third-party borrowings the Company can obtain and the amount of distributions the Company can pay stockholders.

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

      These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. These risks and uncertainties include, but are not limited to: general economic indications to improve or improve at the pace we anticipate; continued net losses may increase our deficit; our ability to secure additional sources of funds on reasonable terms; our credit ratings; our ability to compete effectively; our reliance on a limited number of key customers; our exposure to the credit risk of our customers' accounts receivable; our ability to retain and recruit key personnel; existing and future litigation; changes in environmental health and safety law; changes to existing regulations or technical standards; and the social, political and economic risks of our foreign operations. Please see the risk factors set forth in the Company's Form 10-KSB for the fiscal year ended September 30, 2003 for a more thorough discussion of some of the most important risks and uncertainties we face. Except as otherwise required under federal securities laws and the rules and regulations of the Securities and Exchange Commission (the "Commission"), we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this MD&A, whether as a result of new information, future events, changes in assumptions or otherwise.

OVERVIEW

      The Company was formed as a Delaware corporation in March 2001 as a "blank check" company to effect a merger, exchange of capital stock, asset acquisition or other similar business combination with an operating business which the Company believes has significant growth potential. The Company filed a registration statement on Form SB-2 (the "Registration Statement") with the Commission, which became effective August 6, 2002, and the Company commenced an offering of its common stock pursuant to the Registration Statement (the "Offering"). The Offering closed in November 2002, raising proceeds of $50,000 from the sale of 50,000 shares of common stock. The Offering was a "blank check" offering due to management's broad discretion with respect to the specific application of the net proceeds thereof. Management had sole discretion in determining which businesses to acquire, and the terms of such acquisition. The

Offering was subject to Rule 419 of Regulation C ("Rule 419") under the Securities Act of 1933, as amended (the "Securities Act"). Rule 419 requires that offering proceeds (except for an amount up to 10% of the deposited funds) and the securities issued to investors must be deposited in an escrow account and not released until an acquisition conforming to certain specified criteria has been consummated and a sufficient number of investors reconfirm their investment in accordance with the procedures set forth in that rule.

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

RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

Our condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and the related disclosures. A summary of those significant accounting policies can be found in our Notes to the Consolidated Financial Statements included in this report. The estimates used by management are based upon their historical experiences combined with management's understanding of current facts and circumstances. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial condition and the results of our operations and require significant judgments on the part of management. Management believes the following represent our critical accounting policies as described in Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," which was issued by the Commission: inventory, goodwill, allowance for doubtful accounts, and warranty policy.

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

We utilize our best estimate for allowance for doubtful accounts based on past history and accruing the expense as a percentage of sales. We grant credit to distributors of sports and area lighting poles located throughout the United States. Collateral is generally not required for trade receivables. While we consider our process to be adequate to effectively quantify its exposure to doubtful accounts, changes in economic, industry or specific customer conditions may require an adjustment of the allowance for doubtful accounts.

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

Impact of Recently Issued Accounting Pronouncements - Management of the Company observed no new recently issued accounting pronouncements that it believes will materially impact the Company.

Three months ended March 31, 2004 compared to the three months ended March 31, 2003, and six months ended March 31, 2004 compared to the six months ended March 31, 2003

Revenue. For the three months ended March 31, 2004, the recognized revenue was $3,713,626. For the three months ended March 31, 2003, the recognized revenue was $3,292,002. For the six months ended March 31, 2004, the recognized revenue was $8,165,536. For the six months ended March 31, 2003, the recognized revenue was $6,574,408. Cost of goods sold for the three months ended March 31, 2004 was

$2,536,134, which generated a gross margin of 31.7%, versus 32.5% for the three months ended March 31, 2003. The increase in revenue for the three month period can be attributed to a 46% increase in aluminum sales and a 28% increase in sales to an OEM customer, Lithonia Lighting. The decrease in gross margin percent for the three month period is attributable to an increase in steel prices, start up cost associated with the Company's new manufacturing facility, and a lower margin mix of sales of products. The lower margin mix of sales products is specifically attributable to a 45.6% increase in revenue for aluminum products and a 28.1% increase in revenue for Lithonia Lighting (OEM) sales, which historically are both low gross margin products. During the same three month period revenue from high margin products decreased, including a 7.19% decrease in revenue for sports lighting and a 39.7% decrease in high mast. Cost of goods sold for the six months ended March 31, 2004 was $5,627,536, which generated a gross margin of 31.08%, versus 33.15% for the six months ended March 31, 2003. The increase in sales for the six month period can be attributed to an increase in sales though our sales agents, as well as aluminum, Lithonia Lighting (OEM), steel area lighting poles, and high mast lighting poles. For the six month period aluminum, Lithonia Lighting (OEM), steel area products, and high mast lighting poles sales increased 32.6%, 44.0%,15.1%, and 32.4%, respectively. The decrease in gross margin percent for the six month period is attributable to an increase in steel prices, an increase in freight cost, start up cost associated with the Company's new manufacturing facility, and a lower margin mix of sales of products. The lower margin mix of sales products is specifically attributable to the growth in revenue of aluminum and Lithonia Lighting, historically low gross margin products.

The rapid steel price increases have had a significant effect on Catalyst's quarterly gross margins to date. These prices have been particularly significant on the non-tapered shafts and miscellaneous material categories. Through the month of April, non-tapered square shafts have increased by 100% to 110%, non-tapered round shafts have increased from 100% to 150%, and round tapered from 20% to 45%. These increases in costs have been passed on to the Company's customers in the form of a price increase on all steel poles. However, the Company was not able to react quickly enough to cover the initial increases, thus the decline in the quarterly gross margin.

Other general, selling, and administrative expenses. For the three months ended March 31, 2004, operating expenses totaled $1,586,380, compared to $1,079,188 for the three months ended March 31, 2003. For the six months ended March 31, 2004, operating expenses totaled $2,916,043, compared to $2,179,564 for the six months ended March 31, 2003. The increase in operating expenses for the three month period resulted from an increase in commission expenses paid, salary, wage, and labor related expenses, investor relations, warranty, and board of directors expenses. The increase in operating expenses for the six month period resulted from an increase in commission expenses paid, salary, wage, and labor related expenses, investor relations, warranty, and board of directors expenses.

Commission expense. For the three month periods ending March 31, 2004 and 2003, and the six month periods ending March 31, 2004 and 2003, commission expense was $858,693, $580,585, $1,569,804, and $1,098,255, respectively. The increase in commissions paid for both the three and six month periods is the result of an increase in total revenues as compared to the previous comparative periods.

Salaries, wages, and labor related. For the three month periods ending March 31, 2004 and 2003, and the six month periods ending March 31, 2004 and 2003, salaries, wages, and labor related expense was $350,218, $310,647, $710,342 and $582,837, respectively. The increase in salaries, wages, and labor related expense for both the three month and six month periods can be attributed to additional individuals hired in customer service, accounting and production to properly manage the increased volume of sales and transactions incurred by the Company.

Investor relations expense. For the three month periods ending March 31, 2004 and 2003, and the six month periods ending March 31, 2004 and 2003, investor relations expense was $27,747, $0, $48,664, and $0, respectively. The increases in investor relations expense for the comparative periods are related to the registered offering.

Warranty. For the three month periods ending March 31, 2004 and 2003, and the six month periods ending March 31, 2004 and 2003, warranty expense was $45,637, $7,981, $64,424 and $20,388, respectively. The increase in warranty expense for both the three and six month periods is the result of an increase in total revenues as compared to the previous comparative periods and an increase in actual warranty work performed during the periods.

Board of directors expense. For the three month periods ending March 31, 2004 and 2003, and the six month periods ending March 31, 2004 and 2003, accrued compensation related to the board of directors was $83,500, $0, $83,500, and $0, respectively. $75,000 of the accrued compensation, for both the three and six month period ending March 31, 2004, related to a non-cash charge. This charge represented 10,000 shares of common stock granted to the three independent members of the board of directors. The remaining $8,500 in accrued compensation is for direct compensation to three members of the board of directors which began accruing upon the first closing of the registered offering, which occurred on February 17, 2004.

Interest expense. Interest expense for the three months ended March 31, 2004 was $84,677, compared with $75,658 for the three months ended March 31, 2003. Interest expense for the six months ended March 31, 2004 was $182,061, compared with $147,177 for the six months ended March 31, 2003. The increase in interest expense for both the three and six month periods reflects an increase in the operating credit line.

Other expense. For the three month periods ending March 31, 2004 and 2003, and the six month periods ending March 31, 2004 and 2003, expenses associated with the merger were $0, $59,615, $0 and $63,386, respectively.

Liquidity and Capital Resources

At March 31, 2004, the Company had a working capital deficit of $1,178,126. The Company also incurred a net loss for both the three month and six periods ending March 31, 2004 of $313,468 and $356,437, respectively. Management of the Company believes that the loss is due to the seasonality of the sports and area lighting pole business and the impact of significant increases in steel prices.

The Company currently has a $2,000,000 senior, secured credit facility with PNC Bank, evidenced by a demand promissory note, and secured by all of our assets. The outstanding balance at March 31, 2004 was $1,685,602. The Company can borrow the lesser of $2,000,000 or the aggregate of 80% of eligible accounts receivable and 50% of eligible inventory as defined in the agreement with PNC. The Company currently does not comply with certain portions of its agreement with PNC relating to maintaining (1) a tangible net worth of not less than $300,000, (2) a ceiling on debt to net worth ratio and (3) defined cash flow coverage of at least 1 to 1. As a result, PNC can call the note, although the note can be called at any time in any event, as it is a demand note. PNC is aware of this non-compliance and has requested that the Company seek an alternative lender. The Company is in current negotiations with such lenders and hopes to replace the PNC Bank loan on similar terms, although no assurances thereof can be given or that such financing can be replaced at all. The Company also continues to seek financing through its public offering.

Cash provided by (used in) operations for the six months ended March 31, 2004, and the six months ended March 31, 2003 was $109,468, and ($262,190) respectively. The cash provided by operations for the six months ended March 31, 2004 resulted primarily from a decrease in accounts receivable of $1,248,367. This was partially off-set by a net income loss of $356,437, an increase in inventory of $461,562, an increase in deferred taxes of $203,659, and a decrease in accounts payable of $111,457.

Primarily as a result of purchases of property and equipment, cash used in investing activities for the six month period ending March 31, 2004 was ($41,929).

Cash used in financing activities for the six months ended March 31, 2004 was ($103,665). For the six months ended March 31, 2004 there was a decrease in revolving notes payable of $386,920 which was offset by net proceeds from the first closing of the public offering of $288,021.

Material cash requirements for the next twelve months not in the ordinary course of business relate to expenses incurred in connection with the completion of the registered securities offering described herein, product development, and acquisitions. The Company's current maturities of long term debt as of March 31, 2004 is $526,708, consisting of subordinated debt. For the next 12 months, payments of $467,850 are due on June 30, 2004, while the rest is spread evenly over the entire year. Whitco and the Company intend to fund future payments on these obligations through operational cash flow and capital provided through possible future equity sales.

Management of the Company believes that many of the costs incurred in fiscal 2003 and for the first three fiscal months of 2004 will not be incurred in the future and that the Company will return to profitability in the fourth fiscal quarter of 2004, although no assurances thereof can be given.

The Company is also pursuing additional equity through a variety of methods. It is anticipated that the proceeds, if any, will be used to pay down subordinated debt, provide working capital and product development. If the Company does not raise additional equity capital sufficient to provide for positive working capital and is unable to return in the near term to profitability, it may be required to curtail future operations and/or liquidate assets or enter into credit arrangements on less than favorable terms than would normally be expected, to provide for future liquidity.


ITEM 3. CONTROLS AND PROCEDURES.

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of a date (the "Evaluation Date") as of the end of the period covered by this quarterly report, has concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

      INTERNAL CONTROL OVER FINANCIAL REPORTING. Under Rules 13a-15 and 15d-15 of the Exchange Act, companies are required to maintain internal control over financial reporting, as defined, and company management is required to evaluate and report on internal control over financial reporting. Under an extended compliance period for these rules, the Company must begin to comply with the evaluation and disclosure requirements with its annual report for the fiscal year ending September 30, 2005.


(b) CHANGES IN INTERNAL CONTROLS. There were no significant changes in our internal controls or to our knowledge, in other factors that could materially affect, or would be reasonably likely to materially affect, our disclosure controls and procedures, or our internal control over financial reporting, subsequent to the Evaluation Date.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS. During the three and six months ended March 31, 2004, there were no material legal proceedings to which the Company was a party or to which any of its assets or properties were subject. On April 29, 2004, a petition was filed in County Court for Tarrant County, Texas by FWT, Inc. ("FWT"), a lighting pole manufacturer and vendor of the Company. The complaint alleges breach of contract by the Company for alleged non-payment for six lighting poles manufactured by FWT for the Company. The complaint seeks $30,609, plus reasonable attorney's fees and expenses. We believe the claim is without merit and intend to defend it vigorously if it is not settled. We do not believe this litigation will have a material adverse effect upon our business, financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES. On March 25, 2004, Keating Reverse Merger Fund, LLC agreed to an extension of its $250,000 unsecured promissory note held against Whitco Company, L.L.P. (predecessor of Whitco Company, LP, our wholly-owned subsidiary) through June 30, 2004. This note was issued to Keating Reverse Merger Fund, LLC as consideration for a $250,000 loan made to Whitco Company, L.L.P. on July 8, 2003.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. Under the current $2,000,000 credit facility with PNC Bank, we can borrow the lesser of $2,000,000 or the aggregate of 80% of eligible accounts receivable and 50% of eligible inventory, as those terms are defined in the agreement with PNC. We currently do not comply with the following covenants of the agreement: (1) Whitco has a tangible net worth (as defined in the PNC agreement) of less than $300,000 and (2) the ratio of (Total

Debt - Subordinated Debt) to (Book Net Worth + Subordinated Net Worth - Intangible Assets) is greater than 8 to 1. As of March 31, 2004, Whitco owed PNC approximately $1,685,602. Since it is a demand note, PNC can call it at any time, even in the absence of any non-compliance. PNC is aware of this non-compliance and has requested that the Company seek an alternative lender. The Company is in current negotiations with such lenders, however, no assurances can be given that PNC will not decide to declare Whitco in default and seek to enforce its rights pursuant to the agreement. In such event, Whitco may have to pay such debt, be subject to the remedies available to PNC Bank or find alternative financing to replace the PNC Bank debt. Although the Company has received various letters indicating interest from lenders, no assurance can be given that Whitco will be able to close alternative financing on satisfactory terms, if at all.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

32.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

(b)   Reports on Form 8-K. None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant: CATALYST LIGHTING GROUP, INC.

Date: May 15, 2004                   /s/ Dennis H. Depenbusch
                                     -------------------------------------------
                                     Dennis H. Depenbusch
                                     Chief Executive Officer,
                                     Chairman of the Board of Directors,
                                     Chief Financial Officer and Secretary