Form 10QSB
period 2004-06-30
CATALYST LIGHTING GROUP INC
filed 2004-08-16
CIK 1161582

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from [____________to___________]


                        Commission file number 333-75044


                          CATALYST LIGHTING GROUP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                   Delaware                               84-1588927
---------------------------------------------      -----------------------------
 (State or other jurisdiction of incorporation        (I.R.S. employer
               or organization)                     identification number)


             7700 Wyatt Drive
              Forth Worth, TX                            76108
-------------------------------------           --------------------------------
             (Address of principal                      (Zip Code)
              executive offices)


         Issuer's telephone number, including area code: (817) 738-8181

--------------------------------------------------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,646,869 shares of Common Stock, par value $.01 per share, outstanding as of August 10, 2004.

Traditional Small Business Disclosure Format (Check one): Yes [_] No [X].

                          CATALYST LIGHTING GROUP, INC.

                                TABLE OF CONTENTS

                                                                                                 PAGE(S)
PART I     FINANCIAL INFORMATION

           ITEM 1.    FINANCIAL STATEMENTS

                      Condensed Consolidated Balance Sheets as of June 30, 2004
                         (Unaudited) and September 30, 2003                                         4

                      Condensed Consolidated Statements of Operations for the Three Months
                         and Nine Months Ended June 30, 2004 and 2003 (Unaudited)                   5

                      Condensed Consolidated Statements of Cash Flows for the
                         nine Months ended June 30, 2004 and 2003 (Unaudited)                       6

                      Notes to Consolidated Financial Statements (Unaudited)                      7 - 10

           ITEM 2.    MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL                              10
                         CONDITION AND RESULTS OF OPERATION

           ITEM 3.    CONTROLS AND PROCEDURES                                                      16


PART II    OTHER INFORMATION

           ITEM 1.    LEGAL PROCEEDINGS                                                            17

           ITEM 2.    CHANGES IN SECURITIES                                                        17

           ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                              17

           ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                          18

           ITEM 5.    OTHER INFORMATION                                                            18

           ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                             18

           SIGNATURES                                                                              19

           CERTIFICATIONS                                                                         20-25

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  CATALYST LIGHTING GROUP, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                 June 30,         September 30,
                                                                                                   2004                2003
                                                                                              ----------------   -----------------
                                                                                                (Unaudited)             **
                                                                                              ----------------   -----------------
                                           ASSETS
Current Assets:
    Cash                                                                                      $       80,634     $       96,591
    Trade receivables, less allowance for doubtful accounts of $60,646 and $53,892                 2,866,956          3,380,471
    Trade receivable - related party                                                                  44,746             92,305
    Inventories, net of reserve of $17,877 and $64,698                                             1,701,897          1,311,130
    Prepaid expenses and other                                                                        30,937             49,502
    Deferred tax asset                                                                                47,699             47,699
                                                                                              --------------     --------------
         Total current assets                                                                      4,772,869          4,977,698

Property and Equipment, net of accumulated depreciation of $84,696 and $58,410                       146,684            115,198

Other Assets:
    Goodwill                                                                                       2,971,362          2,971,362
    Deferred tax asset                                                                               253,801
    Other                                                                                             15,793             15,793
                                                                                              --------------     --------------
         Total other assets                                                                        3,240,956          2,987,155
                                                                                              --------------     --------------

Total Assets                                                                                  $    8,160,508     $    8,080,051
                                                                                              ==============     ==============

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Revolving note payable                                                                    $    1,718,433     $    2,072,522
    Current maturities of long-term debt:
        Related party                                                                                250,000            250,000
        Other                                                                                        482,775            274,134
    Accounts payable                                                                               2,860,699          2,447,756
    Accrued commissions                                                                              471,391            587,383
    Other accrued liabilities                                                                        277,826            219,553
                                                                                              --------------     --------------

         Total current liabilities                                                                 6,061,124          5,851,348
                                                                                              --------------     --------------

Long-Term Debt, less current maturities:
    Related party                                                                                     50,000             70,000
    Other                                                                                            850,000          1,083,989
                                                                                              --------------     --------------
         Total long-term debt                                                                        900,000          1,153,989

Deferred Taxes                                                                                       108,833            108,833
Commitments (Note 5)
Stockholders' Equity:
    Preferred stock - $.01 par value; authorized 10,000,000 shares, none issued
    - - Common stock - $.01 par value; authorized 40,000,000 shares,
       3,646,869 shares issued and outstanding                                                        36,469             33,914
    Additional paid-in capital                                                                     2,020,278          1,454,984
    Accumulated deficit                                                                             (966,196)          (523,017)
                                                                                              --------------     --------------
         Total stockholders' equity                                                                1,090,551            965,881
                                                                                              --------------     --------------

Total Liabilities and Stockholders' Equity                                                    $    8,160,508     $    8,080,051
                                                                                              ==============     ==============

** Derived from the Company's audited consolidated balance sheet at September 30, 2003

          The accompanying notes are an integral part of the condensed consolidated financial statements

                  CATALYST LIGHTING GROUP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         FOR THE THREE MONTHS ENDED JUNE 30,  FOR THE NINE MONTHS ENDED JUNE 30,
                                                              2004               2003              2004              2003
                                                           ------------      ------------      ------------      ------------
                                                            (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
                                                           ------------      ------------      ------------      ------------
Net Sales                                                  $  4,275,000      $  4,069,887      $ 12,440,537      $ 10,644,295
Cost of Sales                                                 2,884,195         2,882,794         8,511,721         7,277,750
                                                           ------------      ------------      ------------      ------------

Gross Profit on Sales                                         1,390,805         1,187,092         3,928,816         3,366,545

General, Selling and Administrative Expenses                  1,456,853         1,349,216         4,372,896         3,528,781
                                                           ------------      ------------      ------------      ------------

Income (Loss) from Operations                                   (66,048)         (162,124)         (444,080)         (162,236)

Other Expense:
    Reverse merger costs                                             --            21,991                --            85,377
    Interest expense                                             70,837            73,800           252,900           220,977
                                                           ------------      ------------      ------------      ------------

Loss from Operations before Provision for Income Taxes         (136,885)         (257,915)         (696,980)         (468,590)

Provision for Income Taxes                                       50,142                --           253,801                --
                                                           ------------      ------------      ------------      ------------

Net Loss                                                   $    (86,743)     $   (257,915)     $   (443,179)     $   (468,590)
                                                           ============      ============      ============      ============

Pro Forma Income Tax and Net Loss:
    Net loss before pro forma income taxes                 $    (86,743)     $   (257,915)     $   (443,179)     $   (468,590)
    Pro forma income tax benefit (expense)                           --            93,766                --           169,250
                                                           ------------      ------------      ------------      ------------

Pro Forma Net Loss                                         $    (86,743)     $   (164,149)     $   (443,179)     $   (299,340)
                                                           ============      ============      ============      ============

Net Loss Per Common Share:
    Basic                                                  $       (.02)     $       (.09)     $       (.13)     $       (.16)
                                                           ============      ============      ============      ============
    Diluted                                                $       (.02)     $       (.09)     $       (.13)     $       (.16)
                                                           ============      ============      ============      ============

Pro Forma Net Loss Per Common Share:
    Basic                                                  $       (.02)     $       (.05)     $       (.13)     $       (.10)
                                                           ============      ============      ============      ============
    Diluted                                                $       (.02)     $       (.05)     $       (.13)     $       (.10)
                                                           ============      ============      ============      ============

Weighted Average Number of Shares Outstanding:
    Basic                                                     3,601,809         2,991,972         3,482,575         2,917,273
                                                           ============      ============      ============      ============
    Diluted                                                   3,601,809         2,991,972         3,482,575         2,917,273
                                                           ============      ============      ============      ============

          The accompanying notes are an integral part of the condensed consolidated financial statements

                  CATALYST LIGHTING GROUP, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              FOR THE NINE MONTHS ENDED JUNE 30,
                                                              ---------------------------------
                                                                     2004           2003
                                                                  ---------      ---------
                                                                 (Unaudited)    (Unaudited)
Cash Flows from Operating Activities:
    Net loss                                                      $(443,179)     $(468,590)
    Adjustments to reconcile net loss to net cash provided by
         (used in) operating activities:
             (Gain)loss on sale of equipment                                        17,768
             Depreciation and amortization                           26,803         21,878
             Deferred taxes                                        (253,801)            --
             Change in operating assets and liabilities:                 --
                 Trade receivables, related and other               561,074       (360,643)
                 Inventories                                       (390,768)      (469,902)
                 Prepaid expenses and other                          18,565         (5,545)
                 Other assets                                            --          2,018
                 Accounts payable                                   412,944        726,510
                 Other accrued liabilities                          (57,718)       (10,357)
                                                                  ---------      ---------
         Net cash (used in) operating activities                   (126,080)      (546,863)
                                                                  ---------      ---------

Cash Flows from Investing Activities:
    Purchase of property and equipment                              (58,290)       (19,846)
                                                                  ---------      ---------
         Net cash used in investing activities                      (58,290)       (19,846)
                                                                  ---------      ---------

Cash Flows from Financing Activities:
    Net increase (decrease) in revolving note payable              (354,088)       586,859
    Payments on short-term and long-term notes payable              (45,347)       (20,150)
    Common stock issuance, net of offering cost                     567,849             --
                                                                  ---------      ---------

         Net cash provided by financing activities                  168,414        566,709
                                                                  ---------      ---------

                                Net Change in Cash                  (15,956)            --

Cash, at beginning of period                                         96,591             --
                                                                  ---------      ---------
Cash, at end of period                                            $  80,634      $      --
                                                                  =========      =========
Supplemental Disclosure of Cash Flow Information:
    Cash paid during the year for:
         Interest                                                 $ 178,594      $ 187,143
                                                                  =========      =========

Schedule of  Non-Cash Financing Activities:
    Conversion of long term debt to equity interest               $      --      $ 375,000
                                                                  =========      =========

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

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2004 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter ended June 30, 2004 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

      The Company accounts for stock options using the intrinsic value method wherein compensation expense is recognized on stock options granted only for the excess of the market price of our common stock over the option exercise price on the date of grant. All options of the Company are granted at amounts equal to or higher than the fair-value of our stock so no compensation expense is recorded.

      Some companies also recognize compensation expense for the fair value of the option right itself. The Company has elected not to adopt this accounting method because it requires the use of subjective valuation models which the Company believes are not representative of the real value of the option to either the Company or the optionees. However, we are required to disclose the pro forma effect of accounting for stock options using such a valuation for all options granted. The fair value of the options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

                                                       Nine Months Ended
                                                         June 30, 2004
                                                         -------------
               Risk-free interest rate                        4.74%
               Expected dividend yield                           0%
               Expected lives                              10 years
               Expected volatility                           34.47%


      The total fair value of options granted was computed to be approximately $48,300 for the nine months ended June 30, 2004. These amounts are amortized ratably over the vesting periods of the options or recognized at the date of grant if no vesting period is required. Pro forma stock-based compensation was $16,100 for the quarter ended June 30, 2004.

      If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, the Company's net income and net income per common share would have been reported as follows:

                                                             Three Months      Nine Months
                                                                Ended             Ended
                                                               June 30,          June 30,
                                                                2004              2004
                                                             -----------      -----------
Net income, as reported                                      $   (86,743)     $  (443,179)
Stock based compensation included in net income                       --               --
Fair value of stock based compensation                           (16,100)         (48,300)
                                                             -----------      -----------

Pro forma net income                                         $  (102,843)     $  (491,479)
                                                             ===========      ===========

Net loss per common share, basic:
         As reported                                         $     (0.02)     $     (0.13)
         Stock based compensation included in net income              --               --
         Fair value of stock based compensation                    (0.01)           (0.01)
                                                             -----------      -----------

         Pro forma                                           $     (0.03)     $     (0.14)
                                                             ===========      ===========

Net loss per common share, diluted:
         As reported                                         $     (0.02)     $     (0.13)
         Stock based compensation included in net income              --               --
         Fair value of stock based compensation                    (0.01)           (0.01)
                                                             -----------      -----------
         Pro forma                                           $     (0.03)     $     (0.14)
                                                             ===========      ===========


      For the fiscal year ended September 30, 2003 and the nine months ended June 30, 2003 there were no differences between net income and proforma net income.

2.    Related Party Transactions:

      During the three months ended June 30, 2004 and 2003, and for the nine months ended June 30, 2004 and 2003, the Company paid $0, $19,315, $7,200 and $49,315, respectively, for accounting and administrative services to an entity related through common ownership through May 2002.

      During the three months ended June 30, 2004 and 2003, and for the nine months ended June 30, 2004 and 2003, the Company had sales of $83,682, $80,151, $205,066 and $262,223, respectively, to an entity whose principal owner is the brother of an employee of the Company. Accounts receivable from this related entity were $44,746 at June 30, 2004.

3.    Stockholder's equity and reverse merger:

      The Company has filed a registration statement with the Securities and Exchange Commission for the sale of up to 1,200,000 shares of common stock at $2.50 per share in a self-underwritten offering (the Offering). The Securities and Exchange Commission declared the registration statement effective on February 2, 2004. The Company engaged broker-dealers to assist with the offering and they received up to a 7 % cash placement fee of securities placed by such broker-dealer in the Offering and four-year common stock purchase warrants entitling such broker-dealer to purchase up to 10% of the securities sold by such broker-dealer in the Offering, at an exercise price of 125% of the per share price of the Offering.

      The Company closed the Offering on May 28, 2004. 235,500 shares of common stock at $2.50 were issued. The Company incurred $58,479 of offering cost in addition to $12,425 in cash placement fees and 7,100 warrants at an exercise price of $3.125 to a broker-dealer.

      Keating Investments LLC was the investment advisor for the reverse merger and will be receiving an investment banking fee of $100,000, which is due in 10 monthly payments of $10,000, and was contingent upon the Company's common stock trading on the Over-the-Counter Bulletin Board. The stock began trading on June 26, 2004 and payments to Keating Investments will begin in August 2004.

4.    Revolving Note Payable:

      As of June 30, 2004, the Company had a revolving credit agreement with a bank which bears interest at the bank's prime rate plus 2.0% (totaling 6.5% at June 30, 2004) which enables the Company to borrow up to the lesser of $2,000,000 or the aggregate of 80% of eligible accounts receivable and 50% of eligible inventory as defined by the agreement. Borrowings outstanding on the revolving loan were $1,718,433 at June 30, 2004.

      Borrowings under the revolving credit agreement are collateralized by essentially all assets of the Company including accounts receivable and inventory. The agreement requires the Company to maintain certain financial covenants which include tangible net worth, cash flow coverage and debt ratios as defined in the agreement. As of June 30, 2004, the Company was not in compliance with certain financial covenants. The lender was aware of this non-compliance and has requested that the Company seek an alternative lender.

      The Company entered into a factoring agreement on July 13, 2004 with Marquette Commercial Finance, Inc. (MCF). On July 16, 2004 Marquette repaid the loan balance with the previous lender. The factoring agreement allows the Company to sell to MCF certain of its accounts receivable arising out of sales of goods, or services rendered. A maximum of 85% of the approved invoice amount may be advanced to the Company with the remainder held in reserve by MCF. The gross amount of accounts purchased, which remains outstanding, may not exceed $3,000,000. A fixed discount fee of .75% is incurred for proceeds received and deposited by MCF prior to the 60th day from the date of the initial purchase of the account. The fixed discount fee increases to .85% thereafter. A variable discount fee is also incurred at a rate of MCF'S base rate plus 2% per annum with respect to any account purchased by MCF. The variable discount may not be less than 7.0%.

5.    Commitments

      The Company entered into a leasing agreement with BMF, LLC on December 31, 2003 to lease approximately 38,171 square feet of office and manufacturing space located in White Settlement, Texas. The rent is payable in monthly installments at $10,338 and is for a term of five years terminating on November 30, 2008. The lease includes a clause which gives the Company a one-time right to terminate the lease in June of 2006. A termination fee, equal to the unamortized portion of certain allowances given to the Company for improvements to the property, shall be paid upon exercising the termination clause. The allowances totaled $22,500.


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

Three months ended June 30, 2004 compared to the three months ended June 30, 2003, and nine months ended June 30, 2004 compared to the nine months ended June 30, 2003

Revenue. For the three months ended June 30, 2004, the recognized revenue was $4,275,000. For the three months ended June 30, 2003, the recognized revenue was $4,069,887. For the nine months ended June 30, 2004, the recognized revenue was $12,440,537. For the nine months ended June 30, 2003, the recognized revenue was $10,644,295. Cost of goods sold for the three months ended June 30, 2004 was $2,884,195, which generated a gross profit of $1,390,805 or 32.5% of revenue, versus $1,187,092 or 29.17% of revenue for the three months ended June 30, 2003. Excluding commissions from sales, the increase in revenue for the three month period can be attributed to a $342,000 (27%) increase in steel area lighting poles, a $172,347 (159.3%) increase in aluminum sales, and a $94,148 (375.5%) increase in high mast lighting pole sales. These increases were partially offset by a $513,400 (75.3%) decrease in sales to an OEM customer, Lithonia Lighting. Lithonia Lighting held the contract to supply our lighting poles to Wal-Mart, however the contract was not renewed with Lithonia by Wal-Mart. The increase in gross margin percent for the three month period is attributable to a higher margin mix of sales of products and a decrease in freight as a percent of sales. The higher margin mix of sales products is specifically attributable to a 27% increase in revenue for steel area lighting poles, and a 375.5% increase in high mast lighting poles, both of which are historically high gross margin products. During the same three month period revenue from low margin products decreased, including a 75.3% decrease in revenue for Lithonia Lighting (OEM). Cost of goods sold for the nine months ended June 30, 2004 was $8,511,721, which generated a gross profit of $3,928,816 or 31.6% of revenue. Gross profit was $3,366,545 or 31.6% of revenue for the nine months ended June 30, 2003. Excluding commissions from sales, the increase in sales for the nine month period can be attributed to an increase in sales for steel area lighting poles, aluminum area lighting poles, and high mast lighting poles of $711,193, $336,965, and $214,319 or 21.3%, 75.1%, and 77.5%, respectively.

General, selling, and administrative expenses. For the three months ended June 30, 2004, operating expenses totaled $1,456,853, compared to $1,349,216 for the three months ended June 30, 2004. For the nine months ended June 30, 2004, operating expenses totaled $4,372,896 compared to $3,528,781 for the nine months ended June 30, 2003. The increase in operating expenses for the three month period resulted from an increase in commission expenses paid, bad debt expense, warranty expense, investor relations expense, board of director's expenses, investment advisory expenses. These increases were partially offset by a decrease in accounting expense. The increase in operating expenses for the nine month period resulted from an increase in commission expenses paid, salary, wage, and labor related expenses, bad debt expense, warranty expense, investor relations expense, board of director's expenses, and investor advisory expenses. These expenses were partially offset by a decrease in accounting expense and a decrease in research and development expenses associated with a new product line that was discontinued.

Commission expense. For the three month periods ending June 30, 2004 and 2003, and the nine month periods ending June 30, 2004 and 2003, commission expense was $803,717, $712,426, $2,373,521, and $1,810,681, respectively. The increase in commissions paid for both the three and nine month periods is the result of an increase in total revenues as compared to the previous comparative periods.

Salaries, wages, and labor related. For the three month periods ending June 30, 2004 and 2003, and the nine month periods ending June 30, 2004 and 2003, salaries, wages, and labor related expense was $332,157, $350,366, $1,061,570 and $941,612, respectively. The increase in salaries, wages, and labor related expense for nine month periods can be attributed to additional individuals hired in customer service, accounting, and production to properly manage the increased volume of sales and transactions incurred by the Company.

Investor relations expense. For the three month periods ending June 30, 2004 and 2003, and the nine month periods ending June 30, 2004 and 2003, investor relations expense was $25,403, $0, $74,067, and $0, respectively. The increases in investor relations expense for the comparative periods are related to the registered offering and the transition to a publicly traded company.

Bad debt expense. For the three month periods ending June 30, 2004 and 2003, and the nine month periods ending June 30, 2004 and 2003, bad debt expense was $28,713, ($8,739), $58,616 and ($4,239), respectively. The increase in bad debt expense for both the three and nine month periods is the result of an increase in total revenues as compared to the previous comparative periods and an increase in actual uncollectible accounts during the periods.

Warranty expense. For the three month periods ending June 30, 2004 and 2003, and the nine month periods ending June 30, 2004 and 2003, warranty expense was $28,913, $10,774, $93,337 and $31,162, respectively. The increase in warranty expense for both the three and nine month periods is the result of an increase in total revenues as compared to the previous comparative periods and an increase in actual warranty work performed during the periods.

Board of directors expense. For the three month periods ending June 30, 2004 and 2003, and the nine month periods ending June 30, 2004 and 2003, compensation related to the board of directors was $12,750, $0, $96,250, and $0, respectively. $75,000 of the compensation, for the nine month period ending June 30, 2004, related to a non-cash charge. This charge represented 10,000 shares of common stock granted to the three independent members of the board of directors. The remaining $21,250 in accrued compensation is for direct compensation to three members of the board of directors which began accruing upon the first closing of the registered offering, which occurred on February 17, 2004.

Investor advisory expense. For the three month periods ending June 30, 2004 and 2003, and the nine month periods ending June 30, 2004 and 2003, expenses associated with investment advisory services were $78,836, $0, $78,836, and $0, respectively. Keating Investments was the investment advisor for the reverse merger and will be receiving an investment banking fee of $100,000, which is due in 10 monthly payments of $10,000 and was contingent upon the Company's common stock trading on the Over-the-Counter Bulletin Board. The stock began trading on June 26, 2004 and payments to Keating Investments will begin in August 2004. $21,164 of the $100,000 expense was previously accrued.

Interest expense. Interest expense for the three months ended June 30, 2004 was $70,837, compared with $73,800 for the three months ended June 30, 2003. Interest expense for the nine months ended June 30, 2004 was $252,900, compared with $220,977 for the nine months ended June 30, 2003. The variances reflect fluctuations in the use of the Company's credit facility.

Other expense. For the three month periods ending June 30, 2004 and 2003, and the nine month periods ending June 30, 2004 and 2003, expenses associated with the merger were $0, $21,991, $0 and $85,377, respectively.

Liquidity and Capital Resources

At June 30, 2004, the Company had a working capital deficit of $1,288,255. The Company also incurred a net loss for both the three month and nine periods ending June 30, 2004 of $86,743 and $443,179, respectively. Management of the Company believes that the loss is due to the seasonality of the sports and area lighting pole business and the impact of significant increases in steel prices. The rapid steel price increases have had a significant effect on Catalyst's net loss for the nine months ended June 30, 2004. These prices have been particularly significant on the non-tapered shafts and miscellaneous material categories. Through the month of June 2004, non-tapered square shafts cost has increased by 100% to 110%, non-tapered round shafts cost has increased from 100% to 150%, and round tapered shafts cost has increased from 20% to 45%. These increases in costs have been passed on to the Company's customers in the form of a price increase on all steel poles. However, the Company was not able to react quickly enough to cover the initial increases. The Company believes those price increases are now in place.

As of June 30, 2004 the Company had a $2,000,000 senior, secured credit facility with PNC Bank, evidenced by a demand promissory note, and secured by all of our assets. The outstanding balance at June 30, 2004 was $1,718,433. The Company can borrow the lesser of $2,000,000 or the aggregate of 80% of eligible accounts receivable and 50% of eligible inventory up to $500,000 as defined in the agreement with PNC. As of June 30, 2004, the Company currently did not comply with certain portions of its agreement with PNC relating to maintaining (1) a tangible net worth of not less than $300,000, (2) a ceiling on debt to net worth ratio and (3) defined cash flow coverage of at least 1 to 1. PNC was aware of this non-compliance and has requested that the Company seek an alternative lender.

The Company entered into a factoring agreement on July 13, 2004 with Marquette Commercial Finance, Inc. (MCF). On July 16, 2004 Marquette repaid the loan balance with the previous lender. The factoring agreement allows the Company to sell to MCF certain of its accounts receivable arising out of sales of goods, or services rendered. A maximum of 85% of the approved invoice amount may be advances to the Company with the remainder held in reserve by MCF. The gross amount of accounts purchased, which remain outstanding, may not exceed $3,000,000. A fixed discount fee of .75% is incurred for proceeds received and deposited by MCF prior to the 60th day from the date of the initial purchase of the account. The fixed discount fee increases to .85% thereafter. A variable discount fee is also incurred at a rate of MCF'S base rate plus 2% per annum with respect to any account purchased by MCF. The variable discount may not be less than 7.0%.

Cash (used in) operations for the nine months ended June 30, 2004, and the nine months ended June 30, 2003 was ($126,080), and ($546,863) respectively. The cash used in operations for the nine months ended June 30, 2004 resulted primarily from net loss of $443,179, an increase in inventory of $390,768, an increase in Deferred tax asset of $253,801, and a decrease in accrued liabilities of $57,718. This was partially off-set by a decrease in accounts receivable of $561,074, and an increase in accounts payable of $412,944.

Primarily as a result of purchases of property and equipment, cash used in investing activities for the nine month period ending June 30, 2004 was $58,290.

Cash provided by financing activities for the nine months ended June 30, 2004 was $168,414. For the nine months ended June 30, 2004 there was net proceeds from the the public offering of $567,849. This was partially off-set by a decrease in revolving note payable of $354,088.

Material cash requirements for the next twelve months not in the ordinary course of business relate to expenses incurred in connection with the completion of the sale of equity or securing debt financing for the Company, product development, and acquisitions. The Company's current maturities of long term debt as of June 30, 2004 is $732,775, consisting of subordinated debt. Payments of $467,850 were due on June 30, 2004, $217,850 is due on June 30, 2005, and the remainder is spread evenly over the entire year. Whitco and the Company intend to fund future payments on these obligations through operational cash flow and capital provided through possible future equity sales.

Management of the Company believes that many of the costs incurred in fiscal 2003 and for the first nine fiscal months of 2004 will not be incurred in the future and that the Company will return to profitability in the fourth fiscal quarter of 2004, although no assurances thereof can be given.

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

ITEM 3. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) , has concluded that, as of June 30, 2004, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

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

(b) Changes in Internal Controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could materially affect, or would be reasonably likely to materially affect, our disclosure controls and procedures, or our internal control over financial reporting, subsequent to June 30, 2004.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

During the three and nine months ended June 30, 2004, there were no material legal proceedings to which the Company was a party or to which any of its assets or properties were subject. On April 29, 2004, a petition was filed in County Court for Tarrant County, Texas by FWT, Inc. ("FWT"), a lighting pole manufacturer and vendor of the Company. The complaint alleges breach of contract by the Company for alleged non-payment for six lighting poles manufactured by FWT for the Company. The complaint seeks $30,609, plus reasonable attorney's fees and expenses. We believe the claim is without merit and intend to defend it vigorously if it is not settled. We do not believe this litigation will have a material adverse effect upon our business, financial condition or results of operations.

On June 4, 2004, GE Sports Lighting Systems, LLP ("GE") filed an Application for Mechanics and Materialman's Lien ("Application") in the Circuit Court of the Third Circuit of the State of Hawaii against Whitco and Kamehameha Schools/Bernice Pauahi Bishop Estate (the "Estate"), Hawaiian Dredging/Kajima and Does 1-50. GE is a contractor of a project to build sports complexes at two different schools on property owned by the Estate. GE hired Whitco to provide lighting poles for the project. GE claims it is owed $313,385. The hearing date on the Application is September 22, 2004. We intend to defend against this claim vigorously if it is not settled. We do not believe this litigation will have a material adverse effect upon our business, financial condition or result of operations.

ITEM 2. CHANGES IN SECURITIES.

On March 25, 2004, Keating Reverse Merger Fund, LLC agreed to an extension of its $250,000 unsecured promissory note held against Whitco Company, L.L.P. (predecessor of Whitco Company, LP, our wholly-owned subsidiary) through June 30, 2004. The Company is negotiating with Keating Reverse Merger Fund, LLC to extend the promissory note to December 31, 2004. This note was issued to Keating Reverse Merger Fund, LLC as consideration for a $250,000 loan made to Whitco Company, L.L.P. on July 8, 2003.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Under the former $2,000,000 credit facility with PNC Bank, we could borrow the lesser of $2,000,000 or the aggregate of 80% of eligible accounts receivable and 50% of eligible inventory, as those terms are defined in the agreement with PNC. We did not comply with the following covenants of the agreement: (1) Whitco has a tangible net worth (as defined in the PNC agreement) of less than $300,000 and
(2) the ratio of (Total Debt - Subordinated Debt) to (Book Net Worth + Subordinated Net Worth - Intangible Assets) is greater than 8 to 1. As of June 30, 2004, Whitco owed PNC approximately $1,718,433. PNC was aware of this non-compliance and requested that the Company seek an alternative lender. The Company entered into a factoring agreement on July 13, 2004 with Marquette Commercial Finance, Inc. On July 16, 2004 Marquette repaid the loan balance to PNC Bank and are now collateralized by essentially all assets of the Company including accounts receivable and inventory.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

32.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

(b)   Reports on Form 8-K. None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Registrant: CATALYST LIGHTING GROUP, INC.


Date: August 13, 2004               /s/ Dennis H. Depenbusch
                                    ----------------------------------------
                                    Dennis H. Depenbusch
                                    Chief Executive Officer, Chairman of the
                                    Board of Directors, and Secretary


                                    /s/ Brady Basil
                                    ----------------------------------------
                                    Brady Basil
                                    Chief Financial Officer