Form 10KSB
period 2004-09-30
CATALYST LIGHTING GROUP INC
filed 2004-12-16
CIK 1161582

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2004

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________ to _______________

                        Commission File Number 333-75044

                          CATALYST LIGHTING GROUP, INC.
                          -----------------------------
                         (FORMERLY WENTWORTH III, INC.)
                         ------------------------------
                 (Name of small business issuer in its charter)

             Delaware                                   84-1588927
----------------------------------          ------------------------------------
    (State or jurisdiction of               (I.R.S. Employer Identification No.)
  incorporation or organization)

                                7700 Wyatt Drive
                              Forth Worth, TX 76108
                         -------------------------------
                          (Address and telephone number
                         of principal executive offices)

Issuer's telephone number: (800) 433-7753

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, $.01 par value per share
                     --------------------------------------
                                (Title of class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|  No |_|.

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      The issuer's revenues for the fiscal year ended September 30, 2004 were $16,358,303.

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act): $2,257,381.

      As of October 31, 2004, there were 3,756,051 shares of our common stock, par value $0.01 per share, outstanding, of which 851,842 were held by non-affiliates.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on or about February 28, 2005 (to be filed) are incorporated by reference into Part III of this Form 10-KSB.

FORWARD-LOOKING STATEMENTS

      Certain statements made in this Annual Report on Form 10-KSB are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Catalyst Lighting Group, Inc., formerly Wentworth III, Inc. (the "Company"), to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

We were formed as a "blank check" Delaware corporation in March 2001 to effect a merger, exchange of capital stock, asset acquisition or other similar business combination with an operating business which we believe has significant growth potential. As of February 12, 2003, we entered into a Securities Exchange Agreement with Whitco Company, L.L.P., a Texas limited liability partnership which manufactures, markets and distributes outdoor lighting poles. On August 27, 2003, we acquired Whitco Company, LP (successor in interest as a result of the conversion of Whitco Company, L.L.P. to a limited partnership) through an exchange of all of Whitco's partnership units, and options to purchase partnership units, for 2,991,368 shares of Catalyst common stock, and options to purchase 808,632 shares of Catalyst common stock. Whitco became our wholly-owned subsidiary.

Whitco is a nationwide manufacturer, marketer and distributor of steel and aluminum outdoor lighting poles. Founded in 1969, Whitco sells poles directly to original equipment manufacturers (OEM's) and indirectly to other third parties through its own contracted sales representatives. We seek to have Whitco become the preferred manufacturer, marketer and distributor of steel and aluminum lighting pole structures and accessories, and we may attempt to acquire or develop additional subsidiaries to pursue additional market opportunities. We believe the necessary systems and people are in place to aggressively grow and expand among the specialty markets within the lighting industry.

The Industry

According to the United States Department of Commerce and the National Electrical Manufacturer's Association the overall U.S. outdoor lighting industry, including fixtures, poles and accessories, represents a nearly $2 billion market. This market has grown by more than 75% over the last 10 years, driven in part by the growth in commercial real estate development. We believe this market, coupled with recent merger and acquisition activity within the industry, bodes well for our expected "build-up" acquisition strategy discussed below. As the demand for, and value of, businesses in this sector continues to increase, we believe we are well positioned to pursue opportunistic acquisitions, gain new customers, expand product offerings, increase market share and become an attractive acquisition candidate ourselves.

The U.S. outdoor lighting pole market alone is estimated at $750 million, including an estimated $250 million in Department of Transportation ("DOT") and traffic control poles (a market in which we do not participate). The market is comprised primarily of four material types: steel poles (60%), aluminum (18%), concrete (12%) and composite (10%).

The outdoor lighting pole industry tends to be cyclical based on general economic conditions and, more specifically, non-residential construction spending and public and private highway/roadway construction and improvements. The U.S. Department of Commerce reported declines in non-residential construction spending of 18% and 5% in 2002 and 2003, respectively. These declines have been partially offset by continued spending on highway construction under the U.S. Highway Transportation bill, the growth in outdoor sports venues and added concerns about safety and "light spill." We have attempted to limit our exposure to these outside factors by offering diverse products with many applications through a sales network that has nearly 100% geographic coverage in the United States.

Whitco has and will continue to operate primarily in the commercial and industrial lighting ("C&I") markets. However, we also seek opportunities in the city and county and utility and municipality markets. The C&I market represents the commercial sales area of the market, primarily commercial real estate developments and industrial development areas not related to government. City and county areas are those developments directed by local governments without the involvement of federal highway funds. In some cases, our lighting agents also place sales emphasis on local developments by cities and counties. Utility and municipality segment represents those developments directed by local utilities or municipal developments in which the local utility controls the lighting aspects of the real estate development, without the involvement of federal highway funds. In local areas, a utility may direct the installation of lighting and provide a usage fee to the local government for that lighting area. In some cases, Whitco lighting agents sell to utilities. Department of Transportation sources represent those areas involving the deployment of both local and federal highway funds with specifications directed by the local or state governments, as well as the federal government. We rarely participate in business with the Department of Transportation as it is a different sales channel than Whitco has traditionally served. Whitco markets area and sports lighting products through its catalog and via the Internet at www.whitcopoles.com.

Products and Services

All of our poles are made to order and are sold either directly to OEM's from our primary offices in Fort Worth, Texas or indirectly through sales representatives, known in the lighting industry as lighting agencies.

Some OEM's only sell existing lines of lighting fixtures, while some manufacture lighting poles and others source pole manufacturing on a private label basis through companies such as ours. We sell poles which complement existing fixture lines, provide engineering expertise and have specialty design features to allow the poles to be easily integrated with the lighting fixture. The entire unit, consisting of the pole and fixtures, is then shipped to the customer under the OEM brand name. Although some OEM's manufacture their own poles, they often require our poles because they do not have the capability to manufacture the poles required for a specific order. When selling to an OEM, we arrange shipment directly to the project location for final assembly and installation by third parties. We have the capability to join an OEM on national account bids. In 2004, we sold to approximately 20 OEM customers.

We have contracts in place with approximately 75 lighting agencies, each in separate, defined geographic territories covering nearly 100% of the United States. Each lighting agency contract typically gives the lighting agency the exclusive right to sell our poles in a given geographical location in exchange for such agency agreeing to sell only poles we manufacture. The typical exception allows lighting agencies to sell poles from their OEM fixture providers and us to sell poles to OEMs to deliver into the lighting agency's territory. Lighting agency contract terms vary by territory, although all our contracts with lighting agencies may be terminated by us on 30 days' notice. No individual lighting agency accounted for more than 10% of sales for the fiscal years ended September 30, 2004 and 2003. These agencies primarily sell fixtures and our poles complement their product lines. We work diligently to find the appropriate agency in a territory to sell our products, and further strive to have that agency sell only poles we manufacture. A typical order will come from an agency for shipment direct to a construction location, with billing directed to the electrical distributor or contractor. Terms are predominantly net 30 days. We believe we gain and keep top lighting agents and OEMs through competitive pricing, timeliness and the ability to effectively deliver needed technical information on specified products.

During the years ended September 30, 2004 and 2003 one customer accounted for more than 10% of our sales, totaling 11% and 14%, respectively. No other single customer accounted for more than 10% of total revenues.

Design, Manufacturing and Distribution

In fiscal year 2004, we opened our first manufacturing facility and began producing poles in-house. Historically, Whitco outsourced the manufacturing of poles. We believe this transition, once complete, will increase our competitive advantage in the market and allow us to lower cost and reduce lead times to our customer base. As of the end of the fiscal year ended September 30, 2004, the Company still outsourced a portion of its manufacturing process.

We design all of our own poles and complete specification and stress calculations using an in-house engineering team. We assist our sales agents and OEM's with specific project submittals to engineers. We then submit a work order to our manufacturing facility or to an outsourced manufacturer based on the product specified. We purchase raw steel tubes from both domestic and foreign suppliers, primarily relying on Trans America Power Products to supply steel tubes. We also place orders with several other suppliers. The raw steel tubes are held in inventory either at our manufacturing facility or a designated outsource manufacturer, also located in Fort Worth, Texas. Either the Company or the outsource manufacturer completes all stages of pole fabrication. All operational aspects of manufacturing, including inventory control, purchasing, adherence to specifications and shipping are performed by us. We have limited financial responsibility for raw aluminum product inventory as a significant portion of our aluminum poles are made to order from one of two pole manufacturers.

Once an order has been placed, production time until completed poles are ready for shipment is approximately one week, while larger orders can take up to three weeks. Once completed, the lighting poles are shipped directly to the customer from our manufacturing facility or the outsourced manufacturer, as applicable.

Employees

We currently have 34 full-time employees, including our three executive officers. Fifteen of these, all of whom work in our manufacturing facility, are employees of an outsourced human resources firm.

We have sales representative agreements in place with approximately 75 sales representatives across the continental United States. They are not employees, but receive commissions based on sales. Our commission structure pays agents 100% of the overage above our base price, compared to an industry average of 75%.

Trademark and Copyright Protection

Whitco has applied for trademark protection for its logo, as well as the logo of Catalyst Lighting Group, Inc. We have submitted initial applications for these logos to the United States Patent and Trademark Office. We currently have an application in review with the United States Patent and Trademark Office for an elliptical crossarm. This design has the ability to reduce wind resistance by a substantial amount compared to the traditional designs in the market place.

Business Strategy

Virtually all of our revenues are generated in the C&I market. We intend to continue serving this niche while seeking to acquire or start new business ventures within the lighting industry in an attempt to increase market share. Our focus on the C&I market is the result of our historical expertise in this market and the fact that most of our lighting agents and OEM customers are focused in this area.

We place particular emphasis on the sports, high mast and area lighting sectors within the commercial and industrial markets. The sports lighting area represents those venues lit by outdoor lighting for night time play. This ranges from professional sports venues to local parks and recreation areas. We have the ability to complete pre-wiring for our sports lighting products prior to shipment. High mast refers to those installations requiring large area lighting needs of commercial areas. These represent typical heights of 55 feet or higher with multiple fixtures installed at the top of the pole. Area lighting typically represents the lighting of an outdoor area, such as a parking lot.

Management's long-term objective is to transform Catalyst from a broker of commodity lighting poles to a value-added manufacturer and distributor of lighting fixtures, poles and other accessories. This strategy has four cornerstone initiatives. The first is the upgrade of our sales distribution network by (a) hiring Henry Glover, a 20-year veteran of the lighting industry, as President, (b) establishing formal sales agency relationships with nearly 75 lighting manufacturers' representatives providing nearly 100% geographic coverage in the United States, and (c) establishing direct relationships with over 25 OEM's and national accounts.

Secondly, we are completing the process of moving fabrication of select products in-house to eliminate intermediaries, maintain gross margins and create opportunities for additional profitability as operating efficiencies and economies of scale are achieved. This move has also placed us in geographic proximity with our powder-coating vendor, which has facilities adjacent to ours. We recently moved to new facilities and transitioned fabrication and assembly of round and square steel poles from a third party contract supplier to an in-house function. We felt this initiative was required to keep pricing competitive in an important product segment. The internal fabrication and assembly operations have thus far produced fewer defects, reducing overall warranty costs, enhancing production scheduling and freight consolidation.

We have historically offered aluminum poles on a brokered basis as an accommodation to our sales agents. With two aluminum pole manufacturers holding more than 80% of this market, sales agents that do not carry these lines have little alternative than to work with the leading fixture OEMs. Sales agents and fixture OEMs have expressed an interest in our producing aluminum poles, indicating a ready market that, historically, will pay a premium for shorter lead times (typical lead times in peak season run 12 to 18 weeks). To take advantage of this potentially lucrative market, we must be able to efficiently produce quality aluminum poles in-house. We believe the sales potential is significant over a two-to-three-year time frame.

We began producing non-tapered aluminum poles, which is a less capital intensive process than round tapered poles, in October, 2004. We expect to begin producing round tapered poles during late fiscal year 2005 upon successful integration of non-tapered aluminum poles. In peak season, we will need to carry approximately $500,000 in inventory in order to supply poles in four to six weeks (a time frame nearly half the industry standard). Our current gross margin on brokered aluminum pole products is approximately 10% to 15%. Based on preliminary assessments, we expect to generate a gross margin closer to 30% on aluminum pole sales as a result of producing these poles in-house. To fully leverage the sales opportunity in this market, we will need both the non-tapered and tapered capabilities in place. With only two competitors in this market, we believe we can become a true "player" in this, the second largest segment of the outdoor lighting pole market, in short order and with little capital investment. Once production is fully up and running, we intend to establish a new branded aluminum pole line and market it through a separate agency network. We believe that with only two competitors in this market, many of our existing agents may already represent one of these manufacturers. Where this occurs, we would keep our existing agent and still market the different brand of aluminum poles to other agents in order to gain maximum penetration in each geographic market.

Our third strategic initiative was to add an engineering department and leverage our existing database of product designs and engineering specifications to expand product offerings for sale through our distribution network. We now have over 500 SKU's, which include steel, galvanized and aluminum poles for area, sports, high mast and roadway applications for sale to the commercial/industrial, municipal and utility market segments.

We believe we are one of the first in the outdoor lighting pole industry to provide access to our catalog items through the Internet. Through the addition of an engineering department, we further enhanced our value added capabilities by completing an electronic database of all product drawings and engineering calculations. This information is now delivered electronically to our sales representatives on a customized, project specific format minutes from the time requested. This service provides critical information for the sales representative to deliver to architects and engineers responsible for specifying projects. This database now houses well over 1,000 product designs and calculations.

In the process of completing the database, we also created a unique engineering calculation program allowing for quick turnaround of custom pole designs. This program also provides the capability of completing multiple iterations for the end customers' designers to utilize during the creation process. This combined ability, unique in the pole industry, keeps the sales representative and the end customer in close contact from creation to completion without unnecessary delays.

Our catalog database, drawings and calculations have led to prompt delivery of project specific information and the manufacture and delivery of a highly diverse product offering, which we believe has differentiated us from our competitors. This integrated system is easily usable and scalable for additional product offerings.

The final component of our strategy involves the potential acquisition of additional niche product companies using public stock, cash or a combination thereof in an attempt to dramatically increase the sales of those products by introducing them into our own distribution network.

According to the United States Department of Commerce and the National Electrical Manufacturer's Association, the U.S. outdoor lighting industry - including fixtures, poles and accessories - represents a nearly $2 billion market that has grown by more than 75% over the last 10 years, driven in part by the growth in commercial development. This market has various participants, including companies concentrating solely on structures, poles or lighting fixtures, with a limited line of pole products. We believe this fragmented market presents the opportunity to continue our growth plan with a more diversified product line and expanded sales agency coverage. Management believes this market, coupled with recent merger and acquisition activity within the industry, bodes well for a "build-up" acquisition strategy. As the demand for, and value of, businesses in this highly fragmented sector continues to increase, we believe we are well positioned to pursue accretive acquisitions at value prices, gain new customers and product offerings, and become an attractive acquisition candidate ourselves as we seeks increased market share.

We seek to acquire one or two companies at the lower end of the revenue range initially. Based on the initial results of these early acquisitions, and many other factors to be determined, we intend on targeting larger acquisitions to aggressively grow our consolidated revenues and potential profitability.

We sought to make acquisitions during fiscal year 2004. However, despite preliminary discussions with, and bids on, potential targets, we were ultimately unsuccessful in our efforts. In some cases, our bid was lower than that of a third party, as companies with greater financial, distribution or other resources value a potential acquisition differently than we do, enabling them to make a higher offer. Additionally, the absence of either immediately available acquisition financing or a more developed trading market for our common stock for use as acquisition currency have presented obstacles. We anticipate continuing to be an aggressive shopper but a conservative buyer as we attempt growth through acquisition.

Competition

Catalyst competes with pole manufacturers as well as those OEM's which manufacture poles themselves. In terms of sales, we believe we are approximately in the bottom half of the top 10 pole manufacturing companies. We compete against exclusive pole manufacturers such as K-W Industries, United Lighting Standards, Hapco and Valmont Industries. Some OEM's that also manufacture poles include Hubbell Lighting, Cooper Lighting, Musco Lighting (in the sports segment only) and Ruud Lighting. We compete with other pole companies on a price and service basis and by seeking the most qualified, most connected sales agents and OEM's in a given territory.

History

Whitco Sales, Inc. dates its original history to 1969, when it was formed by the Pritchard family in Fort Worth, Texas. Whitco was originally formed to provide both lighting and pole products. During the 1980's, Whitco made the decision to concentrate on steel pole products sold through agents and OEM's throughout the United States. Whitco Company, L.L.P., a partnership consisting of three investors led by Dennis H. Depenbusch, was formed on June 27, 2000 and acquired the assets of Whitco Sales Inc. from the Pritchard family on June 30, 2000. At the time of the acquisition, Whitco Sales, Inc. was an S Corporation 50% owned by James and Patsy Pritchard and 50% owned by James K. "Kip" Pritchard. Dennis
H. Depenbusch currently serves as our Chief Executive Officer, Secretary and Chairman of our Board of Directors. Whitco has no subsidiaries.

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

As of February 12, 2003, Whitco entered into the Securities Exchange Agreement with Wentworth III, Inc., pursuant to which its partners received, through an exchange of all of their partnership units and options to purchase partnership units, 2,991,368 shares of common stock, and options to purchase 808,632 shares of common stock. This transaction closed on August 27, 2003, at which time Whitco became Wentworth III, Inc.'s wholly-owned subsidiary.

Catalyst was formed under the name Wentworth III, Inc. as a "blank check" Delaware corporation in March 2001 to effect a merger, exchange of capital stock, asset acquisition or other similar business combination with an operating business which the Company believes has significant growth potential. The Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission, which became effective August 6, 2002, and the Company commenced an offering of its common stock pursuant to this effective Registration Statement. This offering closed in November 2002, raising proceeds of $50,000 from the sale of 50,000 shares of common stock. The offering was a "blank check" offering due to management's broad discretion with respect to the specific application of the net proceeds thereof. Management had sole discretion in determining which businesses to acquire, and the terms of such acquisition. The offering was subject to Rule 419 of Regulation C under the Securities Act of 1933, as amended. Rule 419 requires that offering proceeds (except for an amount up to 10% of the deposited funds) and the securities issued to investors must be deposited in an escrow account and not released until an acquisition conforming to certain specified criteria has been consummated and a sufficient number of investors reconfirm their investment in accordance with the procedures set forth in that rule.

As of February 12, 2003, we entered into a Securities Exchange Agreement with Whitco Company, L.L.P., a Texas limited liability partnership which manufactures, markets and distributes outdoor lighting poles. The Company filed a post-effective amendment to the Registration Statement with the SEC describing Whitco and its business, and included audited financial statements which, upon being declared effective by the SEC, were delivered to all investors in Wentworth's initial offering. Those investors were given the opportunity to evaluate the merits and risks of the Whitco acquisition and all investors elected to remain investors in Wentworth. On August 27, 2003, we acquired Whitco Company, LP (successor in interest as a result of the conversion of Whitco Company, L.L.P. to a limited partnership) through an exchange of all of Whitco's partnership units, and options to purchase partnership units, for 2,991,368 shares of common stock, and options to purchase 808,632 shares of common stock. Whitco became our wholly-owned subsidiary.

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

Currently, we conduct all of our business through Whitco, our wholly owned subsidiary.

Seasonality

The lighting and pole industry is seasonal in nature, as construction of the facilities or roads where the lighting structures may be placed is seasonal depending on the geographic location of the project.

Governmental and Environmental Regulations

We do not need government approval to offer our products and services. In order to comply with federal, state and local environmental laws, we expend such sums of money as is reasonably required in the ordinary course of our manufacturing business. In fiscal year ended September 30, 2004, we spent $0 on such compliance. Compliance with all such environmental laws has had a negligible impact on our business, financial condition and results of operations.

Research and Development

For the twelve months ended September 30, 2004, product development expense was $0, compared with $138,863 for the twelve months ended September 30, 2003. The decrease in product development for the comparative twelve-month period is principally attributable to ceasing further development of Whitco's sports lighting product offering.

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

WE MAY NOT BE ABLE TO RAISE SUFFICIENT CAPITAL TO SUCCESSFULLY OPERATE OR EXPAND OUR BUSINESS.

Our current and intended business operations require substantial capital expenditures. If we cannot obtain additional capital, we may have to delay or postpone acquisitions, development or research expenditures which can be expected to harm our competitive position, business operations and growth potential. Funding is expected to come through sales of products and services, equity financing, current and future vendor financing, equipment leases and bank lines of credit or loans, which may not be available on commercially reasonable terms, if at all. If sales or revenues do not meet expectations, or cost estimates for development and expansion of our business prove to be inaccurate, we will require additional funding. Changes in capital markets and the cost of capital are unpredictable. We cannot be sure that we will be able to secure additional financing on acceptable terms. Any failure to obtain such financing, or obtaining financing on terms not favorable to us, can be expected to have a material adverse effect on our business, financial condition, results of operations and future business prospects. Certain of the documents governing our existing debt and equity securities contain restrictions on our ability to raise additional capital, including, in certain circumstances, requiring the consent of the holders of our existing securities.

WE ARE NOT CURRENTLY PROFITABLE AND MAY NEVER BECOME PROFITABLE.

We expect to incur losses and negative operating cash flow for the foreseeable future, and we may never achieve or maintain profitability. Even if we succeed with our current business plan, we may never become profitable. We also expect to continue to incur operating and capital expenditures for items such as salary, inventory, shipping and other ongoing business activities.

We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability.
 We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability can be expected to have a material adverse effect on our business, financial condition, results of operations and future business prospects.

THERE COULD BE CONFLICTS OF INTEREST AMONG MANAGEMENT WHICH MAY BE ADVERSE TO YOUR INTERESTS.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders. Our officers and directors currently own approximately 46% of the outstanding common stock. Although management does not have voting control of the Company, management will continue to have day to day operating control of the Company and a large voting block of the common stock. Such influence may not necessarily be consistent with the interests of our other stockholders.

IF WE RAISE ADDITIONAL FUNDS THROUGH THE ISSUANCE OF OUR EQUITY SECURITIES, OR DETERMINE IN THE FUTURE TO REGISTER ANY COMMON STOCK, YOUR PERCENTAGE OWNERSHIP WILL BE REDUCED, YOU WILL EXPERIENCE DILUTION WHICH COULD SUBSTANTIALLY DIMINISH THE VALUE OF YOUR STOCK AND SUCH ISSUANCE MAY CONVEY RIGHTS, PREFERENCES OR PRIVILEGES SENIOR TO YOUR RIGHTS WHICH COULD SUBSTANTIALLY DIMINISH YOUR RIGHTS AND THE VALUE OF YOUR STOCK.

We may issue additional shares of common stock for various reasons and may grant additional stock options to employees, officers, directors and third parties. If we determine to register for sale to the public additional shares of common stock granted in any future financing or business combination, a material amount of dilution can be expected to cause the market price of our common stock to decline. One of the factors which generally affects the market price of publicly traded equity securities is the number of shares outstanding in relationship to assets, net worth, earnings or anticipated earnings. Furthermore, the public perception of future dilution can have the same effect even if actual dilution does not occur.

In order for us to obtain additional capital or complete a business combination, we may find it necessary to issue securities, including but not limited to any or all shares of preferred stock, conveying rights senior to those of the holders of common stock. Those rights may include voting rights, liquidation preferences and conversion rights. To the extent we convey senior rights, the value of our common stock can be expected to decline.

In addition, substantially all of our outstanding warrants and convertible debt contain "anti-dilution" protection, which are designed to provide the holders of such securities with rights to additional securities should we issue, or be deemed to issue, common stock below the exercise or conversion price of such securities, or in certain cases, below the then effective market price for the common stock. Such provisions will have the effect of further diluting existing holders of our common stock.

IF WE INCUR MORE INDEBTEDNESS, WE MAY BECOME TOO HIGHLY LEVERAGED AND WOULD BE IN RISK OF DEFAULT.

There is no contractual or regulatory limit to the amount of debt we can take on, although we intend to follow a conservative debt policy. If our policy were to change or be eliminated due to unforeseen circumstances, we could become more highly leveraged, which could adversely affect our ability to meet our obligations and we would then be in risk of default, which could have a material adverse effect on our financial condition, results of operations, business prospects and long term future viability.

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

THERE IS INTENSE COMPETITION IN THE LIGHTING INDUSTRY WHICH MAY ADVERSELY AFFECT OUR FINANCIAL CONDITION AND YOUR INVESTMENT IN OUR COMMON STOCK.

There are numerous competitors in the fields in which Whitco is currently involved and in which it intends to enter, many of which have developed product lines and established customer followings. We also expect competition to increase in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could harm our net revenue and results of operations. Whitco competes or will potentially compete with a variety of companies, many of which have operated for a longer period of time and have significantly greater financial, technical, marketing and other resources. Some of these competitors have established relationships with leading manufacturers, suppliers, wholesalers, distributors and sales representatives. These competitors include national wholesalers and national and regional distributors, some of which Whitco already has existing relationships with. Further, we face a significant competitive challenge from alliances entered into between and among our competitors, as well as from competitors created through industry consolidation. The combined resources of these partnerships or consolidated entities could pose a significant competitive challenge and could impede us in, or prevent us from, establishing relationships which would be most beneficial.

WE ARE DEPENDENT ON A FEW MANUFACTURERS TO MAKE THE TUBES REQUIRED FOR OUR POLE BUSINESS.

Our primary business is selling lighting poles in a variety of market segments. Although we own the raw material and have this year moved the majority of our manufacturing in-house, we use various manufacturers to supply our raw tubes. A significant portion of these tubes are supplied by Trans America Power Products. Although we believe we can secure other fabricators, we expect that the deterioration or cessation of either relationship would have a material adverse effect, at least temporarily, until the new relationships are satisfactorily in place.

WE SUTAINED LOSSES IN THE FISCAL YEARS ENDED SEPTEMBER 30, 2004 AND 2003.

The Company incurred a net loss for fiscal years 2004 and 2003 of ($1,532,539) and ($1,005,515). The losses were partly attributable in 2004 to significant price increases in raw materials, manufacturing inefficiencies associated with the move to in-house production, charges associated with early termination of our factoring agreement with Marquette Commercial Finance, and expenses associated with being a public company. In 2003, the losses were partly attributable to nonrecurring expenses related to the merger and preparing for the public offering which ended on May 26, 2004.

WE MAY BE SUBJECT TO LAWSUITS AS A RESULT OF THE MANUFACTURE, DESIGN AND INSTALLATION OF OUR LIGHTING POLES, WHICH COULD BE COSTLY AND DIVERT NEEDED RESOURCES AWAY FROM OPERATIONS.

We are currently involved in three legal proceedings, as described in the "Legal Proceedings" section herein. Although we do not believe any of the current lawsuits will have a material adverse effect on our business or future prospects, we face the risk of lawsuits from property owners, federal and state governments and any injured parties from accidents alleged to occur as a result of the manufacture, design or installation of the lighting poles and fixtures. Any lawsuit, even if without merit, could divert needed time, money and other resources from our business. Although we currently have property, general liability and product liability insurance in amounts we believe to be adequate, we can give no assurance such insurance will remain available at a reasonable price, if at all, or that any insurance policy would offer coverage sufficient to meet any liability arising as a result of a claim. The obligation to pay any substantial liability claim could render us insolvent and could force it to curtail or suspend operations, which would have a material adverse effect on your investment. Additionally, failure to implement and maintain a quality control program with respect to the manufacture and installation of poles could increase the risk of liability for any injury that may occur from one of our poles.

EFFORTS TO PROTECT INTELLECTUAL PROPERTY OR THE ALLEGED MISUSE OF THE INTELLECTUAL PROPERTY OF OTHERS MAY CAUSE US TO BECOME INVOLVED IN COSTLY AND LENGTHY REGULATORY PROCESSES OR LITIGATION WHICH COULD DIVERT NEEDED RESOURCES AWAY FROM OPERATIONS.

Our success depends, in part, on our ability to obtain and preserve patent, trademark and other intellectual property rights, including with respect to the software created in connection with our business, services, products and the pole designs they create. The process of seeking trademark and patent protection and defending claims is time consuming and expensive and no assurances can be given that (i) patents or trademarks will actually be issued, (ii) new patents will be sufficient in scope to provide meaningful protection or any commercial advantage or (iii) others will not independently develop similar products or design around any patents we may obtain. If we fail to protect intellectual property from infringement, other companies may offer competitive products. Additionally, we may have to defend ourselves against claims we infringe the intellectual property rights of others. Protection of our intellectual property, and defense of our own products and services, could result in costly and lengthy litigation, diverting resources which would otherwise be dedicated to managing the business.

WE MAY NEED TO EXPEND TIME AND FINANCIAL RESOURCES TO LEARN AND COMPETE IN THOSE PARTS OF THE INDUSTRY WHICH WE INTEND TO ENTER FOR THE FIRST TIME WHICH COULD DIVERT NEEDED RESOURCES AWAY FROM OPERATIONS.

Our current business strategy contemplates entering parts of the lighting industry in which we have not previously competed, through either acquisitions of current participants in those markets or in-house development of such capabilities. Although these segments of the market are directly related to the current market in which we compete, we expect to take time and financial resources to learn the nuances of these segments, as well as to execute on the business plan and integrate these new parts of the business into our existing business. Any failure in these new markets or failure to successfully integrate them into our existing business could be expected to have a material adverse effect on our financial condition, results of operations and future prospects.

WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE ACQUIRED BUSINESSES, IF ANY, WHICH COULD RESULT IN A DECREASE IN OUR CASH RESOURCES AND ULTIMATELY LEAD TO INCREASES IN ACCOUNTS RECEIVABLE WRITE-OFFS.

Although we are continuously seeking out possible acquisition candidates, the Company has not completed an acquisition to date. Once a candidate is found and an acquisition completed, we anticipate that our acquisition strategy will result in a labor-intensive process to integrate new businesses into our existing business. This can shift focus away from our existing business. The successful integration of an acquired business is also dependent on the size of the acquired business, the complexity of system conversions, the resolution of disputes regarding multiple sales representatives in a given geographic area and management's execution of the integration plan. If we are not successful in integrating acquired businesses, our results may be adversely affected.

A SLOWDOWN IN THE CONSTRUCTION CYCLE OR ANY REDUCTION IN THE INFRASTRUCTURE NEEDS OF FEDERAL, STATE AND LOCAL GOVERNMENTS COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR BUSINESS AND RESULTS OF OPERATIONS.

Our primary market segments include sports arenas, area lighting, such as parking lot lighting for shopping malls and apartment complexes, high mast lighting and roadway lighting. In the private sector, we are dependent on the construction industry to continue building the arenas and other complexes which require lighting poles. With regard to roadway lighting, we are dependent on the needs and financial health of federal, state and local governments. Both the private and public sectors are highly dependent on general economic conditions. Accordingly, any reduction in the construction cycle, dip in the economy or deterioration of the financial health of the federal and state governments could be expected to have a material adverse effect on our business and financial condition.

WE ARE DEPENDENT ON THE PRICE OF STEEL AND PRICE INCREASES COULD HAVE AN IMPACT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Because we make the majority of our lighting poles out of steel, our profit margins are dependent on the price of the raw steel tubes purchased from time to time. We have no impact on or ability to control or otherwise manage the price we pay for raw steel. The major steel purchasers could either mark prices down, which could result in decreased revenues for us as we pass the savings on to customers, or cause an increase in prices, which could also reduce our profit margin if it is determined that customers would rather delay their purchases than pay higher prices or if customers purchase poles from a cheaper source. The Company experienced such an increase in fiscal year 2004 which had a material impact on gross profit. Although we could buy more steel when prices are low and less when prices are high, such a strategy could lead to either excess inventory, which would lead to increased fabrication and storage costs, or insufficient inventory.

THE EXISTENCE OF OUTSTANDING OPTIONS AND WARRANTS MAY HARM OUR ABILITY TO OBTAIN ADDITIONAL FINANCING AND THEIR EXERCISE WILL RESULT IN DILUTION TO YOUR INTERESTS.

We have outstanding (a) 644,100 warrants outstanding to purchase an aggregate of 644,100 shares of common stock and (b) incentive options to purchase 843,632 shares of common stock, with 630,519 of such options currently vested. Additionally, our option plan reserves an additional 656,368 shares for future issuance. While these warrants and options are outstanding, our ability to obtain future financing may be harmed. Upon exercise of these options and warrants, dilution to your ownership interests will occur as the number of common shares outstanding increases.

RELIANCE UPON THIRD-PARTY SUPPLIERS FOR COMPONENTS AND RAW MATERIALS MAY PLACE US AT RISK OF INTERRUPTION OF SUPPLY OR INCREASE IN COSTS.

We rely on third-party suppliers for the component parts used in the manufacturing process and we do not have any long-term supply agreements. We run the risk of supplier price increases and component shortages. Additionally, competition for materials in short supply can be intense, and we may not be able to compete effectively against other purchasers who have higher volume requirements or more established vendor relationships. Even if suppliers have adequate supplies of components, they may be unreliable in meeting delivery schedules, experience their own financial difficulties, provide components of inadequate quality or provide them at prices which reduce our profit. Any problems with our third-party suppliers can be expected to have a material adverse effect on our financial condition, business, results of operations and continued growth prospects.

MANUFACTURING OPERATIONS INVOLVE INVENTORY RISK.

Our manufacturing projects involve a substantial amount of resources and inventory risk. We may have to expend resources for parts, manufacturing, inventory and warehousing prior to payment for these services. In light of normal business risks to our customers, there can be no guarantee that we will receive payment in full for these expenditures. Additionally, pricing changes could adversely impact our selling price, gross margins and operating results.

BECAUSE OF THE MANY VARIABLES OF THE MANUFACTURING INDUSTRY, THERE CAN BE NO ASSURANCE THAT WE CAN SUCCESSFULLY EXECUTE OUR BUSINESS PLAN.

Our business plan includes a number of inherent execution risks. As manufacturers of lighting poles and accessories, we run the risk of, among other things, failing to provide products or providing inadequate products. Because our business requires substantial fixed assets, we will not be profitable if we do not realize sufficient revenue growth to make maximum use of our capacity. The continued success of our business will depend upon our ability to deliver quality products as a value-added partner. In order to do this effectively, we must hire, train and expand our qualified engineering and technical staff. Failure to realize some or all of our business objectives can be expected to have a material adverse impact on our financial condition and continued viability.

ONGOING SUCCESS AND ABILITY TO COMPETE DEPEND UPON RETENTION OF KEY PERSONNEL.

Our future success depends on the continued services of our executive staff, as well as our key engineering, technical, sales and support personnel. These individuals have critical industry experience and relationships upon which we rely. The loss of services of any of our key personnel could divert time and resources, delay the development of our business and negatively affect our ability to sell our services or execute our business. Such problems might be expected to have a material adverse impact on our financial condition, results of current operations and future business prospects.

FAILURE TO EXECUTE ON OUR ACQUISITION AND NEW MARKET STRATEGY MAY HAVE AN IMPACT ON OUR ABILITY TO REMAIN A PUBLICLY TRADED COMPANY.

Part of our business strategy involves growth either through acquiring companies in complementary areas of the lighting industry or entering directly into those markets ourselves. In either event, this requires a substantial expenditure of time, money and other valuable resources. Not only does this take resources away from our current business, but there is the chance that our strategy will not ultimately be successful. In such event, it is likely the continued costs associated with being a public reporting company will outweigh the anticipated organic growth of our current business, which could result in our being delisted, going private or seeking a sale of the company.

THERE IS, AT PRESENT, ONLY A LIMITED MARKET FOR OUR COMMON STOCK AND THERE CAN BE NO ASSURANCE THIS MARKET WILL CONTINUE.

Our common stock is traded on the OTC Bulletin Board. Trades are subject to Rule 15g-9 of the Securities and Exchange Commission, which imposes certain requirements on broker-dealers who sell securities to persons other than established customers and accredited investors. For transactions covered by this rule, broker-dealers must make a special suitability determination for purchasers of the securities and receive the purchaser's written agreement to the transaction prior to sale. The SEC also has rules that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks generally are equity securities with a price per share of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security are provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. These disclosure requirements have the effect of reducing the level of trading activity in the secondary market for our common stock. As a result of these rules, investors may find selling their shares to be complex and time consuming.

THE VALUE OF THE COMMON STOCK MAY BE DIMINISHED BY THE ISSUANCE OF PREFERRED STOCK.

Our Board of Directors is authorized by our certificate of incorporation to designate and issue up to 10,000,000 shares of one or more series of preferred stock, which will have such designations, rights and preferences as may be determined from time to time by the Board. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of the common stock. The preferred stock could be utilized to discourage, delay or prevent a change in control. Although we have no present intention to issue any shares of preferred stock, there can be no assurance we will not do so in the future.

OUR CURRENT CASH FLOW MAY NOT BE SUFFICIENT TO CONTINUE BUSINESS OPERATIONS THROUGH THE END OF THE FISCAL YEAR, SEPTEMBER 30, 2005.

Due in part to our failure thus far to raise the minimum amount in our private placement which began in October, 2004, as well as the expenses associated with being a public, reporting company, our current cash flow is very limited and may not be sufficient to continue business operations beyond September 30, 2005. Should sales in the coming quarter not meet our expectations, this time period could be compressed due to lack of sufficient cash flow to sustain operations. While we hope to raise additional funds in the near future, and have reduced expenses from prior levels, there can be no assurances that we can get revenues to exceed our expenses in the next six to nine months. In such event, we will be forced to scale back our operations, curtail future acquisition activity and/or seek a sale of the company.

ITEM 2. DESCRIPTION OF PROPERTY

We entered into a five year lease with BMF, LLC on December 31, 2003 to lease approximately 38,171 square feet of office and manufacturing space at 7700 Wyatt Drive, Fort Worth, Texas. These facilities serve as our corporate headquarters, operations center, and manufacturing site. The rent is payable in monthly installments at $10,338 and the term expires on November 30, 2008. The lease includes a one-time right to terminate the lease in June of 2006. A termination fee, equal to the unamortized portion of certain allowances given to us for improvements to the property, is payable upon exercising the termination clause. The allowances totaled $22,500.

We believe our current physical facilities to be in satisfactory condition and will be sufficient to accommodate all of our business needs through at least fiscal year end 2005.

We currently do not have, nor do we anticipate making, any investments in real estate, mortgages or real estate related securities in the foreseeable future. In the event we determine to make such an investment, or adopt a policy relating thereto, there is a chance it would be done without a vote of our security holders.

It is not our policy to acquire assets primarily for possible capital gain or primarily for income.

ITEM 3. LEGAL PROCEEDINGS

During the year ended September 30, 2004, there were three legal proceedings to which we became a party or to which any of our assets or properties were subject.

On April 28, 2004, FWT, Inc. sued the Company for breach of contract and attorney's fees. The lawsuit relates to an unpaid purchase order in the amount of $30,609.00 which is disputed by the Company. The Company filed an answer on June 8, 2004 and in addition to denying liability to FWT, the Company asserted claims for breach of contract and negligence against a third party, Double R Transport and Farms, Inc. ("Double R"). The Company has reached an agreement in principle to settle its claims against Double R and it intends to vigorously defend itself against FWT's claims.

The second matter was an Application for Mechanic's and Materialman's Lien; Demand for Payment; Notice of Mechanic's and Materialman's Lien and Demand for Payment filed in the Circuit Court of the Third Circuit, State of Hawaii filed June 4, 2004 (the "Application"). This application was filed by GE Sports Lighting Systems, LLP ("GE") against Whitco and Kamehameha Schools/Bernice Pauahi Bishop Estate (the "Estate"), Hawaiian Dredging/Kajima and Does 1-50. GE is a contractor of a project to build sports complexes at two different schools on property owned by the Estate and hired us to provide lighting poles for the project. GE claims it is owed $313,385. Although it is not expressly stated in the Application, based on subsequent discussions with all parties, it appears the Estate withheld payment from GE due to the installation of the lighting poles using bolts that were different from those originally ordered. We proposed a fix which was approved in writing by both GE and the Estate. We then implemented this fix and have received verbal approval of such fix from all parties, including an independent architect hired by the Estate. Although the next appearance before the court on the Application is currently scheduled for January 12, 2005, we have been notified verbally that once all written approvals have been received by GE, the Application will be withdrawn.

On September 27, 2004, the Trustee for the Warren Electric Group, Ltd. bankruptcy estate sued the Company for recovery of $17,250.00 allegedly paid to the Company in the 90 days prior to Warren Electric's bankruptcy. The Company's answer date is November 22, 2004 and the Company intends to vigorously defend itself against this claim.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is currently quoted on the National Quotation Bureau's Over-the-Counter Electronic Bulletin Board under the symbol "CYSL.OB." Our Common Stock began trading on the OTC Bulletin Board on June 28, 2004. Set forth below are the range of high and low bid quotations for the periods indicated as reported by the OTC Bulletin Board. The market quotations reflect interdealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

                           Quarter Ending           High          Low
                           06/30/04                 $3.00         $2.75
                           09/30/04                 $2.85         $2.65

Holders of our common stock are entitled to receive dividends as may be declared by our Board of Directors and, in the event of liquidation, to share pro rata in any distribution of assets after payment of liabilities. The Board of Directors is not obligated to declare a dividend. We have not paid any dividends and do not have any current plans to pay any dividends. Our relationship with Laurus Master Funds, Ltd. restricts our ability to pay dividends. In addition, the terms of such indebtedness prevents Whitco from paying dividends to Catalyst, which has the effect of precluding us from paying dividends with respect to the common stock.

  Equity Compensation Plan Information

-----------------------------------------------------------------------
  PLAN CATEGORY    NUMBER OF          WEIGHTED-AVERAGE  NUMBER OF
                   SECURITIES TO BE   EXERCISE PRICE OF SECURITIES
                   ISSUED UPON        OUTSTANDING       REMAINING
                   EXERCISE OF        OPTIONS, WARRANTS AVAILABLE FOR
                   OUTSTANDING        AND RIGHTS        FUTURE ISSUANCE
                   OPTIONS, WARRANTS                    UNDER EQUITY
                   AND RIGHTS                           COMPENSATION
                                                        PLANS (EXCLUDING
                                                        SECURITIES
                                                        REFLECTED IN
                                                        COLUMN (A))

                       (A)                 (B)             (C)

-----------------------------------------------------------------------
EQUITY
COMPENSATION
PLANS APPROVED BY
SECURITY HOLDERS

2003 Stock Option Plan    843,632          $.70            656,368
-----------------------------------------------------------------------
EQUITY
COMPENSATION
PLANS NOT
APPROVED BY
SECURITY HOLDERS
                            7,100 (1)      $3.125
                          165,000 (2)      $2.485
                          472,000 (3)      $3.00
-----------------------------------------------------------------------
TOTAL                   1,487,732          $1.639          656,368

(1) In connection with our registered public offering, one placement agent was issued 7,100 warrants to purchase 7,100 shares of our common stock at a price of $3.125 per share.

(2) On August 6, 2003, Whitco Company LLP received a bridge loan of $250,000 from Keating Reverse Merger Fund. In consideration for the note, and upon consummation of Whitco's share exchange with us, we issued warrants for the purchase of up to 125,000 shares of our common stock at a price of $2.00 per warrant share. On August 22, 2004, in consideration for extending the due date on the note to December 31, 2004, we issued an additional 40,000 warrants for purchase of our common stock at a price of $4.00 per share.

(3) On September 30, 2004, the Company completed a $5 million financing facility with Laurus Master Fund, Ltd., a New York City based institutional fund. In connection with this financing the Company issued 472,000 warrants for purchase of our common stock at a price of $3.00 per share to Laurus Master Fund, Ltd.

As of September 30, 2004, and in accordance with our 2003 Stock Option Plan, there were incentive options outstanding to purchase 843,632 shares of common stock, with 630,519 of such options currently vested. Twenty percent (20%) of the non-vested options vest on each anniversary date of the option grant. The holders of these options, their positions and the number of options held by each, are as follows:

Name               Title                       # Options Issued  Weighted
                                                                 Average
                                                                 Exercise Price

Henry Glover       President/CEO (of Whitco)          250,222           $0.86
Kevin B. Medlin    Former Vice President Sales         98,279           $0.86
Thomas Lach        Vice President Engineering          98,279           $0.86
Ben Mosqueda       Manager Quotations/Drafting         11,727           $0.86
Kip Pritchard      Vice President                     350,125           $0.30
Brady Basil        Chief Financial Officer             20,000           $2.50
Larry Richardson   National Sales Manager              15,000           $2.50

Total                                                 843,632

Additionally, our option plan reserves an additional 656,368 shares available for future issuance.

As of September 30, 2004, there were approximately 71 holders of record of our common stock, and there were a total of 3,756,051 shares of our common stock, par value $0.01 per share, outstanding.

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

RECENT SALES OF UNREGISTERED SECURITIES

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

PARTNERSHIP UNITS ISSUED:

Name                                             Total Purchase     Partner Units     Equivalent
                                                     Amount           Purchased      Common Shares
---------------------------------------------------------------------------------------------------
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

Subordinated Debt Issued:

Name                                                 Total       Expiration Date    Interest Rate
-------------------------------------------- ------------------------------------------------------------------
Larry D. Doskocil, Trustee of the Larry
D. Doskocil Living Trust UAD February
20, 1986, as amended                                 $250,000      May 1, 2004            15%
                                                      $20,000      May 1, 2007            15%

James K. "Kip" Pritchard                             $150,000      May 1, 2007            15%

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

Name                          Total Purchase     Partner Units    Equivalent
                                  Amount         Purchased        Common Shares
--------------------------------------------------------------------------------
Celestine C. Depenbusch            $50,000           7.56             25,330

Larry D. Doskocil, Trustee of
the Larry D. Doskocil Living
Trust UAD February 20,
1986, as amended                  $250,000          37.78            126,581

Dennis H. Depenbusch
and Darcilyn H. Depenbusch
as co-trustees, or their
successors in trust, of the
Dennis H. Depenbusch
Revocable Trust,
dated December 21, 1998            $75,000          11.48             38,462

CATALYST LIGHTING GROUP, INC. (formerly known as Wentworth III, Inc.)

The Company was formed as a Delaware corporation in March 2001 as a "blank check" company to effect a merger, exchange of capital stock, asset acquisition or other similar business combination with an operating business which the Company believes has significant growth potential. The Company filed the Registration Statement with the Commission, which became effective August 6, 2002, and the Company commenced the Offering, which closed in November 2002, raising proceeds of $50,000 from the sale of 50,000 shares of common stock. The Offering was a "blank check" offering due to management's broad discretion with respect to the specific application of the net proceeds thereof. Management had sole discretion in determining which businesses to acquire, and the terms of such acquisition. The Offering was subject to Rule 419 under the Securities Act. Rule 419 requires that offering proceeds (except for an amount up to 10% of the deposited funds) and the securities issued to investors must be deposited in an escrow account and not released until an acquisition conforming to certain specified criteria has been consummated and a sufficient number of investors reconfirm their investment in accordance with the procedures set forth in that rule.

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

Partner                                         Partnership Units               Number of Shares of
-------                                         -----------------               -------------------
                                                                                Wentworth Common Stock
                                                                                ----------------------
                                                                                received at closing
                                                                                -------------------
Dennis H. Depenbusch                                  1                                 3,350

June M. Ochsner Revocable Trust                       33.33                             111,671

Larry D. Doskocil Living Trust                        204.45                            685,004

Celestine C. Depenbusch                               140.89                            472,048

John M. and Jacqueline N.
Middlekamp, JTWROS                                    33.33                             111,671

Dennis H. Depenbusch
Revocable Trust                                       479.82                            1,607,624

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

                                             Vesting
                                             Partnership Units
                    Issue                    Granted Pursuant       Price Per
Name                Date         Period      to Option              Unit
--------------      --------     -------     --------------------   ------
Kip Pritchard       6/30/00      0           105                    $ 1,000
Tom Lach            10/30/00     5 years     22                     $ 2,913
Kevin Medlin        10/1/01      5 years     22                     $ 2,916
Henry Glover        1/1/02       0 years     57                     $ 2,916
Henry Glover        12/31/02     0 years     17.5                   $ 2,890
Tom Lach            12/31/02     0 years     7                      $ 2,890
Kevin Medlin        12/31/02     0 years     7                      $ 2,890
Ben Mosqueda        12/31/02     0 years     3.5                    $ 2,890

The options listed above were converted into 10 year options to purchase shares of Catalyst. There are 843,632 options issued through September 30, 2004. Vested options currently total 630,519 shares. Twenty percent (20%) of the non-vested options vest on each anniversary date of the option grant. The holders of these options, their position in the Company and the number of options held by each, are as follows:

Name                Title                    # Options Issued   Weighted Average
                                                                Exercise Price

Henry Glover        President                    250,222            $0.86
Kevin B. Medlin     Vice President Sales          98,279            $0.86
Thomas Lach         Vice President Engineering    98,279            $0.86
Ben Mosqueda        Manager Quotations/Drafting   11,727            $0.86
Kip Pritchard       Vice President               350,125            $0.30
Brady Basil         Chief Financial Officer       20,000            $2.50
Larry Richardson    National Sales Manager        15,000            $2.50

Total                                            843,632

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

On September 30, 2004, we authorized the sale to Laurus Master Fund, Ltd. ("Laurus") of (1) a Secured Convertible Term Note in the principal amount of two million dollars ($2,000,000), which is convertible into our common stock at an initial fixed conversion price of $2.66 per share (the "Term Note") and (2) a Secured Revolving Note (the "Revolving Note") and a Secured Convertible Minimum Borrowing Note (together with the Revolving Note, the "AR Notes") in the aggregate principal amount of up to three million dollars ($3,000,000), which are convertible into our common stock at an initial fixed conversion price of $2.66 per share. Laurus also acquired a Common Stock Purchase Warrant for the purchase of up to 472,000 shares of our common stock, exercisable until September 30, 2009 at a price of $3.00 per share (the "Warrant"). The Term Note and AR Notes (collectively, the "Notes") mature on September 30, 2007 and are secured by a first priority lien on all of our collateral, including inventory, accounts receivable, raw materials and all of its ownership interests in Whitco. The Notes accrue interest at a rate per annum equal to the "prime rate" published in The Wall Street Journal from time to time, plus two percent (2%), but shall in no event be less than six percent (6%) per annum. We also granted registration rights with respect to all shares of Common Stock underlying the Notes and Warrant. Closing and funding occurred on September 30, 2004.

The $2,000,000 payment for the Term Note was placed into an escrow account solely controlled by Laurus (the "Escrow Account"). We may request that Laurus release all or any portion of the amounts contained in the Escrow Account following, or in connection with, the consummation of an acquisition, joint venture or capital investment (a "Transaction") by us or any of our subsidiaries. Such a release is subject to Laurus' evaluation of all factors it considers, in its sole discretion, relevant at the time of such requested release, including its determination of (i) the relative benefit of such Transaction to the Company and its subsidiaries and (ii) the overall performance (financial or otherwise) of the Company and its subsidiaries at such time. Laurus is under no obligation to release any amounts and the release of such amounts is in Laurus' sole and absolute discretion.

The AR Notes were granted pursuant to an accounts receivable and inventory financing line, a portion of which was used to pay off the Company's prior accounts receivable lines with Marquette Commercial Finance, Inc. and Capital Growth Asset Based Bridge Loan Fund II. Further advances of funds are based on eligible accounts, as determined by Laurus in its sole discretion. Copies of the Securities Purchase Agreement, Security Agreement, the Notes, the Warrant, the Master Security Agreement and Registration Rights Agreement were filed as exhibits to the Form 8-K filed by us with respect to the Transaction.

Keating Investments was the investment advisor for the reverse merger and received an investment banking fee in common stock of 70,000, which was due upon the Company's common stock trading on the Over-the-Counter Bulletin Board. The stock began trading on June 26, 2004. An individual employed by Keating Investments also received 20,000 shares for services rendered.

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

Based on the above transactions, we have provided management's discussion and analysis of financial condition and results of operations for Whitco for the year ending September 30, 2004 and 2003 and for Catalyst Lighting Group, Inc., from the date of acquisition, August 27, 2003. For financial statement purposes, this transaction has been treated as a reverse merger, whereby Whitco LP is considered the acquiring company.

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

Impact of Recently Issued Accounting Pronouncements -  None

Year ended September 30, 2004 compared to the year ended September 30, 2003

We are now at a critical inflection point in our business development. First, we are poised to benefit from the investments we have made in our organic business. Secondly, we now have publicly traded stock, which we hope to use to partially fund a series of acquisitions in order to realize our final primary strategic objective. Because of the significant investments we have made in our distribution network, we believe we can now leverage that network by acquiring small niche-technology fixture and accessory businesses and introducing those products into our existing distribution channel. This would be expected to benefit the Company immediately in two ways. First, we will be able to increase sales of new products by virtue of the fact that we believe our distribution network appears to be better developed (both in scale as well as technology) than the ones used by the companies we seek to acquire. Secondly, the added product offerings may help us gain additional consideration with our lighting agency and OEM customers. We believe having specialty products on our Web site and catalogue not only differentiates us from competitors, but also increases the likelihood that customers will place additional orders for more commodity product at the time of purchase of the specialty product.

We have been reviewing business acquisition and alliance opportunities, which is intended to be our primary vehicle for creating long-term growth for investors. Our "opportunistic" growth strategy is targeted to specific candidates in the outdoor lighting (primarily fixtures and accessories) or pole structure industry. More specifically, we intend to focus initially on small, privately owned companies in the $1 million to $15 million revenue range with positive earnings on a stand alone basis or with the ability to be positive immediately after acquisition through operating efficiencies. In all cases, we anticipate these acquisitions will be accretive to earnings immediately. As a rule of thumb, we expect we will be able to purchase businesses at multiples of 3x to 6x EBITDA. Without significant incremental expenditure, it is anticipated that annual revenue of the target companies can be increased in the near future by introducing the new products into our existing distribution channels.

We have benefited from having our own manufacturing facility, as we were recently awarded a contract for the production of straight square steel poles for distribution through one of the top five OEM lighting fixture manufacturers in the country. The contract, although currently valued at less than $1 million per year in revenue, could become more lucrative for additional pole business, as the OEM considers outsourcing more of its pole production.

Over the past four years, management has invested heavily in the first three initiatives and also incurred significant expenses by going public. The Company grew revenues by 30% and 14% in fiscal years 2002 and 2003, respectively, compared to increases of 6% and 8% by Valmont Industries, the industry leader in outdoor lighting poles. For the year ended September 30, 2004, the Company grew revenues by 4 %, compared to the year ended September 30, 2003. With adequate working capital, the Company believes it has the strategy in place to exact future market share gains.

Our strategy has been further enhanced by the commitment of approximately $2 million restricted cash investment by Laurus Master Fund Ltd. to finance mergers, joint ventures or other strategic business alliances as the need arises. This investment not only has provided a restricted cash investment of approximately $2 million, but also provided an additional $3 million revolving line of credit at a floor rate of 6%.

The table below was adjusted for pro forma taxes, for periods before the twelve months ending September 30, 2003, as if Whitco, the fully owned subsidiary of Catalyst Lighting Group, Inc., was a C-corporation for state and federal tax purposes.

                                                 12 Months          12 Months
                                                   Ended              Ended
                                                 9/30/2004          9/30/2003

Sales                                          $ 16,358,303        $ 15,758,570
--------------------------------------------------------------------------------
Cost of Sales                                  $ 11,695,063        $ 10,834,944
--------------------------------------------------------------------------------
Gross margin on Sales                          $  4,663,240        $  4,923,626
--------------------------------------------------------------------------------
General Selling and
 Administrative Expenses                       $  5,895,194        $  4,934,542
--------------------------------------------------------------------------------
Loss from Operations                           $ (1,231,954)       $    (10,916)
--------------------------------------------------------------------------------
Reverse Merger Expense                         $         --        $    606,621
--------------------------------------------------------------------------------
Interest Expense                               $    361,719        $    326,844
--------------------------------------------------------------------------------
Loss Before Taxes and
 Pro Forma Income Taxes                        $ (1,593,673)       $   (944,381)
--------------------------------------------------------------------------------
Provision for (Benift From)
 Taxes                                         $    (61,134)       $     61,134

Loss Before Pro Forma
 Taxes                                         $ (1,532,539)       $ (1,005,515)

Pro Forma Income Taxes                         $         --        $   (214,000)
--------------------------------------------------------------------------------
Pro Forma Net Loss                             $ (1,532,539)       $   (791,515)
--------------------------------------------------------------------------------

Revenue. For the twelve months ended September 30, 2004, the recognized revenue was $16,358,303. For the twelve months ended September 30, 2003, the recognized revenue was $15,758,571. Cost of goods sold in the twelve months ended September 30, 2004 was $11,695,063, which generated a gross margin of 28.5%, versus 31.2% for the twelve months ended September 30, 2003. Excluding commissions from sales (See table below), the increase in revenue can be attributed to an $820,059 (15.9%) increase in steel area lighting poles, and a $441,213 (64.3%) increase in aluminum sales. These increases were partially offset by a $446,425 (23.7%) decrease in sales to an OEM customer, a $147,267 (21.2%) decrease in highmast lighting pole sales, and a $265,539 (6.4%) decrease in sports lighting pole sales.

Our agents have the ability to sell our products at or above the base price of our products, and our commission structure pays agents 100% of the overage above our base price. The table below itemizes commission revenue generated from the 100% overage and revenue generated from our base price.

                                      For the 12 Months Ended September 30,

                                   2004                            2003
                             ------------------             -------------------

Base Price Revenue                  13,490,210                      13,200,725

Commission Revenue                   2,868,092                       2,557,846

                             ------------------             -------------------
Gross Sales                         16,358,302                      15,758,571
                             ==================             ===================

General, selling, and administrative expense (GSA expenses). For the twelve months ended September 30, 2004, GSA expense totaled $5,895,194, compared to $4,934,542 for the twelve months ended September 30, 2003. The increase in GSA expense resulted from the increase in commission expenses paid, Salaries, wages, and labor related expenses, bad debt expense, warranty expense, bank charges, investment advisor expenses, and investor relations expense as described below.

Commission expense. For the twelve months ended September 30, 2004, commission expense totaled $2,868,092, compared to $2,557,846 for the twelve months ended September 30, 2003. The increase in commissions is the result of an increase in total revenues as compared to the previous comparative period.

Salaries, wages, and labor related. For the twelve months ended September 30, 2004, salaries, wages, and labor related expenses totaled $1,428,614, compared to $1,328,666 for the twelve months ended September 30, 2003. The increase in salaries and wages can be attributed to additional personnel hired during the third and fourth quarter of fiscal year 2003. The expenses associated with the additional personnel had a more significant impact on fiscal year 2004 as the Company incurred a full year of salary, wages, and benefits.

Bad debt expense. For the twelve months ended September 30, 2004, bad debt expense totaled $87,189, compared to $606 for the twelve months ended September 30, 2004. The increase in bad debt expense is the result of an increase in total revenues as compared to the previous comparative period and an increase in actual uncollectible accounts during the period.

Warranty expense. For the twelve months ended September 30, 2004, warranty expense totaled $136,272, compared to $85,395 for the twelve months ended September 30, 2004. The increase in warranty expense is the result of an increase in total revenues as compared to the previous comparative period, an increase in actual warranty work related to defective product produced by an outsourced manufacturer, and approximately $25,000 in field work for an individual job to correct a shipping error.

Bank Charges. For the twelve months ended September 30, 2004, bank charges totaled $226,166, compared with $27,856 for the twelve months ended September 30, 2003. The increases in bank charges for the comparative periods reflects charges associated with loan financing fees and the early termination of one of our loan agreements.

Investment advisor expenses. For the twelve months ended September 30, 2004, investment advisor expenses totaled $199,500, compared with $0 for the twelve months ended September 30, 2003. Keating Investments was the investment advisor for the reverse merger and received an investment banking fee in common stock of 70,000, which was due upon the Company's common stock trading on the Over-the-Counter Bulletin Board. The stock began trading on June 26, 2004.

Investor relations expense. For the twelve months ended September 30, 2004, investor relations expense totaled $95,126, compared with $254 for the twelve months ended September 30, 2003. The increases in investor relations expense for the comparative periods are related to the registered offering and the transition to a publicly traded company.

Interest expense. Interest expense for the twelve months ended September 30, 2004 was $361,719, compared with $326,844 for the twelve months ended September 30, 2003. The increase in interest expense for the comparative periods reflect the increase in both the operating credit line as well as an increase in interest rate associated with the factoring agreement between the Company and Marquette Commercial Finance.

Other expense. For the twelve months ended September 30, 2004 Catalyst Lighting Group incurred $0 in expense associated with the merger compared to $606,621 for the twelve months ended September 30, 2003. The Company recognized a $17,768 loss for disposal of fixed assets during the twelve months ended September 30, 2003.

Liquidity and Capital Resources

At September 30, 2004, Catalyst Lighting Group's working capital was $130,269, which represented an increase in working capital of $1,003,919 over September 30, 2003. Working capital account changes include an increase in cash from $96,591 at September 30, 2003 to $501,429 at September 30, 2004, an increase in inventory from $1,311,130 at September 30, 2003 to $1,739,803 at September 30, 2004, a decrease in revolving note payable from $2,072,522 at September 30, 2003 to $0 at September 30, 2004, and a decrease in accrued liabilities from $806,936 at September 30, 2003 to $649,966 at September 30, 2004. Other account changes include a decrease accounts receivable of $796,272, a decrease in deferred tax asset of $47,699, an increase in accounts payable of $383,757, an increase current maturities of long-term debt of $838,155, and an increase in pre-paid expenses of $6,799. The increase in payables and inventory was partially attributed to increased raw material cost for delivery of product in 2004. The changes in accrued liabilities and pre-paid expenses are related to normal timing of the different category of accounts through this year. The increase in the working capital is primarily the result of the $2,573,457 transition of the revolving note payable to a long term liability. This was partially offset by a net loss of $1,532,539 for the year ended September 30, 2004.

The Company is also seeking to increase both cash flow and profitability by growing sales internally as well as through acquisitions. If the Company does not raise additional equity capital sufficient to provide for positive working capital and is unable to return in the near term to profitability, it may be required to curtail future operations and/or liquidate assets or enter into credit arrangements on less than favorable terms than would normally be expected, to provide for future liquidity.

Cash used in operations for the years ended September 30, 2004 and 2003 was ($594,014) and ($897,521), respectively. The cash used by operations for the twelve months ended September 30, 2004 resulted primarily from a loss of $1,532,539 and an increase in inventories of $428,674. This was partially offset by a decrease in trade receivables of $796,271, an increase in accounts payable of $383,759, and common stock issued for services of $311,169.

Cash provided by (used in) investing activities for years ended September 30, 2004 and 2003, was ($2,013,690) and $16,260, respectively. This was primarily a result of the addition of $1,927,990 of restricted cash for the period ending September 30, 2004 and the purchases of property and equipment for both periods.

Cash provided by financing activities for the years ended September 30, 2004 and 2003 was $3,012,544 and $977,852, respectively. For the twelve months ended September 30, 2004 there was an increase in revolving notes payable of $259,091, proceeds from issuance of long-term debt of $1,928,000, proceeds from long-term revolving payable of $408,887, and common stock issuance of $567,849. Payments on notes payable were ($151,283). For the twelve months ended September 30, 2003 there was an increase in revolving notes payable of $985,497 and payments on notes payable of $7,645.

Material cash requirements for the next twelve months not in the ordinary course of business relate to the securities offering described herein. Regarding repayment of debt, over the next 12 months Whitco's current maturities of long term debt as of September 30, 2004 is $1,362,289, consisting of subordinated debt. For the next 12 months, one $250,000 payment is due on January 6, 2004, one $142,850 was due on June 30, 2004, one $217,850 payment is due on June 30, 2005, and one $700,000 payment is due on July 31, 2005, while the rest is spread evenly over the entire year. Whitco and the Company intend to fund future payments on these obligations through operational cash flow, further utilization of its existing credit facility, and adding additional sub-debt. The Company is also pursuing additional equity through a private placement offering of units, each units consisting of one share of common stock and one five year warrant to purchase one share of common stock for $3.00.

On September 30, 2004, the company entered into a financing arrangement with an entity (the "entity") which included (1) a Secured Convertible Term Note in the principal amount of two million dollars ($2,000,000), (the "Term Note") and (2) a Secured Revolving Note (the "Revolving Note") and a Secured Convertible Minimum Borrowing Note (together with the Revolving Note, the "AR Notes") in the aggregate principal amount of up to three million dollars ($3,000,000).

SUBSEQUENT EVENTS:

On December 3, 2004, the terms of the Notes with Laurus were amended such that Catalyst received an advance on $600,000 of the funds agreed to be advanced pursuant to the Notes in exchange for lowering the fixed conversion price of the Notes from $2.66 per share to $1.50 per share. Additionally, Laurus also acquired an additional Common Stock Purchase Warrant for the purchase of up to 100,000 shares of Common Stock, exercisable until December 3, 2009 at a price of $3.00 per share.

On October 12, 2004, the Company commenced a private placement offering of up to 2,666,667 units at $1.50 per unit, each unit consisting of one share of Catalyst common stock and one five year warrant to purchase Catalyst common stock at an exercise price of $3.00 per share. This offering was extended through January 24, 2005. To date, we have sold $50,000 worth of units. The 33,333 shares of common stock issued and the 33,333 shares of common stock underlying the warrants issued, as well as the 3,333 shares of common stock underlying the warrant issued to the placement agent, are all being registered hereunder.

The Company intends to utilize any proceeds of the private placement to fund the retirement of a significant portion of its subordinated debt, to finance the growth of the Company's business expansion, including by way of acquisitions, fund product development and general working capital. In connection with the private placement, the Company has agreed, subject to certain terms and conditions, to file a registration statement under the Securities Act covering the resale of all Company common stock sold in the offering, as well as all common stock issuable to any placement agents utilized in connection with the offering.

The Units are expected to be issued to accredited investors under an exemption from the registration requirements of the Securities Act, and any purchasers would be prohibited from offering or selling the securities purchased in the offering in the absence of an effective registration statement or an applicable exemption from registration requirements.

The Company has engaged Keating Securities, LLC and the Seidler Companies, Inc as placement agents to assist with the offering and may receive up to a 10% cash placement fee, a 3% expense allowance of securities placed by such broker dealer in the Offering and five-year common stock purchase warrants entitling such placement agents to purchase up to 10% of the securities sold by such placement agent in the Offering, at an exercise price of $1.50 per share. The placement agents will also act as warrant agents on transactions involving the exercise of the warrants and, as such, will be paid a commission, which is not included in the above calculation, equal to 10% of the aggregate proceeds raised from the exercise of such warrants, as and when proceeds are received by the Company.

ITEM 7. FINANCIAL STATEMENTS

The financial statements that constitute Item 7 follow the text of this report.

An index to the financial statements appears in Item 13(a) of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure.

Dennis H. Depenbusch, who serves as the Company's Chairman, Chief Executive Officer and Secretary, after evaluating the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of September 30, 2004 (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by individuals within those entities, particularly during the period in which this annual report was being prepared and that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information set forth under the heading "Election of Directors" of the definitive proxy statement for our fiscal 2005 Annual Meeting of Stockholders is incorporated by reference in this Form 10-KSB Annual Report.

ITEM 10. EXECUTIVE COMPENSATION

The information set forth under the heading "Summary Compensation Table," of the definitive proxy statement for our fiscal 2005 Annual Meeting of Stockholders is incorporated by reference in this Form 10-KSB Annual Report.

Code of Ethics

The Company has not adopted a Code of Ethics for the Board and the salaried employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the heading "Beneficial Ownership of Common Stock by Certain Stockholders and Management" and "Incentive Stock Option Plan" of the definitive proxy statement for our fiscal 2005 Annual Meeting of Stockholders is incorporated by reference in this Form 10-KSB Annual Report.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the heading "Long Term Debt" and "Other Related Party Transactions" of the definitive proxy statement for our fiscal 2005 Annual Meeting of Stockholders is incorporated by reference in this Form 10-KSB Annual Report.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

     Exhibit
     Number     Description
     -------    -----------

                Financial Statements - December 31, 2002

                Index.......................................................F-1
                Report of Independent Registered Accounting Firm............F-2
                Balance Sheet...............................................F-4
                Statement of Operations.....................................F-5
                Statement of Changes in Stockholders' Equity................F-6
                Statements of Cash Flows....................................F-7
                Notes to Financial Statements...............................F-8

*    2.1        Securities Exchange Agreement dated February 12, 2003 by and among Wentworth III, Inc., Whitco Company, L.L.P. and the partners of Whitco

**   3.1        Certificate of Incorporation

**   3.2        By-Laws

  #  3.3        Certificate of Incorporation of Catalyst Lighting Group, Inc.

  #  3.4        Certificate of Ownership and Merger of Catalyst Lighting Group,
                Inc. into Wentworth III, Inc.

 ***10.1        Escrow Agreement

    10.2        Lease by and between the Company and BMF, LLC

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

# Incorporated herein by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on December 29, 2003

(b)   Reports on Form 8-K

      Form 8-K filed April 19, 2004 announcing publication of the first installment of its new quarterly newsletter.

      Form 8-K filed October 5, 2004 with respect to the sale to Laurus Master Fund, Ltd. of a Secured Convertible Term Note in the principal amount of two million dollars ($2,000,000) and a Secured Revolving Note and a Secured Convertible Minimum Borrowing Note in the aggregate principal amount of up to three million dollars ($3,000,000), all of which are convertible into our common stock at an initial fixed conversion price of $2.66 per share.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

General. Hein & Associates LLP, CPAs ("Hein") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provision of audit services is compatible with maintaining Hein's independence.

AUDIT FEES

The aggregate fees billed by Hein & Associates LLP for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-KSB's or services that are normally provided in connection with statutory and regulatory filings were $59,007.00 for fiscal year 2004 and $42,803.00 for fiscal year 2003.

The aggregate fees billed by Hein & Associates LLP for professional services rendered for tax compliance, tax advice and tax planning were $12,753.00 for fiscal year 2004 and $1,000.00 for fiscal year 2003.

ALL OTHER FEES

In fiscal 2004 and 2003, Hein & Associates LLP fees billed for other services were $0.

All audit work was performed by the auditors' full time employees.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Worth, Texas, on this 14th day of December, 2004.


                                 CATALYST LIGHTING GROUP, INC.


                                 By: /s/ Dennis H. Depenbusch
                                     --------------------------------------
                                     Dennis H. Depenbusch
                                     Chief Executive Officer, Secretary and
                                     Chairman of the Board of Directors

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following members of the Board of Directors on behalf of the Registrant and on this 14th day of December 2004:

/s/ Henry Glover
------------------------------------
Henry Glover, President and Director

/s/ Kevin R. Keating
------------------------------------
Kevin R. Keating, Director

/s/ Mary Titus
------------------------------------
Mary Titus, Director

/s/ Tracy B. Taylor
------------------------------------
Tracy B. Taylor, Director

                          INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM...............................................................42

CONSOLIDATED BALANCE SHEET - as of September 30, 2004.................................................................43

CONSOLIDATED STATEMENTS OF OPERATIONS - For the Years Ended September 30, 2004 and 2003...............................44

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - For the Years Ended September 30, 2004 and 2003..........45

CONSOLIDATED STATEMENTS OF CASH FLOWS - For the Years Ended September 30, 2004 and 2003...............................46

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............................................................................47

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders
Catalyst Lighting Group, Inc.
Ft. Worth, Texas

We have audited the accompanying consolidated balance sheet of Catalyst Lighting Group, Inc. and Subsidiary as of September 30, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Catalyst Lighting Group, Inc. and Subsidiary as of September 30, 2004 and 2003 and the results of their operations and their cash flows for the years ended September 30, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.


HEIN & ASSOCIATES LLP

Denver, Colorado
November 5, 2004, except the first paragraph of note 10, for which the date is December 3, 2004

                          CATALYST LIGHTING GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2004

                                                                                  SEPTEMBER 30,
                                                                                      2004
                                                                                  ------------
                                          ASSETS
CURRENT ASSETS:
    Cash                                                                          $    501,429
    Trade receivables, less allowance for doubtful accounts of $42,822               2,676,504
    Inventories, net of reserve of $18,343                                           1,739,803
    Prepaid expenses and other                                                          56,301
                                                                                  ------------
         Total current assets                                                        4,974,037

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $95,653                     163,138

OTHER ASSETS:
    Goodwill                                                                         2,971,362
    Restricted cash                                                                  1,927,990
    Deferred financing cost                                                            401,306
    Other                                                                               15,793
                                                                                  ------------
         Total other assets                                                          5,316,451
                                                                                  ------------

TOTAL ASSETS                                                                      $ 10,453,626
                                                                                  ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current maturities of long-term debt:
        Related party                                                             $    250,000
        Other                                                                        1,112,289
    Accounts payable                                                                 2,831,513
    Accrued commissions                                                                314,879
    Other accrued liabilities                                                          335,087
                                                                                  ------------

         Total current liabilities                                                   4,843,768
                                                                                  ------------

LONG-TERM DEBT, less current maturities:
    Related party                                                                       50,000
    Other                                                                            4,434,096
                                                                                  ------------
         Total long-term debt                                                        4,484,096

COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS' EQUITY:
    Preferred stock - $.01 par value; authorized 10,000,000 shares, none issued             --
    Common stock - $.01 par value; authorized 40,000,000 shares,
       3,756,051 and 3,391,368 shares issued and outstanding, respectively              37,561
    Additional paid-in capital                                                       3,143,757
    Accumulated deficit                                                             (2,055,556)
                                                                                  ------------
         Total stockholders' equity                                                  1,125,762
                                                                                  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 10,453,626
                                                                                  ============

        SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

                          CATALYST LIGHTING GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003

                                                            FOR THE YEARS ENDED SEPTEMBER 30,
                                                            ---------------------------------
                                                                  2004           2003
                                                              ------------    ------------
NET SALES                                                     $ 16,358,303    $ 15,758,570
COST OF SALES                                                   11,695,063      10,834,944
                                                              ------------    ------------

GROSS PROFIT ON SALES                                            4,663,240       4,923,626
GENERAL, SELLING AND ADMINISTRATIVE EXPENSES:
    General, selling and administrative expenses                 5,895,194       4,795,679
    Research and development                                            --         138,863
                                                              ------------    ------------
         Total general, selling and administrative expenses      5,895,194       4,934,542
                                                              ------------    ------------

LOSS FROM OPERATIONS                                            (1,231,954)        (10,916)

OTHER EXPENSE:
    Reverse merger costs                                                --         606,621
    Interest expense                                               361,719         326,844
                                                              ------------    ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                          (1,593,673)       (944,381)

PROVISION FOR (BENEFIT FROM) INCOME TAXES                          (61,134)         61,134
                                                              ------------    ------------

NET LOSS                                                      $ (1,532,539)   $ (1,005,515)
                                                              ------------    ------------

PRO FORMA INCOME TAX AND NET LOSS:
    Net loss before pro forma income taxes                    $ (1,532,539)   $ (1,005,515)
    Pro forma income tax expense (benefit) (unaudited)                  --        (214,000)
                                                              ------------    ------------

PRO FORMA NET LOSS (unaudited)                                $ (1,532,539)   $   (791,515)
                                                              ============    ============

NET LOSS PER COMMON SHARE:
    Basic                                                     $       (.43)   $       (.34)
                                                              ============    ============
    Diluted                                                   $       (.43)   $       (.34)
                                                              ============    ============

PRO FORMA NET LOSS PER COMMON SHARE (unaudited):
    Basic                                                     $       (.43)   $       (.27)
                                                              ============    ============
    Diluted                                                   $       (.43)   $       (.27)
                                                              ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
    Basic                                                     $  3,523,309    $  2,971,242
                                                              ============    ============
    Diluted                                                   $  3,523,309    $  2,971,242
                                                              ============    ============

        SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

                          CATALYST LIGHTING GROUP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003

                                                            COMMON STOCK          ADDITIONAL                      STOCK-
                                                     -------------------------     PAID-IN      ACCUMULATED      HOLDERS'
                                                        SHARES       AMOUNT        CAPITAL        DEFICIT         EQUITY
                                                     -----------   -----------   -----------    -----------    -----------
BALANCE, October 1, 2002                               2,800,995   $    28,010   $   626,990    $   482,498    $ 1,137,498

    Issuance of shares in reverse merger                 200,000         2,000        (1,200)            --            800
    Common stock issued for services                     200,000         2,000       386,000             --        388,000
    Retirement of long term debt by conversion to
       equity interest                                   190,373         1,904       373,096             --        375,000
    Warrants issued as consideration for debt                 --            --        70,098             --         70,098
    Net loss                                                  --            --            --     (1,005,515)    (1,005,515)
                                                     -----------   -----------   -----------    -----------    -----------

BALANCE, September 30, 2003                            3,391,368   $    33,914   $ 1,454,984    $  (523,017)   $   965,881

    Common stock issued, net of offering cost of
       $70,904                                           255,501         2,555       565,293             --        567,848
    Common stock issued for services                     109,182         1,092       310,077             --        311,169
    Warrants  and beneficial conversion feature in
       association with debt                                  --            --       813,403             --        813,403
    Net loss                                                  --            --            --     (1,532,539)    (1,532,539)
                                                     -----------   -----------   -----------    -----------    -----------

BALANCE, September 30, 2004                            3,756,051   $    37,561   $ 3,143,757    $(2,055,556)   $ 1,125,762
                                                     ===========   ===========   ===========    ===========    ===========

        SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

                          CATALYST LIGHTING GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                      YEAR ENDED      YEAR ENDED
                                                                     SEPTEMBER 30,  SEPTEMBER 30,
                                                                         2004            2003
                                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                          $(1,532,539)   $(1,005,515)
    Adjustments to reconcile net income (loss) to net cash
         used in operating activities:
             Amortization of debt discount                                 35,449         35,449
             Provision for doubtful accounts                               87,189             --
             Loss on sale of property and equipment                            --         17,768
             Depreciation and amortization                                 37,759         29,648
             Common stock issuance for services                           311,169        388,000
             Deferred Taxes                                               (61,134)        61,134
             Change in operating assets and liabilities:
                 Trade receivables, related and other                     709,082     (1,192,666)
                 Inventories                                             (428,674)      (459,097)
                 Prepaid expenses and other                                20,894        (29,473)
                 Other assets                                                  --          2,018
                 Accounts payable                                         383,759      1,151,820
                 Other accrued liabilities                               (156,969)       103,393
                                                                      -----------    -----------
         Net cash provided by (used in) operating activities             (594,014)      (897,521)
                                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash assumed in acquisition                                                --         45,000
    Purchase of property and equipment                                    (85,700)       (28,740)
    Restricted cash                                                    (1,927,990)            --
                                                                      -----------    -----------
         Net cash used in investing activities                         (2,013,690)        16,260
                                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in due on demand revolving note payable       259,091        985,497
    Proceeds from issuance of long-term debt                            1,928,000             --
    Proceeds from long-term revolving payable                             408,887             --
    Payments on notes payable                                            (151,283)        (7,645)
    Common stock issuance                                                 567,849             --
                                                                      -----------    -----------
         Net cash provided by financing activities                      3,012,544        977,852
                                                                      -----------    -----------

                 NET CHANGE IN CASH                                       404,839         96,591
CASH, at beginning of period                                               96,591             --
                                                                      -----------    -----------
CASH, at end of period                                                $   501,430    $    96,591
                                                                      ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for interest                            $   298,071    $   326,020
                                                                      ===========    ===========
SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
    Conversion of long-term debt to equity interest                   $        --    $   375,000
                                                                      ===========    ===========
    Issuance of common stock for acquisition                          $        --    $       800
                                                                      ===========    ===========
    Warrants issued in association with debt                          $   813,403    $        --
                                                                      ===========    ===========
    Payoff of revolving note payable through issuance of debt         $ 3,930,427    $        --
                                                                      ===========    ===========

        SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS

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

      Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Whitco Company, L.P. ("Whitco"). All significant intercompany accounts and transactions have been eliminated in consolidation.

      Liquidity and Basis of Presentation - At September 30, 2004, working capital was $130,269. The Company also incurred a net loss for fiscal 2004 of $1,532,539.

      On September 30, 2004, the company entered into a financing arrangement with an entity (the "entity") which included (1) a Secured Convertible Term Note in the principal amount of two million dollars ($2,000,000), (the "Term Note") and (2) a Secured Revolving Note (the "Revolving Note") and a Secured Convertible Minimum Borrowing Note (together with the Revolving Note, the "AR Notes") in the aggregate principal amount of up to three million dollars ($3,000,000). See Note 4 for terms.

      The Company also sought additional equity through a private placement offering of units at $1.50 per unit, each unit consisting of one share of common stock and one five year warrant to purchase one share of common stock for $3.00; however, no funds were raised in such offering. See "Subsequent Events" below. The Company is also seeking to increase both cash flow and profitability by growing sales internally as well as through acquisitions. If the Company does not raise additional equity capital sufficient to provide for positive working capital and is unable to return in the near term to profitability, it may be required to curtail future operations and/or liquidate assets or enter into credit arrangements on less than favorable terms than would normally be expected, to provide for future liquidity.

      Inventories - Inventories are stated at the lower of cost or market, determined under the first-in, first-out method.

      Cost of Sales - Cost of sales consists of the actual cost of purchased parts, manufacturing labor and overhead, related in-bound shipping charges and out-bound freight costs.

      Property and Equipment - Property and equipment are stated at cost. Depreciation and amortization of property and equipment is provided using the straight-line method over the following estimated useful lives of 5 to 7 years.

      Depreciation expense for the years ended September 30, 2004 and 2003 was $37,759 and $29,650, respectively. Maintenance, repairs and renewals which neither materially add to the value of property and equipment nor appreciably prolong its life are charged to operations as incurred. Gains or losses on disposals of property and equipment are included in income.

                          CATALYST LIGHTING GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      The Company completed the goodwill impairment test required by SFAS 142 as of September 30, 2004 and no impairment was identified. In completing this assessment, the Company compared the estimated fair value to the current carrying value of goodwill. The fair value was derived using an income based analysis using an average EBIT (earnings before interest and taxes) for the three fiscal years preceding 2004 as a more representative measure of normal earnings power which excludes non-recurring expenses associated with going public.

      Income Taxes - The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized. State minimum taxes are expensed as incurred. Prior to the reverse merger between Catalyst Lighting Group, Inc. (formerly Wentworth III, Inc.) and Whitco Company, LP (see Note 2), income taxes related to Whitco Company, LLP were generally the responsibility of the members. The Company has included unaudited estimated pro forma taxes as if Whitco LLP was a C-corporation prior to its merger with Wentworth III and the resulting pro forma net income (loss) in the statements of operations.

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

                          CATALYST LIGHTING GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      Cash Equivalents and Restricted Cash - For purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. There were no cash equivalents at September 30, 2004 and 2003. Restricted cash represents the proceeds for a debt financing, which are limited to use in an acquisition, joint venture, or capital transaction (see Note 4).

      Fair Value of Financial Instruments - The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of the accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short-term maturities of these instruments. The carrying value of the debt approximates fair value due to its issuance at the end of the fiscal year.

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

      Research and Development - The costs associated with research and development for new products and significant product improvements are expensed as incurred. The Company had $0 and $138,863 in research and development costs for the years ended September 30, 2004 and 2003, respectively, primarily for further development of Whitco's sports lighting product offering.

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

                                         September 30,         September 30,
                                             2004                  2003
                                         -------------         -------------

            Dividend yield                    0%                    0%
            Volatility**                    34.47%                  0%
            Risk free interest rate          4.74%                 3.83%
            Expected life                  10 years              10 years


            ** Volatility is assumed to be 0% for options issued to employees prior to the Company going public in a reverse merger (see
                  Note 2)

      The total fair value of options granted was computed to be approximately $48,300 for the year ended September 30, 2004. These amounts are amortized ratably over the vesting periods of the options or recognized at the date of grant if no vesting period is required. Pro forma stock-based compensation was $21,467 for the year ended September 30, 2004.

      If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, the Company's net loss and net loss per common share would have been reported as follows:

                          CATALYST LIGHTING GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              Year Ended
                                                          September 30, 2004
                                                          ------------------

Net loss, as reported                                       $  (1,532,539)
Stock based compensation included in net income                        --
Fair value of stock based compensation                            (21,467)
                                                            -------------
Pro forma net loss                                          $  (1,554,006)
                                                            =============

Net loss per common share, basic:
        As reported                                         $       (0.43)
        Stock based compensation included in net income                --
        Fair value of stock based compensation                      (0.01)
                                                            -------------
        Pro forma net loss per common share                 $       (0.44)
                                                            =============

Net loss per common share, diluted:
        As reported                                         $       (0.43)
        Stock based compensation included in net income                --
        Fair value of stock based compensation                      (0.01)
                                                            -------------
        Pro forma net loss per common share                 $       (0.44)
                                                            =============

      For the fiscal year ended September 30, 2003 there was no differences between net loss and pro forma net loss under the accounting provisions of SFAS No. 123.

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

2.    REVERSE MERGER WITH WHITCO LLP:

      Effective August 27, 2003, Wentworth III merged with Whitco LP, a privately held Texas-based manufacturer and marketer of steel outdoor lighting pole structures. Whitco LP (as successor in interest toWhitco Company LLP) completed the merger to become a publicly reporting entity to pursue acquisitions and other strategic opportunities as well as raise capital from the public markets. Whitco LP's management and board assumed significant majority control of Wentworth III through a merger structure whereby Whitco LP became a wholly-owned subsidiary of Wentworth III, Inc. Subsequent to the merger, Wentworth III changed its name to Catalyst Lighting Group, Inc. For financial statement purposes, this transaction has been treated as a reverse merger, whereby Whitco LP is considered the acquiring company. 200,000 shares of the Company's common stock were effectively issued to the shareholders of Wentworth III in the merger. The ownership units of Whitco LP outstanding prior to the merger have been converted to common stock and treated as outstanding as of the beginning of the periods presented. The results of operations of Catalyst Lighting Group, Inc. are included in the Consolidated Statements of Operations for the period from August 28, 2003 to September 30, 2003.

                          CATALYST LIGHTING GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      As a result of the reverse merger with a shell company, the value assigned to the assets and liabilities was their fair value, which approximated its historical basis. The following table summarizes the values of the tangible assets and liabilities assumed at August 27, 2003, the date of acquisition:

                      Cash                            $  45,000
                      Current liabilities               (45,000)
                                                      ---------

                      Net assets acquired             $      --
                                                      =========

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

      Pro Forma Combined Results of Operations - The following pro forma combined results of operations for the year ended September 30, 2003 have been prepared as though the reverse merger with Whitco LLP had occurred as of the beginning of the periods presented. This pro forma financial information does not purport to be indicative of the results of operations that would have been attained had the acquisitions been made as of October 1, 2002 or of results of operations that may occur in the future:

     ---------------------------------------------------------------------------
                                                                For the Year
                                                               Ended September
                                                                  30, 2003
     ---------------------------------------------------------------------------
                                                                 (unaudited)
     ---------------------------------------------------------------------------

     ---------------------------------------------------------------------------
     Net sales                                                $     15,758,571
     ---------------------------------------------------------------------------
     Net income (loss) before pro forma income tax                  (1,027,962)
     ---------------------------------------------------------------------------
     Net income (loss) after pro forma income tax                     (805,634)
     ---------------------------------------------------------------------------
     Income (loss) per share (diluted) before pro forma                  (0.35)
        income tax
     ---------------------------------------------------------------------------

                          CATALYST LIGHTING GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    INVENTORIES:

      Inventories are comprised of the following:

              ---------------------------------------------------------------
                                     September 30, 2004   September 30, 2003
              ---------------------------------------------------------------

              ---------------------------------------------------------------
              Raw materials          $     1,267,100      $     1,096,952
              ---------------------------------------------------------------
              Work in process                      0              238,098
              ---------------------------------------------------------------
              Finished goods                 491,046               40,778
              ---------------------------------------------------------------
                                           1,758,146            1,375,828
              ---------------------------------------------------------------
              Less reserve                   (18,343)             (64,698)
                                     ---------------      ---------------
              ---------------------------------------------------------------

              ---------------------------------------------------------------
                                     $     1,739,803      $     1,311,130
                                     ===============      ===============
              ---------------------------------------------------------------

4.    LONG-TERM DEBT:

      Long-term debt at year end consists of the following:

       ------------------------------------------------------------------------------------------------------------------
                                                                                                         September 30,
                                                                                                              2004
       ------------------------------------------------------------------------------------------------------------------

       ------------------------------------------------------------------------------------------------------------------
       Noninterest-bearing  note payable to an individual,  discounted at 6.3% (unamortized discount    $       347,599
       of $13,102 at September 30,  2004),  payable in annual installments of $217,851,  The Company is delinquent on $142,851 of a payment that was due on June 30, 2004 (a).
       ------------------------------------------------------------------------------------------------------------------

       ------------------------------------------------------------------------------------------------------------------
       Noninterest-bearing note payable to an individual,  discounted at 6.22% (unamortized discount
       of $1,688 at September 30, 2004), payable in monthly installments of $7,375 (a).                          64,690
       ------------------------------------------------------------------------------------------------------------------

       ------------------------------------------------------------------------------------------------------------------
       Note payable to an entity,  principal due July 31,  2005, interest payable monthly at a fixed
       rate of 15% (b).                                                                                         700,000
       ------------------------------------------------------------------------------------------------------------------

       ------------------------------------------------------------------------------------------------------------------
       Subordinated  note payable to a former  owner of Whitco LLP,  due April 30,  2007,  rate 15%,
       unsecured.                                                                                               150,000
       ------------------------------------------------------------------------------------------------------------------

       ------------------------------------------------------------------------------------------------------------------
       Note  payable to an entity  related  to a  stockholder,  principal  and 10%  interest  due on
       December 31, 2004 (c).                                                                                   250,000
       ------------------------------------------------------------------------------------------------------------------

       ------------------------------------------------------------------------------------------------------------------
       Subordinated note payable to a stockholder, due April 30, 2007, rate 15%, unsecured.                      50,000
       ------------------------------------------------------------------------------------------------------------------

       ------------------------------------------------------------------------------------------------------------------
       Convertible  term  note to an  entity,  principal  due  September  30,  2007,  (original  and
       unamortized discount of $286,361 at September 30, 2004) (d).                                           1,713,639
       ------------------------------------------------------------------------------------------------------------------
       Convertible  revolving  note to an entity,  principal  due  September  30,  2007,  discounted
       (original and unamortized discount of $429,543 at September 30, 2004) (d).                             2,570,457
                                                                                                        ---------------
       ------------------------------------------------------------------------------------------------------------------
                                                                                                              5,846,385
       ------------------------------------------------------------------------------------------------------------------
       Less current maturities                                                                               (1,362,289)
                                                                                                        ---------------
       ------------------------------------------------------------------------------------------------------------------

       ------------------------------------------------------------------------------------------------------------------
                                                                                                        $     4,484,096
       ------------------------------------------------------------------------------------------------------------------

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

      (c) On August 6, 2003, Whitco Company LLP received a bridge loan of $250,000 from Keating Reverse Merger Fund ("Lender"). In consideration for the note, the Company agreed to issue warrants for the purchase of up to 125,000 shares (the "Warrant Shares") of the common stock of the Company upon consummation of the Merger at a price of $2.00 per Warrant Share. On August 22, 2004, in consideration for extending the due date on the note to December 31, 2004, we issued an additional 40,000 warrants for purchase of our common stock at a price of $4.00 per share. The fair value of the warrants was estimated on the grant date using the Black-Scholes pricing model with the following assumptions: common stock based on a market price of $2.85 per share, zero dividends, expected volatility of 34%, risk free interest rate of 3.42% and an expected life of 5 years. The warrants were valued at $27,693 and recorded as deferred financing. The agreement carries certain rights to repay the note early following any capital raised by the company. KI is the investment advisor and managing member of the Lender. Additionally, the KI Principal is an investor in the Lender.

      (d) On September 30, 2004, the Company entered into a financing arrangement with an entity (the "Entity") which included (1) a Secured Convertible Term Note in the principal amount of two million dollars ($2,000,000), (the "Term Note") and (2) a Secured Revolving Note (the "Revolving Note") and a Secured Convertible Minimum Borrowing Note (together with the Revolving Note, the "AR Notes") in the aggregate principal amount of up to three million dollars ($3,000,000). The Term Note and AR Notes are convertible into the Company's common stock at an initial fixed conversion price of $2.66 per share. In connection with the Term Note and AR Notes, the Company issued the entity Common Stock Purchase Warrant for the purchase of up to 472,000 shares of our common stock, exercisable until September 30, 2009 at a price of $3.00 per share (the "Warrant"). On December 3, 2004, the terms of the Term Note and AR Notes were amended such that Catalyst received an advance on $600,000 of the funds agreed to be advanced in exchange for lowering the fixed conversion price of the Term Note and AR Notes from $2.66 per share to $1.50 per share. Additionally, the Entity also acquired an additional Common Stock Purchase Warrant for the purchase of up to 100,000 shares of Common Stock, exercisable until December 3, 2009 at a price of $3.00 per share.

                          CATALYST LIGHTING GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            The fair value of the warrants issued September 30, 2004 was estimated on the grant date using the Black-Scholes pricing model with the following assumptions: common stock based on a market price of $2.65 per share, zero dividends, expected volatility of 34%, risk free interest rate of 3.42% and an expected life of 5 years. The warrants were valued at $396,480 which resulted in a relative fair value of $367,351 and also resulted in a beneficial conversion feature of $348,554. The total discount of $715,904 was allocated to the Term Note and the AR Notes proportionately based on the loan size and will be amortized over the life of the loans.

            The Term Note and AR Notes (collectively, the "Notes") mature on September 30, 2007 and are collateralized by a first priority lien on inventory, accounts receivable, raw materials and all of its ownership interests in Whitco. The Notes accrue interest at a rate per annum equal to the "prime rate" published in The Wall Street Journal from time to time, plus two percent (2%), but shall in no event be less than six percent (6%) per annum. The Company also granted registration rights with respect to all shares of Common Stock underlying the Notes and Warrant.

            The Term Note was placed into an escrow account solely controlled by the Entity (the "Escrow Account"). The Company may request that the Entity release all or any portion of the amounts contained in the Escrow Account following, or in connection with, the consummation of an acquisition, joint venture or capital investment (a "Transaction") by the Company. Such a release is subject to the Entity's evaluation of all factors it considers, in its sole discretion, relevant at the time of such requested release. The Entity is under no obligation to release any amounts and the release of such amounts is in the Entity's sole and absolute discretion.

      Aggregate annual maturities of long-term debt at September 30, 2004, not including the related discounts, are as follows:

         -----------------------------------------------------------------------
                   2005                                        $     1,377,078
         -----------------------------------------------------------------------
                   2006                                                     --
         -----------------------------------------------------------------------
                   2007                                              5,200,000
                                                               ---------------
         -----------------------------------------------------------------------

         -----------------------------------------------------------------------
                                                               $     6,577,078
         -----------------------------------------------------------------------

                          CATALYST LIGHTING GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      During the years ended September 30, 2004 and 2003, the Company had $36,531 and $33,416, respectively, of accrued interest expense on notes due to related parties.

5.    MAJOR CUSTOMERS, MAJOR SALES AGENCIES AND SIGNIFICANT CONCENTRATIONS:

      During the years ended September 30, 2004 and 2003, one customer accounted for more than 10% of the Company's sales, totaling 11% and 14%, respectively. The Company grants lighting agencies the exclusive right to sell the Company's products in given geographical locations. No individual lighting agency accounted for more than 10% of the Company's sales for the fiscal year ended September 30, 2004 and 2003.

      During the years ended September 30, 2004 and 2003, 54% and 70% of the Company's material and assembly purchases of lighting poles were from two vendors. Although there are multiple vendors with which the Company could enter into agreements, the deterioration or cessation of either relationship could have a material adverse effect, at least temporarily, on the Company as it attempts to negotiate agreements with other manufactures of lighting poles. Accounts payable to these two vendors were $710,016 and $1,060,484 as of September 30, 2004 and 2003, respectively.

6.    STOCKHOLDERS' EQUITY:

      Equity Transactions - The Company's Certificate of Incorporation authorizes the issuance of 50,000,000 shares of stock. They are divided into 10,000,000 shares of preferred stock and 40,000,000 shares of common stock. At September 30, 2004, none of the preferred stock has been issued. However, such preferred shares may later be issued in such series with whatever preferences as may be determined by the Board of Directors.

      See Notes 2 and 4 for additional equity transactions.

      Option Plans - In June 2000, the Company began issuing options for the purchase of common stock to certain key employees. Due to the reverse merger with Wentworth III, all options previously reported in units have been converted into options for the purchase of common stock. Approximately 843,632 options have been issued through September 30, 2003 and there remains 656,368 options that can be issued under the plan.

      Following is a summary of option activity:

                          CATALYST LIGHTING GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                    Range of           Weighted
                                Employee         Exercise Prices        Average
                                 Options     -----------------------   Exercise
                               Outstanding       Low         High        Price
                               -----------   -----------  ----------  ----------

Balances, October 1, 2002        690,197        $ .30        $ .86        $ .58

    Granted                      118,435          .86          .86          .86
                                 -------        -----        -----        -----

Balances, September 30, 2003     808,632        $ .30        $ .86        $ .62

    Granted                       35,000         2.50         2.50         2.50
                                 -------        -----        -----        -----

Balances, September 30, 2004     843,632        $ .30        $2.50        $ .70
                                 =======        =====        =====        =====

Vested options                   630,519        $ .30        $2.50        $ .58
                                 =======        =====        =====        =====

      If not previously exercised, options expire as follows:

                                                              Weighted
                                                              Average
             Year Ending                     Number of        Exercise
             September 30,                     Shares          Price
             ------------                   ------------    ------------

                  2010                          423,836     $      .40
                  2011                           75,386            .86
                  2012                          309,410            .86
                  2014                           35,000           2.50
                                            -----------

                                                843,632
                                            ===========

      All options were granted at exercise prices that approximated market on the dates of the grant. The weighted average per share fair value of options granted during fiscal years 2004 and 2003 was $2.50 and $.86.

      Stock Purchase Warrants - The Company has granted warrants (see note 4), which are summarized as follows for the years ended September 30, 2004 and 2003:

                          CATALYST LIGHTING GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                             Weighted
                                                             Average
                                             Warrants        Exercise
                                            Outstanding       Price
                                            -----------     ----------
      Balances, October 1, 2002                    --         $  --

          Granted                             125,000          2.00
          Exercised                                --            --
                                              -------         -----

      Balances, September 30, 2003            125,000         $2.00

          Granted                             519,100          3.08
          Exercised                                --            --
                                              -------         -----

      Balances, September 30, 2004            644,100         $2.87
                                              =======         =====


7.    RELATED PARTY TRANSACTIONS:

      During the years ended September 30, 2004 and 2003, the Company paid $7,200 and $60,800, respectively, for accounting and administrative services to an entity related through common ownership through May 2002.

      During the years ended September 30, 2004 and 2003, the Company had sales of $209,805 and $423,760, respectively, to an entity whose principal owner is the brother of an employee of the Company. Accounts receivable from this related entity were $0 and $92,305 at September 30, 2004 and 2003.

      See Notes 2, 4 and 10 for other related party transactions.

8.    COMMITMENTS AND CONTINGENCIES:

      The Company leases a facility and equipment under operating leases expiring at various dates through fiscal year ended September 30, 2009.

      The future minimum payments required under these operating leases are as follows:

                          CATALYST LIGHTING GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   Year Ending
                   September 30,
                   -------------

                        2005                           $  139,178
                        2006                              136,958
                        2007                              136,958
                        2008                              136,764
                        2009                               21,964
                                                       ----------

                                                       $  571,822
                                                       ==========

      Rent expense for the years ended September 30, 2004 and 2003 was $103,090 and $46,882, respectively.

      During the year ended September 30, 2004, there were three legal proceedings to which we became a party or to which any of our assets or properties were subject. The Company does not believe the result of these proceedings will have a material impact on our financial statements.

9.    INCOME TAXES:

      The Company has a net operating loss carryforward of approximately $1,800,000 available to offset taxable income with portions beginning to expire in 2021. A portion of the net operating loss may be subject to
      Section 382 limitations.

      The components of the net deferred tax assets and liabilities as of September 30, 2004 are as follows:

             Deferred tax assets (liabilities):
                      Current -
                               Allowance for bad debts              $   16,000
                               Inventory reserve                         7,000
                               Warranty reserve                          8,000
                               Section 263A                              8,000
                               Accrued Commissions                      29,000

                      Non-current -
                               Net operating loss carryforwards        647,000
                               Property and equipment                  (30,000)
                               Goodwill and intangibles               (156,000)
                                                                    ----------

                         Net deferred tax assets                       529,000

                      Less valuation allowance                        (529,000)
                                                                    -----------

                      Net deferred tax assets                       $       --
                                                                    ==========

                          CATALYST LIGHTING GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      During the fourth quarter, the Company decided that it was more probable than not that the net deferred tax assets will not be realized in the future and recorded the valuation allowance. Thus, the valuation allowance increased from $0 at September 30, 2003 to $529,000 at September 30, 2004.

      The difference between income taxes and the provision for income taxes for the years ended September 30, 2004 and 2003 relates to the following:

                                                                       2004         2003
                                                                    ---------    ---------
      Benefit provision at federal statutory rate                   $(542,000)   $(321,000)
      State income tax benefit, net of Federal income tax benefit

                                                                      (49,000)     (30,000)
      Non-deductible legal fees associated with merger                     --      185,000
      Tax effects of Whitco LLP losses prior to merger                     --      161,000
      Other                                                             1,000       66,134
      Valuation allowance                                             529,000           --
                                                                    ---------    ---------

                                                                    $ (61,000)   $  61,134
                                                                    =========    =========

10.   SUBSEQUENT EVENTS:

On December 3, 2004, the terms of the Notes with Laurus were amended such that Catalyst received an advance on $600,000 of the funds agreed to be advanced pursuant to the Notes in exchange for lowering the fixed conversion price of the Notes from $2.66 per share to $1.50 per share. Additionally, Laurus also acquired an additional Common Stock Purchase Warrant for the purchase of up to 100,000 shares of Common Stock, exercisable until December 3, 2009 at a price of $3.00 per share.

On October 12, 2004, the Company commenced a private placement offering of up to 2,666,667 units at $1.50 per unit, each unit consisting of one share of Catalyst common stock and one five year warrant to purchase Catalyst common stock at an exercise price of $3.00 per share. This offering was extended through January 24, 2005. To date, we have sold $50,000 worth of units. The 33,333 shares of common stock issued and the 33,333 shares of common stock underlying the warrants issued, as well as the 3,333 shares of common stock underlying the warrant issued to the placement agent, are all being registered hereunder.