Form 10QSB
period 2004-12-31
CATALYST LIGHTING GROUP INC
filed 2005-02-14
CIK 1161582

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2004

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from [____________to___________]

                        Commission file number 333-75044

                          CATALYST LIGHTING GROUP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                     84-1588927
----------------------------------            ----------------------------------
  (State or other jurisdiction                        (I.R.S. employer
 of incorporation or organization)                  identification number)

        7700 Wyatt Drive
         Forth Worth, TX                                    76108
----------------------------------            ----------------------------------
     (Address of principal                                (Zip Code)
       executive offices)

                Issuer's telephone number, including area code: (817) 738-8181

--------------------------------------------------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,880,949 shares of Common Stock, par value $.01 per share, outstanding as of February 11, 2005.


Traditional Small Business Disclosure Format (Check one): Yes _______ No___X___.

                          CATALYST LIGHTING GROUP, INC.

                                TABLE OF CONTENTS

                                                                                             PAGE(S)
PART I FINANCIAL INFORMATION

      ITEM 1.    FINANCIAL STATEMENTS

                 Condensed Consolidated Balance Sheets as of December 31, 2004
                    (Unaudited) and September 30, 2004                                          4

                 Condensed Consolidated Statements of Operations for the Three Months
                    Ended December 31, 2004 and 2003 (Unaudited)                                5

                 Condensed Consolidated Statements of Cash Flows for the
                    Three Months ended December 31, 2004 and 2003 (Unaudited)                   6

                 Notes to Consolidated Financial Statements (Unaudited)                       7 - 10


      ITEM 2.    MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL                               11
                    CONDITION AND RESULTS OF OPERATION

      ITEM 3.    CONTROLS AND PROCEDURES                                                       16


PART II OTHER INFORMATION

      ITEM 1.    lEGAL PROCEEDINGS                                                             17

      ITEM 2.    CHANGES IN SECURITIES                                                         18

      ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                               18

      ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                           18

      ITEM 5.    OTHER INFORMATION                                                             18

      ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                              18

      SIGNATURES 19

      CERTIFICATIONS                                                                          20-25

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  CATALYST LIGHTING GROUP, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                        DECEMBER 31,      SEPTEMBER 30,
                                                                                           2004               2004
                                                                                        ------------       ------------
                                                                                         (Unaudited)       (Restated)**
                                                                                        ------------       ------------
                                     ASSETS
CURRENT ASSETS:
    Cash                                                                                $    263,390       $    501,429
    Trade receivables, less allowance for doubtful accounts of $45,746 and $42,822         2,425,927          2,676,504
    Inventories, net of reserve of $34,543 and $18,343                                     1,496,343          1,739,803
    Prepaid expenses and other                                                                22,204             56,301
                                                                                        ------------       ------------
         Total current assets                                                              4,207,864          4,974,037

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $107,156 and $95,653              155,884            163,138

OTHER ASSETS:
    Goodwill, net of accumulated amortization of $330,151 and $330,151                     2,971,362          2,971,362
    Restricted Cash                                                                        1,332,459          1,927,990
    Deferred Financing Cost                                                                  414,738            401,306
    Other                                                                                     15,793             15,793
                                                                                        ------------       ------------
         Total other assets                                                                4,734,352          5,316,451
                                                                                        ------------       ------------

TOTAL ASSETS                                                                            $  9,098,100       $ 10,453,626
                                                                                        ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Revolving note payable                                                                 2,390,799          2,570,457
    Current maturities of long-term debt:
        Related party                                                                        250,000            250,000
        Other                                                                              1,041,060          1,112,289
    Accounts payable                                                                       1,976,731          2,831,513
    Accrued commissions                                                                      448,463            314,879
    Other accrued liabilities                                                                253,699            335,087
                                                                                        ------------       ------------

         Total current liabilities                                                         6,360,752          7,414,225
                                                                                        ------------       ------------

LONG-TERM DEBT, less current maturities:
    Related party                                                                             50,000             50,000
    Other                                                                                  1,880,205          1,863,639
                                                                                        ------------       ------------
         Total long-term debt                                                              1,930,205          1,913,639

STOCKHOLDERS' EQUITY:
    Preferred stock - $.01 par value; authorized 10,000,000 shares, none issued                   --                 --
    Common stock - $.01 par value; authorized 40,000,000 shares,
       3,834,026 and 3,756,051 shares issued and outstanding, respectively                    38,341             37,561
    Additional paid-in capital                                                             3,290,743          3,143,757
    Accumulated deficit                                                                   (2,521,941)        (2,055,556)
                                                                                        ------------       ------------
         Total stockholders' equity                                                          807,143          1,125,762

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $  9,098,100       $ 10,453,626
                                                                                        ============       ============

** Derived from the Company's audited consolidated balance sheet at September 30, 2004


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements

                  CATALYST LIGHTING GROUP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     FOR THE THREE MONTHS ENDED DECEMBER 31,
                                                     ---------------------------------------
                                                            2004                 2003
                                                        -----------           -----------
                                                        (Unaudited)           (Unaudited)
NET SALES                                               $ 3,706,146           $ 4,451,910
COST OF SALES                                             2,558,886             3,091,392
                                                        -----------           -----------

GROSS PROFIT ON SALES                                     1,147,260             1,360,518

GENERAL, SELLING AND ADMINISTRATIVE EXPENSES              1,395,434             1,329,664
                                                        -----------           -----------

INCOME (LOSS) FROM OPERATIONS                              (248,174)               30,854

OTHER EXPENSE:
    Interest expense                                        218,212                97,385
                                                        -----------           -----------

LOSS BEFORE PROVISION FOR INCOME TAXES                     (466,386)              (66,531)

BENEFIT FROM INCOME TAXES                                        --                23,561
                                                        -----------           -----------

NET LOSS                                                $  (466,386)          $   (42,970)
                                                        ===========           ===========

NET LOSS PER COMMON SHARE:
    Basic                                               $      (.12)          $      (.01)
                                                        ===========           ===========
    Diluted                                             $      (.12)          $      (.01)
                                                        ===========           ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
    Basic                                               $ 3,759,441           $ 3,391,368
                                                        ===========           ===========
    Diluted                                             $ 3,759,441           $ 3,391,368
                                                        ===========           ===========

               The accompanying notes are an integral part of the
                   condensed consolidated financial statements

                  CATALYST LIGHTING GROUP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            FOR THE THREE MONTHS ENDED DECEMBER 31,
                                                                            ---------------------------------------
                                                                                    2004                2003
                                                                                -----------         -----------
                                                                                (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                    $  (466,386)        $   (42,970)
    Adjustments to reconcile net loss to net cash
         used in operating activities:
             Amortization of debt discount and deferred financing cost               60,212                  --
             Provision for doubtful accounts                                         30,633               9,370
             Depreciation and amortization                                           11,501               7,902
             Deferred taxes                                                              --             (23,561)
             Change in operating assets and liabilities:
                 Trade receivables, related and other                               219,946             479,290
                 Inventories                                                        243,459              54,482
                 Prepaid expenses and other                                          34,099              21,637
                 Deferred financing cost                                            (13,432)                 --
                 Accounts payable                                                  (854,782)           (439,392)
                 Other accrued liabilities                                           52,196            (183,343)
                                                                                -----------         -----------
         Net cash used in operating activities                                     (682,554)           (116,585)
                                                                                -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                               (4,249)            (25,405)
    Restricted Cash                                                                 595,532                  --
                                                                                -----------         -----------
         Net cash provided by (used in) investing activities                        591,283             (25,405)
                                                                                -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in revolving note payable                              (240,635)             77,774
    Proceeds from (Payments on) long-term notes payable                             (53,899)              3,681
    Common Stock Issuance                                                           147,766                  --
                                                                                -----------         -----------
         Net cash provided by (used in) financing activities                       (146,768)             81,455
                                                                                -----------         -----------

                                NET CHANGE IN CASH                                 (238,039)            (60,535)
CASH, at beginning of period                                                        501,429              96,591
                                                                                -----------         -----------
CASH, at end of period                                                          $   263,390         $    36,056
                                                                                ===========         ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for interest                                      $    71,717         $    59,880
                                                                                ===========         ===========
SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
    Common stock issued for debt extension                                      $    30,000         $        --
                                                                                ===========         ===========
    Common stock issued for accrued interest                                    $    36,962         $        --
                                                                                ===========         ===========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements

                  CATALYST LIGHTING GROUP, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    BASIS OF PRESENTATION

      The financial statements included herein have been prepared by Catalyst Lighting Group, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company's accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2004.

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2004 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter ended December 31, 2004 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

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

                                                    Three Months Ended
                                                    December 31, 2004
                                                    ------------------
            Risk-free interest rate                        4.74%
            Expected dividend yield                           0%


            Expected lives                              10 years
            Expected volatility                           34.47%

      The total fair value of options granted was computed to be approximately $0 and $0 for the three months ended December 31, 2004 and 2003, respectively. These amounts are amortized ratably over the vesting periods of the options or recognized at the date of grant if no vesting period is required. Pro forma stock-based compensation was $4,025 and $0 for the quarters ended December 31, 2004 and 2003 respectively.

      If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, the Company's net income and net income per common share would have been reported as follows:

                                                             FOR THE THREE MONTHS ENDED
                                                                    DECEMBER 31
                                                           -----------------------------
                                                               2004              2003
                                                           -----------       -----------
Net loss, as reported                                      $  (466,386)      $   (42,970)
Stock based compensation included in net loss                       --                --
Fair value of stock based compensation                          (4,025)               --
                                                           -----------       -----------
Pro forma net loss                                         $  (470,411)      $   (42,970)
                                                           ===========       ===========

Net loss per common share, basic:
        As reported                                        $     (0.12)      $     (0.01)
        Stock based compensation included in net loss               --                --
        Fair value of stock based compensation                      --                --
                                                           -----------       -----------
        Pro forma net loss per common share                $     (0.12)      $     (0.01)
                                                           ===========       ===========

Net loss per common share, diluted:
        As reported                                        $     (0.12)      $     (0.01)
        Stock based compensation included in net loss               --                --
        Fair value of stock based compensation                      --                --
                                                           -----------       -----------
        Pro forma net loss per common share                $     (0.12)      $     (0.01)
                                                           ===========       ===========

      For the three months ended December 31, 2003 there were no differences between net income and proforma net income.

      In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) is effective for public companies for interim or annual periods beginning after June 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows.

      SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The new standard will be effective for the company, beginning July 1, 2005. The company has not yet completed their evaluation but expects the adoption to have an effect on the financial statements similar to the pro-forma effects reported above.

      In November 2004, the FASB issued SFAS 151, Inventory Costs, which revised ARB 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 151 will have a material impact on the Company's financial statements.

      The FASB issued SFAS 153, Exchanges of Nonmonetary Assets, which changes the guidance in APB Opinion 29, Accounting for Nonmonetary Transactions. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 153 will have a material impact on the Company's financial statements.

2.    RELATED PARTY TRANSACTIONS:

      During the three months ended December 31, 2004 and 2003, the Company paid $0 and $3,600, respectively, for accounting and administrative services to an entity related through common ownership.

      During the three months ended December 31, 2004 and 2003, the Company had sales of $0 and $104,323, respectively, to an entity whose principal owner is the brother of an employee of the Company. Accounts receivable from this related entity were $0 and $83,304 at December 31, 2004 and 2003, respectively.

3.    LONG-TERM DEBT

      On September 30, 2004, the Company entered into a financing arrangement with Laurus Master Fund, Ltd. which included (1) a Secured Convertible Term Note in the principal amount of two million dollars ($2,000,000), (the "Term Note") and (2) a Secured Revolving Note (the "Revolving Note") and a Secured Convertible Minimum Borrowing Note (together with the

      Revolving Note, the "AR Notes") in the aggregate principal amount of up to three million dollars ($3,000,000). The Company's customers are required to remit payments directly to a lock box and amounts received are applied to reduce the AR Note outstanding. The Term Note and AR Notes are convertible into the Company's common stock at an initial fixed conversion price of $2.66 per share. In connection with the Term Note and AR Notes, the Company issued Laurus a Common Stock Purchase Warrant for the purchase of up to 472,000 shares of our common stock, exercisable until September 30, 2009 at a price of $3.00 per share (the "Warrant"). On December 3, 2004, the terms of the Term Note and AR Notes were amended such that Catalyst received an advance on $600,000 of the funds agreed to be advanced in exchange for lowering the fixed conversion price of the Term Note and AR Notes from $2.66 per share to $1.50 per share (the fair value of the Company's stock on that date). Additionally, Laurus also acquired an additional Common Stock Purchase Warrant (together with the Warrant, the "Warrants") for the purchase of up to 100,000 shares of Common Stock, exercisable until December 3, 2009 at a price of $3.00 per share. The fair value of these warrants was stated at approximately $27,000 using the Black-Scholes pricing model.

      The Term Note and AR Notes (collectively, the "Notes") mature on September 30, 2007 and are collateralized by a first priority lien on inventory, accounts receivable, raw materials and all of its ownership interests in Whitco. The Notes accrue interest at a rate per annum equal to the "prime rate" published in The Wall Street Journal from time to time, plus two percent (2%), but shall in no event be less than six percent (6%) per annum. The Company also granted registration rights with respect to all shares of Common Stock underlying the Notes and Warrants.

      The Term Note was placed into an escrow account solely controlled by Laurus (the "Escrow Account"). The Company may request that Laurus release all or any portion of the amounts contained in the Escrow Account following, or in connection with, the consummation of an acquisition, joint venture or capital investment (a "Transaction") by the Company. Such a release is subject to Laurus' evaluation of all factors it considers, in its sole discretion, relevant at the time of such requested release. Laurus is under no obligation to release any amounts and the release of such amounts is in Laurus' sole and absolute discretion.

      On August 6, 2003, the Company received a bridge loan of $250,000 from Keating Reverse Merger Fund ("Lender"). In consideration for the note, the Company agreed to issue warrants for the purchase of up to 125,000 shares (the "Warrant Shares") of the common stock of the Company upon consummation of the Merger at a price of $2.00 per Warrant Share. On August 22, 2004, in consideration for extending the due date on the note to December 31, 2004, we issued an additional 40,000 warrants for purchase of our common stock at a price of $4.00 per share. On December 29, 2004 in consideration for extending the due date on the note to December 31, 2005, we issued 20,000 shares of our common stock valued at $1.50 per share. The Company also issued an additional 24,642 shares of our common stock as payment for accrued interest on the original note. The total value of the accrued interest was $36,962.

4.    STOCKHOLDER'S EQUITY

            On October 12, 2004, the Company commenced a private placement offering of up to 2,666,667 units at $1.50 per unit, each unit consisting of one share of Catalyst common stock and one five year warrant to purchase Catalyst common stock at an exercise price of $3.00 per share. This offering terminated on January 24, 2005, having sold units worth $50,000.

5.    RESTATED YEAR-END BALANCE SHEET

      The Company intends to file a restated balance sheet as of September 30th, 2004, which was included in the Company's Form 10-KSB. This restatement relates to the reclassification of $3,000,000 debt to a short term liability which was previously recorded as long term. Even though the note is due September 30th, 2007 and the Company does not believe the note holder will call the note, the fact that the note has a "lock box" arrangements whereby customer remittances are deposited directly into the lock box, and utilized by the bank to reduce the $3,000,000 note. Generally accepted accounting principles require such notes to be reflected as short term.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

      This quarterly report on Form 10-QSB contains forward looking statements. Forward looking statements are statements not based on historical information and that relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by us or on our behalf. We disclaim any obligation to update forward looking statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and the related disclosures. A description of the Company's accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2004. The estimates used by management are based upon their historical experiences combined with management's understanding of current facts and circumstances. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial condition and the results of our operations and require significant judgments on the part of management. Management believes the following represent the critical accounting policies of Whitco as described in Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," which was issued by the Securities and Exchange Commission: inventory, goodwill, allowance for doubtful accounts, and warranty policy.

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

Impact of Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) is effective for public companies for interim or annual periods beginning after June 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows.

SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The new standard will be effective for the company, beginning July 1, 2005. The company has not yet completed their evaluation but expects the adoption to have an effect on the financial statements similar to the pro-forma effects reported above.

In November 2004, the FASB issued SFAS 151, Inventory Costs, which revised ARB 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 151 will have a material impact on the Company's financial statements.

The FASB issued SFAS 153, Exchanges of Nonmonetary Assets, which changes the guidance in APB Opinion 29, Accounting for Nonmonetary Transactions. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 153 will have a material impact on the Company's financial statements.

OVERVIEW

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

We have been reviewing business acquisition and alliance opportunities, which is intended to be our primary vehicle for creating long-term growth for investors. Our "opportunistic" growth strategy is targeted to specific candidates in the outdoor lighting (primarily fixtures and accessories) or pole structure industry. More specifically, we intend to focus initially on small, privately owned companies with positive earnings on a stand alone basis or with the ability to be positive immediately after acquisition through operating efficiencies. Without significant incremental expenditure, it is anticipated that annual revenue of the target companies can be increased in the near future by introducing the new products into our existing distribution channels.

We believe we have benefited from initiating our own manufacturing operations beginning in December 2004. We have been able to control our production deliveries and quality more closely. Further, we are beginning to see manufacturing efficiencies enhance our gross margin percentage earned on sales.

Our strategy has been further enhanced by the commitment of approximately $2 million restricted cash investment by Laurus Master Fund Ltd. to finance mergers, joint ventures or other strategic business alliances as the need arises. Laurus has also provided an additional $3 million revolving line of credit at a floor rate of 6%.

On September 30, 2004, the Company entered into a financing arrangement with Laurus which included (1) a Secured Convertible Term Note in the principal amount of two million dollars ($2,000,000), (the "Term Note") and (2) a Secured Revolving Note (the "Revolving Note") and a Secured Convertible Minimum Borrowing Note (together with the Revolving Note, the "AR Notes") in the aggregate principal amount of up to three million dollars ($3,000,000). The Term Note and AR Notes are convertible into the Company's common stock at an initial fixed conversion price of $2.66 per share. In connection with the Term Note and AR Notes, the Company issued Laurus a Common Stock Purchase Warrant for the purchase of up to 472,000 shares of our common stock, exercisable until September 30, 2009 at a price of $3.00 per share (the "Warrant"). On December 3, 2004, the terms of the Term Note and AR Notes were amended such that Catalyst received an advance on $600,000 of the funds agreed to be advanced in exchange for lowering the fixed conversion price of the Term Note and AR Notes from $2.66 per share to $1.50 per share. Additionally, Laurus also acquired an additional Common Stock Purchase Warrant (together with the Warrant, the "Warrants") for the purchase of up to 100,000 shares of Common Stock, exercisable until December 3, 2009 at a price of $3.00 per share.

THREE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2003

RESULTS OF OPERATIONS

Revenue. For the three months ended December 31, 2004, the recognized revenue was $3,706,146. For the three months ended December 31, 2003, the recognized revenue was $4,451,910. Cost of goods sold for the three months ended December 31, 2004 was $2,558,886, which generated a gross margin of 31.0%, versus 30.6% for the three months ended December 31, 2003. Excluding commissions from sales (See table below), the decrease in revenue can be attributed to an $163,606 (11.7%) decrease in steel area lighting poles, a $731,540 (97.9%) decrease in sales to an OEM customer, and a $106,150 (10.8%) decrease in sports lighting pole sales. The OEM customer listed previously held a lighting contract with Wal-Mart that expired in March 2003. These decreases were partially offset by a $36,778 (17.5%) increase in aluminum area lighting pole sales and a $294,212 (129.7%) increase in highmast lighting pole sales.

Our agents have the ability to sell our products at or above the base price of our products, and our commission structure pays agents 100% of the overage above our base price. The table below itemizes commission revenue generated from the 100% overage and revenue generated from our base price.

                             For the Three Months Ended December 31,
                                   2004                 2003
                                 ----------          ----------
Base Price Revenue               $3,046,409          $3,740,799

Commission Revenue                  659,738             711,111

                                 ----------          ----------
Gross Sales                      $3,706,147          $4,451,910
                                 ==========          ==========

General, selling, and administrative expense (GSA expense). For the three months ended December 31, 2004, GSA expense totaled $1,395,434, compared to $1,329,664 for the three months ended December 31, 2003. The increase in GSA expense resulted from an increase in bad debt expense, property taxes, legal and professional fees, warranty expense, and consideration for extension of subordinated debt. This was partially offset by a decrease in commission expense.

Bad debt expense. For the three months ended December 31, 2004, bad debt expense totaled $30,633, compared to $9,370 for the three months ended December 31, 2003. The increase in bad debt expense is the result of an increase in actual uncollectible accounts during the period as well as an increase in the percentage of sales used to record bad debt expense.

Property tax expense. For the three months ended December 31, 2004, property tax expense totaled $37,773, compared to $4,500 for the three months ended December 31, 2003. The increase in property tax expense is the result of taxes on property and equipment associated with the Company's manufacturing facility. The manufacturing facility was opened in late December 2003.

Legal and professional fees. For the three months ended December 31, 2004, legal and professional fees totaled $39,420, compared to $23,329 for the three months ended December 31, 2003. The increase in legal and professional fees is the result of outside counsel's review of the restructuring of our AR and Term Notes and services provided in connection with legal proceedings against the company.

Warranty Expense. For the three months ended December 31, 2004, warranty expense totaled $37,042, compared to $18,787 for the three months ended December 31, 2003. The increase in warranty expense is related to the actual charges received from various customers to correct field issues.

Consideration for extension of subordinated debt. For the three months ended December 31, 2004, consideration for extension of subordinated debt was $30,000, compared with $0 for the three months ended December 31, 2003. The increases in consideration for extension of subordinated debt for the comparative periods reflects charges associated with the extension of a $250,000 subordinated note due on December 31, 2004 to December 31, 2005. The consideration paid was non-cash as it was paid in common equity securities to the lender.

Commission expense. For the three months ended December 31, 2004, commission expense totaled $659,738, compared to $711,111 for the three months ended December 31, 2003. The decrease in commissions is the result of a decrease in total revenues as compared to the previous comparative periods.

Interest expense. Interest expense for the three months ended December 31, 2004 was $218,212, compared with $97,384 for the three months ended December 31, 2003. The increase in interest expense for the comparative periods reflect the increase in the operating credit line, the addition of the $2,000,000 Term Note, as well as amortization of debt discount that was associated with the issue of common stock warrants. The Company also issued stock as payment for $36,962 in accrued interest.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2004, we had a working capital deficit of $2,152,888. We also incurred a net loss for the three month period ending December 31, 2004 of $466,386. We believe the loss is due to the seasonality of the sports and area lighting pole business and the impact of the loss of Wal-Mart business through an OEM customer.

We are also seeking to increase both cash flow and profitability by growing sales internally as well as through acquisitions. If we do not raise additional equity capital sufficient to provide for positive working capital and are unable to return in the near term to profitability, we may be required to curtail future operations and/or liquidate assets or enter into credit arrangements on less than favorable terms than would normally be expected, to provide for future liquidity.

Cash used in operations for the three months ended December 31, 2004 and 2003 was ($682,554) and ($116,585), respectively. The cash used by operations for the three months ended December 31, 2004 resulted primarily from a loss of $466,386 and a decrease in accounts payable of $854,782. This was partially offset by a decrease in trade receivables of $219,946, and a decrease in inventory of $243,459.

Cash provided by (used in) investing activities for three months ended December 31, 2004 and 2003, was $591,283 and ($25,405), respectively. This was primarily a result of the release of $600,000 of restricted cash from the Term Note for the three month period ending December 31, 2004.

Cash provided by (used in) financing activities for the three months ended December 31, 2004 and 2003 was ($146,768) and $81,455, respectively. For the three months ended December 31, 2004 there was a decrease in revolving notes payable of $240,635, proceeds from issuance of long-term debt of ($53,899), and common stock issuance of $147,766.

Material cash requirements for the next twelve months not in the ordinary course of business relate to the soliciting and closing of possible acquisition targets or other strategic opportunities. Regarding repayment of debt, over the next 12 months our current maturities of long term debt as of December 31, 2004 is $1,291,060, consisting of subordinated debt. For the next 12 months, one $250,000 payment is due on December 31, 2005, one $92,850 was due on June 30, 2004, one $217,850 payment is due on June 30, 2005, and one $700,000 payment is due on July 31, 2005, while the rest is spread evenly over the entire year. We intend to fund future payments on these obligations through operational cash flow, further utilization of our existing credit facility with Laurus, and adding additional subordinated debt.

As of December 31, 2004, the Company had a $3,000,000 senior, secured credit facility with Laurus Master Fund, LTD., evidenced by a Secured Revolving Note (the "Revolving Note") and a Secured Convertible Minimum Borrowing Note (together with the Revolving Note, the "AR Notes"). The Company can borrow the lesser of $3,000,000 or the aggregate of 90% of eligible accounts receivable and 50% of eligible inventory up to $1,000,000 as defined in the agreement with Laurus. The Company's outstanding balance at December 31, 2003 was $2,795,492.

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

      We are in the process of performing a detailed assessment of our internal controls as required by the Sarbanes-Oxley Act of 2002. We are in the scoping phase and have identified potential control deficiencies in our system of internal controls and will implement policies and procedures to remediate these deficiencies during the testing and remediation phase. To ensure that we address these issues thoroughly, effectively and timely, we have supplemented our internal project team with the services of an outside specialist.


(b) CHANGES IN INTERNAL CONTROLS. There were no significant changes in our internal controls or to our knowledge, in other factors that could materially affect, or would be reasonably likely to materially affect, our disclosure controls and procedures, or our internal control over financial reporting, subsequent to December 31, 2004.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS. On April 28, 2004, FWT, Inc. sued the Company for breach of contract and attorney's fees. The lawsuit relates to an unpaid purchase order in the amount of $30,609.00 which is disputed by the Company. The Company filed an answer on June 8, 2004 and in addition to denying liability to FWT, the Company asserted claims for breach of contract and negligence against a third party, Double R Transport and Farms, Inc. The Company has reached an agreement in principle to settle its claims against Double R and it intends to vigorously defend itself against FWT's claims if that settlement is not finalized.

An Application for Mechanic's and Materialman's Lien; Demand for Payment; Notice of Mechanic's and Materialman's Lien and Demand for Payment was filed in the Circuit Court of the Third Circuit, State of Hawaii filed June 4, 2004 (the "Application"). This application was filed by GE Sports Lighting Systems, LLP ("GE") against Whitco and Kamehameha Schools/Bernice Pauahi Bishop Estate (the "Estate"), Hawaiian Dredging/Kajima and Does 1-50. GE is a contractor of a project to build sports complexes at two different schools on property owned by the Estate and hired us to provide lighting poles for the project. GE claims it is owed $313,385. Although it is not expressly stated in the Application, based on subsequent discussions with all parties, it appears the Estate withheld payment from GE due to the installation of the lighting poles using bolts that were different from those originally ordered. We proposed a fix which was approved in writing by both GE and the Estate. We then implemented this fix and have received verbal approval of such fix from all parties, including an independent architect hired by the Estate. Although the next appearance before the court on the Application is currently scheduled for April 13, 2005, we have been notified verbally that once all written approvals have been received by GE, the Application is expected to be withdrawn.

On September 27, 2004, the Trustee for the Warren Electric Group, Ltd. bankruptcy estate sued the Company for recovery of $17,250.00 allegedly paid to the Company in the 90 days prior to Warren Electric's bankruptcy. The Company reached a settlement on December 20, 2004 by which we paid the Warren Liquidating Trust $8,625 and the suit was dismissed.

ITEM 2.     CHANGES IN SECURITIES.
None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.
None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
Not applicable.

ITEM 5.     OTHER INFORMATION.
None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(a)       Exhibits

31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2004.

31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2004.

32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2004.

32.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2004.

(b) Reports on Form 8-K. Form 8-K filed October 5, 2004 Amendment to Form 8-K filed December 3, 2004

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant: CATALYST LIGHTING GROUP, INC.

Date: February 14, 2005
                               -------------------------------------------------
                               Dennis H. Depenbusch
                               Chief Executive Officer, Chairman of the Board of Directors, Chief Financial Officer and Secretary