Form 10KSB/A
period 2004-09-30
CATALYST LIGHTING GROUP INC
filed 2005-02-17
CIK 1161582

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended September 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from_____________ to _______________

                        Commission File Number 333-75044

                          CATALYST LIGHTING GROUP, INC.
                          -----------------------------
                         (formerly WENTWORTH III, INC.)
                         ------------------------------
                 (Name of small business issuer in its charter)

                Delaware                                 84-1588927
     ------------------------------       ------------------------------------
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

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      The issuer's revenues for the fiscal year ended September 30, 2004 were $16,358,303.

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


      Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]


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

Equity Compensation Plan Information

--------------------------------------------------------------------------------
Plan category            Number of          Weighted-average  Number of
                         securities to be   exercise price of securities
                         issued upon        outstanding       remaining
                         exercise of        options, warrants available for
                         outstanding        and rights        future issuance
                         options, warrants                    under equity
                         and rights                           compensation
                                                              plans (excluding
                                                              securities
                                                              reflected in
                                                              column (a))

                          (a)               (b)               (c)

--------------------------------------------------------------------------------
Equity
compensation
plans approved by
security holders

2003 Stock Option Plan   843,632            $.70              656,368
--------------------------------------------------------------------------------
Equity
compensation
plans not
approved by
security holders

                              7,100 (1)     $3.125
                            165,000 (2)     $2.485
                            472,000 (3)     $3.00
--------------------------------------------------------------------------------
Total                     1,487,732         $1.639            656,368

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



                                                                        Weighted
                                                                         Average
Name               Title                         # Options Issued    Exercise Price
------------       ---------------------------   ----------------    --------------

Henry Glover       President/CEO (of Whitco)           250,222         $   0.86
Kevin B. Medlin    Former Vice President Sales          98,279         $   0.86
Thomas Lach        Vice President Engineering           98,279         $   0.86
Ben Mosqueda       Manager Quotations/Drafting          11,727         $   0.86
Kip Pritchard      Vice President                      350,125         $   0.30
Brady Basil        Chief Financial Officer              20,000         $   2.50
Larry Richardson   National Sales Manager               15,000         $   2.50

Total                                                  843,632


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

PARTNERSHIP UNITS ISSUED:


                                       Total Purchase     Partner Units   Equivalent
Name                                       Amount         Purchased       Common Shares
---------------------------------------------------------------------------------------
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

Subordinated Debt Issued:

Name                                                Total       Expiration Date    Interest Rate
------------------------------------------------------------------------------------------------

Larry D. Doskocil, Trustee of the Larry
D. Doskocil Living Trust UAD February
20, 1986, as amended                               $250,000       May 1, 2004           15%
                                                   $ 20,000       May 1, 2007           15%

James K. "Kip" Pritchard                           $150,000       May 1, 2007           15%

Dennis H. Depenbusch and Darcilyn
H. Depenbusch as co-trustees, or
their successors in trust, of the Dennis H.
Depenbusch Revocable Trust,
Dated December 21, 1998                            $ 75,000       May 1, 2007           15%

Jacqueline N. Middelkamp                           $ 50,000       May 1, 2007           15%

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


                                 Total Purchase   Partner Units      Equivalent
Name                                 Amount         Purchased      Common Shares
--------------------------------------------------------------------------------
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


                                           Vesting
                                           Partnership Units
                    Issue                  Granted Pursuant           Price Per
Name                 Date       Period     to Option                  Unit
-------------      --------    -------     -----------------          ---------
Kip Pritchard       6/30/00          0              105               $1,000
Tom Lach           10/30/00    5 years               22               $2,913
Kevin Medlin        10/1/01    5 years               22               $2,916
Henry Glover         1/1/02    0 years               57               $2,916
Henry Glover       12/31/02    0 years             17.5               $2,890
Tom Lach           12/31/02    0 years                7               $2,890
Kevin Medlin       12/31/02    0 years                7               $2,890
Ben Mosqueda       12/31/02    0 years              3.5               $2,890

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

                                                                    Weighted Average
Name                 Title                        # Options Issued    Exercise Price
----------------     ---------------------------  ----------------  ----------------

Henry Glover         President                       250,222           $   0.86
Kevin B. Medlin      Vice President Sales             98,279           $   0.86
Thomas Lach          Vice President Engineering       98,279           $   0.86
Ben Mosqueda         Manager Quotations/Drafting      11,727           $   0.86
Kip Pritchard        Vice President                  350,125           $   0.30
Brady Basil          Chief Financial Officer          20,000           $   2.50
Larry Richardson     National Sales Manager           15,000           $   2.50

Total                                                843,632



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

                                12 Months        12 Months
                                  Ended            Ended
                                9/30/2004        9/30/2003

Sales                         $ 16,358,303    $ 15,758,570
----------------------------------------------------------
Cost of Sales                 $ 11,695,063    $ 10,834,944
----------------------------------------------------------
Gross margin on Sales         $  4,663,240    $  4,923,626
----------------------------------------------------------
General Selling and
Administrative Expenses       $  5,895,194    $  4,934,542
----------------------------------------------------------
Loss from Operations          $ (1,231,954)   $    (10,916)
----------------------------------------------------------
Reverse Merger Expense        $       --      $    606,621
----------------------------------------------------------
Interest Expense              $    361,719    $    326,844
----------------------------------------------------------
Loss Before Taxes and
Pro Forma Income Taxes        $ (1,593,673)   $   (944,381)
----------------------------------------------------------
Provision for (Benift From)
Taxes                         $    (61,134)   $     61,134

Loss Before Pro Forma
Taxes                         $ (1,532,539)   $ (1,005,515)

Pro Forma Income Taxes        $       --      $   (214,000)
----------------------------------------------------------
Pro Forma Net Loss            $ (1,532,539)   $   (791,515)
----------------------------------------------------------

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


                     For the 12 Months Ended September 30,

                         2004                  2003
                     ------------         -------------

Base Price Revenue     13,490,210            13,200,725

Commission Revenue      2,868,092             2,557,846

                     ------------         -------------
Gross Sales            16,358,302            15,758,571
                     ============         =============


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

Liquidity and Capital Resources

At September 30, 2004, Catalyst Lighting Group's working capital deficit was $2,440,188, which represented a decrease in working capital of $1,566,538 over September 30, 2003. Working capital account changes include an increase in cash from $96,591 at September 30, 2003 to $501,429 at September 30, 2004, an increase in inventory from $1,311,130 at September 30, 2003 to $1,739,803 at September 30, 2004, an increase in revolving note payable from $2,072,522 at September 30, 2003 to $2,570,457 at September 30, 2004, and a decrease in accrued liabilities from $806,936 at September 30, 2003 to $649,966 at September 30, 2004. Other account changes include a decrease accounts receivable of $796,272, a decrease in deferred tax asset of $47,699, an increase in accounts payable of $383,757, an increase current maturities of long-term debt of $838,155, and an increase in pre-paid expenses of $6,799. The increase in payables and inventory was partially attributed to increased raw material cost for delivery of product in 2004. The changes in accrued liabilities and pre-paid expenses are related to normal timing of the different category of accounts through this year. The decrease in working capital is primarily the result of the $1,532,539 loss for the year ended September 30, 2004.

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

Subsequent Events:
------------------

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

Code of Ethics
--------------

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

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits.

    Exhibit
    Number         Description

                   Financial Statements - December 31, 2002

                   Index...................................................F-1
                   Report of Independent Registered Accounting Firm........F-2
                   Balance Sheet...........................................F-4
                   Statement of Operations.................................F-5
                   Statement of Changes in Stockholders' Equity............F-6
                   Statements of Cash Flows................................F-7
                   Notes to Financial Statements...........................F-8

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
                   Group, Inc. into Wentworth III, Inc.

 ***10.1           Escrow Agreement

    10.2           Lease by and between the Company and BMF, LLC

    31.1 Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Securities and Exchange Commission Release 34-46427

    32.1 Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated herein by reference to exhibit 2.1 of the Company's Form 8-K, filed with the Securities and Exchange Commission on September 15, 2003.

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

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Worth, Texas, on this 17th day of December, 2004.


                                    CATALYST LIGHTING GROUP, INC.


                                    By: /s/ Dennis H. Depenbusch
                                       ------------------------------------
                                         Dennis H. Depenbusch
                                         Chief Executive Officer, Secretary and
                                         Chairman of the Board of Directors

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following members of the Board of Directors on behalf of the Registrant and on this 17th day of December 2004:

/s/ Henry Glover
-------------------------------------
Henry Glover, President and Director

/s/ Kevin R. Keating
-------------------------------------
Kevin R. Keating, Director

/s/ Mary Titus
-------------------------------------
Mary Titus, Director

/s/ Tracy B. Taylor
-------------------------------------
Tracy B. Taylor, Director

                          INDEX TO FINANCIAL STATEMENTS




Report of Independent Registered Public Accounting Firm.......................42

Consolidated Balance Sheet - as of September 30, 2004.........................43

Consolidated Statements of Operations - For the Years Ended September 30,
2004 and 2003.................................................................44

Consolidated Statements of Changes in Stockholders' Equity - For the Years
Ended September 30, 2004 and 2003.............................................45

Consolidated Statements of Cash Flows - For the Years Ended September 30,
2004 and 2003.................................................................46

Notes to Consolidated Financial Statements....................................47

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

Denver, Colorado
November 5, 2004

                          CATALYST LIGHTING GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                            As of September 30, 2004


                                                                                    SEPTEMBER 30,
                                                                                        2004
                                                                                   --------------
                                     ASSETS
                                     ------
CURRENT ASSETS:
    Cash                                                                           $      501,429
    Trade receivables, less allowance for doubtful accounts of $42,822                  2,676,504
    Inventories, net of reserve of $18,343                                              1,739,803
    Prepaid expenses and other                                                             56,301
                                                                                   --------------
         Total current assets                                                           4,974,037

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $95,653                        163,138

OTHER ASSETS:
    Goodwill                                                                            2,971,362
    Restricted cash                                                                     1,927,990
    Deferred financing cost                                                               401,306
    Other                                                                                  15,793
                                                                                   --------------
         Total other assets                                                             5,316,451
                                                                                   --------------

TOTAL ASSETS                                                                       $   10,453,626
                                                                                   ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
    Revolving note payable                                                         $    2,570,457
    Current maturities of long-term debt:
        Related party                                                                     250,000
        Other                                                                           1,112,289
    Accounts payable                                                                    2,831,513
    Accrued commissions                                                                   314,879
    Other accrued liabilities                                                             335,087
                                                                                   --------------

         Total current liabilities                                                      7,414,225
                                                                                   --------------

LONG-TERM DEBT, less current maturities:
    Related party                                                                          50,000
    Other                                                                               1,863,639
                                                                                   --------------
         Total long-term debt                                                           1,913,639

COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS' EQUITY:
    Preferred stock - $.01 par value; authorized 10,000,000 shares, none issued                 -
    Common stock - $.01 par value; authorized 40,000,000 shares,
       3,756,051 and 3,391,368 shares issued and outstanding, respectively                 37,561
    Additional paid-in capital                                                          3,143,757
    Accumulated deficit                                                                (2,055,556)
                                                                                   --------------
         Total stockholders' equity                                                     1,125,762
                                                                                   --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $   10,453,626
                                                                                   ==============


        See accompanying notes to these consolidated financial statements

                        CATALYST LIGHTING GROUP, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
               For the years ended September 30, 2004 and 2003

                                                       FOR THE YEARS ENDED
                                                          SEPTEMBER 30,
                                                   ----------------------------
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
                                                   ============    ============

        See accompanying notes to these consolidated financial statements

                          CATALYST LIGHTING GROUP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 For the years ended September 30, 2004 and 2003



                                                            COMMON STOCK         ADDITIONAL
                                                      ------------------------    PAID-IN       ACCUMULATED    STOCK-HOLDERS
                                                        SHARES       AMOUNT       CAPITAL         DEFICIT         EQUITY
                                                     -----------   -----------   -----------    -----------    -----------

BALANCE, October 1, 2002                               2,800,995   $    28,010   $   626,990    $   482,498    $ 1,137,498

    Issuance of shares in reverse merger                 200,000         2,000        (1,200)            --            800
    Common stock issued for services                     200,000         2,000       386,000             --        388,000
    Retirement of long term debt by conversion to
       equity interest                                   190,373         1,904       373,096             --        375,000
    Warrants issued as consideration for debt                 --            --        70,098             --         70,098
    Net loss                                                  --            --            --     (1,005,515)    (1,005,515)
                                                     -----------   -----------   -----------    -----------    -----------

BALANCE, September 30, 2003                            3,391,368   $    33,914   $ 1,454,984    $  (523,017)   $   965,881

    Common stock issued, net of offering cost of
$                                           70,904       255,501         2,555       565,293             --        567,848
    Common stock issued for services                     109,182         1,092       310,077             --        311,169
    Warrants  and beneficial conversion feature in
       association with debt                                  --            --       813,403             --        813,403
    Net loss                                                  --            --            --     (1,532,539)    (1,532,539)
                                                     -----------   -----------   -----------    -----------    -----------

BALANCE, September 30, 2004                            3,756,051   $    37,561   $ 3,143,757    $(2,055,556)   $ 1,125,762
                                                     ===========   ===========   ===========    ===========    ===========

        See accompanying notes to these consolidated financial statements

                          CATALYST LIGHTING GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the years ended September 30, 2004 and 2003

                                                                YEAR ENDED      YEAR ENDED
                                                               SEPTEMBER 30,   SEPTEMBER 30,
                                                                   2004            2003
                                                                -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                     $(1,532,539)   $(1,005,515)
   Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
         Amortization of debt discount                               35,449         35,449
         Provision for doubtful accounts                             87,189             --
         Loss on sale of property and equipment                          --         17,768
         Depreciation and amortization                               37,759         29,648
         Common stock issuance for services                         311,169        388,000
         Deferred Taxes                                             (61,134)        61,134
         Change in operating assets and liabilities:
            Trade receivables, related and other                    709,082     (1,192,666)
            Inventories                                            (428,674)      (459,097)
            Prepaid expenses and other                               20,894        (29,473)
            Other assets                                                 --          2,018
            Accounts payable                                        383,759      1,151,820
            Other accrued liabilities                              (156,968)       103,393
                                                                -----------    -----------
      Net cash provided by (used in) operating activities          (594,014)      (897,521)
                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash assumed in acquisition                                           --         45,000
   Purchase of property and equipment                               (85,700)       (28,740)
   Restricted cash                                               (1,927,990)            --
                                                                -----------    -----------
      Net cash used in investing activities                      (2,013,690)        16,260
                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in due on demand revolving               259,091        985,497
   note payable
   Proceeds from issuance of long-term debt                       1,928,000             --
   Proceeds from long-term revolving payable                        408,887             --
   Payments on notes payable                                       (151,283)        (7,645)
   Common stock issuance                                            567,849             --
                                                                -----------    -----------
      Net cash provided by financing activities                   3,012,544        977,852
                                                                -----------    -----------

      NET CHANGE IN CASH                                            404,839         96,591
CASH, at beginning of period                                         96,591             --
                                                                -----------    -----------
CASH, at end of period                                          $   501,430    $    96,591
                                                                ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for interest                       $   298,071    $   326,020
                                                                ===========    ===========
SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
   Conversion of long-term debt to equity interest              $        --    $   375,000
                                                                ===========    ===========
   Issuance of common stock for acquisition                     $        --    $       800
                                                                ===========    ===========
   Warrants issued in association with debt                     $   813,403    $        --
                                                                ===========    ===========
   Payoff of revolving note payable through issuance of  debt   $ 3,930,427    $        --
                                                                ===========    ===========

      See accompanying notes to these consolidated financial statements

                          CATALYST LIGHTING GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    SUMMARY OF ACCOUNTING POLICIES:
      -------------------------------

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

     Liquidity and Basis of Presentation - At September 30, 2004, working capital deficit was $2,440,188. The Company also incurred a net loss for fiscal 2004 of $1,532,539.

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

     Depreciation expense for the years ended September 30, 2004 and 2003 was $37,759 and $29,650, respectively. Maintenance, repairs and renewals which

                          CATALYST LIGHTING GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS neither materially add to the value of property and equipment nor appreciably prolong its life are charged to operations as incurred. Gains or losses on disposals of property and equipment are included in income.

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

     Receivables and Credit Policies - Trade receivables consist of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days of the invoice date, with the exception of certain OEM customers who mandate extended terms. Past due receivables do not bear interest. Payments on trade receivables are applied to the

                          CATALYST LIGHTING GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS earliest unpaid invoices. Management reviews trade receivables periodically and reduces the carrying amount by a valuation allowance that reflects management's best estimate of the amount that may not be collectable.

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

      Stock-Based Compensation - The Company accounts for stock-based compensation for employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for options granted to employees is measured as the excess, if any, of the

                          CATALYST LIGHTING GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      market price of the Company's common stock at the measurement date
      (generally, the date of grant) over the amount an employee must pay to acquire the common stock.

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

                                           September      September
                                              30,            30,
                                             2004           2003
                                           ---------      ---------

               Dividend yield                 0%             0%
               Volatility**                 34.47%           0%
               Risk free interest rate       4.74%          3.83%
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

2.    REVERSE MERGER WITH WHITCO LLP:
      -------------------------------

     Effective August 27, 2003, Wentworth III merged with Whitco LP, a privately held Texas-based manufacturer and marketer of steel outdoor lighting pole structures. Whitco LP (as successor in interest to Whitco Company LLP) completed the merger to become a publicly reporting entity to pursue

                          CATALYST LIGHTING GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS acquisitions and other strategic opportunities as well as raise capital from the public markets. Whitco LP's management and board assumed significant majority control of Wentworth III through a merger structure whereby Whitco LP became a wholly-owned subsidiary of Wentworth III, Inc. Subsequent to the merger, Wentworth III changed its name to Catalyst Lighting Group, Inc. For financial statement purposes, this transaction has been treated as a reverse merger, whereby Whitco LP is considered the acquiring company. 200,000 shares of the Company's common stock were effectively issued to the shareholders of Wentworth III in the merger. The ownership units of Whitco LP outstanding prior to the merger have been converted to common stock and treated as outstanding as of the beginning of the periods presented. The results of operations of Catalyst Lighting Group, Inc. are included in the Consolidated Statements of Operations for the period from August 28, 2003 to September 30, 2003.

     As a result of the reverse merger with a shell company, the value assigned to the assets and liabilities was their fair value, which approximated its historical basis. The following table summarizes the values of the tangible assets and liabilities assumed at August 27, 2003, the date of acquisition:

               Cash                             $    45,000
               Current liabilities                  (45,000)
                                                -----------
               Net assets acquired              $        --
                                                ===========


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

                                                                         For the Year
                                                                             Ended
                                                                         September 30,
                                                                             2003
                                                                          (unaudited)
                                                                         ------------

              Net sales                                                  $ 15,758,571



                          CATALYST LIGHTING GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              Net income (loss) before pro forma income tax                (1,027,962)
              Net income (loss) after pro forma income tax                   (805,634)
              Income  (loss)  per  share  (diluted)  before  pro forma
                 income tax                                                     (0.35)


3.    INVENTORIES:
      ------------
     Inventories are comprised of the following:

                                              September 30,        September 30,
                                                  2004                  2003
                                              -----------           -----------

              Raw materials                   $ 1,267,100           $ 1,096,952
              Work in process                           0               238,098
              Finished goods                      491,046                40,778
                                              -----------           -----------
                                                1,758,146             1,375,828
              Less reserve                        (18,343)              (64,698)
                                              ===========           ===========
                                              $ 1,739,803           $ 1,311,130
                                              ===========           ===========


3.    NOTE PAYABLE AND LONG-TERM DEBT:

     Note payable and long-term debt at year end consists of the following:

                                                                       September 30,
                                                                           2004
                                                                       -------------

      Noninterest-bearing note payable to an individual, discounted at 6.3% (unamortized discount of $13,102 at September 30,
      2004), payable in annual installments of $217,851, The Company is delinquent on $142,851 of a payment that was due on June
      30, 2004 (a)                                                     $   347,599

      Noninterest-bearing note payable to an individual, discounted at 6.22% (unamortized discount of $1,688 at September 30,
      2004), payable in monthly installments of $7,375 (a)                  64,690

      Note payable to an entity, principal due July 31, 2005,
      interest payable monthly at a fixed rate of 15% (b)                  700,000

      Subordinated note payable to a former owner of Whitco LLP, due
      April 30, 2007, rate 15%, unsecured                                  150,000

      Note payable to an entity related to a stockholder, principal
      and 10% interest due on December 31, 2004 (c)                        250,000


                          CATALYST LIGHTING GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       September 30,
                                                                           2004
                                                                       -------------

      Subordinated note payable to a stockholder, due April 30,
      2007, rate 15%, unsecured                                             50,000

      Convertible term note to an entity, principal due September
      30, 2007, (original and unamortized discount of $286,361 at
      September 30, 2004) (d)                                            1,713,639

      Convertible revolving note to an entity, principal due
      September 30, 2007, discounted (original and unamortized
      discount of $429,543 at September 30, 2004) (d)                    2,570,457
                                                                       -----------
                                                                         5,846,385
      Less current maturities                                           (3,932,746)
                                                                       -----------

                                                                       $ 1,913,639
                                                                       ===========


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

      (d) On September 30, 2004, the Company entered into a financing arrangement with an entity (the "Entity") which included (1) a Secured Convertible Term Note in the principal amount of two million dollars ($2,000,000), (the "Term Note") and (2) a Secured Revolving

                          CATALYST LIGHTING GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            Note (the "Revolving Note") and a Secured Convertible Minimum Borrowing Note (together with the Revolving Note, the "AR Notes") in the aggregate principal amount of up to three million dollars ($3,000,000). The Term Note and AR Notes are convertible into the Company's common stock at an initial fixed conversion price of $2.66 per share. In connection with the Term Note and AR Notes, the Company issued the entity Common Stock Purchase Warrant for the purchase of up to 472,000 shares of our common stock, exercisable until September 30, 2009 at a price of $3.00 per share (the "Warrant"). On December 3, 2004, the terms of the Term Note and AR Notes were amended such that Catalyst received an advance on $600,000 of the funds agreed to be advanced in exchange for lowering the fixed conversion price of the Term Note and AR Notes from $2.66 per share to $1.50 per share. Additionally, the Entity also acquired an additional Common Stock Purchase Warrant for the purchase of up to 100,000 shares of Common Stock, exercisable until December 3, 2009 at a price of $3.00 per share.

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

      Aggregate annual maturities of long-term debt at September 30, 2004, not including the related discounts, are as follows:


             2005                                         $ 4,377,078
             2006                                                   -

                          CATALYST LIGHTING GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             2007                                           2,200,000
                                                          -----------

                                                          $ 6,577,078
                                                          ===========

     During the years ended September 30, 2004 and 2003, the Company had $36,531 and $33,416, respectively, of accrued interest expense on notes due to related parties.

5.    MAJOR CUSTOMERS, MAJOR SALES AGENCIES AND SIGNIFICANT CONCENTRATIONS:
      ---------------------------------------------------------------------

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

      Following is a summary of option activity:

                          CATALYST LIGHTING GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                        Range of          Weighted
                                     Employee       Exercise Prices       Average
                                     Options       -----------------      Exercise
                                    Outstanding     Low         High       Price
                                    -----------    -----       -----      --------

     Balances, October 1, 2002       690,197       $ .30       $ .86       $ .58

        Granted                      118,435         .86         .86         .86
                                     -------       -----       -----       -----
     Balances, September 30, 2003    808,632       $ .30       $ .86       $ .62

        Granted                       35,000        2.50        2.50        2.50
                                     -------       -----       -----       -----
     Balances, September 30, 2004    843,632       $ .30       $2.50       $ .70
                                     =======       =====       =====       =====

     Vested options                  630,519       $ .30       $2.50       $ .58
                                     =======       =====       =====       =====


     If not previously exercised, options expire as follows:

                                                             Weighted
                                                              Average
         Year Ending                           Number of     Exercise
         September 30,                           Shares        Price
         -------------                         ---------     --------

            2010                                 423,836    $    .40
            2011                                  75,386         .86
            2012                                 309,410         .86
            2014                                  35,000        2.50
                                                 -------

                                                 843,632
                                                 =======

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
                                            =======          =====


7.    RELATED PARTY TRANSACTIONS:
      ---------------------------

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

8.    COMMITMENTS AND CONTINGENCIES:
      ------------------------------

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


9.    INCOME TAXES:
      -------------

     The Company has a net operating loss carryforward of approximately $1,800,000 available to offset taxable income with portions beginning to expire in 2021. A portion of the net operating loss may be subject to
     Section 382 limitations.

     The components of the net deferred tax assets and liabilities as of September 30, 2004 are as follows:

         Deferred tax assets (liabilities):
               Current -
                     Allowance for bad debts               $    16,000
                     Inventory reserve                           7,000
                     Warranty reserve                            8,000
                     Section 263A                                8,000
                     Accrued Commissions                        29,000

               Non-current -
                     Net operating loss carryforwards          647,000
                     Property and equipment                    (30,000)
                     Goodwill and intangibles                 (156,000)
                                                           -----------
                     Net deferred tax assets                   529,000

               Less valuation allowance                       (529,000)
                                                           -----------

                          CATALYST LIGHTING GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               Net deferred tax assets                     $         -
                                                           ===========



     During the fourth quarter, the Company decided that it was more probable than not that the net deferred tax assets will not be realized in the future and recorded the valuation allowance. Thus, the valuation allowance increased from $0 at September 30, 2003 to $529,000 at September 30, 2004.

     The difference between income taxes and the provision for income taxes for the years ended September 30, 2004 and 2003 relates to the following:

                                                         2004          2003
                                                      ---------    ---------

        Benefit provision at federal statutory rate   $(542,000)   $(321,000)
        State  income tax  benefit,  net of Federal
        income tax benefit
                                                      (49,000)     (30,000)
        Non-deductible  legal fees  associated with          --      185,000
        merger
        Tax  effects of Whitco LLP losses  prior to          --      161,000
        merger
        Other                                             1,000       66,134
        Valuation allowance                             529,000            -
                                                      ---------    ---------
                                                      $ (61,000)   $  61,134
                                                      =========    =========

10.    SUBSEQUENT EVENTS:
       ------------------

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