Form 10QSB/A
period 2004-12-31
CATALYST LIGHTING GROUP INC
filed 2005-04-06
CIK 1161582

U.S. SECURITIES AND EXCHANGE
                             COMMISSION Washington,
                                   D.C. 20549

                                  FORM 10-QSB/A

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2004

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from [____________to___________]

                        Commission file number 333-75044



--------------------------------------------------------------------------------
                          CATALYST LIGHTING GROUP, INC.
        (Exact name of small business issuer as specified in its charter)


                   Delaware                                84-1588927
-----------------------------------------------     -----------------------
 (State or other jurisdiction of incorporation          (I.R.S. employer
               or organization)                      identification number)

               7700 Wyatt Drive
                Forth Worth, TX                               76108
-----------------------------------------------     -----------------------
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


Traditional Small Business Disclosure Format (Check one): Yes |_| No |X|.

                          CATALYST LIGHTING GROUP, INC.

                                TABLE OF CONTENTS


                                                                                       PAGE(S)
PART I   FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                  Condensed Consolidated Balance Sheets as of December 31, 2004
                     (Unaudited) and September 30, 2004                                    4

                  Condensed Consolidated Statements of Operations for the Three Months
                     Ended December 31, 2004 and 2003 (Unaudited)                          5

                  Condensed Consolidated Statements of Cash Flows for the
                     Three Months ended December 31, 2004 and 2003 (Unaudited)             6

                  Notes to Consolidated Financial Statements (Unaudited)                 7 - 10


         ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL                         11
                     CONDITION AND RESULTS OF OPERATION

         ITEM 3.  CONTROLS AND PROCEDURES                                                 16


PART II  OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                                       17

         ITEM 2.  CHANGES IN SECURITIES                                                   18

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                         18

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                     18

         ITEM 5.  OTHER INFORMATION                                                       18

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                        18

         SIGNATURES                                                                       19

         CERTIFICATIONS                                                                 20 - 25

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                  CATALYST LIGHTING GROUP, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                               DECEMBER 31,       SEPTEMBER 30,
                                                                                                   2004                2004
                                                                                              ----------------   -----------------
                                                                                                (Unaudited)         (Restated)**
                                                                                              ----------------   -----------------
                                           ASSETS
CURRENT ASSETS:
    Cash                                                                                      $      263,390     $      501,429
    Trade receivables, less allowance for doubtful accounts of $45,746 and $42,822                 2,425,927          2,676,504
    Inventories, net of reserve of $34,543 and $18,343                                             1,496,343          1,739,803
    Prepaid expenses and other                                                                        22,204             56,301
                                                                                              --------------     --------------
         Total current assets                                                                      4,207,864          4,974,037

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $107,156 and $95,653                      155,884            163,138

OTHER ASSETS:
    Goodwill, net of accumulated amortization of $330,151 and $330,151                             2,971,362          2,971,362
    Restricted Cash                                                                                1,332,459          1,927,990
    Deferred Financing Cost                                                                          414,738            401,306
    Other                                                                                             15,793             15,793
                                                                                              --------------     --------------
         Total other assets                                                                        4,734,352          5,316,451
                                                                                              --------------     --------------

TOTAL ASSETS                                                                                  $    9,098,100     $   10,453,626
                                                                                              ==============     ==============

                            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Revolving note payable
    Current maturities of long-term debt:                                                          2,390,799          2,570,457
        Related party                                                                                250,000            250,000
        Other                                                                                      1,041,060          1,112,289
    Accounts payable                                                                               1,976,731          2,831,513
    Accrued commissions                                                                              448,463            314,879
    Other accrued liabilities                                                                        253,699            335,087
                                                                                              --------------     --------------

         Total current liabilities                                                                 6,360,752          7,414,225
                                                                                              --------------     --------------

LONG-TERM DEBT, less current maturities:
    Related party                                                                                     50,000             50,000
    Other                                                                                          1,880,205          1,863,639
                                                                                              --------------     --------------
         Total long-term debt                                                                      1,930,205          1,913,639

STOCKHOLDERS' EQUITY:
    Preferred stock - $.01 par value; authorized 10,000,000 shares, none issued                           --                 --
    Common stock - $.01 par value; authorized 40,000,000 shares,
       3,834,026 and 3,756,051 shares issued and outstanding, respectively                            38,341             37,561
    Additional paid-in capital                                                                     3,290,743          3,143,757
    Accumulated deficit                                                                           (2,521,941)        (2,055,556)
                                                                                              --------------     --------------
         Total stockholders' equity                                                                  807,143          1,125,762

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $    9,098,100     $   10,453,626
                                                                                              ==============     ==============
**  Derived from the Company's audited consolidated balance sheet at September 30, 2004


   The accompanying notes are an integral part of the condensed consolidated financial statements

                  CATALYST LIGHTING GROUP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  FOR THE THREE MONTHS ENDED
                                                           DECEMBER 31,
                                                 ----------------------------
                                                     2004            2003
                                                 ------------    ------------
                                                 (Unaudited)     (Unaudited)
NET SALES                                        $  3,706,146    $  4,451,910
COST OF SALES                                       2,558,886       3,091,392
                                                 ------------    ------------

GROSS PROFIT ON SALES                               1,147,260       1,360,518

GENERAL, SELLING AND ADMINISTRATIVE EXPENSES        1,395,434       1,329,664
                                                 ------------    ------------

INCOME (LOSS) FROM OPERATIONS                        (248,174)         30,854

OTHER EXPENSE:
    Interest expense                                  218,212          97,385
                                                 ------------    ------------

LOSS BEFORE PROVISION FOR INCOME TAXES               (466,386)        (66,531)

BENEFIT FROM INCOME TAXES                                  --          23,561
                                                 ------------    ------------

NET LOSS                                         $   (466,386)   $    (42,970)
                                                 ============    ============

NET LOSS PER COMMON SHARE:
    Basic                                        $       (.12)   $       (.01)
                                                 ============    ============
    Diluted                                      $       (.12)   $       (.01)
                                                 ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
    Basic                                        $  3,759,441    $  3,391,368
                                                 ============    ============
    Diluted                                      $  3,759,441    $  3,391,368
                                                 ============    ============


   The accompanying notes are an integral part of the condensed consolidated financial statements

                  CATALYST LIGHTING GROUP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            FOR THE THREE MONTHS
                                                                              ENDED DECEMBER 31,
                                                                         ----------------------------
                                                                             2004            2003
                                                                         ------------    ------------
                                                                          (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                             $   (466,386)   $    (42,970)
    Adjustments to reconcile net loss to net cash
         used in operating activities:
             Amortization of debt discount and deferred financing cost         60,212              --
             Provision for doubtful accounts                                   30,633           9,370
             Depreciation and amortization                                     11,501           7,902
             Deferred taxes                                                        --         (23,561)
             Change in operating assets and liabilities:
                 Trade receivables, related and other                         219,946         479,290
                 Inventories                                                  243,459          54,482
                 Prepaid expenses and other                                    34,099          21,637
                 Deferred financing cost                                      (13,432)             --
                 Accounts payable                                            (854,782)       (439,392)
                 Other accrued liabilities                                     52,196        (183,343)
                                                                         ------------    ------------
         Net cash used in operating activities                               (682,554)       (116,585)
                                                                         ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                         (4,249)        (25,405)
    Restricted Cash                                                           595,532              --
                                                                         ------------    ------------
         Net cash provided by (used in) investing activities                  591,283         (25,405)
                                                                         ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in revolving note payable                        (240,635)         77,774
    Proceeds from (Payments on) long-term notes payable                       (53,899)          3,681
    Common Stock Issuance                                                     147,766              --
                                                                         ------------    ------------
         Net cash provided by (used in) financing activities                 (146,768)         81,455
                                                                         ------------    ------------

                                NET CHANGE IN CASH                           (238,039)        (60,535)
CASH, at beginning of period                                                  501,429          96,591
                                                                         ------------    ------------
CASH, at end of period                                                   $    263,390    $     36,056
                                                                         ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for interest                               $     71,717    $     59,880
                                                                         ============    ============
SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
    Common stock issued for debt extension                               $     30,000    $         --
                                                                         ============    ============
    Common stock issued for accrued interest                             $     36,962    $         --
                                                                         ============    ============


   The accompanying notes are an integral part of the condensed consolidated financial statements

                  CATALYST LIGHTING GROUP, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    BASIS OF PRESENTATION

      The financial statements included herein have been prepared by Catalyst Lighting Group, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are effective in making the information presented not misleading. A description of the Company's accounting policies and other financial information is included in the audited consolidated financial statements as filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2004.

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

                                         Three Months Ended
                                          December 31, 2004
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

      If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, the Company's net income and net income per common share would have been reported as follows:


                                                         FOR THE THREE MONTHS ENDED
                                                                 DECEMBER 31
                                                        ----------------------------
                                                            2004            2003
                                                        ------------    ------------
Net loss, as reported                                   $   (466,386)   $    (42,970)
Stock based compensation included in net loss                     --              --
Fair value of stock based compensation                        (4,025)             --
                                                        ------------    ------------
Pro forma net loss                                      $   (470,411)   $    (42,970)
                                                        ============    ============

Net loss per common share, basic:
        As reported                                     $      (0.12)   $      (0.01)
        Stock based compensation included in net loss             --              --
        Fair value of stock based compensation                    --              --
                                                        ------------    ------------
        Pro forma net loss per common share             $      (0.12)   $      (0.01)
                                                        ============    ============

Net loss per common share, diluted:
        As reported                                     $      (0.12)   $      (0.01)
        Stock based compensation included in net loss             --              --
        Fair value of stock based compensation                    --              --
                                                        ------------    ------------
        Pro forma net loss per common share             $      (0.12)   $      (0.01)
                                                        ============    ============

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

3.    LONG-TERM DEBT

      On September 30, 2004, the Company entered into a financing arrangement with Laurus Master Fund, Ltd. ("Laurus") which included (1) a Secured Convertible Term Note in the principal amount of two million dollars ($2,000,000), (the "Term Note") and (2) a Secured Revolving Note (the "Revolving Note") and a Secured Convertible Minimum Borrowing Note

      (together with the Revolving Note, the "AR Notes") in the aggregate principal amount of up to three million dollars ($3,000,000). The Company's customers are required to remit payments directly to a lock box and amounts received are applied to reduce the AR Note outstanding. The Term Note and AR Notes are convertible into the Company's common stock at an initial fixed conversion price of $2.66 per share. In connection with the Term Note and AR Notes, the Company issued Laurus a Common Stock Purchase Warrant for the purchase of up to 472,000 shares of our common stock, exercisable until September 30, 2009 at a price of $3.00 per share (the "Warrant"). On December 3, 2004, the terms of the Term Note and AR Notes were amended such that Catalyst received an advance on $600,000 of the funds agreed to be advanced in exchange for lowering the fixed conversion price of the Term Note and AR Notes from $2.66 per share to $1.50 per share (the fair value of the Company's stock on that date). Additionally, Laurus also acquired an additional Common Stock Purchase Warrant (together with the Warrant, the "Warrants") for the purchase of up to 100,000 shares of Common Stock, exercisable until December 3, 2009 at a price of $3.00 per share. The fair value of these warrants was stated at approximately $27,000 using the Black-Scholes pricing model.

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

The Company states inventory at the lower of cost or market, determined under the first-in, first-out method. We maintain a significant amount of raw material inventory to serve future order demand of customers. While management believes its processes for ordering and controlling inventory are effective, changes in economic or industry conditions may require us to hold inventory longer than expected or write outdated inventory off as the result of obsolescence.

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

We utilize our best estimate for allowance for doubtful accounts based on past history and accruing the expense as a percentage of sales. We grant credit to distributors of sports and area lighting poles located throughout the United States of America. Collateral is generally not required for trade receivables. While we consider our process to effectively quantify its exposure to doubtful accounts, changes in economic, industry or specific customer conditions may require an adjustment of the allowance for doubtful accounts.

Our customers receive a one year product warranty for defects in material and workmanship, providing repair or replacement or refund of the purchase price. We provide an accrual as a reserve for potential warranty costs based on historical experience and accruing as a percentage of sales. While management considers our process to be effective to quantify exposure to warranty claims based on historical performance, changes in warranty claims on a specific or cumulative basis may require us to adjust its reserve for potential warranty costs.

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


OVERVIEW

This amended Form 10-QSB is being filed to restate a portion of Management's Discussion and Analysis as it relates to the transaction with Laurus in accordance with comments received from the Securities and Exchange Commission and to respond to certain other comments received from the staff of the Securities and Exchange Commission. The financial statements and notes thereto, as well as all other disclosures herein unrelated to Laurus, remain unchanged.

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

We were advised on February 11, 2005 by our independent registered public accounting firm that the financial statements contained in our Form 10-KSB filed on December 16, 2004 for our fiscal year ended September 30, 2004 must be restated to reclassify certain of the Company's debt from long term to current. The nature and purpose of the restatement of the financial statements concerned the concept of subjective acceleration as it relates to a portion of the Company's financial arrangements with Laurus, as set forth above.

To borrow money from Laurus pursuant to the AR Notes, once Catalyst is entitled to payment from the sale of goods, it submits a copy of such receivable to Laurus, and, if such receivable falls within Laurus' definition of an "eligible" accounts receivable, Laurus will advance Catalyst up to 90% of the net face amount of such eligible account receivable. The account debtor is notified to make payment to a lockbox controlled, and periodically swept, by Laurus. Once payment is received into this lockbox pursuant to an eligible account receivable, such proceeds are used to repay sums advanced against, and interest earned on, such eligible account receivable. The remainder of the payment from such account debtor is, in Laurus' discretion, either remitted to the Company or credited against other costs, fees and expenses then outstanding under the AR Notes.

The specific change reclassifies certain debt associated with Laurus to Current Liabilities from Long Term Debt, in accordance with the accounting pronouncements guiding the change. Although $2,570,457 of debt was reclassified, this adjustment did not affect Total Assets, Total Liabilities or Stockholders Equity on the Balance Sheet, nor create any change on the Consolidated Statement of Operations. The change also did not affect our borrowing ability with Laurus. Management believes this reclassification could possibly impact the Company by impairing our ability to secure future third party financing, but management also believes this is the only impact on the Company as a result of the reclassification itself.

In accordance with generally accepted accounting principles, such an arrangement requires classification as current debt instead of the long term debt classification as it was originally recorded in the Company's Form 10-KSB financial statements. Accordingly, on February 17, 2005, we filed an amended Form 10-KSB for the fiscal year ended September 30, 2004.


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

              For the Three Months Ended December 31,

                         2004           2003
                     ------------   ------------

Base Price Revenue   $  3,046,409   $  3,740,799

Commission Revenue        659,738        711,111

                     ------------   ------------
Gross Sales          $  3,706,147   $  4,451,910
                     ============   ============

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

On September 30, 2004, the Company entered into the financing arrangements with Laurus, as set forth above, in the aggregate principal amount of up to three million dollars ($3,000,000). Laurus also received a common stock purchase warrant to purchase up to 472,000 shares of Common Stock at an exercise price of $3.00 per share.

On December 3, 2004, the terms of the Notes were amended such that Catalyst received an advance on $600,000 of the funds agreed to be advanced pursuant to the Term Note in exchange for lowering the fixed conversion price of the Notes from $2.66 per share to $1.50 per share. Laurus also acquired an additional Common Stock Purchase Warrant for the purchase of up to 100,000 shares of Common Stock, exercisable until December 3, 2009 at a price of $3.00 per share.

Pursuant to our registration statement filed on Form SB-2 on March 24, 2005 (the "Registration Statement"), we are registering the Common Stock issuable to Laurus underlying the AR Notes, assuming conversion of the maximum amounts thereunder and conversion of all Warrants, plus an additional 250,000 shares of Common Stock to cover any future anti-dilution protection Laurus may receive pursuant to the AR Notes and Warrants. None of the Common Stock underlying the Term Note is being registered in the Registration Statement.

The Notes currently bear interest at "prime" (currently 5.25%) plus 2%, or a current aggregate of 7.25%. Laurus is prohibited from converting money owed under the Notes, in the aggregate, into more than 4.99% percent of the Common Stock. The Term Note and the Borrowing Note also each prohibit conversion into Common Stock until (a) money has been advanced pursuant to any of such notes and
(b) the shares of Common Stock underlying the respective Notes have been registered for re-sale or are exempt from the registration requirements. Since the Common Stock underlying the Term Note is not being registered in the Registration Staement, the Term Note cannot currently be converted. However, sums advanced pursuant to the AR Notes may be converted into shares of Common Stock being registered hereunder at $1.50 per share.

The Company's outstanding balance at December 31, 2003 was $2,795,492. Currently, $2,821,949 has been advanced pursuant to the AR Notes and $672,000 (including the $600,000 referenced above) has been advanced pursuant to the Term Note. Catalyst has the option of prepaying the Term Note and Borrowing Note by paying 120% of all amounts then due and owing to Laurus. The AR Notes, aggregating $3,000,000, are for accounts receivable financing provided by Laurus and, once received, there is no restriction on the use of such funds. The Term Note provides up to $2,000,000 for acquisitions and/or general working capital, with its use subject to the approval of Laurus. The Securities Purchase Agreement pursuant to which the Term Note was issued (the "SPA") also contains restrictions for so long as at least 25% of the Term Note is still outstanding. During such time, Catalyst is prohibited from, among other things, (i) declaring or paying any dividends, (ii) issuing any preferred stock that is mandatorily redeemable prior to payment in full of all indebtedness and liabilities of the Company to Laurus, (iii) redeeming any of its preferred stock or other equity interests, (iv) liquidating, dissolving or effecting a material reorganization (it being understood that in no event shall the Company dissolve, liquidate or merge with any other person or entity unless the Company is the surviving entity) and (v) materially altering or changing the scope of the business of the Company.

The existence of the AR and Term Notes could impact our ability to obtain future financing, as Laurus holds a $5,000,000 first priority security interest in all of our accounts receivable and other assets. Additionally, until the Term Note is paid in full, Laurus holds a right of first refusal to provide any additional debt or equity financing the Company may seek. The further leveraging of our balance sheet and dilution of our Common Stock could prevent future financing arrangements for the Company.

If (i) Catalyst shall have registered all Common Stock underlying the Notes and Warrants and (ii) the market price of the Common Stock for the five trading days immediately preceding the last day of the most recent month exceeds the then applicable fixed conversion price by at least twenty five percent (25%), the interest rate for the succeeding calendar month shall automatically be reduced by 200 basis points, or 2%, for each incremental twenty five percent (25%) increase in the market price of the Common Stock above the then applicable fixed conversion price. If (i) the Company shall not have registered the shares of Common Stock underlying the Notes and Warrants and (ii) the market price of the Common Stock as reported by Bloomberg, L.P. on the principal market for the five trading days immediately preceding the last day of the most recent month exceeds the then applicable fixed conversion price by at least twenty five percent (25%), the interest rate for the succeeding calendar month shall automatically be decreased by 100 basis points, or 1%, for each incremental twenty five percent (25%) increase in the market price of the Common Stock above the then applicable fixed conversion price. As the Common Stock underlying the Term Note is not being registered pursuant to the Registration Statement, we anticipate that we may only be able to reduce the interest rate under the Notes at the 1% rate set forth in the immediately preceding sentence. Failure to decrease the interest rate by 2%, as set forth above, is not expected to affect the Company in a material way as the aggregate annual difference, even if all $5,000,000 under the Notes were currently outstanding, is only $50,000. Currently, there is only $3,493,949 outstanding under all Notes, $2,821,949 having been advanced pursuant to the AR Notes and $672,000 (including the $600,000 referenced above) having been advanced pursuant to the Term Note. Interest under the Notes is not payable in shares of Common Stock.

The AR Notes, aggregating $3,000,000, are for accounts receivable financing provided by Laurus and there is no restriction on the use of such funds. However, the Term Note was to provide up to $2,000,000 for acquisitions approved by Laurus and general working capital purposes only.

The Security Agreement pursuant to which the AR Notes were issued contains restrictions requiring Laurus' consent in order to (i) create, incur, assume or suffer to exist any indebtedness (exclusive of trade debt) whether secured or unsecured, (ii) cancel any debt owing to it in excess of $50,000 in the aggregate during any 12 month period, (iii) assume, guarantee, endorse or otherwise become directly or contingently liable in connection with any obligations of any other Person, except for transactions in the ordinary course of business, (iv) directly or indirectly declare, pay or make any dividend or distribution on any class of its stock or assets, (v) purchase, redeem or retire any Company stock, (vi) directly or indirectly prepay any indebtedness (other than to Laurus and in the ordinary course of business), or repurchase, redeem, retire or otherwise acquire any indebtedness (other than to Laurus and in the ordinary course of business) except to make scheduled payments of principal and interest thereof, (vii) enter into any merger, consolidation or other reorganization with or into any other person or acquire all or a portion of the assets or stock of any person or permit any other person to consolidate or merge with it, unless (1) Company is the surviving entity of such merger or consolidation, (2) no event of default shall exist immediately prior to and after giving effect to such merger or consolidation, (3) Company shall have provided Laurus copies of all documentation relating to such merger or consolidation and (4) Company shall have provided Laurus with at least thirty
(30) days' prior written notice of such merger or consolidation, (viii) materially change the nature of the business in which it is presently engaged,
(ix) change its fiscal year or make any changes in accounting treatment and reporting practices, except as required by GAAP or in the tax reporting treatment or except as required by law or (x) enter into any transaction with any employee, director or affiliate of Catalyst, except in the ordinary course on arms-length terms.


ITEM 3.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of a date (the "Evaluation Date") as of the end of the period covered by this quarterly report, have each independently concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

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


(b) Changes in Internal Controls. There were no changes in our internal controls or to our knowledge, in any other factors that could materially affect, or would be reasonably likely to materially affect, our disclosure controls and procedures, or our internal control over financial reporting, subsequent to December 31, 2004.

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

Registrant: CATALYST LIGHTING GROUP, INC.

Date: April 6, 2005                  /s/ Dennis H. Depenbusch
                                     ---------------------------------------
                                     Dennis H. Depenbusch
                                     Chief Executive Officer, Chairman of
                                     the Board of Directors, Chief Financial
                                     Officer and Secretary