Form 10QSB
period 2005-03-31
CATALYST LIGHTING GROUP INC
filed 2005-05-09
CIK 1161582

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from [____________to___________]

                        Commission file number 333-75044

--------------------------------------------------------------------------------
                          CATALYST LIGHTING GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

----------------------------------------------   -------------------------------

                   Delaware                                 84-1588927
 (State or other jurisdiction of incorporation           (I.R.S. employer
               or organization)                       identification number)

               7700 Wyatt Drive
                Forth Worth, TX                               76108
----------------------------------------------   -------------------------------
             (Address of principal                          (Zip Code)
              executive offices)

         Issuer's telephone number, including area code: (817) 738-8181

--------------------------------------------------------------------------------

                           (Former name, former address and former
                          fiscal year, if changed since last report)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,188,642 shares of Common Stock, par value $.01 per share, outstanding as of April 18, 2005.


Traditional Small Business Disclosure Format (Check one): Yes ______ No___X___.

                          CATALYST LIGHTING GROUP, INC.

                                TABLE OF CONTENTS

                                                                                                            PAGE(S)
PART I     FINANCIAL INFORMATION

           ITEM 1.    FINANCIAL STATEMENTS

                      Condensed Consolidated Balance Sheets as of March 31, 2005
                         (Unaudited) and September 30, 2004                                                    4

                      Condensed Consolidated Statements of Operations for the Three Months
                         and Six Months Ended March 31, 2005 and 2004 (Unaudited)                              5

                      Condensed Consolidated Statements of Cash Flows for the
                         Six Months ended March 31, 2005 and 2004 (Unaudited)                                  6

                      Notes to Consolidated Financial Statements (Unaudited)                                 7 - 11


           ITEM 2.    MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL                                         11
                         CONDITION AND RESULTS OF OPERATION

           ITEM 3.    CONTROLS AND PROCEDURES                                                                 21


PART II    OTHER INFORMATION

           ITEM 1.    LEGAL PROCEEDINGS                                                                       22

           ITEM 2.    CHANGES IN SECURITIES                                                                   22

           ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                                         22

           ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                     23

           ITEM 5.    OTHER INFORMATION                                                                       23

           ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                                        23

           SIGNATURES 24-25

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                  CATALYST LIGHTING GROUP, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                          MARCH 31,        SEPTEMBER 30,
                                                                                            2005               2004
                                                                                        ------------       ------------
                                                                                         (Unaudited)            **
                                                                                        ------------       ------------
                                           ASSETS
CURRENT ASSETS:
    Cash                                                                                $    232,908       $    501,429
    Trade receivables, less allowance for doubtful accounts of $46,016 and $42,822         1,705,151          2,676,504
    Trade receivable - related party                                                          22,145                 --
    Inventories, net of reserve of $79,826 and $18,343                                     1,362,213          1,739,803
    Prepaid expenses and other                                                                    --             56,301
                                                                                        ------------       ------------
         Total current assets                                                              3,322,417          4,974,037

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $118,898 and $95,653              150,455            163,138

OTHER ASSETS:
    Goodwill, net of accumulated amortization of $330,151 and $330,151                     2,971,362          2,971,362
    Restricted Cash                                                                        1,342,996          1,927,990
    Deferred Financing Cost                                                                  370,395            401,306
    Other                                                                                     15,793             15,793
                                                                                        ------------       ------------
         Total other assets                                                                4,700,546          5,316,451
                                                                                        ------------       ------------

TOTAL ASSETS                                                                            $  8,173,418       $ 10,453,626
                                                                                        ============       ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Revolving note payable                                                              $  2,462,190       $  2,570,457
    Current maturities of long-term debt:
        Related party                                                                        250,000            250,000
        Convertible Note                                                                     305,445                 --
        Other                                                                              1,014,508          1,112,289
    Accounts payable                                                                       1,727,637          2,831,513
    Accrued commissions                                                                      305,884            314,879
    Other accrued liabilities                                                                386,444            335,087
                                                                                        ------------       ------------

         Total current liabilities                                                         6,452,108          7,414,225
                                                                                        ------------       ------------

LONG-TERM DEBT, less current maturities:
    Related party                                                                             50,000             50,000
    Convertible note                                                                       1,449,279          1,713,639
    Other                                                                                    150,000            150,000
                                                                                        ------------       ------------
         Total long-term debt                                                              1,649,279          1,913,639

STOCKHOLDERS' EQUITY:
    Preferred stock - $.01 par value; authorized 10,000,000 shares, none issued                   --                 --
    Common stock - $.01 par value; authorized 40,000,000 shares,
       3,880,949 and 3,756,051 shares issued and outstanding, respectively                    38,810             37,561
    Additional paid-in capital                                                             3,349,190          3,143,757
    Accumulated deficit                                                                   (3,315,969)        (2,055,556)
                                                                                        ------------       ------------
         Total stockholders' equity                                                           72,031          1,125,762

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $  8,173,418       $ 10,453,626
                                                                                        ============       ============

** Derived from the Company's audited consolidated balance sheet at September 30, 2004


          The accompanying notes are an integral part of the condensed consolidated financial statements

                  CATALYST LIGHTING GROUP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   FOR THE THREE MONTHS ENDED MARCH 31,         FOR THE SIX MONTHS ENDED MARCH 31,
                                                   ------------------------------------        ------------------------------------
                                                       2005                    2004                2005                   2004
                                                   -------------          -------------        -------------          -------------
                                                    (Unaudited)            (Unaudited)          (Unaudited)            (Unaudited)
NET SALES                                          $   2,887,130          $   3,713,626        $   6,593,277          $   8,165,536
COST OF SALES                                          2,108,181              2,536,134            4,667,067              5,627,526
                                                   -------------          -------------        -------------          -------------

GROSS PROFIT ON SALES                                    778,949              1,177,492            1,926,210              2,538,010

GENERAL, SELLING AND ADMINISTRATIVE EXPENSES           1,372,224              1,586,380            2,767,658              2,916,043
                                                   -------------          -------------        -------------          -------------

LOSS FROM OPERATIONS                                    (593,275)              (408,888)            (841,448)              (378,033)

OTHER EXPENSE:
    Interest expense                                     200,753                 84,678              418,966                182,063
                                                   -------------          -------------        -------------          -------------

LOSS BEFORE PROVISION FOR INCOME TAXES                  (794,028)              (493,566)          (1,260,414)              (560,096)

BENEFIT FROM INCOME TAXES                                     --                180,098                   --                203,659
                                                   -------------          -------------        -------------          -------------

NET LOSS                                           $    (794,028)         $    (313,468)       $  (1,260,414)         $    (356,437)
                                                   =============          =============        =============          =============

NET LOSS PER COMMON SHARE:
    Basic                                          $        (.20)         $        (.09)       $        (.33)         $        (.10)
                                                   =============          =============        =============          =============
    Diluted                                        $        (.20)         $        (.09)       $        (.33)         $        (.10)
                                                   =============          =============        =============          =============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
    Basic                                          $   3,876,359          $   3,456,860        $   3,817,987          $   3,423,935
                                                   =============          =============        =============          =============
    Diluted                                        $   3,876,359          $   3,456,860        $   3,817,987          $   3,423,935
                                                   =============          =============        =============          =============

          The accompanying notes are an integral part of the condensed consolidated financial statements

                  CATALYST LIGHTING GROUP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 FOR THE SIX MONTHS ENDED MARCH 31,
                                                                                -----------------------------------
                                                                                     2005                 2004
                                                                                -------------         -------------
                                                                                 (Unaudited)            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                    $  (1,260,414)        $    (356,437)
    Adjustments to reconcile net loss to net cash
         Provided by (used in) operating activities:
             Amortization of debt discount and deferred financing cost                121,532                    --
             Provision for doubtful accounts                                           53,673                    --
             Cashless exercise of stock options                                        58,916                    --
             Depreciation and amortization                                             23,556                16,866
             Change in operating assets and liabilities:
                 Trade receivables, related and other                                 895,536             1,248,367
                 Inventories                                                          377,590              (461,562)
                 Prepaid expenses and other                                            56,302                49,489
                 Deferred taxes                                                            --              (203,659)
                 Deferred financing cost                                               30,911                    --
                 Accounts payable                                                  (1,103,876)             (111,457)
                 Other accrued liabilities                                             42,363               (50,889)
                                                                                -------------         -------------
         Net cash provided by (used in) operating activities                         (703,911)              130,718
                                                                                -------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                                (10,874)              (41,929)
    Restricted Cash                                                                   584,994               (21,250)
                                                                                -------------         -------------
         Net cash provided by (used in) investing activities                          574,120               (63,179)
                                                                                -------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in revolving note payable                                (242,828)             (386,920)
    Proceeds from (Payments on) long-term notes payable                               (43,668)               (4,766)
    Common Stock Issuance                                                             147,766               288,021
                                                                                -------------         -------------
         Net cash used in financing activities                                       (138,730)             (103,665)
                                                                                -------------         -------------

                                NET CHANGE IN CASH                                   (268,521)              (36,126)
CASH, at beginning of period                                                          501,429                96,591
                                                                                -------------         -------------
CASH, at end of period                                                          $     232,908         $      60,465
                                                                                =============         =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for interest                                      $     177,472         $     119,870
                                                                                =============         =============
SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
    Common stock issued for debt extension                                      $      30,000         $          --
                                                                                =============         =============
    Common stock issued for accrued interest                                    $      36,962         $          --
                                                                                =============         =============

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

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2005 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter ended March 31, 2005 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

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

                                                 Six Months Ended
                                                  March 31, 2005
                                                 ----------------

            Risk-free interest rate                          4.74%
            Expected dividend yield                             0%


            Expected lives                                10 years
            Expected volatility                             34.47%

      The total fair value of options granted was computed to be approximately $0 and $0 for the six months ended March 31, 2005 and 2004, respectively. These amounts are amortized ratably over the vesting periods of the options or recognized at the date of grant if no vesting period is required. Pro forma stock-based compensation was $4,025, $0, $8,050, and $0 for the quarters ended March 31, 2005 and 2004 and the six months ended March 31, 2005 and 2004, respectively.

      If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, the Company's net income and net income per common share would have been reported as follows:

                                                          FOR THE THREE MONTHS ENDED                FOR THE SIX MONTHS ENDED
                                                                   MARCH 31                                 MARCH 31
                                                      ---------------------------------       -----------------------------------
                                                           2005                2004               2005                  2004
                                                      -------------       -------------       -------------         -------------
Net loss, as reported                                 $    (794,028)      $    (313,468)      $  (1,260,414)        $    (356,437)
Stock based compensation included in net loss                    --                  --                  --                    --
Fair value of stock based compensation                       (4,025)                 --              (8,050)                   --
                                                      -------------       -------------       -------------         -------------
Pro forma net loss                                    $    (798,053)      $    (313,468)      $  (1,268,464)        $    (356,437)
                                                      =============       =============       =============         =============

Net loss per common share, basic:
     As reported                                      $       (0.20)      $       (0.09)      $       (0.33)        $       (0.10)
     Stock based compensation included in net loss               --                  --                  --                    --
     Fair value of stock based compensation                      --                  --                  --                    --
                                                      -------------       -------------       -------------         -------------
     Pro forma net loss per common share              $       (0.20)      $       (0.09)      $       (0.33)        $       (0.10)
                                                      =============       =============       =============         =============

Net loss per common share, diluted:
     As reported                                      $       (0.20)      $       (0.09)      $       (0.33)        $       (0.10)
     Stock based compensation included in net loss               --                  --                  --                    --
     Fair value of stock based compensation                      --                  --                  --                    --
                                                      -------------       -------------       -------------         -------------
     Pro forma net loss per common share              $       (0.20)      $       (0.09)      $       (0.33)        $       (0.10)
                                                      =============       =============       =============         =============

      For the three six months ended March 31, 2004 there were no differences between net income and proforma net income.

      In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) is effective for public companies interim or for annual periods beginning after December 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows.

      SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The new standard will be effective for the company, beginning January 1, 2006. The company has not yet completed their evaluation but expects the adoption to have an effect on the financial statements similar to the pro-forma effects reported above.

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

2.    RELATED PARTY TRANSACTIONS:

      During the three months ended March 31, 2005 and 2004, and for the six months ended March 31, 2005 and 2004 the Company paid $0, $3,600, $0, and $7,200, respectively, for accounting and administrative services to an entity related through common ownership.

      During the three months ended March 31, 2005 and 2004, and for the six months ended March 31, 2005 and 2004, the Company had sales of $46,378, $17,060, $46,378, and $121,383, respectively, to an entity whose principal owner is the brother of an employee of the Company. Accounts receivable from this related entity were $22,145 and $13,100 at March 31, 2005 and 2004, respectively.

3.    LONG-TERM DEBT

      On September 30, 2004, the Company entered into a financing arrangement with Laurus Master Fund, Ltd. ("Laurus") which included (1) a Secured Convertible Term Note in the principal amount of two million dollars ($2,000,000), (the "Term Note") and (2) a Secured Revolving Note (the "Revolving Note") and a Secured Convertible Minimum Borrowing Note (together with the Revolving Note, the "AR Notes") in the aggregate principal amount of up to three million dollars ($3,000,000, balance of $2,830,091 at March 31, 2005). As of March 31, 2005 the Term Note and the AR Notes have a discount related to the warrants and a beneficial conversion feature of $245,276 and $367,902, respectively. The Company's customers are required to remit payments directly to a lock box and amounts received are applied to reduce the AR Note outstanding. The Term Note and AR Notes are convertible into the Company's common stock at an initial fixed conversion price of $2.66 per share. In connection with the Term Note and AR Notes, the Company issued Laurus a Common Stock Purchase Warrant for the purchase of up to 472,000 shares of our common stock, exercisable until September 30, 2009 at a price of $3.00 per share (the "Warrant"). On December 3, 2004, the terms of the Term Note and AR Notes were amended such that Catalyst received an advance on $600,000 of the funds agreed to be advanced in exchange for lowering the fixed conversion price of the Term Note and AR Notes from $2.66 per share to $1.50 per share (the fair value of the Company's stock on that date). Additionally, Laurus also acquired an additional Common Stock Purchase Warrant (together with the Warrant, the "Warrants") for the purchase of up to 100,000 shares of Common Stock, exercisable until December 3, 2009 at a price of $3.00 per share. The fair value of these warrants was stated at approximately $27,000 using the Black-Scholes pricing model.

      The Term Note and AR Notes (collectively, the "Notes") mature on September 30, 2007 and are collateralized by a first priority lien on inventory, accounts receivable, raw materials and all of its ownership interests in Whitco. Payments on advances against the Term Note are due in monthly installments beginning January 1, 2005. Approximately, $20,364 is payable in monthly installments. Three payments totaling approximately $61,100 were due as of March 31, 2005. The Company and Laurus have agreed to settle these outstanding payments in the third fiscal quarter of 2005. The Notes accrue interest at a rate per annum equal to the "prime rate" published in The Wall Street Journal from time to time, plus two percent (2%), but shall in no event be less than six percent (6%) per annum. The Company also granted registration rights with respect to all shares of Common Stock underlying the Notes and Warrants.

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

      On March 4, 2005 the Company entered into a two year agreement with PR Financial Marketing, LLC ("PRF") to create publicity to brokers, prospective investors, and shareholders. The agreement is cancelable with a 90 days written notice. In connection with the agreement the Company will pay a monthly fee and also issued 200,000 stock options for the Company's Common Stock vesting over a one year period and exercisable over three years.

5.    RESTATED YEAR-END BALANCE SHEET

      The Company filed a restated balance sheet as of September 30th, 2004, which was included in the Company's Form 10-KSB. This restatement relates to the reclassification of $3,000,000 debt to a short term liability which was previously recorded as long term. Even though the note is due September 30th, 2007 and the Company does not believe the note holder will call the note, the fact that the note has a "lock box" arrangements whereby customer remittances are deposited directly into the lock box, and utilized by the bank to reduce the $3,000,000 note. Generally accepted accounting principles require such notes to be reflected as short term.

6.    SUBSEQUENT EVENTS

      On April 19, 2005, $400,000 of the Term Note funds held in the escrow account were released by Laurus. Laurus received 250,000 shares of the Company's Common Stock as consideration for the advance.

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

Impact of Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) is effective for public companies for interim or annual periods beginning after December 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows.

SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The new standard will be effective for the company, beginning January 1, 2006. The company has not yet completed their evaluation but expects the adoption to have an effect on the financial statements similar to the pro-forma effects reported above.

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

Our strategy has been further enhanced by the commitment of approximately $2 million restricted cash investment by Laurus Master Fund Ltd., less advances described herein, to finance mergers, joint ventures or other strategic business alliances as the need arises. Laurus has also provided an additional $3 million revolving line of credit at a floor rate of 6%.

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


THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004, AND SIX MONTHS ENDED MARCH 31, 2005 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2004

RESULTS OF OPERATIONS

Revenue. For the three months ended March 31, 2005, the recognized revenue was $2,887,130. For the three months ended March 31, 2004, the recognized revenue was $3,713,626. For the six months ended March 31, 2005, the recognized revenue was $6,593,277. For the six months ended March 31, 2004, the recognized revenue was $8,165,536. Cost of goods sold for the three months ended March 31, 2005 was $2,108,181, which generated a gross margin of 27.0%, versus 31.7% for the three months ended March 31, 2004. Excluding commissions from sales (See table below), the decrease in revenue can be attributed to a $457,144 (96.7%) decrease in sales to an OEM customer, a $421,318 (50.4%) decrease in sports lighting pole sales, and a $59,295 (5.7%) decrease in steel area lighting poles,. The OEM customer listed previously held a lighting contract with Wal-Mart that expired in March 2004. These decreases were partially offset by a $284,720 (286.6%) increase in accessory and miscellaneous sales and a $161,600 (111.8%) increase in highmast lighting pole sales. The decrease in gross margin is due to product mix, raw material cost, pricing demands in the market, freight, and manufacturing inefficiencies. Cost of goods sold for the six months ended March 31, 2005 was $4,667,067, which generated a gross margin of 29.2%, versus 31.1% for the six months ended March 31, 2004. Excluding commissions from sales (See table below), the decrease in revenue can be attributed to a $1,188,684 (97.4%) decrease in sales to an OEM customer, a $527,468 (29.1%) decrease in sports lighting pole sales, and a $222,901 (9.1%) decrease in steel area lighting poles. The OEM customer listed previously held a lighting contract with Wal-Mart that expired in March 2004. These decreases were partially offset by a $270,522 (111.5%) increase in accessory and miscellaneous sales and a $455,812 (122.7%) increase in highmast lighting pole sales. The decrease in gross margin is due to product mix, raw material cost, pricing demands in the market, freight, and manufacturing inefficiencies.

Our agents have the ability to sell our products at or above the base price of our products, and our commission structure pays agents 100% of the overage above our base price. The table below itemizes commission revenue generated from the 100% overage and revenue generated from our base price.

                            For the Three Months Ended March 31,          For the Six Months Ended March 31,

                                2005                    2004                 2005                   2004
                            ------------            ------------        ------------            ------------
Base Price Revenue          $  2,303,947            $  2,854,933        $  5,350,356            $  6,595,732

Commission Revenue               583,183                 858,693           1,242,921               1,569,804

                            ------------            ------------        ------------            ------------
Gross Sales                 $  2,887,130            $  3,713,626        $  6,593,277            $  8,165,536
                            ============            ============        ============            ============


General, selling, and administrative expense (GSA expense). For the three months ended March 31, 2005, GSA expense totaled $1,372,224, compared to $1,586,380 for the three months ended March 31, 2004. For the six months ended March 31, 2005, GSA expense totaled $2,767,658, compared to $2,916,043 for the six months ended March 31, 2004. The decrease in GSA expense for the three month period resulted from a decrease in commission expense, investor relations expense, and warranty expense. This was partially offset by an increase in salaries, wages, and labor related expenses, accounting fees, bank charges, and legal and professional fees. The decrease in GSA expense for the six month period resulted from a decrease in commission expense, investor relations expense, and computer support expense. This was partially offset by an increase in salaries, wages, and labor related expenses, property tax expense, legal and professional fees, bank charges, and accounting fees.

Commission expense. For the three month periods ended March 31, 2005 and 2004, and the six month periods ended March 31, 2005 and 2004, commission expense was $583,183, $858,693, $1,242,921, and $1,569,804, respectively. The decrease in commission expense for both the three and six month periods is the result of a decrease in total revenues as compared to the previous comparative periods.

Investor relations expense. For the three month periods ended March 31, 2005 and 2004, and the six month periods ended March 31, 2005 and 2004, investor relations expense was $5,000, $27,747, $5,000, and $48,664, respectively. The decrease in investor relation expense for both the three and six month periods is the result of discontinuing our relationship in fiscal year 2004 with an outside firm.

Warranty expense. For the three month periods ended March 31, 2005 and 2004, and the six month periods ended March 31, 2005 and 2004, warranty expense was $31,897, $45,637, $68,939, and $64,424, respectively. We normally accrue warranty as a percentage of revenue, and, therefore, the decrease in warranty expense for the three month period is the result of a decrease in the warranty accrual which resulted from a decrease in total revenues as compared to the previous comparative periods.

Computer support expense. For the three month periods ended March 31, 2005 and 2004, and the six month periods ended March 31, 2005 and 2004, computer support expense was $2,892, $15,627, $5,408, and $28,924, respectively. The decrease in computer support expense for both the three and six month periods is the result of the expiration of a consulting agreement in fiscal year 2004. In fiscal year 2004, an outside firm was engaged to assist the Company in improving the efficiency and effectiveness of its computer systems.

Salaries, wages, and labor related. For the three month periods ended March 31, 2005 and 2004, and the six month periods ended March 31, 2005 and 2004, salaries, wages, and labor related expense was $403,914, $360,167, $800,624, and $729,413, respectively. The increase in salaries, wages, and labor related expense for both the three and six month periods is the result of severance packages given to employees as part of our effort to reduce GSA and increased contract labor expenses in an effort to develop alternative distribution channels.

Accounting fees. For the three month periods ended March 31, 2005 and 2004, and the six month periods ended March 31, 2005 and 2004, accounting fees were $45,000, $18,938, $60,260, and $34,622, respectively. The increase in accounting fees for both the three and six month periods is the result of increased audit and review fees and charges associated with preparation to comply with the Sarbanes-Oxley Act of 2002.

Bank charges. For the three month periods ended March 31, 2005 and 2004, and the six month periods ended March 31, 2005 and 2004, bank charges were $31,064, $13,255, $58,365, and $29,604, respectively. The increase in bank charges for both the three and six month periods is the result of amortization of fees associated with our AR and Term notes held by Laurus Master Funds, LTD.

Legal and professional fees. For the three month periods ended March 31, 2005 and 2004, and the six month periods ended March 31, 2005 and 2004, legal and professional fees were $30,482, $17,756, $69,903, and $41,085, respectively. The increase in legal and professional fees for both the three and six month periods is the result of legal expenses incurred by the Company in its effort to raise capital and secure financing of the Company's operations.

Property tax expense. For the three month periods ended March 31, 2005 and 2004, and the six month periods ended March 31, 2005 and 2004, property tax expense was $16,500, $7,300, $54,273, and $11,800, respectively. The increase in property tax expense for both the three and six month periods is the result of the taxes associated with our new manufacturing facility and the equipment acquired to operate the facility.

Interest expense. For the three month periods ended March 31, 2005 and 2004, and the six month periods ended March 31, 2005 and 2004, interest expense was $200,753, $84,678, $418,966, and $182,063, respectively. The increase in interest expense for the comparative periods reflect the increase in the operating credit line, the addition of the $2,000,000 Term Note, as well as amortization of debt discount and deferred financing cost associated with the issue of common stock warrants. For the three month and six month periods ended March 31, 2005, $75,918 and $167,028, respectively, of the debt discount and deferred financing cost was amortized. The Company also issued stock as payment for $36,962 in accrued interest.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, we had a working capital deficit of $3,129,691. We also incurred a net loss for both the three month and six month periods ending March 31, 2005 of $794,028 and $1,260,414, respectively. We believe the loss is due to the seasonality of the sports and area lighting pole business, the decrease in gross margin, and the impact of the loss of Wal-Mart business through an OEM customer.

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

Cash provided by (used in) operations for the six months ended March 31, 2005 and 2004 was ($762,827) and $130,718, respectively. The cash used by operations for the six months ended March 31, 2005 resulted primarily from a loss of $1,260,414 and a decrease in accounts payable of $1,103,876. This was partially offset by a decrease in trade receivables of $895,536, and a decrease in inventory of $377,590.

Cash provided by (used in) investing activities for six months ended March 31, 2005 and 2004, was $574,120 and ($63,179), respectively. This was primarily a result of the release of $600,000 of restricted cash from the Term Note for the six month period ending March 31, 2005.

Cash used in financing activities for the six months ended March 31, 2005 and 2004 was $79,814 and $103,665, respectively. For the six months ended March 31, 2005 there was a decrease in revolving notes payable of $242,828, payments of long-term debt of $43,668, and common stock issuance of $206,682.

Material cash requirements for the next twelve months not in the ordinary course of business relate to the soliciting and closing of possible acquisition targets or other strategic opportunities. Regarding repayment of debt, over the next 12 months our current maturities of long term debt as of March 31, 2005 is $1,569,953, consisting of subordinated debt and repayment of the release of restricted cash by Laurus Master Fund, Ltd from the Term Note. For the next 12 months, one $250,000 payment is due on December 31, 2005, one $87,850 was due on June 30, 2004, one $217,850 payment is due on June 30, 2005, and one $700,000 payment is due on July 31, 2005, while the rest is spread evenly over the entire year. Approximately $61,100 of the monthly payments are outstanding as of March 31, 2005. We intend to fund future payments on these obligations through operational cash flow, further utilization of our existing credit facility with Laurus, conversion of the AR Notes into Common Stock, and adding additional subordinated debt. We also believe future capital raises are possible to fund growth, operations, and other business opportunities.

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

Pursuant to our registration statement filed on Form SB-2 on March 24, 2005 (the "Registration Statement") which became effective April 11, 2005, we registered the Common Stock issuable to Laurus underlying the AR Notes, assuming conversion of the maximum amounts thereunder and conversion of all Warrants, plus an additional 250,000 shares of Common Stock to cover any future anti-dilution protection Laurus may receive pursuant to the AR Notes and Warrants. None of the Common Stock underlying the Term Note was registered in the Registration Statement.

The Notes currently bear interest at "prime" (currently 5.25%) plus 2%, or a current aggregate of 7.50%. Laurus is prohibited from converting money owed under the Notes, in the aggregate, into more than 4.99% percent of the Common Stock. The Term Note and the Borrowing Note also each prohibit conversion into Common Stock until (a) money has been advanced pursuant to any of such notes and
(b) the shares of Common Stock underlying the respective Notes have been registered for re-sale or are exempt from the registration requirements. Since the Common Stock underlying the Term Note is not being registered in the Registration Statement, the Term Note cannot currently be converted. However, sums advanced pursuant to the AR Notes may be converted into shares of Common Stock being registered hereunder at $1.50 per share.

As of March 31, 2005, $2,830,091 has been advanced pursuant to the AR Notes and $672,000 (including the $600,000 referenced above) has been advanced pursuant to the Term Note. Catalyst has the option of prepaying the Term Note and Borrowing Note by paying 120% of all amounts then due and owing to Laurus. The AR Notes, aggregating $3,000,000, are for accounts receivable financing provided by Laurus and, once received, there is no restriction on the use of such funds. The Term Note provides up to $2,000,000 for acquisitions and/or general working capital, with its use subject to the approval of Laurus. The Securities Purchase Agreement pursuant to which the Term Note was issued (the "SPA") also contains restrictions for so long as at least 25% of the Term Note is still outstanding. During such time, Catalyst is prohibited from, among other things, (i) declaring or paying any dividends, (ii) issuing any preferred stock that is mandatorily redeemable prior to payment in full of all indebtedness and liabilities of the Company to Laurus, (iii) redeeming any of its preferred stock or other equity interests, (iv) liquidating, dissolving or effecting a material reorganization (it being understood that in no event shall the Company dissolve, liquidate or merge with any other person or entity unless the Company is the surviving entity) and (v) materially altering or changing the scope of the business of the Company.

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

On April 19, 2005, $400,000 of the Term Note funds held in the escrow account were released by Laurus. Laurus received 250,000 shares of the Company's Common Stock as consideration for the advance.

If (i) Catalyst shall have registered all Common Stock underlying the Notes and Warrants and (ii) the market price of the Common Stock for the five trading days immediately preceding the last day of the most recent month exceeds the then applicable fixed conversion price by at least twenty five percent (25%), the interest rate for the succeeding calendar month shall automatically be reduced by 200 basis points, or 2%, for each incremental twenty five percent (25%) increase in the market price of the Common Stock above the then applicable fixed conversion price. If (i) the Company shall not have registered the shares of Common Stock underlying the Notes and Warrants and (ii) the market price of the Common Stock as reported by Bloomberg, L.P. on the principal market for the five trading days immediately preceding the last day of the most recent month exceeds the then applicable fixed conversion price by at least twenty five percent (25%), the interest rate for the succeeding calendar month shall automatically be decreased by 100 basis points, or 1%, for each incremental twenty five percent (25%) increase in the market price of the Common Stock above the then applicable fixed conversion price. As the Common Stock underlying the Term Note is not being registered pursuant to the Registration Statement, we anticipate that we may only be able to reduce the interest rate under the Notes at the 1% rate set forth in the immediately preceding sentence. Failure to decrease the interest rate by 2%, as set forth above, is not expected to affect the Company in a material way as the aggregate annual difference, even if all $5,000,000 under the Notes were currently outstanding, is only $50,000. Currently, there is only $3,902,091 outstanding under all Notes, $2,830,091 having been advanced pursuant to the AR Notes and $1,072,000 (including the $600,000 and $400,000 referenced above) having been advanced pursuant to the Term Note. Interest under the Notes is not payable in shares of Common Stock.

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

      Internal Control over Financial Reporting. Under Rules 13a-15 and 15d-15 of the Exchange Act, companies are required to maintain internal control over financial reporting, as defined, and company management is required to evaluate and report on internal control over financial reporting. Under an extended compliance period for these rules, the Company must begin to comply with the evaluation and disclosure requirements with its annual report for the fiscal year ending September 30, 2006, and the Company must begin to comply with a requirement to perform a quarterly evaluation of changes to internal control over financial reporting that occur thereafter.

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


(b) Changes in Internal Controls. There were no changes in our internal controls or to our knowledge, in any other factors that could materially affect, or would be reasonably likely to materially affect, our disclosure controls and procedures, or our internal control over financial reporting, subsequent to March 31, 2005.

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

An Application for Mechanic's and Materialman's Lien; Demand for Payment; Notice of Mechanic's and Materialman's Lien and Demand for Payment was filed in the Circuit Court of the Third Circuit, State of Hawaii filed June 4, 2004 (the "Application"). This application was filed by GE Sports Lighting Systems, LLP ("GE") against Whitco and Kamehameha Schools/Bernice Pauahi Bishop Estate (the "Estate"), Hawaiian Dredging/Kajima and Does 1-50. GE is a contractor of a project to build sports complexes at two different schools on property owned by the Estate and hired us to provide lighting poles for the project. GE claims it is owed $313,385. Although it is not expressly stated in the Application, based on subsequent discussions with all parties, it appears the Estate withheld payment from GE due to the installation of the lighting poles using bolts that were different from those originally ordered. We proposed a fix which was approved in writing by both GE and the Estate. We then implemented this fix and have received verbal approval of such fix from all parties, including an independent architect hired by the Estate. On February 16, 2005 GE dismissed the Application.

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

Registrant: CATALYST LIGHTING GROUP, INC.

Date: May 6, 2005              /s/ Dennis H. Depenbusch
                               -------------------------------------------------
                               Dennis H. Depenbusch
                               Chief Executive Officer, Chairman of the Board of
                               Directors, Chief Financial Officer and Secretary

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant: CATALYST LIGHTING GROUP, INC.

Date: May 6, 2005                             /s/ Brady Basil
                                              ----------------------------------
                                              Brady Basil
                                              Chief Financial Officer