Form 10QSB
period 2005-06-30
CATALYST LIGHTING GROUP INC
filed 2005-08-22
CIK 1161582

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2005

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

           For the transition period from [____________to___________]

                        Commission file number 333-75044


                          CATALYST LIGHTING GROUP, INC.
        (Exact name of small business issuer as specified in its charter)


                   Delaware                          84-1588927
                   ---------                         ----------
           (State or other jurisdiction          (I.R.S. employer
         of incorporation or organization)     identification number)

               7700 Wyatt Drive
                Fort Worth, TX                         76108
                --------------                         -----
   (Address of principal executive offices)          (Zip Code)

         Issuer's telephone number, including area code: (817) 738-8181


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,190,642 shares of Common Stock, par value $.01 per share, outstanding as of August 15, 2005.

Traditional Small Business Disclosure Format (Check one): Yes [_] No [X].

                          CATALYST LIGHTING GROUP, INC.

                                TABLE OF CONTENTS


                                                                  PAGE(S)
PART I     FINANCIAL INFORMATION

   ITEM 1.    FINANCIAL STATEMENTS

              Condensed Consolidated Balance Sheets as
                 of June 30, 2005 (Unaudited) and
                 September 30, 2004                                 3

              Condensed Consolidated Statements of
                 Operations for the Three Months
                 and Nine Months Ended June 30, 2005
                 and 2004 (Unaudited)                               4

              Condensed Consolidated Statements of
                 Cash Flows for the Nine Months ended
                 June 30, 2005 and 2004 (Unaudited)                 5

              Notes to Consolidated Financial Statements
                 (Unaudited)                                        6 - 9


   ITEM 2.    MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL       9-15
                 CONDITION AND RESULTS OF OPERATION

   ITEM 3.    CONTROLS AND PROCEDURES                               17


PART II    OTHER INFORMATION

   ITEM 1.    LEGAL PROCEEDINGS                                     17

   ITEM 2.    CHANGES IN SECURITIES                                 18

   ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                       18

   ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   18

   ITEM 5.    OTHER INFORMATION                                     18

   ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                      18

   SIGNATURES                                                       19

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                  CATALYST LIGHTING GROUP, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                                               JUNE 30,       SEPTEMBER 30,
                                                                                 2005            2004
                                                                            --------------   --------------
                                                                              (Unaudited)          **
                                                                            --------------   --------------
                                           ASSETS
CURRENT ASSETS:
    Cash                                                                    $      213,669   $      501,429
    Trade receivables, less allowance for doubtful
      accounts of $46,133 and $42,822                                            2,130,948        2,676,504
    Trade receivable - related party                                                21,720
    Inventories, net of reserve of $113,016 and $18,343                          1,543,355        1,739,803
    Prepaid expenses and other                                                       4,224           56,301
                                                                            --------------   --------------
         Total current assets                                                    3,913,916        4,974,037

PROPERTY AND EQUIPMENT, net of accumulated depreciation
      of $113,016 and $95,653                                                      139,019          163,138

OTHER ASSETS:
    Goodwill, net of accumulated amortization of $330,151 and $330,151           2,971,362        2,971,362
    Restricted Cash                                                                950,932        1,927,990
    Deferred Financing Cost                                                        340,454          401,306
    Other                                                                           15,793           15,793
                                                                            --------------   --------------
         Total other assets                                                      4,278,541        5,316,451
                                                                            --------------   --------------

TOTAL ASSETS                                                                $    8,331,476   $   10,453,626
                                                                            ==============   ==============

                            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Revolving note payable                                                  $    2,496,502   $    2,570,457
    Current maturities of long-term debt:
        Related party                                                              250,000          250,000
        Convertible Note                                                           438,674
        Other                                                                      977,599        1,112,289
    Accounts payable                                                             1,955,454        2,831,513
    Accrued commissions                                                            423,839          314,879
    Other accrued liabilities                                                      557,770          335,087
                                                                            --------------   --------------

         Total current liabilities                                               7,099,838        7,414,225
                                                                            --------------   --------------

LONG-TERM DEBT, less current maturities:
    Related party                                                                  200,000          200,000
    Convertible note                                                             1,234,605        1,713,639
                                                                            --------------   --------------

         Total long-term debt                                                    1,434,605        1,913,639

STOCKHOLDERS' EQUITY:
    Preferred stock - $.01 par value; authorized
       10,000,000 shares, none issued
    Common stock - $.01 par value; authorized 40,000,000 shares,
       4,190,642 and 3,756,051 shares issued and outstanding, respectively          41,907           37,561
    Additional paid-in capital                                                   3,817,479        3,143,757
    Accumulated deficit                                                         (4,062,353)      (2,055,556)
                                                                            --------------   --------------
         Total stockholders' equity (deficit)                                     (202,967)       1,125,762

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $    8,331,476   $   10,453,626
                                                                            ==============   ==============


** Derived from the Company's audited consolidated balance sheet at September
   30, 2004


   The accompanying notes are an integral part of the condensed consolidated financial statements

                  CATALYST LIGHTING GROUP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                                             JUNE 30,                           JUNE 30,
                                                ---------------------------------   ---------------------------------
                                                     2005               2004             2005             2004
                                                ---------------   ---------------   ---------------   ---------------
                                                  (Unaudited)        (Unaudited)      (Unaudited)       (Unaudited)

NET SALES                                       $     3,266,155   $     4,275,000   $     9,859,432   $    12,440,537
COST OF SALES                                         2,225,721         2,884,195         6,892,788         8,511,721
                                                ---------------   ---------------   ---------------   ---------------

GROSS PROFIT ON SALES                                 1,040,434         1,390,805         2,966,644         3,928,816

GENERAL, SELLING AND ADMINISTRATIVE EXPENSES
                                                      1,203,801         1,456,853         3,971,459         4,372,896
                                                ---------------   ---------------   ---------------   ---------------

LOSS FROM OPERATIONS                                   (163,367)          (66,048)       (1,004,815)         (444,080)

OTHER EXPENSE:
    Interest expense                                    583,016            70,837         1,001,982           252,900
                                                ---------------   ---------------   ---------------   ---------------

LOSS BEFORE PROVISION FOR INCOME TAXES                 (746,383)         (136,885)       (2,006,797)         (696,980)

BENEFIT FROM INCOME TAXES                                    --            50,142                --           253,801
                                                ---------------   ---------------   ---------------   ---------------

NET LOSS                                        $      (746,383)  $       (86,743)  $    (2,006,797)  $      (443,179)
                                                ===============   ===============   ===============   ===============

NET LOSS PER COMMON SHARE:
    Basic                                       $         (0.18)  $         (0.02)  $         (0.51)  $         (0.13)
                                                ===============   ===============   ===============   ===============
    Diluted                                     $         (0.18)  $         (0.02)  $         (0.51)  $         (0.13)
                                                ===============   ===============   ===============   ===============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
    Basic                                       $     4,170,012   $     3,601,809   $     3,934,891   $     3,482,575
                                                ===============   ===============   ===============   ===============
    Diluted                                     $     4,170,012   $     3,601,809   $     3,934,891   $     3,482,575
                                                ===============   ===============   ===============   ===============


   The accompanying notes are an integral part of the condensed consolidated financial statements

                  CATALYST LIGHTING GROUP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            FOR THE NINE MONTHS ENDED
                                                                                     JUNE 30,
                                                                        ---------------------------------
                                                                              2005              2004
                                                                        ---------------   ---------------
                                                                           (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                            $    (2,006,797)  $      (443,179)
    Adjustments to reconcile net loss to net cash
         Used in operating activities:
             Amortization of debt discount and deferred financing cost          270,212
             Provision for doubtful accounts                                     79,779
             Common stock issued for services                                    30,000
             Common stock issued for unrestricting $400,000 cash                375,000
             Cashless exercise of stock options                                  58,916
             Depreciation and amortization                                       34,995            26,803
             Change in operating assets and liabilities:
                 Trade receivables, related and other                           444,058           561,074
                 Inventories                                                    196,448          (390,768)
                 Prepaid expenses and other                                      52,078            18,565
                 Deferred taxes                                                                  (253,801)
                 Accounts payable                                              (782,673)          412,944
                 Other accrued liabilities                                      348,661           (57,719)
                                                                        ---------------   ---------------
         Net cash used in operating activities                                 (899,323)         (126,081)
                                                                        ---------------   ---------------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                          (10,876)          (58,290)
    Restricted Cash                                                           1,000,000
                                                                        ---------------   ---------------
         Net cash provided by (used in) investing activities                    989,124           (58,290)
                                                                        ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments from convertible debt                                           (105,982)

    Payments on revolving note payable                                         (172,388)         (354,088)
    Payments on long-term notes payable                                        (134,689)          (45,347)
    Common Stock Issuance                                                        35,498           567,849
                                                                        ---------------   ---------------
         Net cash provided by financing activities                             (377,561)          168,414
                                                                        ---------------   ---------------


                                NET CHANGE IN CASH                             (287,760)          (15,957)
CASH, at beginning of period                                                    501,429            96,591
                                                                        ---------------   ---------------
CASH, at end of period                                                  $       213,669   $        80,634
                                                                        ===============   ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for interest                              $       384,036   $       178,594
                                                                        ===============   ===============

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
    Common stock issued for payments of accrued interest                         36,963   $
                                                                        ===============   ===============
    Common stock issued for forgiveness of debt                                  93,386
                                                                        ===============   ===============


    Common stock issued for debt payment                                $         3,000
                                                                        ===============   ===============


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

   In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2005 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter and nine months ended June 30, 2005 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

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

                                                Nine Months Ended
                                                 June 30, 2005
                                                -----------------

           Risk-free interest rate                        4.74%
           Expected dividend yield                           0%


           Expected lives                              10 years
           Expected volatility                           34.47%


   The total fair value of options granted was computed to be approximately $0 and $48,300 for the nine months ended June 30, 2005 and 2004, respectively. These amounts are amortized ratably over the vesting periods of the options or recognized at the date of grant if no vesting period is required. Pro forma stock-based compensation was $4,025, $4,025, $12,075 and $5,367 for the quarters ended June 30, 2005 and 2004 and the nine months ended June 30, 2005 and 2004, respectively.

   If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, the Company's net income and net income per common share would have been reported as follows:

                                                     ----------------   ----------------   ----------------   ----------------
                                                            2005              2004               2005               2004
                                                     ----------------   ----------------   ----------------   ----------------

Net loss, as reported                                $       (746,383)  $        (86,743)  $     (2,006,797)  $       (443,179)
Stock based compensation included in net loss                      --                 --                 --                 --
Fair value of stock based compensation                          4,025              4,025             12,075              5,367
                                                     ----------------   ----------------   ----------------   ----------------
Pro forma net loss                                   $       (742,358)  $        (82,718)  $     (1,994,722)  $       (437,812)
                                                     ================   ================   ================   ================

Net loss per common share, basic:
      As reported                                    $          (0.18)  $          (0.02)  $          (0.51)  $          (0.13)
      Stock based compensation included in net loss                --                 --                 --                 --
      Fair value of stock based compensation                       --              (0.01)                --              (0.01)
                                                     ----------------   ----------------   ----------------   ----------------
      Pro forma net loss per common share            $          (0.18)  $          (0.03)  $          (0.51)  $          (0.14)
                                                     ================   ================   ================   ================

Net loss per common share, diluted:
      As reported                                    $          (0.18)  $          (0.02)  $          (0.51)  $          (0.13)
      Stock based compensation included in net loss                --                 --                 --                 --
      Fair value of stock based compensation                       --              (0.01)                --              (0.01)
                                                     ----------------   ----------------   ----------------   ----------------
      Pro forma net loss per common share            $          (0.18)  $          (0.03)  $          (0.51)  $          (0.14)
                                                     ================   ================   ================   ================

   For the three and nine months ended June 30, 2005 net loss and proforma net loss differs by the fair value of stock bases compensation.

   In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) is effective for public companies interim or for annual periods beginning after June 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The new standard will be effective for the company, beginning January 1, 2006. The company has not yet completed their evaluation but expects the adoption to have an effect on the financial statements similar to the pro-forma effects reported above.

   In November 2004, the FASB issued SFAS 151, "Inventory Costs", which revised ARB 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 151 will have a material impact on the Company's financial statements.

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

2. RELATED PARTY TRANSACTIONS:

   During the three months ended June 30, 2005 and 2004, and for the nine months ended June 30, 2005 and 2004 the Company paid $0, $3,600, $0, and $19,315, respectively, for accounting and administrative services to an entity related through common ownership.

   During the three months ended June 30, 2005 and 2004, and for the nine months ended June 30, 2005 and 2004, the Company had sales of $18,860, $65,238, $83,682, and $80,151, respectively, to an entity whose principal owner is the brother of an employee of the Company. Accounts receivable from this related entity were $21,720 at June 30, 2005 and $ 0 at September 30, 2004.

3. LONG-TERM DEBT

   On September 30, 2004, the Company entered into a financing arrangement with Laurus Master Fund, Ltd. ("Laurus") which included (1) a Secured Convertible Term Note in the principal amount of two million dollars ($2,000,000, balance of $1,894,018 at June 30, 2005), (the "Term Note") and (2) a Secured Revolving Note (the "Revolving Note") and a Secured Convertible Minimum Borrowing Note (together with the Revolving Note, the "AR Notes") in the aggregate principal amount of up to three million dollars ($3,000,000, balance of $2,827,612 at June 30, 2005). As of June 30, 2005 the Term Note and the AR Notes have a discount related to the warrants and a beneficial conversion feature of $220,739 and $331,110, respectively. The Company's customers are required to remit payments directly to a lock box and amounts received are applied to reduce the AR Note outstanding. The Term Note and AR Notes are convertible into the Company's common stock at an initial fixed conversion price of $2.66 per share. In connection with the Term Note and AR Notes, the Company issued Laurus a Common Stock Purchase Warrant for the purchase of up to 472,000 shares of our common stock, exercisable until September 30, 2009 at a price of $3.00 per share (the "Warrant"). On December 3, 2004, the terms of the Term Note and AR Notes were amended such that Catalyst received an advance on $600,000 of the funds agreed to be advanced in exchange for lowering the fixed conversion price of the Term Note and AR Notes from $2.66 per share to $1.50 per share (the fair value of the Company's stock on that date). Additionally, Laurus also acquired an additional Common Stock Purchase Warrant (together with the Warrant, the "Warrants") for the purchase of up to 100,000 shares of Common Stock, exercisable until December 3, 2009 at a price of $3.00 per share. The fair value of these warrants was stated at approximately $27,000 using the Black-Scholes pricing model.

   On April 19, 2005, Laurus agreed to the early release to the Company of $400,000 (less any accrued but unpaid interest) under the Term Note, and in connection therewith, the Company has agreed to issue to Laurus 250,000 shares of common stock of the Company at an estimated fair market value of $1.50 per share. The released amount is payable on demand and is, therefore, classified as a current liability. The associated fair market value of the 250,000 shares of common stock ($375,000) has been expensed.

   The Term Note and AR Notes (collectively, the "Notes") mature on September 30, 2007 and are collateralized by a first priority lien on inventory, accounts receivable, raw materials and all of its ownership interests in Whitco. Payments on advances against the Term Note are due in monthly installments beginning January 1, 2005. Approximately, $33,162 is payable in monthly installments. The Notes accrue interest at a rate per annum equal to the "prime rate" published in The Wall Street Journal from time to time, plus two percent (2%), but shall in no event be less than six percent (6%) per annum. The Company also granted registration rights with respect to all shares of Common Stock underlying the Notes and Warrants.

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

   On August 6, 2003, the Company received a bridge loan of $250,000 from Keating Reverse Merger Fund ("Lender"). In consideration for the note, the Company agreed to issue warrants for the purchase of up to 125,000 shares (the "Warrant

   Shares") of the common stock of the Company upon consummation of the merger consummated in August 2003 by and between the Company and Whitco, LP. at a price of $2.00 per Warrant Share. On August 22, 2004, in consideration for extending the due date on the note to December 31, 2004, we issued an additional 40,000 warrants for the purchase of our common stock at a price of $4.00 per share. On December 29, 2004 in consideration for extending the due date on the note to December 31, 2005, we issued 20,000 shares of our common stock valued at $1.50 per share. The Company also issued an additional 24,642 shares of our common stock as payment for accrued interest on the original note. The total value of the accrued interest was $36,963.

   On July 26, 2000, the Company made a promissory note payable to Robert D. Brown, Jr. in the amount of $700,000. On November 7, 2000, the note was subordinated to a bank and it was transferred to A. M. Rhyne LP on December 27, 2001. The note matures July 31, 2005. Effective July 29, 2005, the Company and A.M. Rhyne LP executed a Note Extension Agreement whereas the Subordinate Promissory Note was extended to December 1, 2005.

4. STOCKHOLDER'S EQUITY

   On October 12, 2004, the Company commenced a private placement offering of up to 2,666,667 units at $1.50 per unit, each unit consisting of one share of Catalyst common stock and one five year warrant to purchase Catalyst common stock at an exercise price of $3.00 per share. This offering terminated on January 24, 2005, having sold units worth $50,000.

   On April 19, 2005, $400,000 of the Term Note funds held in the escrow account were released by Laurus. Laurus received 250,000 shares of the Company's common stock valued at $375,000 which was expensed immediately as interest expense as a result of the note being due on demand.

5. RESTATED YEAR-END BALANCE SHEET

   The Company filed a restated balance sheet as of September 30th, 2004, which was included in the Company's Form 10-KSB. This restatement relates to the reclassification of $3,000,000 debt to a short term liability which was previously recorded as long term. Even though the note is due September 30th, 2007 and the Company does not believe the note holder will call the note, the fact that the note has a "lock box" arrangements whereby customer remittances are deposited directly into the lock box, and utilized by the bank to reduce the AR Notes. Generally accepted accounting principles require such notes to be reflected as short term.

6. SUBSEQUENT EVENTS

   On July 6, 2005 the Company and Laurus executed Amendment No. 3, whereby Laurus agreed to release to the Company $950,392 from the Restricted Account, provided that $832,453 of such released amount was applied by the Company to repay the excess funding on the A/R Notes and no less than $53,138 of such released amount was applied to repay accrued and unpaid interest on the Term Loan. The remaining $64,801 was to be used by the Company solely for working capital.

   Effective July 29, 2005, the Company and A.M. Rhyne LP executed a Note Extension Agreement whereby the Subordinate Promissory Note totaling $700,000 and expiring on July 31, 2005 was extended to December 1, 2005.

   On August 15, 2005, the Company and Laurus executed Amendment No. 4 whereby Laurus agreed to postpone amortizing payments of the aggregate principal amount of the Term Note until December 1, 2005 at which time the Company shall make monthly payments to Laurus on each repayment date, each such payment in the amount of $86,091 together with any accrued and unpaid interest on such portion of the principal amount plus any and all other unpaid amounts which are then owing under the Term Note and related documents.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

OVERVIEW

We are now at a critical inflection point in our business development. First, we are poised to benefit from the investments we have made in our organic business. Secondly, we now have publicly traded stock, which we hope to use to partially fund a series of acquisitions in order to realize our final primary strategic objective. Because of the significant investments we have made in our distribution network, we believe we can now leverage that network by acquiring small niche-technology structures, fixture and accessory businesses and introducing those products into our existing distribution channel. This would be expected to benefit the Company immediately in two ways. First, we will be able to increase sales of new products by virtue of the fact that we believe our distribution network appears to be better developed (both in scale as well as technology) than the ones used by the companies we seek to acquire. Secondly, the added product offerings may help us gain additional consideration with our lighting agency and OEM customers. We believe having specialty products on our Web site and catalogue not only differentiates us from competitors, but also increases the likelihood that customers will place additional orders for more commodity product at the time of purchase of the specialty product.

We have been reviewing business acquisition and alliance opportunities, which are intended to be our primary vehicle for creating long-term growth for investors. Our "opportunistic" growth strategy is targeted to specific candidates in the outdoor lighting (primarily fixtures and accessories) or pole structure industry. More specifically, we intend to focus initially on small, privately owned companies with positive earnings on a stand alone basis or with the ability to be positive immediately after acquisition through operating efficiencies. Further, we continue to discuss various alliance opportunities with manufacturers of alternative materials that can create structures and with different component manufacturers in need of a vertical structure to deliver a solution to customers. Examples of these alliances include composite pole manufacturers as well as camera and antenna manufacturers for security and wireless technology solutions. Without significant incremental expenditure, it is anticipated that annual revenue of the target companies can be increased in the near future by introducing the new products into our existing distribution channels. Further, our strategy has been expanded by considering other strategic alternatives with companies or investors with the capability to aggressively expand our distribution network and profitability through consolidation or acquisitions.

We believe we have benefited from initiating our own manufacturing operations beginning in December 2004. We have been able to control our production deliveries and quality more closely.

Our strategy has been further enhanced by the $2 million restricted cash investment by Laurus Master Fund Ltd., less advances described herein. Laurus has also provided an additional $3 million revolving line of credit at a floor rate of 6%.

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

On April 19, 2005, Laurus agreed to the early release to the Company of $400,000 (less any accrued but unpaid interest) under the Term Note, and in connection therewith, the Company has agreed to issue to Laurus 250,000 shares of common stock of the Company.

On July 6, 2005 the Company and Laurus executed Amendment No. 3, whereby Laurus agreed to release to the Company $950,392 from the Restricted Account, provided that $832,453 of such released amount was applied by the Company to repay the excess funding on the A/R Notes and no less than $53,138 of such released amount was applied to repay accrued and unpaid interest on the Term Loan. The remaining $64,801 was to be used by the Company solely for working capital.

Effective July 29, 2005, the Company and A.M. Rhyne LP executed a Note Extension Agreement whereas the Subordinate Promissory Note totaling $700,000 and expiring on July 30, 2005 was extended to December 1, 2005.

On August 15, 2005, the Company and Laurus executed Amendment No. 4 whereby Laurus agreed to postpone amortizing payments of the aggregate principal amount of the Term Note until December 1, 2005 at which time the Company shall make monthly payments to Laurus on each Repayment Date, each such payment in the amount of $86,091 together with any accrued and unpaid interest on such portion of the Principal Amount plus any and all other unpaid amounts which are then owing under the Term Note, the purchase agreement pursuant to which the Term Note was entered into and/or any other related agreement.

The Company's Chief Financial Officer, Brady Basil, resigned on June 14, 2005 but remained with the Company in a consulting role through the end of June 2005 for transition purposes. Dennis Depenbusch, the Company's Chairman, President and Chief Executive Officer, has been serving as principal financial officer since Mr. Basil's departure.

Despite the positive developments for our business and finance, cash flow and lack of profitability remain significant challenges. We are seeking to increase both cash flow and profitability by growing sales internally as well as through acquisitions or other strategic alternatives. If we do not raise additional equity capital sufficient to provide for positive working capital and are unable to return in the near term to profitability, we may be required to curtail future operations and/or liquidate assets or enter into credit arrangements on less than favorable terms than would normally be expected, to provide for future liquidity. The Company will examine all options available to it if these acquisitions and/or additional equity or other strategic alternatives are not available.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2004

Revenue. Revenues decreased for the three months ended June 30, 2005 by $1,088,845 or 24% compared to the corresponding prior period. The decrease was due to slower spot sales compared to the corresponding prior period, a decline in steel area lighting pole sales and a decline in sales to one of our OEM customers. Excluding commissions from sales (See table below), the decrease in revenue can be attributed to a $583,904 (53%) decrease in sales to an OEM customer, a $350,295 (22%) decrease in sports lighting pole sales, and a $156,840 (93%) decrease in sales to an OEM customer who previously held a lighting contract with Wal-Mart that expired in March 2004.

Cost of Goods Sold. Cost of goods sold decreased for the three months ended June 30, 2005 by $658,474 or 23% compared to the corresponding prior period. Gross margins of 32% for the quarter compared to 33% in the corresponding prior period were fairly constant between the two reporting periods.

Gross Margin. The decrease in gross margin is due to product mix, raw material cost, pricing demands in the market, freight, and manufacturing inefficiencies. Cost of goods sold for the three months ended June 30, 2005 was $2,225,721, which generated a gross margin of 32%, compared to 33% for corresponding prior period.

Our agents have the ability to sell our products at or above the base price of our products, and our commission structure pays agents 100% of the overage above our base price. The table below itemizes commission revenue generated from the 100% overage and revenue generated from our base price.

                               2005                 2004
                       -------------------   ------------------

Base Price Revenue            $ 2,610,525          $ 3,471,283

Commission Revenue                655,630              803,717

                       -------------------   ------------------
Gross Sales                   $ 3,266,155          $ 4,275,000
                       ===================   ==================

General, selling, and administrative expense (GSA expense). GSA decreased $253,052 or 17% for the three months ended June 30, 2005. The GSA decrease was the result of a decrease of expenses paid related to commissions of $148,017 and reductions in salary, wages and benefits of $74,267.

Interest Expense. Interest expense increased $512,179 for the quarter ended June 30, 2005 compared to the corresponding prior period. The increase was due to an increase in interest expense of $61,261 and an increase in non-cash charges of warrant expense and debt discounts of $450,918.

NINE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2004

Revenue. Revenues decreased for the nine months ended June 30, 2005 by $2,581,105 or 21% compared to the corresponding prior period. The decrease was due to a decline in sales to one OEM customer, slower sports sales compared to the corresponding prior period, less steel area lighting pole sales and less commission revenue. Excluding commissions from sales (See table below), the decrease in revenue can be attributed to a $1,345,924 (97%) decrease in sales to an OEM customer, a $1,111,372 (38%) decrease in sports lighting pole sales, and a $577,225 (14%) decrease in steel area lighting poles. The OEM customer referred to herein previously held a lighting contract with Wal-Mart that expired in March 2004.

Cost of Goods Sold. Cost of goods sold decreased for the nine months ended June 30, 2005 by $1,618,933 or 19% compared to the corresponding prior period. Gross margins of 30% for the nine months ended June 30, 2005 compared to 32% in the corresponding prior period were fairly constant between the two reporting periods. The decrease was mainly due to product mix, raw material cost and pricing demands in the market.

Gross Margin. The decrease in gross margin is due to product mix, raw material cost, pricing demands in the market, freight, and manufacturing inefficiencies. Cost of goods sold for the nine months ended June 30, 2005 was $6,892,788, which generated a gross margin of 30%, compared to 32% for corresponding prior period.

Our agents have the ability to sell our products at or above the base price of our products, and our commission structure pays agents 100% of the overage above our base price. The table below itemizes commission revenue generated from the 100% overage and revenue generated from our base price.


                               2005                 2004
                        -------------------  ------------------

Base Price Revenue             $ 7,960,881        $ 10,067,015

Commission Revenue               1,898,551           2,373,522

                        -------------------  ------------------
Gross Sales                    $ 9,859,432        $ 12,440,537
                        ===================  ==================

General, selling, and administrative expense (GSA expense). GSA decreased $401,437 or 9% for the nine months ended June 30, 2005 compared to the corresponding prior period. The GSA decrease was the result of a decrease of expenses paid related to commissions of $474,500 and reductions in salary, wages and benefits of $94,569. These savings were off-set by increases in property taxes of $56,475, legal fees of $49,114, and accounting fees of $33,320.

Interest Expense. Interest expense increased $749,082 for the nine months ended June 30, 2005 compared to the corresponding prior period. The increase was due to an increase in interest expense of $131,137 and in increase in non-cash charges of warrant expense and debt discount of $617,945.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005, we had a working capital deficit of $3,185,922. We also incurred a net loss for both the three month and nine month periods ending June 30, 2005 of $(746,383) and $(2,006,797), respectively. We believe the loss is due to the decline in the sports and area lighting pole business, the decrease in gross margin, and the impact of the loss of Wal-Mart business through an OEM customer.

We are also seeking to increase both cash flow and profitability by growing sales internally as well as through acquisitions or other strategic alternatives. If we do not raise additional equity capital sufficient to provide for positive working capital and are unable to return in the near term to profitability, we may be required to curtail future operations and/or liquidate assets or enter into credit arrangements on less than favorable terms than would normally be expected, to provide for future liquidity. The Company will examine all options available to it if these acquisitions and/or additional equity or other strategic alternatives are not available.

Cash used in operations for the nine months ended June 30, 2005 and 2004 was $(899,323) and $(126,080), respectively. The June 30, 2005 increase in the use of cash compared to the prior period resulted primarily from an increased loss of $1,563,618.

Cash provided by (used in) investing activities for nine months ended June 30, 2005 and 2004, was $989,124 and $(58,290), respectively. This was primarily a result of the increase of $1,000,000 of restricted cash from the Term Note during the nine months ended June 30, 2005.

Cash provided by (used in) financing activities for the nine months ended June 30, 2005 and 2004 was $(377,561) and $168,414, respectively. For the nine months ended June 30, 2005 cash flows from financing activities decreased primarily due to a decrease in common stock issuance.

Material cash requirements for the next twelve months not in the ordinary course of business relate to the soliciting and closing of possible acquisition targets or other strategic opportunities. Regarding repayment of debt, over the next 12 months our current maturities of long term debt as of June 30, 2005 is $1,666,273, consisting of subordinated debt and repayment of the release of restricted cash by Laurus Master Fund, Ltd from the Term Note. For the next 12 months, one $250,000 payment is due on December 31, 2005, and one $700,000 payment plus accrured interest is due on December 1, 2005. On August 15, 2005, the Company and Laurus executed Amendment No. 4 whereby Laurus agreed to postpone amortizing payments of the aggregate principal amount of the Term Note until December 1, 2005 at which time the Company shall make monthly payments to Laurus on each repayment date, each such payment in the amount of $86,091 together with any accrued and unpaid interest on such portion of the principal amount plus any and all other unpaid amounts which are then owing under the Term Note, the purchase agreement pursuant to which the Term Note and related documents. Any remaining payments are spread evenly over the entire year.

We intend to fund future payments on these obligations through operational cash flow, further utilization of our existing credit facility with Laurus, conversion of the AR Notes into Common Stock, and adding additional subordinated debt. We also believe future capital raises or other strategic alliances, mergers, or sales are possible to fund growth, operations, and other business opportunities. However, we cannot assure that any of these sources is available to us.

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

On April 19, 2005, $400,000 of the Term Note funds held in the escrow account was released by Laurus. Laurus received 250,000 shares of the Company's Common Stock as consideration for the advance.

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

As of June 30, 2005, $2,827,612 has been advanced pursuant to the AR Notes and $1,894,018 (including the $600,000 and the $400,000 referenced above) has been advanced pursuant to the Term Note. Catalyst has the option of prepaying the Term Note and Borrowing Note by paying 120% of all amounts then due and owing to Laurus. The AR Notes, aggregating $3,000,000, are for accounts receivable financing provided by Laurus and, once received, there is no restriction on the use of such funds. The Term Note provides up to $2,000,000 for acquisitions and/or general working capital, with its use subject to the approval of Laurus. The Securities Purchase Agreement pursuant to which the Term Note was issued (the "SPA") also contains restrictions for so long as at least 25% of the Term
Note is still outstanding. During such time, Catalyst is prohibited from, among other things, (i) declaring or paying any dividends, (ii) issuing any preferred stock that is mandatorily redeemable prior to payment in full of all indebtedness and liabilities of the Company to Laurus, (iii) redeeming any of its preferred stock or other equity interests, (iv) liquidating, dissolving or effecting a material reorganization (it being understood that in no event shall the Company dissolve, liquidate or merge with any other person or entity unless the Company is the surviving entity) and (v) materially altering or changing the scope of the business of the Company.

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

On July 6, 2005 the Company and Laurus executed Amendment No. 3, whereby Laurus agreed to release to the Company $950,392 from the Restricted Account, provided that $832,453 of such released amount was applied by the Company to repay the excess funding on the A/R Notes and no less than $53,138 of such released amount was applied to repay accrued and unpaid interest on the Term Loan. The remaining $64,801 was to be used by the Company solely for working capital.

On August 15, 2005, the Company and Laurus executed Amendment No. 4 whereby Laurus agreed to postpone amortizing payments of the aggregate principal amount of the Term Note until December 1, 2005 at which time the Company shall make monthly payments to Laurus on each repayment date, each such payment in the amount of $86,091 together with any accrued and unpaid interest on such portion of the principal amount plus any and all other unpaid amounts which are then owing under the Term Note and related documents.

If (i) Catalyst shall have registered all Common Stock underlying the Notes and Warrants and (ii) the market price of the Common Stock for the five trading days immediately preceding the last day of the most recent month exceeds the then applicable fixed conversion price by at least twenty five percent (25%), the interest rate for the succeeding calendar month shall automatically be reduced by 200 basis points, or 2%, for each incremental twenty five percent (25%) increase in the market price of the Common Stock above the then applicable fixed conversion price. If (i) the Company shall not have registered the shares of Common Stock underlying the Notes and Warrants and (ii) the market price of the Common Stock as reported by Bloomberg, L.P. on the principal market for the five trading days immediately preceding the last day of the most recent month exceeds the then applicable fixed conversion price by at least twenty five percent (25%), the interest rate for the succeeding calendar month shall automatically be decreased by 100 basis points, or 1%, for each incremental twenty five percent (25%) increase in the market price of the Common Stock above the then applicable fixed conversion price. As the Common Stock underlying the Term Note is not being registered pursuant to the Registration Statement, we anticipate that we may only be able to reduce the interest rate under the Notes at the 1% rate set forth in the immediately preceding sentence. Failure to decrease the interest rate by 2%, as set forth above, is not expected to affect the Company in a material way as the aggregate annual difference, even if all $5,000,000 under the Notes were currently outstanding, is only $50,000. Currently, there is only $4,622,629 outstanding under all Notes, $2,827,611 having been advanced pursuant to the AR Notes and $1,894,018 (including the $600,000 and $400,000 referenced above) having been advanced pursuant to the Term Note. Interest under the Notes is not payable in shares of Common Stock.

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

ITEM 3.  CONTROLS AND PROCEDURES
         -----------------------

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our chief executive officer, who is also currently our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of a date (the "Evaluation Date") as of the end of the period covered by this quarterly report, has concluded that, as of the Evaluation Date, disclosure controls and procedures were effective and designed to ensure that material information relating to consolidated subsidiaries would be made known to them by others within those entities.

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

(b) CHANGES IN INTERNAL CONTROLS. There were no changes in internal controls or to our knowledge, in any other factors that could materially affect, or would be reasonably likely to materially affect, disclosure controls and procedures, or internal control over financial reporting, subsequent to June 30, 2005.

PART II - OTHER INFORMATION
          -----------------

ITEM 1. LEGAL PROCEEDINGS.

   On April 28, 2004, FWT, Inc. sued the Company for breach of contract and attorney's fees. The lawsuit relates to an unpaid purchase order in the amount of $30,609 which is disputed by the Company. The Company filed an answer on June 8, 2004 and in addition to denying liability to FWT, the Company asserted claims for breach of contract and negligence against a third party, Double R Transport and Farms, Inc. The Company has reached an agreement in principle to settle its claims against Double R and it intends to vigorously defend itself against FWT's claims if that settlement is not finalized.

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

On September 27, 2004, the Trustee for the Warren Electric Group, Ltd. bankruptcy estate sued the Company for recovery of $17,250 allegedly paid to the Company in the 90 days prior to Warren Electric's bankruptcy. The Company reached a settlement on December 20, 2004 by which it paid the Warren Liquidating Trust $8,625 and the suit was dismissed.

ITEM 2. CHANGES IN SECURITIES.
None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None

ITEM 5. OTHER INFORMATION.
None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005.

31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005.

(b)   Reports on Form 8-K.
      Form 8-K filed April 20, 2005
      Form 8-K filed June 20, 2005

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Registrant: CATALYST LIGHTING GROUP, INC.

Date: August 22, 2005               /s/ Dennis H. Depenbusch
                                     -------------------------------------------
                                     Dennis H. Depenbusch
                                     Chief Executive Officer,
                                     Chairman of the Board of Directors,
                                     Chief Financial Officer and Secretary