Form 10QSB
period 2007-12-31
CATALYST LIGHTING GROUP INC
filed 2008-02-27
CIK 1161582

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-50385

Catalyst Lighting Group, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

84-1588927
(I.R.S. Employer Identification Number)

190 Lakeview Way, Vero Beach, FL 32963
(Address of Principal Offices)

(772) 231-7544
(Issuer’s Telephone Number)

No Change
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,331,131 shares of common stock, par value $.0001 per share, outstanding as of February 26, 2008.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

CATALYST LIGHTING GROUP, INC.

- INDEX -

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Statements made in this Form 10-QSB (the "Quarterly Report") that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements often can be identified by the use of terms such as "may", "will", "expect", "believe", "anticipate", "estimate", "approximate", or "continue", or the negative thereof. Catalyst Lighting Group, Inc. (“we”, “us”, “our” or the "Company") intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital and unexpected costs. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Catalyst Lighting Group, Inc.
Balance Sheets

	December 31,	September 30,
	2007	2007
	(Unaudited)

Assets

Current assets
Cash and cash equivalents	$57,116	$76,696

Total current assets	57,116	76,696

Total assets	$57,116	$76,696

Liabilities and Stockholders' Equity

Current liabilities
Accrued expenses	$3,250	$8,363

Total current liabilities	3,250	8,363

Stockholders' equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized; 4,331,131 shares issued and outstanding	433	433
Additional paid-in capital	4,150,986	4,150,986
(Deficit) accumulated	(4,097,553)	(4,083,086)

Total stockholders' equity	53,866	68,333

Total liabilities and stockholders' equity	$57,116	$76,696

The accompanying notes are an integral part of these financial statements.

Catalyst Lighting Group, Inc.
Statements of Operations

	Three Months Ended
	December 31,
	2007	2006
	(Unaudited)	(Unaudited)

Revenue	$-	$-

Operating expenses
General and administrative	14,467	14,453

Total operating expenses	14,467	14,453

Loss from operations	(14,467)	(14,453)

Other income (expense)
Interest expense	-	(20,956)

Net (loss)	$(14,467)	$(35,409)

Net (loss) per share - basic and diluted	NIL *	$(.08)

Weighted average number of shares of outstanding - basic and diluted	4,331,131	419,065

* Less than $.01 per share

The accompanying notes are an integral part of these financial statements.

Catalyst Lighting Group, Inc.
Statements of Changes in Stockholders’ Equity (Deficit)
For the Three Months Ended December 31, 2007 (Unaudited) and
the Year Ended September 30, 2007

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Deficit	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Accumulated	Equity (Deficit)

Balances at September 30, 2006	-	$-	421,550	$42	$3,859,344	$(4,944,726)	$(1,085,340)

Preferred stock issued for cash	157,277	157,277	-	-	-	-	157,277
Common stock issued for payment of debt	-	-	1,154,258	115	115,310	-	115,425

Common stock issued for services	-	-	193,308	20	19,311	-	19,331
Common stock issued on conversion of preferred stock	(157,277)	(157,277)	2,562,015	256	157,021	-	-
Net (loss)	-	-	-	-	-	861,640	861,640

Balances at September 30, 2007	-	$-	4,331,131	$433	$4,150,986	$(4,083,086)	$68,333

Net (loss)	-	-	-	-	-	(14,467)	(14,467)

Balances at December 31, 2007	-	$-	4,331,131	$433	$4,150,986	$(4,097,553)	$53,866

*after giving effect the 1-for-10 reverse stock split and the reduction in the par value of common stock from $0.01 to $0.0001 per share effective September 25, 2007.

The accompanying notes are an integral part of these financial statements.

Catalyst Lighting Group, Inc.
Statements of Cash Flows

	Three Months Ended
	December 31,
	2007	2006
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities
Net (loss)	$(14,467)	$(35,409)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
(Income) on discharge of indebtedness	-	-
Amortization of debt discount	-	13,097
Common stock issued for services	-	-
Changes in operating assets and liabilities:
Accrued expenses	(5,113)	22,312
Accrued interest due to related party	-	-

Net cash (used in) operating activities	(19,580)	-

Cash Flows From Financing Activities
Proceeds from issuance of preferred stock	-	-
Repurchase and cancellation of common stock	-	-

Net cash provided by financing activities	-	-

Net increase (decrease) in cash	(19,580)	-

Cash and cash equivalents, beginning of period	76,696	-

Cash and cash equivalents, end of period	$57,116	$-

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these financial statements.

Catalyst Lighting Group, Inc.
Notes to Financial Statements
December 31, 2007

1.	Basis of Presentation and Organization

The accompanying unaudited financial statements of Catalyst Lighting Group, Inc. (the “Company”) are presented in accordance with the requirements for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (all of which were of a normal recurring nature) considered necessary to fairly present the financial position, results of operations, and cash flows of the Company on a consistent basis, have been made.

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's financial statements. Operating results for the three months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.

The Company recommends that the accompanying financial statements for the interim period be read in conjunction with the Company's financial statements for the year ended September 30, 2007 and 2006 included in the Company’s registration statement on Form 10-SB as filed with the Securities and Exchange Commission (“SEC”) on December 7, 2007.

Organization and Business
The Company was incorporated in the State of Delaware on March 7, 2001. On August 27, 2003, the Company completed the reverse acquisition of Whitco Company, L.P. (“Whitco”). Whitco was a wholly owned subsidiary of the Company and was engaged in the manufacture and sale of area lighting poles to distributors throughout the United States of America.

The Company’s common stock was quoted on the Over-the-Counter Bulletin Board through December 27, 2005, when it filed a Form 15 application with the SEC to withdrawal as a reporting company under U.S. securities laws. Since that time, the Company’s common stock has traded on the Pink Sheets.

On March 15, 2006, Whitco voluntarily filed for protection under Chapter 11 of the U.S. bankruptcy laws. On April 25, 2006, the bankruptcy court approved a sale of Whitco’s assets (other than cash and accounts receivable) used in its area lighting pole business. The assets were sold free and clear of any liens and encumbrances to a third party purchaser pursuant to Section 363 of the U.S Bankruptcy Code. The purchaser issued a common stock purchase warrant to acquire shares of the purchaser’s common stock as consideration for the assets purchased (“Purchase Warrant”).

On May 16, 2006, Whitco filed a motion to convert its bankruptcy case to a Chapter 7 liquidation proceeding. This motion was granted by the bankruptcy court on July 13, 2006. In connection with the liquidation, the Purchase Warrant and Whitco’s cash and accounts receivable were assigned and distributed to Whitco’s secured creditor. As part of the Chapter 7 bankruptcy proceedings, no assets were available for distribution to unsecured creditors and, accordingly, these unsatisfied obligations were relieved as part of the liquidation in accordance with the provisions of Chapter 7 of U.S. bankruptcy laws.

Since Whitco’s liquidation in bankruptcy, the Company has had nominal assets and nominal business operations and its business strategy has been to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. In furtherance of this business strategy, on July 25, 2006, the Company voluntarily filed for protection under Chapter 11 of the U.S. bankruptcy laws. The Company subsequently determined to withdraw from bankruptcy court protection and, on motion made by the U.S. trustee, the bankruptcy court ordered the case dismissed on January 9, 2007. Since the dismissal of the Company’s bankruptcy case, the Company has settled its outstanding liabilities with creditors and is now in a position to actively seek a target company. In addition, effective August 22, 2007, the Company experienced a change in control and its management changed, pursuant to a Securities Purchase Agreement by and between the Company and KIG Investors I, LLC (“Investor”). See Note 3.

Catalyst Lighting Group, Inc.
Notes to Financial Statements
December 31, 2007

The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Going Concern
Since inception, the Company and its former subsidiary have a cumulative net loss of $4,097,553. Since inception, the Company has also been dependent upon the receipt of capital investment or other financing to fund its operations. The Company currently has no source of operating revenue, and has only limited working capital with which to pursue its business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for the Company to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

Income Taxes
The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as well as the reported amounts of revenues and expenses. Actual results could differ from these estimates.

Income Taxes
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”), which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized.

Cash and Cash Equivalents
Cash and cash equivalents, if any, include all highly liquid instruments with an original maturity of three months or less at the date of purchase.

Catalyst Lighting Group, Inc.
Notes to Financial Statements
December 31, 2007

Fair Value of Financial Instruments
The Company's financial instruments include accounts payable, accrued expenses and notes payable to related parties. The carrying amounts of financial instruments approximate fair value due to their short maturities.

Net Loss Per Share
Basic loss per share (EPS) is calculated by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company currently has no dilutive securities and as such, basic and diluted loss per share are the same for all periods presented.

Comprehensive Loss
Comprehensive loss is defined as all changes in stockholders’ equity, exclusive of transactions with owners, such as capital investments. Comprehensive loss includes net loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the three months ended December 31, 2007, the Company’s comprehensive loss was the same as its net loss.

Stock Compensation for Services Rendered
The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty's performance is complete or the date on which it is probable that performance will occur.

Recently Issued Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which gives companies the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurement.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. The FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

The adoption of these new Statements is not expected to have a material effect on the Company’s current financial position, results of operations, or cash flows.

Catalyst Lighting Group, Inc.
Notes to Financial Statements
December 31, 2007

3.	Change of Control Transactions; Creditor Settlements

On August 22, 2007, the Company entered into a stock purchase agreement with the Investor pursuant to which the Investor purchased 1,572,770 shares of convertible preferred stock for a purchase price of $157,277, or $0.10 per share (“Preferred Stock Purchase”).

On August 23, 2007, in accordance with the terms of the stock purchase agreement, the existing officers and two of the Company’s directors resigned, and Kevin R. Keating, the sole remaining director, was appointed Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer.

Kevin R. Keating is the father of Timothy J. Keating, the principal member of Keating Investments, LLC. Keating Investments, LLC is the managing member of the Investor. Timothy J. Keating is the manager of the Investor.

The Preferred Stock Purchase was completed on September 12, 2007. The preferred shares were automatically convertible into the Company’s common stock at such time as the Company completed a 1-for-10 reverse stock split (“Reverse Split”). The Reverse Split was completed on September 25, 2007, and the Investor was issued 2,562,015 shares of common stock, on a post-split basis, upon cancellation of the preferred stock. As of December 31, 2007, the Investor owns approximately 59% of the outstanding shares of common stock. The proceeds of the Preferred Stock Purchase were used to pay outstanding liabilities of the Company.

In connection with and as a condition of the closing of the Preferred Stock Purchase, the Company entered into agreements with a number of creditors for a cash settlement of amounts owed to them by the Company. Pursuant to these cash settlements, the Company paid an aggregate of $30,277 in complete satisfaction of $191,092 in accrued liabilities, resulting in income from the discharge of indebtedness of $160,815 in the fourth quarter of the year ending September 30, 2007.

In connection with and as a condition of the closing of the Preferred Stock Purchase, the Company also entered into agreements with a number of creditors for the issuance of common stock in complete settlement of amounts owed to them for services rendered. Pursuant to these equity settlements, the Company issued an aggregate of 71,086 shares of common stock, on a post-split basis, valued at $7,109 or approximately $0.10 per share, in satisfaction of accrued liabilities totaling $73,260, resulting in income from discharge of indebtedness of $66,151 being recorded in the fourth quarter of the year ending September 30, 2007.

In connection with and as a condition of the closing of the Preferred Stock Purchase, the Company also entered into an agreement with the Company’s secured creditor for the issuance of common stock in complete settlement of amounts owed to it for certain loans and accrued interest. Pursuant to this equity settlement, the Company issued 1,083,172 shares of common stock, on a post-split basis, valued at $108,317 or approximately $0.10 per share, in satisfaction of principal under notes of $820,024 and accrued interest of $121,095, resulting in income from discharge of indebtedness of $832,802 being recorded in the fourth quarter of the year ending September 30, 2007.

In consideration of the above equity settlements, each creditor was granted piggy back registration rights for the shares of common stock received in the settlement.

Further, as part of the cash and equity settlements, any creditor holding warrants to purchase shares of the Company’s common stock agreed to the cancellation of such warrants. Accordingly, warrants to purchase 82,367 shares of common stock, on a post-split basis, were cancelled.

Catalyst Lighting Group, Inc.
Notes to Financial Statements
December 31, 2007

4.	Stockholders’ Equity

Common Stock
Pursuant to certain settlement agreements, on September 14, 2007, the Company issued an aggregate of 71,086 shares of common stock, on a post-split basis, valued at $7,109 or approximately $0.10 per share, in satisfaction of accrued liabilities owed to certain service providers totaling $73,260, resulting in income from discharge of indebtedness of $66,151 being recorded.

Pursuant to a settlement agreement with the Company’s secured creditor, on September 14, 2007, the Company issued 1,083,172 shares of common stock, on a post-split basis, valued at $108,317 or approximately $0.10 per share, in satisfaction of principal under notes of $820,024 and accrued interest of $121,095, resulting in income from discharge of indebtedness of $832,802 being recorded.

On September 14, 2007, the Company issued 86,654 shares of its common stock, on a post-split basis, to Kevin R. Keating, the sole officer and director of the Company, for services rendered to the Company valued at $8,665, or $0.10 per share.

On September 14, 2007, the Company issued 86,654 shares of its common stock, on a post-split basis, to Garisch Financial, Inc. for consulting services rendered to the Company valued at $8,665, or $0.10 per share.

On September 14, 2007, the Company issued 20,000 shares of its common stock, on a post-split basis, to a former officer and director of the Company, for consulting services rendered to the Company valued at $2,000, or $0.10 per share.

On September 25, 2007, following the completion of the Reverse Split, the Company automatically converted its outstanding Preferred Stock and issued the Investor 2,562,015 shares of common stock, on a post-split basis.

The Company has granted piggyback registration rights to each of the recipients of the foregoing stock issuances with respect to the above shares. In addition, demand registration rights have been granted to the Investor and the Company’s secured creditor.

Preferred Stock
On August 27, 2007, the Company’s Board of Directors designated 1,600,000 shares of preferred stock as Series A Convertible Preferred Stock (“Preferred Stock”). Each share of Preferred Stock was automatically convertible into 16.28982 shares of fully paid and non-assessable common stock upon the Company’s completion of a reverse stock split. The holders of Preferred Stock were entitled to vote the number of shares of common stock they were entitled to upon conversion on all matters presented to a vote of the common stockholders.

On August 22, 2007, the Company entered into a stock purchase agreement with the Investor pursuant to which the Investor purchased 1,572,770 shares of Preferred Stock for a purchase price of $157,277 (“Preferred Stock Purchase”). The Preferred Stock Purchase was completed on September 12, 2007. The shares of Preferred Stock were automatically convertible into the Company’s common stock at such time as the Company completed a 1-for-10 reverse stock split (“Reverse Split”). The Reverse Split was completed on September 25, 2007, and the Investor was issued 2,562,015 shares of common stock, on a post-split basis, upon cancellation of the Preferred Stock.

Catalyst Lighting Group, Inc.
Notes to Financial Statements
December 31, 2007

Reverse Stock Split
On September 25, 2007, the Company completed a 1-for-10 reverse stock split of its outstanding common stock. The Reverse Split provided for the round up of fractional shares and the special treatment of certain shareholders as follows:

a.
shareholders holding less than 100 shares of common stock as of the record date will not be affected by the Reverse Split and will hold the same number of shares both before and after the Reverse Split;

b.	shareholders holding 1,000 or fewer shares of common stock, but at least 100 shares of common stock as of the record date will hold 100 shares of common stock following the Reverse Split; and

c.	all fractional shares as a result of the Reverse Split will be rounded up.

In connection with the Reverse Split, effective September 25, 2007, the Company also amended its certificate of incorporation to reduce the par value of its common stock and preferred stock from $0.01 to $0.0001 per share and to increase the number of authorized shares of common stock from 40,000,000 to 200,000,000 shares.

As of December 31, 2007, after giving effect to the Reverse Split, there were 4,331,131 shares of common stock, par value $0.0001 per share, issued and outstanding. Except as otherwise noted, all references to shares of the Company’s common stock shall refer to the shares of common stock after giving effect to the Reverse Split and the reduction of the par value per share.

Option Plans
As of October 1, 2005, there were issued and outstanding options to purchase 9,828 shares of the Company’s common stock, on a post-split basis, and there were 140,172 options available for issuance under the 2003 Stock Option Plan. During the fiscal year ended September 30, 2006, the options to purchase 9,828 shares of common stock under the 2003 Stock Option Plan were cancelled. On September 13, 2007, following the closing of the Preferred Stock Purchase, the 2003 Stock Option Plan was terminated by the Company’s Board of Directors.

Stock Purchase Warrants
As of October 1, 2005, there were issued and outstanding warrants to purchase 86,410 shares of the Company’s common stock, on a post-split basis. During the fiscal year ended September 30, 2007, the Company entered into settlement agreements with certain creditors who held warrants to purchase 82,366 shares of common stock. As part of these settlement agreements, these warrants were cancelled. As of December 31, 2007, the Company had issued and outstanding warrants, on a post-split basis, as follows:

Warrant Holder	Warrants Outstanding	Exercise Price	Expiry Date

Former Director	710	$31.25	3/26/2008

Investor	3,334	$30.00	12/10/2009

Balances, December 31, 2007	4,044

Catalyst Lighting Group, Inc.
Notes to Financial Statements
December 31, 2007

5.	Related Party Transactions

On September 14, 2007, the Company issued 86,654 shares of its common stock, on a post-split basis, to Kevin R. Keating, the sole officer and director of the Company, for services rendered to the Company valued at $8,665, or $0.10 per share.

On September 14, 2007, the Company issued 20,000 shares of its common stock, on a post-split basis, to a former officer and director of the Company, for consulting services rendered to the Company valued at $2,000, or $0.10 per share.

Management Agreement
On October 1, 2007, the Company and Vero Management, L.L.C. (“Vero”) entered into an agreement whereby Vero will provide to the Company a broad range of managerial and administrative services for a fixed fee of $1,000 per month, for an initial period of twelve months. At the end of the initial twelve month term, the agreement will continue to remain in effect until terminated in writing by either party. For the three months ended December 31, 2007, the Company recorded $3,000 of managerial and administrative expenses associated with this agreement which are included as a component of general and administrative expenses in the accompanying condensed statements of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(a) Reorganization

The Company completed its reorganization in September 2007 (“Reorganization”) and settled all of its outstanding liabilities with creditors outside the jurisdiction of the bankruptcy courts. As part of the Reorganization, on August 22, 2007, the Company entered into a stock purchase agreement with KIG Investors I, LLC (“KIG Investors”) pursuant to which KIG Investors purchased 1,572,770 shares of convertible preferred stock for a purchase price of $157,277, or $0.10 per share (“Preferred Stock Purchase”).

The Preferred Stock Purchase was completed on September 12, 2007. The preferred shares were automatically convertible into the Company’s common stock at such time as the Company completed a 1-for-10 reverse stock split (“Reverse Split”). The Reverse Split was completed on September 25, 2007, and KIG Investors was issued 2,562,015 shares of common stock, on a post-reverse split basis, upon cancellation of the preferred stock. The proceeds of the Preferred Stock Purchase were used to pay outstanding liabilities of the Company.

As part of the Reorganization, the Company entered into agreements with a number of creditors for a cash settlement of amounts owed to them by the Company. Pursuant to these cash settlements, the Company paid an aggregate of $30,277 in complete satisfaction of $191,092 in accrued liabilities, resulting in income from the discharge of indebtedness of $160,815 being recorded in the quarter ended September 30, 2007.

As part of the Reorganization, the Company also entered into settlement agreements with certain service providers for the issuance of common stock in complete settlement of amounts owed to them for services rendered. Pursuant to these settlement agreements, the Company issued an aggregate of 71,086 shares of common stock, on a post-reverse split basis, valued at $7,109 or approximately $0.10 per share, in satisfaction of accrued liabilities totaling $73,260, resulting in income from discharge of indebtedness of $66,151 being recorded in the quarter ended September 30, 2007.

As part of the Reorganization, the Company also entered into a settlement agreement with Laurus Master Fund, Ltd. (“Laurus”), the Company’s secured creditor, for the issuance of common stock in complete settlement of amounts owed to it for certain loans and accrued interest. Pursuant to this settlement agreement, the Company issued 1,083,172 shares of common stock, on a post-split basis, to Laurus valued at $108,317 or approximately $0.10 per share, in satisfaction of principal under notes of $820,024 and accrued interest of $121,095, resulting in income from discharge of indebtedness of $832,802 being recorded in the quarter ended September 30, 2007.

(b) Results of Operation

For the three months ended December 31, 2007 and 2006, the Company had no revenues from continuing operations.

For the three months ended December 31, 2007, the Company had a loss from operations of $(14,467), as compared with a loss from operations of $(35,409) for the corresponding period in 2006. For the three months ending December 31, 2007, the Company incurred $14,467 of operating expenses, comprised of (a) audit fees of $9,250 incurred in relation to the audit for the year ended September 30, 2007, (b) management fees of $3,000 incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC (“Vero”), (c) transfer agent fees of $1,900, and (d) other miscellaneous operating expenses of $317. For the three months ended December 31, 2006, the Company incurred $14,453 of operating expenses, primarily comprised of the amortization of debt discount.

For the three months ended December 31, 2007, the Company incurred interest expense of $0, as compared with interest expense of $20,956 for the three months ended December 31, 2006. The reduction in interest expense was primarily attributed to the settlement of certain notes in the quarter ended September 30, 2007.

(c) Liquidity and Capital Resources

As of December 31, 2007, the Company had assets equal to $57,116, comprised exclusively of cash and cash equivalents. The Company’s current liabilities as of December 31, 2007 were $3,250, comprised exclusively of accrued expenses.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the three months ended September, 2007 and 2006:

	Three months ended December, 31
	2007	2006

Operating activities	$(19,580)	$-
Investing activities	-	-
Financing activities	$-	$-

Net effect on cash	$(19,580)	$-

The Company currently has nominal assets, no active business operations and no sources of revenues. The Company is dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations. Our financial statements indicate that without additional capital, there is substantial doubt as to our ability to continue as a going concern.

(d) Plan of Operations

Since the Company completed its Reorganization in September 2007, its business strategy and plan of operation has been to investigate and, if such investigation warrants, acquire a target operating company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury or with additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

During the next 12 months we anticipate incurring costs related to the filing of reports required under the Securities Exchange Act of 1934, as amended (“Exchange Act”), and consummating a business combination.

We believe we will be able to meet these costs through use of funds in our treasury and additional amounts to be loaned by or invested in us by our stockholders, management or other investors. Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target operating company and enter into a possible business combination with such operating company. Management’s plan includes obtaining additional funds by equity financing prior to or in connection with a business combination and/or related party advances; however, there is no assurance of additional funding being available.

The Company may consider a an operating business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

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

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We do not currently intend to retain any entity to act as a "finder" to identify and analyze the merits of potential target businesses. However, at present, we contemplate that Keating Securities, LLC (“Keating Securities”), a Delaware limited liability company and a registered broker-dealer, may act as one of the finders of business combinations for the Company. Timothy J. Keating, the son of Kevin R. Keating, our sole officer and director, and the manager of KIG Investors, our principal stockholder, is the Managing Member of, and holds approximately a 54% interest in, Keating Securities. There is currently no signed agreement or preliminary agreement or understanding between us and Keating Securities.

(g) Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Item 3. Controls and Procedures.

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (the “SEC”) rules and forms. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the sole officer and director, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information.

Effective October 1, 2007, the Company entered into a management agreement (the “Management Agreement”) with Vero whereby Vero will provide the Company with a broad range of managerial and administrative services for a fixed fee of $1,000 per month, for an initial period of twelve months. At the end of the initial twelve month term, the agreement will continue to remain in effect until terminated in writing by either party.

Following the Reorganization, as more fully described above, on December 7, 2007, the Company filed a registration statement on Form 10-SB with the SEC to register its common stock under Section 12(g) of the Exchange Act and to become a reporting company under the Exchange Act.  The Company’s registration statement on Form 10-SB became effective on February 5, 2008.  The Company received a letter from the SEC on February 7, 2008 stating that the SEC had no further comments on the registration statement.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit Number	Description

2.1	Certificate of Ownership and Merger, as filed with the Delaware Secretary of State on September 23, 2003
3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on March 7, 2001
3.2	Certificate of Designation of Series A Convertible Preferred Stock, as filed with the Delaware Secretary of State on August 27, 2007
3.3	Certificate of Amendment of Certificate of Incorporation, as filed with the Delaware Secretary of State on September, 19, 2007
3.4	By-Laws, as amended
10.1	Common Stock Purchase Warrant Issued to John Sanderson dated May 26, 2004
10.2	Common Stock Purchase Warrant Issued to Wilkinson Family Trust dated December 10, 2004
10.3	Securities Purchase Agreement between KIG Investors I, LLC and the Company dated August 22, 2007
10.4	Registration Rights Agreement between KIG Investors I, LLC and the Company dated September 12, 2007
10.5	Settlement and Release Agreement between Feldman Weinstein & Smith, LLP and the Company dated August 21, 2007
10.6	Settlement and Release Agreement between Halliburton Investor Relations and the Company dated August 13, 2007

10.7	Form of Registration Rights Agreement between certain Other Stockholders and the Company dated September 14, 2007
10.8	Settlement and Release Agreement between Laurus Master Fund, Ltd. and the Company dated August 22, 2007
10.9	Registration Rights Agreement between Laurus Master Fund, Ltd. and the Company dated September 14, 2007
10.10	Revolving Loan Agreement between Keating Investments, LLC and the Company dated August 22, 2007
10.11	Consulting Agreement between Garisch Financial, Inc. and the Company dated September 13, 2007
10.12	Agreement between the Company and Vero Management, LLC, dated as of October 1, 2007
31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2007.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Exhibits 31.1 and 32.1 are filed herewith. All other exhibits are contained in the Company’s Form 10-SB filed with the SEC on December 7, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 26, 2008	CATALYST LIGHTING GROUP, INC.

	By:	/s/ Kevin R. Keating
Name: Kevin R. Keating
Title: President