Form 10QSB
period 2008-03-31
CATALYST LIGHTING GROUP INC
filed 2008-05-14
CIK 1161582

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,331,131 shares of common stock, par value $.0001 per share, outstanding as of May 14, 2008.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

CATALYST LIGHTING GROUP, INC.

- INDEX -

PART I - FINANCIAL INFORMATION

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

Catalyst Lighting Group, Inc.
Balance Sheets

	March 31,	September 30,
	2008	2007
	(Unaudited)

Assets

Current assets
Cash and cash equivalents	$46,388	$76,696

Total current assets	46,388	76,696

Total assets	$46,388	$76,696

Liabilities and Stockholders' Equity

Current liabilities
Accrued expenses	$6,500	$8,363

Total current liabilities	6,500	8,363

Stockholders' equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized; 4,331,131 shares issued and outstanding	433	433
Additional paid-in capital	4,150,986	4,150,986
(Deficit) accumulated	(4,111,531)	(4,083,086)

Total stockholders' equity	39,888	68,333

Total liabilities and stockholders' equity	$46,388	$76,696

The accompanying notes are an integral part of these financial statements.

Catalyst Lighting Group, Inc.
Statements of Operations

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-

Operating expenses
General and administrative	13,978	14,089	28,445	28,542

Total operating expenses	13,978	14,089	28,445	28,542

Loss from operations	(13,978)	(14,089)	(28,445)	(28,542)

Other income (expense)
Interest expense	-	(20,725)	-	(41,681)

Net (loss)	$(13,978)	$(34,814)	$(28,445)	$(70,223)

Net (loss) per share - basic and diluted	NIL*	$(.08)	NIL*	$(.17)

Weighted average number of shares of outstanding - basic and diluted	4,331,131	419,065	4,331,131	419,065

* Less than $.01 per share

The accompanying notes are an integral part of these financial statements.

Catalyst Lighting Group, Inc.
Statements of Changes in Stockholders’ Equity (Deficit)
For the Six Months Ended March 31, 2008 (Unaudited) and
the Year Ended September 30, 2007

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Deficit	Stockholders'
	Shares	Amount	Shares *	Amount	Capital	Accumulated	Equity (Deficit)

Balances at September 30, 2006	-	$-	421,550	$42	$3,859,344	$(4,944,726)	$(1,085,340)

Preferred stock issued for cash	157,277	157,277	-	-	-	-	157,277
Common stock issued for payment of debt	-	-	1,154,258	115	115,310	-	115,425
Common stock issued for services	-	-	193,308	20	19,311	-	19,331
Common stock issued on conversion of preferred stock	(157,277)	(157,277)	2,562,015	256	157,021	-	-
Net (loss)	-	-	-	-	-	861,640	861,640

Balances at September 30, 2007	-	$-	4,331,131	$433	$4,150,986	$(4,083,086)	$68,333

Net (loss)	-	-	-	-	-	(28,445)	(28,445)

Balances at March 31, 2008	-	$-	4,331,131	$433	$4,150,986	$(4,111,531)	$39,888

*after giving effect the 1-for-10 reverse stock split and the reduction in the par value of common stock from $0.01 to $0.0001 per share effective September 25, 2007.

The accompanying notes are an integral part of these financial statements.

Catalyst Lighting Group, Inc.
Statements of Cash Flows

	Six Months Ended
	March 31,
	2008	2007
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities
Net (loss)	$(28,445)	$(70,223)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
(Income) on discharge of indebtedness	-	-
Amortization of debt discount	-	25,909
Common stock issued for services	-	-
Changes in operating assets and liabilities:
Accrued expenses	(1,863)	44,314
Accrued interest due to related party	-	-

Net cash (used in) operating activities	(30,308)	-

Cash Flows From Financing Activities
Proceeds from issuance of preferred stock	-	-
Repurchase and cancellation of common stock	-	-

Net cash provided by financing activities	-	-

Net increase (decrease) in cash	(30,308)	-

Cash and cash equivalents, beginning of period	76,696	-

Cash and cash equivalents, end of period	$46,388	$-

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these financial statements.

Catalyst Lighting Group, Inc.
Notes to Financial Statements
March 31, 2008

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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's financial statements. Operating results for the three and six months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.

The Company recommends that the accompanying financial statements for the interim period be read in conjunction with the Company's financial statements for the year ended September 30, 2007 and 2006 included in the Company’s Annual Report on Form 10-SB as filed on January 11, 2008.

Organization and Business
The Company was incorporated in the State of Delaware on March 7, 2001. On August 27, 2003, the Company completed the reverse acquisition of Whitco Company, L.P. (“Whitco”). Whitco was a wholly owned subsidiary of the Company and was engaged in the manufacture and sale of area lighting poles to distributors throughout the United States of America.

The Company’s common stock was quoted on the Over-the-Counter Bulletin Board under the symbol CYSL through December 27, 2005, when it filed a Form 15 application with the SEC to withdrawal as a reporting company under U.S. securities laws. Since that time, the Company’s common stock has traded on the Pink Sheets under the symbol CYSL.

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

Since Whitco’s liquidation in bankruptcy, the Company has had nominal assets and nominal business operations and its business strategy has been to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. In furtherance of this business strategy, on July 25, 2006, the Company voluntarily filed for protection under Chapter 11 of the U.S. bankruptcy laws. The Company subsequently determined to withdraw from bankruptcy court protection and, on motion made by the U.S. trustee, the bankruptcy court ordered the case dismissed on January 9, 2007. Since the dismissal of the Company’s bankruptcy case, the Company has settled its outstanding liabilities with creditors and is now in a position to actively seek a target company. In addition, effective February 22, 2007, the Company experienced a change in control and its management changed, pursuant to a Securities Purchase Agreement by and between the Company and KIG Investors I, LLC (“Investor”). See Note 3.

Catalyst Lighting Group, Inc.
Notes to Financial Statements
March 31, 2008

The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Going Concern
Since inception, the Company and its former subsidiary have a cumulative net loss of $4,111,531. Since inception, the Company has also been dependent upon the receipt of capital investment or other financing to fund its operations. The Company currently has no source of operating revenue, and has only limited working capital with which to pursue its business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for the Company to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Catalyst Lighting Group, Inc.
Notes to Financial Statements
March 31, 2008

Fair Value of Financial Instruments
The Company's financial instruments include accrued expenses and notes payable to related parties. The carrying amounts of financial instruments approximate fair value due to their short maturities.

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

Comprehensive Loss
Comprehensive loss is defined as all changes in stockholders’ equity, exclusive of transactions with owners, such as capital investments. Comprehensive loss includes net loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the three and six months ended March 31, 2008, the Company’s comprehensive loss was the same as its net loss.

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

Recently Issued Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141 (revised December 2007), “Business Combinations” (“SFAS 141R”), which replaces FASB Statement No. 141, “Business Combinations.” This statement requires an acquirer to recognize identifiable assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their full fair values at that date, with limited exceptions. Assets and liabilities assumed that arise from contractual contingencies as of the acquisition date must also be measured at their acquisition-date full fair values. SFAS 141R requires the acquirer to recognize goodwill as of the acquisition date, and in the case of a bargain purchase business combination, the acquirer shall recognize a gain. Acquisition-related costs are to be expensed in the periods in which the costs are incurred and the services are received. Additional presentation and disclosure requirements have also been established to enable financial statement users to evaluate and understand the nature and financial effects of business combinations. SFAS 141R is to be applied prospectively for acquisition dates on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 requires non-controlling interests to be treated as a separate component of equity, rather than a liability or other item outside of equity. This statement also requires the amount of consolidated net income attributable to the parent and the non-controlling interest to be clearly identified and presented on the face of the income statement. Changes in a parent’s ownership interest, as long as the parent retains a controlling financial interest, must be accounted for as equity transactions, and should a parent cease to have a controlling financial interest, SFAS 160 requires the parent to recognize a gain or loss in net income. Expanded disclosures in the consolidated financial statements are required by this statement and must clearly identify and distinguish between the interest of the parent’s owners and the interests of the non-controlling owners of a subsidiary. SFAS 160 is to be applied prospectively for fiscal years beginning on or after December 15, 2008, with the exception of presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.

Catalyst Lighting Group, Inc.
Notes to Financial Statements
March 31, 2008

The adoption of these new Statements, when effective, is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

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

The Preferred Stock Purchase was completed on September 12, 2007. The preferred shares were automatically convertible into the Company’s common stock at such time as the Company completed a 1-for-10 reverse stock split (“Reverse Split”). The Reverse Split was completed on September 25, 2007, and the Investor was issued 2,562,015 shares of common stock, on a post-split basis, upon cancellation of the preferred stock. As of March 31, 2008, the Investor owns approximately 59% of the outstanding shares of common stock. The proceeds of the Preferred Stock Purchase were used to pay outstanding liabilities of the Company.

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

Catalyst Lighting Group, Inc.
Notes to Financial Statements
March 31, 2008

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

Pursuant to a settlement agreement with the Company’s secured creditors, on September 14, 2007, the Company issued 1,083,172 shares of common stock, on a post-split basis, valued at $108,317 or approximately $0.10 per share, in satisfaction of principal under notes of $820,024 and accrued interest of $121,095, resulting in income from discharge of indebtedness of $832,802 being recorded.

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

All of the foregoing shares of common stock issued by the Company were issued under an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (“Securities Act”). As such, the shares of common stock so issued are restricted shares, and the holder thereof may not sell, transfer or otherwise dispose of such shares without registration under the Securities Act or an exemption therefrom. The Company has granted piggyback registration rights to each of the recipients of the foregoing stock issuances with respect to the above shares. In addition, demand registration rights have been granted to the Investor and the Entity.

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

Catalyst Lighting Group, Inc.
Notes to Financial Statements
March 31, 2008

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

a)
shareholders holding less than 100 shares of common stock as of the record date will not be affected by the Reverse Split and will hold the same number of shares both before and after the Reverse Split;

b)	shareholders holding 1,000 or fewer shares of common stock, but at least 100 shares of common stock as of the record date will hold 100 shares of common stock following the Reverse Split; and

c)	all fractional shares as a result of the Reverse Split will be rounded up.

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

On March 26, 2008, warrants to purchase 710 shares, on a post split basis, of the Company’s common stock at an exercise price of $31.25 expired without being exercised.

Catalyst Lighting Group, Inc.
Notes to Financial Statements
March 31, 2008

As of March 31, 2008, the Company had issued and outstanding warrants, on a post-split basis, as follows:

Warrant Holder	Warrants Outstanding	Exercise Price	Expiry Date

Investor	3,334	$30.00	12/10/2009

5.	Related Party Transactions

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

Management Agreement
On October 1, 2007, the Company and Vero Management, LLC (“Vero”) entered into an agreement whereby Vero will provide to the Company a broad range of managerial and administrative services for a fixed fee of $1,000 per month, for an initial period of twelve months. At the end of the initial twelve month term, the agreement will continue to remain in effect until terminated in writing by either party. For the three and six months ended March 31, 2008, the Company recorded $3,000 and $6,000, respectively, of managerial and administrative expenses associated with this agreement which are included as a component of general and administrative expenses in the accompanying statements of operations.

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

(b) Results of Operation

For the three and six months ended March 31, 2008 and 2007, the Company had no revenues from continuing operations.

For the three months ended March 31, 2008, the Company had a loss from operations of $(13,978), as compared with a loss from operations of $(34,814) for the corresponding period in 2007. For the three months ending March 31, 2008, the Company incurred $13,978 of operating expenses, comprised of (a) audit and other professional fees of $5,228 incurred in relation to the filing of the Company’s Quarterly Report on Form 10-QSB for the period ended December 31, 2007, (b) tax fees of $5,000 for the preparation of the Company’s federal and state income tax returns, (c) management fees of $3,000 incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC (“Vero”) and (d) transfer agent fees of $750. For the three months ended March 31, 2007, the Company incurred $14,089 of operating expenses, primarily comprised of the amortization of debt discount.

For the three months ended March 31, 2008, the Company incurred interest expense of $0, as compared with interest expense of $20,725 for the three months ended March 31, 2007. The reduction in interest expense was primarily attributed to the settlement of certain notes in the quarter ended September 30, 2007.

For the six months ended March 31, 2008, the Company had a loss from operations of $(28,445), as compared with a loss from operations of $(28,542) for the corresponding period in 2007. For the six months ending March 31, 2008, the Company incurred $28,445 of operating expenses, comprised of (a) audit and other professional fees of $14,478 incurred in relation to the filing of the Company’s Annual Report on Form 10-KSB for the period ended September 30, 2007 and the Company’s Quarterly Report on Form 10-QSB for the period ended December 31, 2007, (b) tax fees of $5,000 for the preparation of the Company’s federal and state income tax returns, (c) management fees of $6,000 incurred in relation to a broad range of managerial and administrative services provided by Vero, (d) transfer agent fees of $2,650 and (e) miscellaneous expenses of $317. For the six months ended March 31, 2007, the Company incurred $28,542 of operating expenses, primarily comprised of the amortization of debt discount.

For the six months ended March 31, 2008, the Company incurred interest expense of $0, as compared with interest expense of $41,681 for the six months ended March 31, 2007. The reduction in interest expense was primarily attributed to the settlement of certain notes in the quarter ended September 30, 2007.

(c) Liquidity and Capital Resources

As of March 31, 2008, the Company had assets equal to $46,388, comprised exclusively of cash and cash equivalents. The Company’s current liabilities as of March 31, 2008 were $6,500, comprised exclusively of accrued expenses.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the six months ended March 31, 2008 and 2007:

	Six months ended March 31
	2008	2007

Operating activities	$(30,308)	$-
Investing activities	-	-
Financing activities	$-	$-

Net effect on cash	$(30,308)	$-

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

Item 5. Other Information. None.

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
31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2008.

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

Date: May 14, 2008	CATALYST LIGHTING GROUP, INC.

	By:	/s/ Kevin R. Keating
Name: Kevin R. Keating
Title: President