Form 10QSB
period 2008-06-30
CATALYST LIGHTING GROUP INC
filed 2008-08-13
CIK 1161582

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,331,131 shares of common stock, par value $0.0001 per share, outstanding as of August 13, 2008.

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

Catalyst Lighting Group, Inc.
Balance Sheets

	June 30,	September 30,
	2008	2007
	(Unaudited)

Assets

Current assets
Cash and cash equivalents	$37,944	$76,696

Total current assets	37,944	76,696

Total assets	$37,944	$76,696

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$162	$-
Accrued expenses	3,250	8,363

Total current liabilities	3,412	8,363

Stockholders' equity
Preferred stock, $0.0001 par value; 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares
authorized; 4,331,131 shares issued and outstanding	433	433
Additional paid-in capital	4,150,986	4,150,986
(Deficit) accumulated	(4,116,887)	(4,083,086)

Total stockholders' equity	34,532	68,333

Total liabilities and stockholders' equity	$37,944	$76,696

The accompanying notes are an integral part of these financial statements.

Catalyst Lighting Group, Inc.
Statements of Operations

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-

Operating expenses
General and administrative	5,356	15,046	33,801	43,588

Total operating expenses	5,356	15,046	33,801	43,588

Loss from operations	(5,356)	(15,046)	(33,801)	(43,588)

Other income (expense)
Interest expense	-	(20,956)	-	(62,637)

Net (loss)	$(5,356)	$(36,002)	$(33,801)	$(106,225)

Net (loss) per share - basic and diluted	NIL*	$(.09)	$(.01)	$(.25)

Weighted average number of shares of outstanding - basic and diluted	4,331,131	419,065	4,331,131	419,065

* Less than $.01 per share

The accompanying notes are an integral part of these financial statements.

Catalyst Lighting Group, Inc.
Statements of Changes in Stockholders’ Equity (Deficit)
For the Nine months Ended June 30, 2008 (Unaudited) and
the Year Ended September 30, 2007

							Total
					Additional		Stockholders'
	Preferred Stock		Common Stock		Paid-In	Deficit	Equity
	Shares	Amount	Shares *	Amount	Capital	Accumulated	(Deficit)

Balances at September 30, 2006	-	$-	421,550	$42	$3,859,344	$(4,944,726)	$(1,085,340)

Preferred stock issued for cash	157,277	157,277	-	-	-	-	157,277
Common stock issued for payment of debt	-	-	1,154,258	115	115,310	-	115,425
Common stock issued for services	-	-	193,308	20	19,311	-	19,331
Common stock issued on conversion of preferred stock	(157,277)	(157,277)	2,562,015	256	157,021	-	-
Net income (loss)	-	-	-	-	-	861,640	861,640

Balances at September 30, 2007	-	$-	4,331,131	$433	$4,150,986	$(4,083,086)	$68,333

Net income (loss)	-	-	-	-	-	(33,801)	(33,801)

Balances at June 30, 2008	-	$-	4,331,131	$433	$4,150,986	$(4,116,887)	$34,532

*after giving effect the 1-for-10 reverse stock split and the reduction in the par value of common stock from $0.01 to $0.0001 per share effective September 25, 2007.

The accompanying notes are an integral part of these financial statements.

Catalyst Lighting Group, Inc.
Statements of Cash Flows

	Nine Months Ended
	June 30,
	2008	2007
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities
Net (loss)	$(33,801)	$(106,225)
Adjustments to reconcile net (loss) to net
cash (used in) operating activities:
Amortization of debt discount	-	38,863
Changes in operating assets and liabilities:
Accounts payable	162	-
Accrued expenses	(5,113)	67,362

Net cash (used in) operating activities	(38,752)	-

Net increase (decrease) in cash	(38,752)	-

Cash and cash equivalents, beginning of period	76,696	-

Cash and cash equivalents, end of period	$37,944	$-

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these financial statements.

Catalyst Lighting Group, Inc.
Notes to Financial Statements
June 30, 2008

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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's financial statements. Operating results for the three and nine months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.

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

Since Whitco’s liquidation in bankruptcy, the Company has had nominal assets and nominal business operations and its business strategy has been to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. In furtherance of this business strategy, on July 25, 2006, the Company voluntarily filed for protection under Chapter 11 of the U.S. bankruptcy laws. The Company subsequently determined to withdraw from bankruptcy court protection and, on motion made by the U.S. trustee, the bankruptcy court ordered the case dismissed on January 9, 2007. Since the dismissal of the Company’s bankruptcy case, the Company has settled its outstanding liabilities with creditors and is now in a position to actively seek a target company. In addition, effective February 22, 2007, the Company experienced a change in control and its management changed, pursuant to a Securities Purchase Agreement by and between the Company and KIG Investors I, LLC (“Investor”) (see Note 3).

Catalyst Lighting Group, Inc.
Notes to Financial Statements
June 30, 2008

On June 23, 2008, the Company entered into a letter of intent with Organic Bouquet, Inc. and Organic Style Limited., pursuant to which the Company intends to combine with Organic either through a merger between Organic and a wholly owned subsidiary of the Company, or an exchange of shares of stock of Organic for shares of common stock of the Company (see Note 6).

Going Concern
Since inception, the Company and its former subsidiary have generated an accumulative deficit of $4,116,887. Since inception, the Company has also been dependent upon the receipt of capital investment or other financing to fund its operations. The Company currently has no source of operating revenue, and has only limited working capital with which to pursue its business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for the Company to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Fair Value of Financial Instruments
The Company's financial instruments include accounts payable and accrued expenses. The carrying amounts of financial instruments approximate fair value due to their short maturities.

Catalyst Lighting Group, Inc.
Notes to Financial Statements
June 30, 2008

Net Loss Per Share
Basic loss per share (EPS) is calculated by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. At June 30, 2008, the Company had 3,334 outstanding warrants to purchase 3,334 shares of the Company’s common stock, on a post split basis, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the period presented (see Note 4).

Comprehensive Loss
Comprehensive loss is defined as all changes in stockholders’ equity, exclusive of transactions with owners, such as capital investments. Comprehensive loss includes net loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the three and nine months ended June 30, 2008, the Company’s comprehensive loss was the same as its net loss.

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

Recently Issued Accounting Pronouncements
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of SFAS No. 133.” This Statement amends and expands the disclosure requirements by requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

The adoption of this new Statement, when effective, is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

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

The Preferred Stock Purchase was completed on September 12, 2007. The preferred shares were automatically convertible into the Company’s common stock at such time as the Company completed a 1-for-10 reverse stock split (“Reverse Split”). The Reverse Split was completed on September 25, 2007, and the Investor was issued 2,562,015 shares of common stock, on a post-split basis, upon cancellation of the preferred stock. As of June 30, 2008, the Investor owns approximately 59% of the outstanding shares of common stock. The proceeds of the Preferred Stock Purchase were used to pay outstanding liabilities of the Company.

Catalyst Lighting Group, Inc.
Notes to Financial Statements
June 30, 2008

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

Pursuant to a settlement agreement with Entity, on September 14, 2007, the Company issued 1,083,172 shares of common stock, on a post-split basis, valued at $108,317 or approximately $0.10 per share, in satisfaction of principal under notes of $820,024 and accrued interest of $121,095, resulting in income from discharge of indebtedness of $832,802 being recorded.

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

Catalyst Lighting Group, Inc.
Notes to Financial Statements
June 30, 2008

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

Catalyst Lighting Group, Inc.
Notes to Financial Statements
June 30, 2008

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

On May 26, 2008, warrants to purchase 710 shares, on a post split basis, of the Company’s common stock at an exercise price of $31.25 expired without being exercised.

As of June 30, 2008, the Company had issued and outstanding warrants, on a post-split basis, as follows:

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

Management Agreement
On October 1, 2007, the Company and Vero entered into an agreement whereby Vero will provide to the Company a broad range of managerial and administrative services for a fixed fee of $1,000 per month, for an initial period of twelve months. At the end of the initial twelve month term, the agreement will continue to remain in effect until terminated in writing by either party. For the three and nine months ended June 30, 2008, the Company recorded $3,000 and $9,000, respectively, of managerial and administrative expenses associated with this agreement which are included as a component of general and administrative expenses in the accompanying statements of operations.

6.	Letter Of Intent

On June 23, 2008, the Company entered into a letter of intent (the “Letter of Intent”) to acquire Organic Bouquet, Inc. (“Organic Bouquet”) and Organic Style Limited (“Organic Style”).

Under the transactions contemplated under the Letter of Intent, the Company is expected to acquire all of the outstanding capital stock of Organic in exchange for shares of the Company’s common stock either through a merger or a share exchange. The closing of the acquisition is subject to the ability of Organic to obtain a minimum of $14.5 million, but up to or exceeding $25 million, of additional financing from investors.

Catalyst Lighting Group, Inc.
Notes to Financial Statements
June 30, 2008

Immediately after giving effect to the acquisition and the additional financing, the stockholders of Organic (the “Organic Holders”)  and the investors participating in the financing are expected to own, in the aggregate, approximately 97.5% of the Company's issued and outstanding shares of common stock on a fully diluted and as-converted basis, such percentage being subject to adjustment prior to closing. Assuming no adjustment is required, the current stockholders of the Company are expected to own approximately 2.5% of the issued and outstanding shares of common stock after completion of the acquisition and the additional financing on a fully diluted and as-converted basis.

In addition, the completion of the acquisition is subject to certain other conditions to closing, including but not limited to, the negotiation and execution of a definitive acquisition agreement, the delivery of audited financial statements of Organic prepared in accordance with generally accepted accounting principles in the United States of America, and required board, stockholder and member approvals.

Subject to the satisfaction of the above conditions and other customary conditions, the acquisition is presently expected to close by September 30, 2008.   However, there can be no assurances that the acquisition will be completed.

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

(b) Proposed Merger

On June 23, 2008, the Company, a Delaware corporation, entered into a letter of intent (the “Letter of Intent”) to acquire Organic Bouquet, Inc. (“Organic Bouquet”), a California corporation, and Organic Style Limited (“Organic Style”), a private limited company organized under the laws of England and Wales (collectively, Organic Bouquet and Organic Style are referred to as “Organic”). A detailed description of the Letter of Intent and the Merger is contained in our Current Report on Form 8-K filed with the SEC on June 27, 2008. A copy of the Letter of Intent is attached hereto as Exhibit 10.13. The Company has begun preparation of certain agreements necessary to effectuate the Merger, however, as of the date hereof, the Company has not entered into any definitive agreements. There can be no assurances that the Merger or any similar transaction contemplated under the terms of the Letter of Intent will ever be consummated.

(c) Results of Operation

For the three and nine months ended June 30, 2008 and 2007, the Company had no revenues from continuing operations.

For the three months ended June 30, 2008, the Company had a loss from operations of $5,356, as compared with a loss from operations of $15,046 for the corresponding period in 2007. For the three months ending June 30, 2008, the Company incurred $5,356 of operating expenses, comprised of (a) audit and other professional fees of $1,606 incurred in relation to the filing of the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2008, (b) management fees of $3,000 incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC (“Vero”) and (c) transfer agent fees of $750. For the three months ended June 30, 2007, the Company incurred $15,046 of operating expenses, primarily comprised of the amortization of debt discount.

For the three months ended June 30, 2008, the Company incurred interest expense of $0, as compared with interest expense of $20,956 for the three months ended June 30, 2007. The reduction in interest expense was primarily attributed to the settlement of certain notes in the quarter ended September 30, 2007.

For the nine months ended June 30, 2008, the Company had a loss from operations of $33,801, as compared with a loss from operations of $43,588 for the corresponding period in 2007. For the nine months ending June 30, 2008, the Company incurred $33,801 of operating expenses, comprised of (a) audit and other professional fees of $16,084 incurred in relation to the filing of the Company’s Annual Report on Form 10-KSB for the period ended September 30, 2007 and the Company’s Quarterly Reports on Form 10-QSB for the periods ended December 31, 2007 and March 31, 2008, (b) tax fees of $5,000 for the preparation of the Company’s federal and state income tax returns, (c) management fees of $9,000 incurred in relation to a broad range of managerial and administrative services provided by Vero, (d) transfer agent fees of $3,400 and (e) miscellaneous expenses of $317. For the nine months ended June 30, 2007, the Company incurred $43,588 of operating expenses, primarily comprised of the amortization of debt discount.

For the nine months ended June 30, 2008, the Company incurred interest expense of $0, as compared with interest expense of $62,637 for the nine months ended June 30, 2007. The reduction in interest expense was primarily attributed to the settlement of certain notes in the quarter ended September 30, 2007.

(d) Liquidity and Capital Resources

As of June 30, 2008, the Company had assets equal to $37,944, comprised exclusively of cash and cash equivalents. The Company’s current liabilities as of June 30, 2008 were $3,412, comprised of $162 in accounts payable and $3,250 in accrued expenses.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the nine months ended June 30, 2008 and 2007:

	Nine months ended June 30
	2008	2007

Operating activities	$(38,752)	$-
Investing activities	-	-
Financing activities	$-	$-

Net effect on cash	$(38,752)	$-

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

(e) Off-Balance Sheet Arrangements

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
31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2008.

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

Date: August 13, 2008	CATALYST LIGHTING GROUP, INC.

	By:	/s/ Kevin R. Keating
Name: Kevin R. Keating Title: President