Form 10-K
period 2008-09-30
CATALYST LIGHTING GROUP INC
filed 2008-12-29
CIK 1161582

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

CATALYST LIGHTING GROUP, INC.
(Name of Small Business Issuer in its charter)

Delaware	84-1588927
(State or other jurisdiction of incorporation or formation)	(I.R.S. employer identification number)

190 Lakeview Way
Vero Beach, Florida	32963
(Address of principal executive offices)	(Zip Code)
(772) 231-7544
(Issuer's telephone number)

Securities to be registered under Section 12(b) of the Act:

None (Title of each class to be so registered)	None (Name of each Exchange on which each class is to be registered)

Securities to be registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001
(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated (Do not check if a smaller reporting company) filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☒  No ☐

As of December 26, 2008, there were 1,637,272 shares of stock held by non-affiliates.  As of December 26, 2008, 4,331,131 shares of the common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-K that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements often can be identified by the use of terms such as "may", "will", "expect", "believe", "anticipate", "estimate", "approximate", or "continue", or the negative thereof. Catalyst Lighting Group, Inc. (“we”, “us”, “our” or the "Company") intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital and unexpected costs. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

PART I

Item 1. Description of Business

(a) Business History and Background

We were formed as a “blank check” Delaware corporation under the name Wentworth III, Inc. on March 7, 2001 to effect a merger, exchange of capital stock, asset acquisition or other similar business combination with an operating business which we believe had significant growth potential. As of February 12, 2003, we entered into a Securities Exchange Agreement with Whitco Company, L.L.P., a Texas limited liability partnership which manufactured, marketed and distributed outdoor lighting poles. On August 27, 2003, we acquired Whitco Company, LP (successor in interest as a result of the conversion of Whitco Company, L.L.P. to a limited partnership) through an exchange of all of Whitco's partnership units, and options to purchase partnership units, for 2,991,368 shares of Catalyst common stock, and options to purchase 808,632 shares of Catalyst common stock. Following our acquisition of Whitco, we changed our name to Catalyst Lighting Group, Inc., and Whitco became our wholly-owned subsidiary.

Whitco was a nationwide manufacturer, marketer and distributor of steel and aluminum outdoor lighting poles. Founded in 1969, Whitco sold poles directly to original equipment manufacturers (OEM's) and indirectly to other third parties through its own contracted sales representatives. We sought to have Whitco become the preferred manufacturer, marketer and distributor of steel and aluminum lighting pole structures and accessories.

We operated our Whitco business solely through our wholly-owned Whitco subsidiary. As such, substantially all of our assets and liabilities resided in our Whitco subsidiary. We continued to incur operating losses from our Whitco business and had insufficient working capital to fund our Whitco business operations. During late 2005, we pursued the alternative of selling or merging with another company to provide manufacturing economies of scale and the potential of additional liquidity to fund operations.

However, due to continuing operating losses, on March 15, 2006, Whitco voluntarily filed for protection under Chapter 11 of the U.S. bankruptcy laws. On April 25, 2006, the bankruptcy court approved a sale of Whitco’s assets (other than cash and accounts receivable) used in its area lighting pole business. The assets were sold free and clear of any liens and encumbrances to a third party purchaser pursuant to Section 363 of the U.S Bankruptcy Code. The purchaser issued a common stock purchase warrant (“Purchase Warrant”) to acquire shares of the purchaser’s common stock as consideration for the assets purchased.

On May 16, 2006, Whitco filed a motion to convert its bankruptcy case to a Chapter 7 liquidation proceeding. This motion was granted by the bankruptcy court on July 13, 2006. In connection with the liquidation, the Purchase Warrant and Whitco’s cash and accounts receivable were assigned and distributed to Whitco’s secured creditor, Laurus Master Fund, Ltd. (“Laurus”). As part of the Chapter 7 bankruptcy proceedings, no assets were available for distribution to unsecured creditors and, accordingly, these unsatisfied obligations were relieved as part of the liquidation of Whitco in accordance with the provisions of Chapter 7 of U.S. bankruptcy laws.

Since Whitco’s liquidation in bankruptcy, the Company has had nominal assets, nominal business operations and its business strategy has been to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. In furtherance of this business strategy, on July 25, 2006, Catalyst voluntarily filed for protection under Chapter 11 of the U.S. bankruptcy laws. Catalyst subsequently determined to withdraw from bankruptcy court protection and, on motion made by the U.S. trustee, the bankruptcy court ordered the case dismissed on January 9, 2007.

(b) Reorganization

Since the dismissal of Catalyst’s bankruptcy case, the Company completed a reorganization in September 2007 and settled all of its outstanding liabilities with creditors outside the jurisdiction of the bankruptcy courts (the “Reorganization”). As part of this Reorganization, on August 22, 2007, the Company entered into a securities purchase agreement (“Securities Purchase Agreement”) with KIG Investors I, LLC (“KIG Investors”), a Delaware limited liability company, pursuant to which KIG Investors purchased 1,572,770 shares of convertible preferred stock for a purchase price of $157,277, or $0.10 per share (“Preferred Stock Purchase”). A copy of the Securities Purchase Agreement is attached hereto as Exhibit 10.3.

On August 23, 2007, in accordance with the terms of the Securities Purchase Agreement, the existing officers and two of the Company’s directors resigned, and Kevin R. Keating, the sole remaining director, was appointed Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer of the Company.

Kevin R. Keating is the father of Timothy J. Keating, the principal member of Keating Investments, LLC. Keating Investments, LLC is the managing member of KIG Investors. Timothy J. Keating is the manager of KIG Investors.

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

KIG Investors was granted certain demand and piggyback registration rights for the shares of common stock issued to them upon conversion, pursuant to the terms and condition of a certain registration rights agreement (“KIG Registration Rights Agreement”). A copy of the KIG Registration Rights Agreement is attached hereto as Exhibit 10.4.

In connection with the closing of the Preferred Stock Purchase, the Company entered into agreements with a number of creditors for a cash settlement of amounts owed to them by the Company. Pursuant to these cash settlements, the Company paid an aggregate of $30,277 in complete satisfaction of $191,092 in accrued liabilities, resulting in income from the discharge of indebtedness of $160,815.

In connection with the closing of the Preferred Stock Purchase, the Company also entered into settlement and release agreements (collectively, the “Settlement Agreements”) with Feldman Weinstein & Smith, LLP (“FWS”), former legal counsel to the Company, and with Halliburton Investor Relations (“HIR”), the Company’s former investor relations firm, for the issuance of common stock in complete settlement of amounts owed to them for services rendered. Pursuant to these Settlement Agreements, the Company issued an aggregate of 71,086 shares of common stock, on a post-split basis, valued at $7,109 or approximately $0.10 per share, in satisfaction of accrued liabilities totaling $73,260, resulting in income from discharge of indebtedness of $66,151 being recorded. A copy of the Settlement Agreements with FWS and HIR are attached hereto as Exhibits 10.5 and 10.6, respectively. FWS and HIR were granted certain piggyback registration rights for the shares of common stock received by them in the settlement.

In connection with the closing of the Preferred Stock Purchase, the Company also entered into settlement and release agreement with Laurus (“Laurus Settlement Agreement”) for the issuance of common stock in complete settlement of amounts owed to it for certain loans and accrued interest. Pursuant to the Laurus Settlement Agreement, the Company issued 1,083,172 shares of common stock, on a post-split basis, valued at $108,317 or approximately $0.10 per share, in satisfaction of principal under notes of $820,024 and accrued interest of $121,095, resulting in income from discharge of indebtedness of $832,802 being recorded. A copy of the Laurus Settlement Agreement is attached hereto as Exhibit 10.8.

Laurus was granted certain demand and piggyback registration rights for the shares of common stock issued to them under the settlement, pursuant to the terms and condition of a certain registration rights agreement (“Laurus Registration Rights Agreement”). A copy of the Laurus Registration Rights Agreement is attached hereto as Exhibit 10.9.

Further, as part of the foregoing cash and equity settlements, any creditor holding warrants to purchase shares of the Company’s common stock agreed to the cancellation of such warrants. Accordingly, warrants to purchase 82,367 shares of common stock, on a post-reverse split basis, were cancelled.

 (c) Current Business of Issuer

Since completion of its Reorganization, the Company’s business strategy has been to investigate and, if such investigation warrants, acquire a target operating company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the “Securities Act”), the Company qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The analysis of new business opportunities will be undertaken by or under the supervision of Kevin R. Keating, the sole officer and director of the Company. As of this date, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

(i)	Potential for growth, indicated by new technology, anticipated market expansion or new products;

(ii)	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(iii)	Strength and diversity of management, either in place or scheduled for recruitment;

(iv)
Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(v)	The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

(vi)	The extent to which the business opportunity can be advanced;

(vii)	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(viii)	Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

(d) Proposed Merger

On June 23, 2008, the Company, a Delaware corporation, entered into a letter of intent (the “Letter of Intent”) to acquire Organic Bouquet, Inc. (“Organic Bouquet”), a California corporation, and Organic Style Limited (“Organic Style”), a private limited company organized under the laws of England and Wales (collectively, Organic Bouquet and Organic Style are referred to as “Organic”). A detailed description of the Letter of Intent and the Merger is contained in our Current Report on Form 8-K filed with the SEC on June 27, 2008. On August 18, 2008, the Company terminated the LOI since the parties had not executed definitive and final agreements by July 31, 2008.

(e) Form of Potential Business Combination

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code") depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders of the Company would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders of the Company may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to a business combination with an operating entity.

The present stockholders of the Company will likely not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, the Company's sole director may resign and one or more new directors may be appointed without any vote by stockholders.

In the case of a business combination, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

We presently have no employees. Our sole officer and director is engaged in outside business activities and anticipates that he will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

(f) Reports to Security Holders

(i)	The Company is not required to deliver an annual report to security holders and at this time does not anticipate the distribution of such a report.

(ii)	The Company will file reports with the SEC. The Company will be a reporting company and will comply with the requirements of the Exchange Act.

(iii)
The public may read and copy any materials the Company files with the SEC in the SEC's Public Reference Section, Room 1580, 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Section by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

Item 1a. Risk Factors

An investment in the Company is highly speculative in nature and involves an extremely high degree of risk. A prospective investor should consider the possibility of the loss of an investor’s entire investment and evaluate all information about us and the risk factors discussed below in relation to his financial circumstances before investing in us

There may be conflicts of interest between our management and the stockholders of the Company.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of the stockholders of the Company.  A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders. In addition, Kevin R. Keating, our sole officer and director, is currently involved with other public shell companies and conflicts in the pursuit of business combinations with such other public shell companies with which he is, and may in the future be, affiliated with may arise. If we and the other public shell companies that management is affiliated with desire to take advantage of the same opportunity, then members of management that are affiliated with both companies would abstain from voting upon the opportunity. In the event of identical officers and directors, members of management, such individuals will arbitrarily determine the company that will be entitled to proceed with the proposed transaction.

Additionally, we contemplate that at least one of the finders of business combinations for the Company will be Keating Securities. Timothy J. Keating, the manager of KIG Investors, our principal stockholder, and the son of Kevin R. Keating, our sole officer and director, is the Managing Member of, and holds approximately a 54% interest in, Keating Securities. We cannot assure you that conflicts of interest among us, Keating Securities and our stockholders will not develop.

We have no current operating business.

We currently have no relevant operating business, revenues from operations or assets. Our business plan is to seek a merger or business combination with an operating business. We may not realize any revenue unless and until we successfully combine with an operating business. We face all of the risks inherent in the investigation, acquisition, or involvement in a new business opportunity. An investor’s purchase of any of our securities must be regarded as placing funds at a high risk in a new or "start-up" venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

There is competition for those private companies suitable for a business combination of the type contemplated by management.

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking business combinations with operating entities that desire to become public companies. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Our future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The nature of our operations is highly speculative, and there is a consequent risk of loss of your investment. The success of our plan of operations will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control. In addition, even if we complete a business combination, there is no assurance that the business we acquire will generate revenues or profits, or that the value of our common stock will increase as a result of the acquired business opportunity.

We only intend to acquire a single business opportunity and thus your investment will lack diversification.

Because of our limited financial resources, it is unlikely that we will be able to diversify our acquisitions or operations. The inability to diversify our activities into more than one area will subject our investors and stockholders to economic fluctuations within a particular business or industry and therefore increase the risks associated with the investment. We only intend to engage in a business combination with one operating entity.

We have no existing agreement for a business combination or other transaction.

We have no arrangement, agreement or understanding with respect to engaging in a business combination with an operating business. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations. Further, management will seek to structure any such business combination so as not to require stockholder approval.

Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, management anticipates devoting very limited time to the Company's affairs. Our sole officer has not entered into a written employment agreement with us and is not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination. To supplement our search activities, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. Some of these outside advisors may be our affiliates or their affiliated entities. The selection of any such advisors will be made by our management without any input from stockholders, and the engagement of such persons may reduce the value of your investment.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. Further, the internal control management assessment and auditor attestation requirements under Section 404 of the Sarbanes-Oxley Act of 2002 may limit the number of suitable acquisition prospects if they cannot, or are unwilling to, comply with these requirements.

The Company may be subject to further government regulation which would adversely affect our operations.

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign company, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

Shares of our common stock are currently very thinly traded, and liquidity of shares of our common stock is limited.

Shares of our common stock will be very thinly traded, and the price if traded may not reflect the value of the Company. Moreover, we just completed a reverse split of the shares which may not reflect the value of the Company either. In connection with a future business combination, we may have to undertake a further reverse split of our shares. There can be no assurance that there will be an active market for our shares either now or after we complete the business combination. The market liquidity will be dependent on the perception of the operating business and any steps that its management might take to bring the company to the awareness of investors. There can be no assurance given that there will be any awareness generated. Consequently investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. If a more active market should develop, the price may be highly volatile. Because there may be a low price for our securities, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in the securities, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans. Our shares of common stock are currently quoted over-the-counter on the Pink Sheets quotation system. Management intends to strongly consider undertaking a business transaction with a private operating company which will allow our shares to be quoted and traded on the Over-the-Counter Bulletin Board (“OTC BB”), NASDAQ Global Market, NASDAQ Capital Market or a national exchange. However, there can be no assurance that, upon a business combination, we will qualify our shares for quotation or listing on NASDAQ or a national exchange, or be able to maintain the criteria necessary to insure continued quotation or listing.

We also intend to seek to have our shares of common stock quoted on the OTC BB prior to completion of the business combination; however, there can be no assurances that we will be able to obtain an OTC BB quotation prior to the business combination. In the event we are unable to obtain an OTC BB quotation prior to the business combination, the value of your investment may be reduced since certain attractive target operating businesses may only consider a combination with an OTC BB quoted company.

The majority of our shares currently outstanding are "restricted securities" within the meaning of Rule 144 under the Securities Act. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemption from registration under the Securities Act and as required under applicable state securities laws. Rule 144 currently provides in essence that a person who has held restricted securities for a period of one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the restricted securities have been held by the owner for a period of two years. Current stockholders who own 10% or more of our shares will likely be deemed an affiliate until 90 days after a business combination is completed with a target company. After such 90-day period and assuming said shares have been held for more than two years, these stockholders may be able to sell their shares without volume restrictions. A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to subsequent registrations of our shares, may have a depressive effect upon the price of our shares in any market that may develop. The SEC has proposed new rules that may shortened the one year holding period under Rule 144 to six months in certain circumstances. There is no assurance that these proposed rules will ultimately be adopted by the SEC in its current form or any other form.

The availability of the exemptions from registration provided by Rule 144 under or Section 4(1) of the Securities Act may be limited in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission’s Division of Corporation Finance, to Ken Worm of NASD Regulation, dated January 21, 2000 (the “Wulff Letter”). The Wulff Letter provides that certain private transfers of the shares of common stock also may be prohibited without registration under federal securities laws. The SEC has proposed codifying certain aspects of the Wulff Letter and adjusting some of its provisions. The proposed adjustments include allowing stockholders of a company that was formerly a shell company to be able to utilize the exemption from registration under Rule 144 under certain circumstances following such time as the company is no longer a shell company and certain disclosures have been completed. There is no assurance that this proposal will ultimately be adopted by the SEC in its current form or any other form.

Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

There are issues impacting liquidity of our securities with respect to the SEC’s review of a future resale registration statement.

A majority of our shares of common stock currently outstanding are “restricted securities”, the holders thereof have certain registration rights. As such, following the business combination, we will likely file a resale registration statement on Form S-1, or some other available form, to register for resale such shares of common stock. In some cases, we are obligated to file a registration statement for certain restricted shares pursuant to certain registration rights agreements. We cannot control this future registration process in all respects as some matters are outside our control. Even if we are successful in causing the effectiveness of the resale registration statement, there can be no assurances that the occurrence of subsequent events may not preclude our ability to maintain the effectiveness of the registration statement. Any of the foregoing items could have adverse effects on the liquidity of our shares of common stock. Further, a sale of our shares pursuant to an effective registration may have a depressive effect upon the price of our shares in any market that may develop.

In addition, the SEC has recently disclosed that it has developed internal guidelines concerning the use of a resale registration statement to register the securities issued to certain investors in private investment in public equity (PIPE) transactions, where the issuer has a market capitalization of less than $75 million and, in general, does not qualify to file a registration statement on Form S-3 to register its securities. The SEC has taken the position that these smaller issuers may not be able to rely on Rule 415 under the Securities Act (“Rule 415”), which generally permits the offer and sale of securities on a continued or delayed basis over a period of time, but instead would require that the issuer offer and sell such securities in a direct or "primary" public offering, at a fixed price, if the facts and circumstances are such that the SEC believes the investors seeking to have their shares registered are underwriters and/or affiliates of the issuer. It appears that the SEC in most cases will permit a registration for resale of up to one third of the total number of shares of common stock then currently owned by persons who are not affiliates of such issuer and, in some cases, a larger percentage depending on the facts and circumstances. Staff members also have indicated that an issuer in most cases will have to wait until the later of six months after effectiveness of the first registration or such time as substantially all securities registered in the first registration are sold before filing a subsequent registration on behalf of the same investors. Since, following a reverse merger or business combination, we may have only a limited number of tradable shares of common stock, it is unclear as to how many, if any, shares of common stock the SEC will permit us to register for resale, but SEC staff members have indicated a willingness to consider a higher percentage in connection with registrations following reverse mergers with shell companies such as the Company. The SEC may require as a condition to the declaration of effectiveness of a resale registration statement that we reduce or “cut back” the number of shares of common stock to be registered in such registration statement. The result of the foregoing is that a stockholder’s liquidity in our common stock may be adversely affected in the event the SEC requires a cut back of the securities as a condition to allow the Company to rely on Rule 415 with respect to a resale registration statement, or, if the SEC requires us to file a primary registration statement.

We have never paid dividends on our common stock.

We have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

The Company may be subject to certain tax consequences in our business, which may increase our cost of doing business.

We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

The Company intends to issue more shares in a business combination, which will result in substantial dilution.

Our Certificate of Incorporation authorizes the issuance of a maximum of 200,000,000 shares of common stock and a maximum of 10,000,000 shares of preferred stock. Any business combination effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such business combination transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock may be materially adversely affected.

Our principal stockholder may engage in a transaction to cause the Company to repurchase its shares of common stock.

In order to provide an interest in the Company to a third parties, our principal stockholder may choose to cause the Company to sell Company securities to one or more third parties, with the proceeds of such sale(s) being utilized by the Company to repurchase shares of common stock held by it. As a result of such transaction, our management, principal stockholder(s) and Board of Directors may change.

The Company has conducted no market research or identification of business opportunities, which may affect our ability to identify a business to merge with or acquire.

The Company has not conducted market research concerning prospective business opportunities, nor have others made the results of such market research available to the Company. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

Because we may seek to complete a business combination through a “reverse merger”, following such a transaction we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we will assist a privately held business to become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

We cannot assure you that following a business combination with an operating business, our common stock will be listed on NASDAQ or any other securities exchange.

Following a business combination, we may seek the listing of our common stock on NASDAQ or the American Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

Our Certificate of Incorporation authorizes the issuance of preferred stock by our Board of Directors.

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of its authorized preferred stock, there can be no assurance that the Company will not do so in the future.

Item 1b. Unresolved Staff Comments

None.

Item 2. Properties

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its sole officer and director at no cost. Management estimates such amounts to be immaterial. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings

Presently, there are not any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our Common Stock was approved for quotation on the OTCBB on March 20, 2008 and currently trades under the symbol CYSU.  Our Common Stock previously traded on the Pink Sheets under the symbols CYSL and CYSU.

The table below sets forth the reported high and low bid prices for the periods indicated. The bid prices shown reflect quotations between dealers, without adjustment for markups, markdowns or commissions, and may not represent actual transactions in our securities. All prices have been adjusted retroactively to give effect to the Reverse Split.

Per Share Common Stock Bid Prices by Quarter*

For the Fiscal Year Ended on September 30, 2007
	High*	Low*
Quarter Ended December 31, 2006	$7.00	$7.00
Quarter Ended March 31, 2007	$7.00	$7.00
Quarter Ended June 30, 2007	$7.00	$7.00
Quarter Ended September 30, 2007	$10.00	$1.01

For the Fiscal Year Ended on September 30, 2008
	High	Low
Quarter Ended December 31, 2007	$1.01	$0.20
Quarter Ended March 31, 2008	$1.01	$1.01
Quarter Ended June 30, 2008	$1.01	$0.20
Quarter Ended September 30, 2008	$0.55	$0.15

* All prices have been adjusted retroactively to give effect to the 1-for-10 Reverse Split effective September 25, 2007.

 (b)  Common and Preferred Stock

The Company is authorized by its Certificate of Incorporation, as amended, to issue an aggregate of 210,000,000 shares of capital stock, of which 200,000,000 are shares of common stock, par value $0.0001 per share (the "Common Stock") and 10,000,000 are shares of preferred stock, par value $0.0001 per share (the “Preferred Stock”).

On August 27, 2007, the Company’s Board of Directors designated 1,600,000 shares of preferred stock as Series A Convertible Preferred Stock (“Series A Preferred Stock”). A copy of the Certificate of Designation of Series A Convertible Preferred Stock is attached hereto as Exhibit 3.2. Each share of Series A Preferred Stock was automatically convertible into 16.28982 shares of fully paid and non-assessable common stock upon the Company’s completion of a reverse stock split. The holders of Series A Preferred Stock were entitled to vote the number of shares of common stock they were entitled to upon conversion on all matters presented to a vote of the common stockholders.

On September 12, 2007, the Company completed the sale of 1,572,770 shares of Series A Preferred Stock to KIG Investors for a purchase price of $157,277. The shares of Series A Preferred Stock were automatically convertible into the Company’s common stock at such time as the Company completed a 1-for-10 reverse stock split (“Reverse Split”).

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

As a result of the Reverse Split, the Series A Preferred Stock held by KIG Investors were automatically converted into 2,562,015 shares of common stock, on a post-reverse split basis. Upon the conversion of the Series A Preferred Stock, the 1,600,000 shares of Preferred Stock previously designated as Series A Preferred Stock were automatically returned to the status of authorized and unissued shares of preferred stock, available for future designation and issuance pursuant to the terms of the Certificate of Incorporation.

In connection with the Reverse Split, effective September 25, 2007, the Company also amended its certificate of incorporation to reduce the par value of its common stock and preferred stock from $0.01 to $0.0001 per share and to increase the number of authorized shares of common stock from 40,000,000 to 200,000,000 shares.

As of December 3, 2007, after giving effect to the Reverse Split, there were 4,331,131 shares of common stock, par value $0.0001 per share, issued and outstanding. Except as otherwise noted, all references to shares of the Company’s common stock herein shall refer to the shares of common stock after giving effect to the Reverse Split and the reduction of the par value per share.

Common Stock

All outstanding shares of Common Stock are of the same class and have equal rights and attributes. The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of stockholders of the Company. All stockholders are entitled to share equally in dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available. In the event of liquidation, the holders of Common Stock are entitled to share ratably in all assets remaining after payment of all liabilities. The stockholders do not have cumulative or preemptive rights.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of our authorized Preferred Stock, there can be no assurance that the Company will not do so in the future.

The description of certain matters relating to the securities of the Company is a summary and is qualified in its entirety by the provisions of the Company's Certificate of Incorporation and By-Laws, copies of which have been filed or incorporated by reference as exhibits to this Form 10-K.

Registration Rights Granted to the Investor and Laurus

On September 12, 2007, the Company offered certain registration rights to KIG Investors in connection with the Preferred Stock Purchase, pursuant to the terms and conditions contained in that certain registration rights agreement, a copy of which is attached hereto as Exhibit 10.4 (the “KIG Registration Rights Agreement”). On September 14, 2007, the Company offered certain registration rights to Laurus in connection with the issuance of shares of the Company’s common stock in settlement of certain debt obligations, pursuant to the terms and conditions contained in that certain registration rights agreement, a copy of which is attached hereto as Exhibit 10.9 (“Laurus Registration Rights Agreement”). The terms and conditions of the KIG Registration Rights Agreement and the Laurus Registration Rights Agreement are substantially similar. The KIG Registration Rights Agreement and the Laurus Registration Rights Agreement are referred to herein as the “Registration Rights Agreements”. The number of shares subject to registration rights for each of the above holders is as follows:

Stockholder	Number of Shares Subject to Registration Rights (on a post-reverse split basis)
KIG Investors I, LLC	2,562,015
Laurus Master Fund, Ltd.	1,108,172

Pursuant to the Registration Rights Agreements, commencing on the date that is thirty (30) days after the date the Company completes a business combination with a private company in a reverse merger or reverse take-over transaction (a “Reverse Merger”), the stockholders shall each have a separate one-time right to request the Company to register for resale the shares of Common Stock held by such persons. The Company is required to cause the registration statement filed as a result of such requests to be declared effective under the Securities Act as promptly as possible after the filing thereof and shall keep the demand registration statement continuously effective under the Securities Act until the earlier of (i) two years after its effective date, (ii) such time as all of the shares of Common Stock covered by such registration statement have been publicly sold by the stockholders, or (iii) such time as all of the shares of Common Stock covered by such registration statement may be sold by the stockholders pursuant to Rule 144(k). Further, if all of the shares of Common Stock to be included in the registration statement filed cannot be so included due to certain comments from the SEC, and there is not an effective registration statement otherwise covering the shares of Common Stock, then the Company is obligated to prepare and file such registration statement(s) for such number of additional registration statements as may be necessary in order to ensure that all shares of Common Stock are covered by an existing and effective registration statement.

Additionally, the Registration Rights Agreement provides the stockholders with “piggyback” registration rights such that at any time there is not an effective registration statement covering the shares of Common Stock, and the Company files a registration statement relating to an offering for its own account or the account of others under the Securities Act of any of its equity securities, other than on Form S-4 or Form S-8 (each as promulgated under the Securities Act) or their then equivalents relating to equity securities to be issued solely in connection with any acquisition of any entity or business or equity securities issuable in connection with stock option or other employee benefit plans, then the Company is required to send written notice to the stockholders of such intended filings at least twenty (20) days prior thereto and is required to automatically include in such registration statement all shares of Common Stock held by the stockholders for resale and offer on a continuous basis pursuant to Rule 415; provided, however, that (i) if, at any time after giving written notice of its intention to register any securities and prior to the effective date of the registration statement filed in connection with such registration, the Company determines for any reason not to proceed with such registration, the Company will be relieved of its obligation to register any shares of Common Stock in connection with such registration, (ii) in case of a determination by the Company to delay registration of its securities, the Company will be permitted to delay the registration of shares of Common Stock for the same period as the delay in registering such other securities, (iii) each stockholder is subject to confidentiality obligations with respect to any information gained in this process or any other material non-public information he, she or it obtains, (iv) each stockholder is subject to all applicable laws relating to insider trading or similar restrictions; and (v) if all of the shares of Common Stock of the stockholders cannot be so included due to certain comments from the SEC, then the Company may reduce the number of each stockholders’ shares of Common Stock covered by such registration statement to the maximum number which would enable the Company to conduct such offering in accordance with the provisions of Rule 415.

The stockholders shall be entitled to include all shares of Common Stock for resale in the registration statement filed by the Company in connection with a public offering of equity securities by the Company, pursuant to Rule 415, so long as (1) such shares shall not be included as part of the underwritten offering of primary shares by the Company, unless the Company and underwriter agree to allow the inclusion of such shares of Common Stock as part of the underwritten offering and, in such event, the stockholders elect to include the shares of Common Stock in the underwriting subject to an allocation among all stockholders of registration rights in the manner set forth in the Registration Rights Agreement, (2) the underwriter approves the inclusion of such shares of Common Stock in such registration statement, subject to customary underwriter cutbacks applicable to all stockholders of registration rights, (3) the stockholders shall enter into the underwriters’ form of lockup agreement as and to the extent requested by the underwriters, which may require that all of the shares of Common Stock held by the stockholders not be sold or otherwise transferred without the consent of the underwriters for a period not to exceed 180 days from the closing of the offering contemplated by the registration statement, and (4) if all of the shares of Common Stock of the stockholders cannot be so included due to certain comments from the SEC, then the Company may reduce the number of each stockholders’ shares of Common Stock covered by such registration statement to the maximum number which would enable the Company to conduct such offering in accordance with the provisions of Rule 415.

The Registration Rights Agreement contains a cut-back provision, whereby, in the event all of the all of the shares of Common Stock held by the stockholders cannot be included in a registration statement due to certain comments by the SEC or underwriter cutbacks, then the Company, unless otherwise prohibited by the SEC, shall cause the shares of Common Stock of the stockholders to be included in such registration statement to be reduced pro rata based on the number of shares of Common Stock held by all holders of registration rights.

The registration rights afforded to the stockholders shall terminate on the earliest date when all shares of Common Stock of the stockholders either: (i) have been publicly sold by the stockholders pursuant to a registration statement, (ii) have been covered by an effective registration statement which has been effective for an aggregate period of twelve (12) months (whether or not consecutive), or (iii) may be sold by the stockholders pursuant to Rule 144(k), or Rule 144 without regard to the volume limitations for sales as provided in that regulation, as determined by the counsel to the Company pursuant to a written opinion letter to such effect, addressed and acceptable to the Company's transfer agent and the affected stockholders.

Each stockholder shall also indemnify the Company, each of its directors, each of its officers who signs the Registration Statement and each person, if any, who controls the Company within the meaning of the Securities Act or the Exchange Act against damages arising out of or based upon: (i) such stockholder’s provision of any untrue or alleged untrue statement of a material fact to be contained in any registration statement or prospectus or in connection with the qualification of the offering under the securities or other “blue sky” laws of any jurisdiction, or arising out of or relating to any such stockholder’s omission or alleged omission of a material fact required to be stated therein or necessary to make the statements contained in such registration statement or prospectus not misleading or (ii) such stockholder’s violation or alleged violation by the Company of the Securities Act or the Exchange Act, any other law, including, without limitation, any state securities law, or any rule or regulation thereunder relating to the offer or sale of the shares of Common Stock pursuant to a registration statement or (iii) such stockholder’s violation of the Registration Rights Agreement.

Registration Rights Granted to Other Stockholders

On September 14, 2007, the Company offered certain registration rights to the following stockholders of the Company, pursuant to terms and conditions substantially similar to those set forth in the form of registration rights agreement, a copy of which is attached hereto as Exhibit 10.7 (“Other Registration Rights Agreements”).

Stockholder	Number of Shares Subject to Registration Rights (on a post- reverse split basis)
Halliburton Investor Relations	49,819
Feldman Weinstein & Smith, LLP	21,267
Kevin R. Keating	86,654
Garisch Financial, Inc.	86,654
Dennis Depenbusch	20,000

The Other Registration Rights Agreements provide the stockholders with “piggyback” registration rights such that at any time there is not an effective registration statement covering the shares of Common Stock, and the Company files a registration statement relating to an offering for its own account or the account of others under the Securities Act of any of its equity securities, other than on Form S-4 or Form S-8 (each as promulgated under the Securities Act) or their then equivalents relating to equity securities to be issued solely in connection with any acquisition of any entity or business or equity securities issuable in connection with stock option or other employee benefit plans, then the Company is required to send written notice to the stockholders of such intended filings at least twenty (20) days prior thereto and is required to automatically include in such registration statement all shares of Common Stock held by the stockholders for resale and offer on a continuous basis pursuant to Rule 415; provided, however, that (i) if, at any time after giving written notice of its intention to register any securities and prior to the effective date of the registration statement filed in connection with such registration, the Company determines for any reason not to proceed with such registration, the Company will be relieved of its obligation to register any shares of Common Stock in connection with such registration, (ii) in case of a determination by the Company to delay registration of its securities, the Company will be permitted to delay the registration of shares of Common Stock for the same period as the delay in registering such other securities, (iii) each stockholder is subject to confidentiality obligations with respect to any information gained in this process or any other material non-public information he, she or it obtains, (iv) each stockholder is subject to all applicable laws relating to insider trading or similar restrictions; and (v) if all of the shares of Common Stock of the stockholders cannot be so included due to certain comments from the SEC, then the Company may reduce the number of each stockholders’ shares of Common Stock covered by such registration statement to the maximum number which would enable the Company to conduct such offering in accordance with the provisions of Rule 415.

The stockholders shall be entitled to include all shares of Common Stock for resale in the registration statement filed by the Company in connection with a public offering of equity securities by the Company, pursuant to Rule 415, so long as (1) such shares shall not be included as part of the underwritten offering of primary shares by the Company, unless the Company and underwriter agree to allow the inclusion of such shares of Common Stock as part of the underwritten offering and, in such event, the stockholders elect to include the shares of Common Stock in the underwriting subject to an allocation among all stockholders of registration rights in the manner set forth in the Other Registration Rights Agreements, (2) the underwriter approves the inclusion of such shares of Common Stock in such registration statement, subject to customary underwriter cutbacks applicable to all stockholders of registration rights, (3) the stockholders shall enter into the underwriters’ form of lockup agreement as and to the extent requested by the underwriters, which may require that all of the shares of Common Stock held by the stockholders not be sold or otherwise transferred without the consent of the underwriters for a period not to exceed 180 days from the closing of the offering contemplated by the registration statement, and (4) if all of the shares of Common Stock of the stockholders cannot be so included due to certain comments from the SEC, then the Company may reduce the number of each stockholders’ shares of Common Stock covered by such registration statement to the maximum number which would enable the Company to conduct such offering in accordance with the provisions of Rule 415.

The Other Registration Rights Agreements contain a cut-back provision, whereby, in the event all of the all of the shares of Common Stock held by the stockholders cannot be included in a registration statement due to certain comments by the SEC or underwriter cutbacks, then the Company, unless otherwise prohibited by the SEC, shall cause the shares of Common Stock of the stockholders to be included in such registration statement to be reduced pro rata based on the number of shares of Common Stock held by all holders of registration rights.

The registration rights afforded to the stockholders shall terminate on the earliest date when all shares of Common Stock of the stockholders either: (i) have been publicly sold by the stockholders pursuant to a registration statement, (ii) have been covered by an effective registration statement which has been effective for an aggregate period of twelve (12) months (whether or not consecutive), or (iii) may be sold by the stockholders pursuant to Rule 144(k), or Rule 144 without regard to the volume limitations for sales as provided in that regulation, as determined by the counsel to the Company pursuant to a written opinion letter to such effect, addressed and acceptable to the Company's transfer agent and the affected stockholders.

Each stockholder shall also indemnify the Company, each of its directors, each of its officers who signs the Registration Statement and each person, if any, who controls the Company within the meaning of the Securities Act or the Exchange Act against damages arising out of or based upon: (i) such stockholder’s provision of any untrue or alleged untrue statement of a material fact to be contained in any registration statement or prospectus or in connection with the qualification of the offering under the securities or other “blue sky” laws of any jurisdiction, or arising out of or relating to any such stockholder’s omission or alleged omission of a material fact required to be stated therein or necessary to make the statements contained in such registration statement or prospectus not misleading or (ii) such stockholder’s violation or alleged violation by the Company of the Securities Act or the Exchange Act, any other law, including, without limitation, any state securities law, or any rule or regulation thereunder relating to the offer or sale of the shares of Common Stock pursuant to a registration statement or (iii) such stockholder’s violation of the Other Registration Rights Agreement.

(c) Holders

As of September 30, 2008, there were 34 record holders of our common stock and approximately 23 beneficial holders who held our common stock in street name.

(d) Dividends

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

(e) Penny Stock Regulations

Our securities are subject to the SEC's “penny stock” rules. The penny stock rules may affect the ability of owners of our shares to sell them. There may be a limited market for penny stocks due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investments in penny stocks often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers might be greater than any profit an investor may make. Because of large spreads that market makers quote, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor.

Our securities are also subject to the SEC’s rule that imposes special sales practice requirements upon broker-dealers that sell such securities to other than established customers or accredited investors. For purposes of the rule, the phrase “accredited investor” means, in general terms, institutions with assets exceeding $5,000,000 or individuals having net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, combined with a spouse’s income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of purchasers of our securities to buy or sell in any market.

(f)  Debt Securities

None.

(g)  Warrants

As of October 1, 2005, there were issued and outstanding warrants to purchase 86,410 shares of the Company’s common stock, on a post-reverse split basis. During the fiscal year ended September 30, 2007, the Company entered into settlement agreements with certain creditors who held warrants to purchase 82,366 shares of common stock. As part of these settlement agreements, these warrants were cancelled.

On March 26, 2008, warrants to purchase 710 shares, on a post split basis, of the Company’s common stock at an exercise price of $31.25 expired without being exercised.

As of September 30, 2008, the Company had issued and outstanding warrants, on a post-reverse split basis, as follows:

Warrant Holder	Warrants Outstanding	Exercise Price	Expiry Date
Wilkinson Family Trust (an investor)	3,334	$30.00	12/10/2009

Balances, September 30, 2008	3,334

A copy of the above common stock purchase warrants are attached hereto as Exhibits 10.1 and 10.2.

(h) Other Securities to Be Registered

None.

(i) Recent Sales of Unregistered Securities

On September 12, 2007, the Company completed the sale of 1,572,770 shares of Series A Preferred Stock to KIG Investors for a purchase price of $157,277. The shares of Series A Preferred Stock were automatically convertible into the Company’s common stock at such time as the Company completed a 1-for-10 reverse stock split (“Reverse Split”). On September 25, 2007, the Company completed a 1-for-10 reverse stock split of its outstanding common stock. As a result of the Reverse Split, the Series A Preferred Stock held by KIG Investors were automatically converted into 2,562,015 shares of common stock, on a post-reverse split basis.

On September 14, 2007, the Company issued Feldman Weinstein & Smith, LLP (“FWS”), former legal counsel to the Company, and Halliburton Investor Relations (“HIR”), the Company’s former investor relation firm, an aggregate of 71,086 shares of common stock, on a post-reverse split basis, valued at $7,109 or approximately $0.10 per share, in satisfaction of accrued liabilities totaling $73,260, resulting in income from discharge of indebtedness of $66,151 being recorded.

On September 14, 2007, the Company also entered into an agreement with Laurus Master Fund, Ltd. (“Laurus”), the Company’s secured creditor, for the issuance of common stock in complete settlement of amounts owed to it for certain loans and accrued interest. Pursuant to this equity settlement, the Company issued 1,083,172 shares of common stock, on a post-reverse split basis, valued at $108,317 or approximately $0.10 per share, in satisfaction of principal under notes of $820,024 and accrued interest of $121,095, resulting in income from discharge of indebtedness of $832,802 being recorded.

On September 14, 2007, the Company issued Dennis Depenbusch 20,000 shares of the Company’s common stock, on a post-reverse split basis, valued at $2,000 for consulting services provided by Mr. Depenbusch in connection with the reorganization described in Part I, Item 1(b) above.

On September 14, 2007, the Company issued Kevin R. Keating 86,654 shares of the Company’s common stock, on a post-reverse split basis, valued at $8,665 for consulting services provided by Mr. Keating.

On September 14, 2007, the Company issued Garisch Financial, Inc. 86,654 shares of the Company’s common stock, on a post-reverse split basis, valued at $8,665 for consulting services provided by Garisch Financial, Inc. A copy of the Consulting Agreement between Garisch Financial, Inc. and the Company is attached hereto as Exhibit 10.11.

In consideration of the above stock issuances, the Company granted certain registration rights to the holders thereof. See Part II, Item 5(b) for a discussion of the registration rights granted in connection with the above stock issuances.

In connection with the above stock issuance, we did not pay any underwriting discounts or commissions. None of the sales of securities described or referred to above was registered under the Securities Act. Each of the purchasers fell into one or more of the categories that follow: an existing shareholder, a creditor, a current or former officer or director, a service provider, or an accredited investor with whom we or an affiliate of ours had a prior business relationship. As a result, no general solicitation or advertising was used in connection with the sales. In making the sales without registration under the Securities Act, we relied upon one or more of the exemptions from registration including those contained in Sections 4(2) of the Securities Act. The purchasers represented in writing that they acquired the securities for their own accounts. A legend was placed on the stock certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended September 30,
	2008	2007	2006	2005	2004
Statement of Operations Data:
Revenues	$—	—	—	—	16,358,303
Cost of revenues	$—	—	—	—	11,695,063
Gross profit (loss)	$—	—	—	—	4,663,240
General and administrative expenses	$39,288	118,450	381,602	1,359,593	5,895,194
Other income (expense)	$—	980,090	(180,303)	(1,239,027)	(300,585)

Net income (loss)	$(39,288)	861,640	(561,905)	(2,598,620)	(1,532,539)

Net income (loss) per share:
Basic	$(0.01)	$1.70	$(1.34)	$(6.50)	$(4.35)
Diluted	$(0.01)	$1.70	$(1.34)	$(6.50)	$(4.35)

*after giving retroactive effect to 1-for-10 reverse stock split which was completed September 25, 2007.

	Year Ended September 30,
	2008	2007	2006	2005	2004
Balance Sheet Data:
Cash and cash equivalents	$35,295	76,696	—	0	501,429
Total assets	$35,295	76,696	—	1,463,144	10,453,626
Total current liabilities	$6,250	8,363	1,085,340	1,418,221	7,414,225
Total long-term liabilities	$—	—	—	568,358	1,913,693
Stockholders’ equity (deficit)	$29,045	68,333	(1,085,340)	(523,435)	1,125,762

Item 7. Management’s Discussion and Analysis or Plan of Operations

(a) Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including, "could" "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this Annual Report.

(b) Results of Operations

For the twelve months ended September 30, 2007 and 2008, the Company had no revenues from continuing operations.

For the twelve months ended September 30, 2008, the Company had a loss from operations of $(39,288), as compared with a loss from operations of $(118,450) for the twelve months ended September 30, 2007.

For the twelve months ended September 30, 2008, the Company incurred interest expense of $0, as compared with interest expense of $79,678 for the twelve months ended September 30, 2007. The reduction in interest expense was primarily attributed to the settlement of certain notes in the quarter ended September 30, 2007.

For the twelve months ended September 30, 2008, the Company had a net loss of $(39,288) as compared with net income of $861,640 for the twelve months ended September 30, 2007, primarily related to discharge income of $1,059,768 for the period.

(c) Liquidity and Capital Resources

As of September 30, 2008 and 2007, the Company had assets equal to $35,295 and $76,696, respectively, comprised exclusively of cash and cash equivalents. The Company’s current liabilities as of September 30, 2008 and 2007 were $6,250 and $8,363, respectively, comprised exclusively of accrued expenses.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the twelve months ended September 30, 2008 and 2007:

	Twelve months ended September 30,
	2008	2007
Operating activities	$(41,401)	$(80,581)
Investing activities	$-	$-
Financing activities	$-	$157,277

Net effect on cash	$(41,401)	$76,696

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

(d) Going Concern

We currently have no source of operating revenue, and have only limited working capital with which to pursue our business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for us to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about our ability to continue as a going concern. Our auditor has issued a "going concern" qualification as part of his opinion in the Audit Report for the year ended September 30, 2008.

(e) Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. We have identified in Note 2 - “Summary of Significant Accounting Policies” to the Financial Statements contained in Item 8 of this document certain critical accounting policies that affect the more significant judgments and estimates used in the preparation of the financial statements.

(f) Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

Catalyst Lighting Group, Inc.
Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Catalyst Lighting Group, Inc.

We have audited the accompanying balance sheets of Catalyst Lighting Group, Inc. (the “Company”) as of September 30, 2008 and 2007, and the related statement of operations, stockholders’ equity, and cash flows for each of the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of The Public Company Accounting Oversight Board (U.S.).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Catalyst Lighting Group, Inc. as of September 30, 2008 and 2007, and the result of its operations and cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred operating losses since its inception and has a deficit in accumulated earnings.  These conditions raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Denver, Colorado
December 16, 2008

/s/ Comiskey & Company

PROFESSIONAL CORPORATION

Catalyst Lighting Group, Inc.
Balance Sheets

	September 30,	September 30,
	2008	2007

Assets

Current assets
Cash and cash equivalents	$35,295	$76,696

Total current assets	35,295	76,696

Total assets	$35,295	$76,696

Liabilities and Stockholders' Equity

Current liabilities
Accrued expenses	$6,250	$8,363

Total current liabilities	6,250	8,363

Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value; 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares
authorized; 4,331,131 shares issued and outstanding	433	433
Additional paid-in capital	4,150,986	4,150,986
Accumulated deficit	(4,122,374)	(4,083,086)

Total stockholders' equity	29,045	68,333

Total liabilities and stockholders' equity	$35,295	$76,696

The accompanying notes are an integral part of these financial statements.

Catalyst Lighting Group, Inc.
Statements of Operations

	Year Ended
	September 30,
	2008	2007

Revenue	$-	$-

Operating expenses
General and administrative	39,288	118,450

Total operating expenses	39,288	118,450

Loss from operations	(39,288)	(118,450)

Other income (expense)
Income from discharge of indebtedness	-	1,059,768
Interest income/(expense)	-	(79,678)

Net income (loss)	$(39,288)	$861,640

Net income (loss) per share - basic and diluted	$(.01)	$1.70

Weighted average number of shares of outstanding - basic and diluted	4,331,131	506,322

The accompanying notes are an integral part of these financial statements.

Catalyst Lighting Group, Inc.
Statement of Changes in Stockholders’ Equity (Deficit)
For the Years Ended September 30, 2008 and 2007

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Deficit	Stockholders'
	Shares	Amount	Shares *	Amount	Capital	Accumulated	Equity (Deficit)

Balances at September 30, 2006	-	$-	421,550	$42	$3,859,344	$(4,944,726)	$(1,085,340)

Preferred stock issued for cash	157,277	157,277	-	-	-	-	157,277
Common stock issued for payment of debt	-	-	1,154,258	115	115,310	-	115,425
Common stock issued for services	-	-	193,308	20	19,311	-	19,331
Common stock issued on conversion of preferred stock	(157,277)	(157,277)	2,562,015	256	157,021	-	-
Net income (loss)	-	-	-	-	-	861,640	861,640

Balances at September 30, 2007	-	$-	4,331,131	$433	$4,150,986	$(4,083,086)	$68,333

Net income (loss)	-	-	-	-	-	(39,288)	(39,288)

Balances at September 30, 2008	-	$-	4,331,131	$433	$4,150,986	$(4,122,374)	$29,045

*after giving effect the 1-for-10 reverse stock split and the reduction in the par value of common stock from $0.01 to $0.0001 per share effective September 25, 2007.

The accompanying notes are an integral part of these financial statements.

Catalyst Lighting Group, Inc.
Statements of Cash Flows

	Year Ended
	September 30,
	2008	2007
Cash Flows From Operating Activities
Net (loss)	$(39,288)	$861,640
Adjustments to reconcile net (loss) to net
cash (used in) operating activities:
Income on discharge of indebtedness	-	(1,059,768)
Amortization of debt discount	-	51,960
Common stock issued for services	-	19,331
Changes in operating assets and liabilities:
Accrued expenses	(2,113)	46,256

Net cash provided by (used in)
operating activities	(41,401)	(80,581)

Cash Flows From Financing Activities
Proceeds from issuance of preferred stock	-	157,277

Net cash provided by financing activities	-	157,277

Net increase (decrease) in cash and cash equivalents	(41,401)	76,696

Cash and cash equivalents, beginning of period	76,696	-

Cash and cash equivalents, end of period	$35,295	$76,696

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-
Supplemental Disclosure of Non-Cash
Financing Transactions
Common stock issued in payment of debt	$-	$115,425

Common stock issued on conversion of preferred stock	$-	$157,277

The accompanying notes are an integral part of these financial statements.

Catalyst Lighting Group, Inc.
Notes to Financial Statements
September 30, 2008

1.	Basis of Presentation and Organization

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

Basis of Presentation
The accompanying financial statements include the accounts of the Company.  The operations of Whitco, prior to the disposition of Whitco’s assets, are excluded from continuing operations.

Catalyst Lighting Group, Inc.
Notes to Financial Statements
September 30, 2008

Going Concern
Since inception, the Company and its former subsidiary have a cumulative net loss of $4,122,374.  Since inception, the Company has also been dependent upon the receipt of capital investment or other financing to fund its operations.  The Company currently has no source of operating revenue, and has only limited working capital with which to pursue its business plan, which contemplates the completion of a business combination with an operating company.  The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties.  It may be necessary for the Company to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Income Taxes
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”), which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized.  The tax provision shown on the accompanying statement of operations is zero since the deferred tax asset generated from net operating losses is offset in its entirety by a valuation allowance.  State minimum taxes are expensed as incurred.

Cash and Cash Equivalents
Cash and cash equivalents, if any, include all highly liquid instruments with an original maturity of three months or less at the date of purchase.

Fair Value of Financial Instruments
The Company's financial instruments are comprised of accrued expenses.  The carrying amounts of financial instruments approximate fair value due to their short maturities.

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

Comprehensive Loss
Comprehensive loss is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive loss includes net loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the year ended September 30, 2008, the Company’s comprehensive loss was the same as its net loss.

Catalyst Lighting Group, Inc.
Notes to Financial Statements
September 30, 2008

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

Recently Issued Accounting Pronouncements
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133.” This Statement amends and expands the disclosure requirements by requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

In April 2008, the FASB approved FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 is effective for the Company’s fiscal year beginning October 1, 2009, with early adoption prohibited.

In May 2008, the FASB approved FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.” Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for the Company’s fiscal year beginning October 1, 2009.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF 03-6-1 will be effective for the Company’s fiscal year beginning October 1, 2009, with early adoption prohibited.

The adoption of these new Statements, when effective, are not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

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

Catalyst Lighting Group, Inc.
Notes to Financial Statements
September 30, 2008

Kevin R. Keating is the father of Timothy J. Keating, the principal member of Keating Investments, LLC.   Keating Investments, LLC is the managing member of the Investor.  Timothy J. Keating is the manager of the Investor.

The Preferred Stock Purchase was completed on September 12, 2007.  The preferred shares were automatically convertible into the Company’s common stock at such time as the Company completed a 1-for-10 reverse stock split (“Reverse Split”).  The Reverse Split was completed on September 25, 2007, and the Investor was issued 2,562,015 shares of common stock, on a post-split basis, upon cancellation of the preferred stock.  As of September 30, 2008, the Investor owns approximately 59% of the outstanding shares of common stock.  The proceeds of the Preferred Stock Purchase were used to pay outstanding liabilities of the Company.

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

Pursuant to a settlement agreement with Laurus Master Fund, Ltd., on September 14, 2007, the Company issued 1,083,172 shares of common stock, on a post-split basis, valued at $108,317 or approximately $0.10 per share, in satisfaction of principal under notes of $820,024 and accrued interest of $121,095, resulting in income from discharge of indebtedness of $832,802 being recorded.

On September 14, 2007, the Company issued 86,654 shares of its common stock, on a post-split basis, to Kevin R. Keating, the sole officer and director of the Company, for services rendered to the Company valued at $8,665, or $0.10 per share.

Catalyst Lighting Group, Inc.
Notes to Financial Statements
September 30, 2008

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

Catalyst Lighting Group, Inc.
Notes to Financial Statements
September 30, 2008

As of September 30, 2008, there were 4,331,131 shares of common stock, par value $0.0001 per share, issued and outstanding.  Except as otherwise noted, all references to shares of the Company’s common stock shall refer to the shares of common stock after giving effect to the Reverse Split and the reduction of the par value per share.

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

As of September 30, 2008, the Company had issued and outstanding warrants, on a post-split basis, as follows:

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

On August 22, 2007, the Company entered into a revolving loan agreement with Keating Investments, LLC (“Lender”).  Pursuant to this agreement, the Lender agreed to make advances to the Company from time to time at the request of the Company.  The advances outstanding were not to exceed $30,000.  The Company was required to repay the outstanding advances in full on or before October 22, 2007.  The advances bear interest commencing September 22, 2007 at a rate of 6% per annum.  The Lender made advances of $25,000 and $5,000 on August 27, 2007 and September 5, 2007, respectively.  The advances were used for working capital purposes and to pay certain accrued liabilities and service providers.  On September 19, 2007, these advances were repaid in full from the proceeds of the Preferred Stock Purchase.  Keating Investments, LLC is the managing member of the Investor.

Management Agreement
On October 1, 2007, the Company and Vero entered into an agreement whereby Vero will provide to the Company a broad range of managerial and administrative services for a fixed fee of $1,000 per month, for an initial period of twelve months.  At the end of the initial twelve month term, the agreement will continue to remain in effect until terminated in writing by either party.  For the years ended September 30, 2008 and 2007, the Company recorded $12,000 and $0, respectively, of managerial and administrative expenses associated with this agreement which are included as a component of general and administrative expenses in the accompanying statements of operations.

Catalyst Lighting Group, Inc.
Notes to Financial Statements
September 30, 2008

6.	Income Taxes

The following is a reconciliation between the federal income tax benefit computed at the statutory federal income tax rate and actual income tax benefit (in thousands):

	Year Ended
	September 30,
	2008	2007

Federal income tax expense (benefit) at statutory rate	$(13)	$295

State income taxes, net of federal income tax effect	-	-

Valuation allowance	13	(295)

Total income tax benefit	$-	$-

At September 30, 2008, the Company had a net operating loss carryforward for federal and state income tax purposes of approximately $3.6 million available to offset future taxable income through 2028.

A valuation allowance of $1.2 million was established at September 30, 2008 to offset the benefit from the net operating loss carryforward to the extent it is more likely than not, based upon available evidence,  that the recorded value will not be realized.  Realization is dependent on the existence of sufficient taxable income within the carryforward period. In August 2007, upon the issuance of common shares in settlement of liabilities, the Company underwent a change of control pursuant to Section 382 of the internal revenue code.  Net operating losses prior to the change of control are limited in post change periods under Section 382 to approximately $12,000 per year.

Item 9. Changes in and Disagreements with Accountants on Financial Disclosure

Not Applicable.

Item 9a. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

o	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
o
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

o	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities & Exchange Act of 1934 (“Exchange Act”). Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Change in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the for the quarter of the year ended September 30, 2008 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9b. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

(a) Identification of Directors and Executive Officers

Our sole officer and director and additional information concerning him is as follows:

Name	Age	Position
Kevin R. Keating	68	Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer and Director

The term of office of each director expires at our annual meeting of stockholders or until their successors are duly elected and qualified. Except as set forth in Item 6 of this Registration Statement, the Directors are not compensated for serving as such. Officers serve at the discretion of the Board of Directors.

Kevin R. Keating has served as a director of the Company since its inception. Mr. Keating was appointed Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer on August 23, 2007. Mr. Keating is the Managing Member of Vero Management, LLC, which provides managerial, administrative, and financial consulting services for micro-cap public companies.

For more than 40 years he had been engaged in various aspects of the investment business.  Mr. Keating began his Wall Street career with the First Boston Corporation in New York in 1965. From 1967 through 1974, he was employed by several institutional research boutiques where he functioned as Vice President Institutional Equity Sales. From 1974 until 1982, Mr. Keating was the President and Chief Executive Officer of Douglas Stewart, Inc., a New York Stock Exchange member firm. From 1982 through 2006, he was associated with a variety of securities firms as a registered representative servicing the investment needs of high net worth individual investors.

Additionally, Mr. Keating currently serves as a director of Blue Holdings, Inc., a public company.  Mr. Keating serves as sole officer and a director of Forex 365, Inc., a public shell company, which trades on the Pink Sheets under the symbol “FRXT.” Also, he is the sole officer and director of Wentworth IV, Inc., Wentworth V, Inc., Wentworth VI, Inc., Wentworth VII, Inc., and Wentworth VIII, Inc., all of which are publicly-reporting, non-trading, blank check, shell companies.

Mr. Keating serves as the sole officer and a director of Frezer, Inc., which is a public shell company which trades on the Over-the-Counter Bulletin Board under the symbol “FREZ”.

The prior blank check company experience of Mr. Keating is set forth below:

Name	Filing Date Registration Statement	Operating Status	SEC File Number	Pending Business Combinations	Additional Information
AeroGrow International, Inc. (formerly Wentworth I, Inc.)	March 7, 2006	Wentworth I, Inc. was a Rule 419 Blank Check company and completed a merger with and into AeroGrow International Inc. on February 24, 2006.	000-50888	None.
Kevin R. Keating served as officer, director and shareholder since inception. Upon the merger with AeroGrow International, Inc., Mr. Keating ceased to be an officer or director. Mr. Keating remains a shareholder.

Wentworth II, Inc.	June 9, 2006	Wentworth II, Inc. became a reporting company effective August 10, 2006 and completed a merger with Omnia Luo Group Limited on October 9, 2007.	000-52040	None.	Kevin R. Keating served as sole officer and director since inception. Mr. Keating ceased to be an officer or director on October 9, 2007. Mr. Keating remains a shareholder.

Wentworth IV, Inc.	August 17, 2006	Effective October 16, 2006.	000-52189	None.	Kevin R. Keating has served as sole officer and director since inception.

Wentworth V, Inc.	August 17, 2006	Effective October 16, 2006.	000-52190	None.	Kevin R. Keating has served as sole officer and director since inception.

Wentworth VI, Inc.	September 20, 2007	Effective November 19, 2007.	000-52821	None.	Kevin R. Keating has served as sole officer and director since inception.

Wentworth VII, Inc.	September 20, 2007	Effective November 19, 2007.	000-52820	None.	Kevin R. Keating has served as sole officer and director since inception.

Wentworth VIII, Inc.	September 20, 2007	Effective November 19, 2007.	000-52819	None.	Kevin R. Keating has served as sole officer and director since inception.

(b) Significant Employees

None.

(c) Family Relationships

Timothy J. Keating, who may be deemed a beneficial owner of shares of the Company’s common stock by virtue of his relationship with KIG Investors and Keating Investments, is the son of Kevin R. Keating, our Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and sole director.

(d) Involvement in Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of the Company during the past five years.

(e) Audit Committee and Audit Committee Financial Expert

The Company is not a "listed company" under SEC rules and is therefore not required to have an audit committee comprised of independent directors. The Company does not currently have an audit committee, however, for certain purposes of the rules and regulations of the SEC and in accordance with the Sarbanes-Oxley Act of 2002, the Company's board of directors is deemed to be its audit committee and as such functions as an audit committee and performs some of the same functions as an audit committee including: (1) selection and oversight of the Company’s independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. The Company's board of directors has determined that its members do not include a person who is an "audit committee financial expert" within the meaning of the rules and regulations of the SEC. The board of directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication. Accordingly, the board of directors believes that each of its members have the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

(f) Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

o	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
o	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the SEC and in other public communications made by an issuer;
o	Compliance with applicable governmental laws, rules and regulations;
o	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
o	Accountability for adherence to the code.

Due to the limited scope of the Company’s current operations, the Company has not adopted a corporate code of ethics that applies to its executive officers.

(g) Conflicts of Interest

Certain conflicts of interest exist and may continue to exist between the Company and its officers and directors due to the fact that each has other business interests to which they devote their primary attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

Certain conflicts of interest may exist between the Company and its management, and conflicts may develop in the future. The Company has not established policies or procedures for the resolution of current or potential conflicts of interest between the Company, its officers and directors or affiliated entities. There can be no assurance that management will resolve all conflicts of interest in favor of the Company, and conflicts of interest may arise that can be resolved only through the exercise by management their best judgment as may be consistent with their fiduciary duties. Management will try to resolve conflicts to the best advantage of all concerned.

(h) Board Meetings; Nominating and Compensation Committees

The Board of Directors took a number of actions by written consent of all of the directors during the fiscal year ended September 30, 2007. Such actions by the written consent of all directors are, according to Delaware corporate law and the Company’s by-laws, as valid and effective as if they had been passed at a meeting of the directors duly called and held. The Company's directors and officers do not receive remuneration from the Company unless approved by the Board of Directors or pursuant to an employment contract. No compensation has been paid to the Company's directors for attendance at any meetings during the last fiscal year.

The Company does not have standing nominating or compensation committees, or committees performing similar functions. The Company’s board of directors believes that it is not necessary to have a compensation committee at this time because the functions of such committee are adequately performed by the board of directors. The board of directors also is of the view that it is appropriate for the Company not to have a standing nominating committee because the board of directors has performed and will perform adequately the functions of a nominating committee. The Company is not a "listed company" under SEC rules and is therefore not required to have a compensation committee or a nominating committee.

(i) Shareholder Communications

There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nomination for directors. The board of directors does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time because it believes that, given the limited scope of the Company’s operations, a specific nominating policy would be premature and of little assistance until the Company’s business operations are at a more advanced level. There are no specific, minimum qualifications that the board of directors believes must be met by a candidate recommended by the board of directors. Currently, the entire board of directors decides on nominees, on the recommendation of any member of the board of directors followed by the board’s review of the candidates’ resumes and interview of candidates. Based on the information gathered, the board of directors then makes a decision on whether to recommend the candidates as nominees for director. The Company does not pay any fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominee.

The Company does not have any restrictions on shareholder nominations under its certificate of incorporation or by-laws. The only restrictions are those applicable generally under Delaware corporate law and the federal proxy rules, to the extent such rules are or become applicable. The board of directors will consider suggestions from individual shareholders, subject to evaluation of the person's merits. Stockholders may communicate nominee suggestions directly to the board of directors, accompanied by biographical details and a statement of support for the nominees. The suggested nominee must also provide a statement of consent to being considered for nomination. There are no formal criteria for nominees.

Because the management and directors of the Company are the same persons, the Board of Directors has determined not to adopt a formal methodology for communications from shareholders on the belief that any communication would be brought to the board of directors’ attention by virtue of the co-extensive capacities served by Kevin R. Keating.

(j) Indemnification

Under Delaware corporate law and pursuant to our certificate of incorporation and bylaws, the Company may indemnify its officers and directors for various expenses and damages resulting from their acting in these capacities. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to the Company’s officers or directors pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the SEC, this indemnification is against public policy as expressed in the Securities Act, and is therefore unenforceable.

Item 11. Executive Compensation

(a) Compensation Discussion and Analysis

The Company currently is a shell company with nominal assets, no employees and no active business operations. The Company’s business plans are to identify an operating company with which to merge or to complete a business combination in a reverse merger transaction. As such, the Company currently has no formal compensation program for its executive officers, directors or employees.

The Company is not a "listed company" under SEC rules and is therefore not required to have a compensation committee. Accordingly, the Company has no compensation committee.

Except as set forth in the summary compensation table below, during the fiscal years ended September 30, 2007 and 2008, the Company has not provided any salary, bonus, annual or long-term equity or non-equity based incentive programs, health benefits, life insurance, tax-qualified savings plans, special employee benefits or perquisites, supplemental life insurance benefits, pension or other retirement benefits or any type of nonqualified deferred compensation programs for its executive officers or employees.

On September 14, 2007, the Company issued Kevin R. Keating 86,653 shares of the Company’s common stock, on a post-reverse split basis, valued at $8,665 for consulting services provided by Mr. Keating. Mr. Keating will not receive any further remuneration until the consummation of a business combination. However, please see Item 7, Certain Relationships and Related Transactions, below for a full discussion of a certain agreement between the Company and Vero Management, L.L.C., a limited liability company for which Mr. Keating is the sole member and manager. Mr. Keating intends to devote very limited time to our affairs.

It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain Mr. Keating for the purposes of providing services to the surviving entity. However, the Company has adopted a policy whereby the offer of any post-transaction employment or services to members of management will not be a consideration in our decision whether to undertake any proposed transaction.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs are currently in place for the benefit of the Company’s employees.

As of October 1, 2005, there were issued and outstanding options to purchase 9,828 shares of the Company’s common stock, on a post-reverse split basis, and there were 140,172 options available for issuance under the 2003 Stock Option Plan. During the fiscal year ended September 30, 2006, the options to purchase 9,828 shares of common stock under the 2003 Stock Option Plan were cancelled. On September 14, 2007, following the closing of the Preferred Stock Purchase, the 2003 Stock Option Plan was terminated by the Company’s Board of Directors, and there are no stock options outstanding as of the date of this filing.

There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be included in this table, or otherwise.

 (b) Summary Compensation Table

The following table summarizes the total compensation paid to or earned by each of the Company’s named executive officers who served as executive officers during all or a portion of the fiscal years ended September 30, 2007 and 2008.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total Compensation ($)
Dennis Depenbusch (former	2008	$0	$0	$0	$0	$0	$0	$0	$0
CEO and CFO)(1)	2007	$0	$0	$2,000	$0	$0	$0	$0	$2,000
Kevin R. Keating (CEO,	2008	$0	$0	$0	$0	$0	$0	$0	$0
Pres., CFO, Tres. and	2007	$0	$0	$8,665	$0	$0	$0	$0	$8,665
Secry.)(1)

(1)
On September 14, 2007, the Company issued Dennis Depenbusch, its former CEO, 20,000 shares of the Company’s common stock, on a post-reverse split basis, valued at $2,000 for consulting services provided by Mr. Depenbusch in connection with the Reorganization.

(2)	On September 14, 2007, the Company issued Kevin R. Keating 86,654 shares of the Company’s common stock, on a post-reverse split basis, valued at $8,665 for consulting services provided by Mr. Keating.

(c) Employment and Other Agreements

The Company has no employment agreements or other agreements with any of its executive officers or employees.

(d)  Compensation of Directors

During the fiscal years ended September 30, 2007 and 2008, Messrs. Depenbusch and Keating did not receive separate compensation for their services as a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the Company’s common stock beneficially owned on December 26, 2008, for (i) each shareholder the Company knows to be the beneficial owner of 5% or more of its outstanding common stock, (ii) each of the Company’s executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. To the best of the Company’s knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. At December 26, 2008, 4,331,131 shares of the Company’s common stock were outstanding.

Name and Address	Number of Shares Beneficially Owned	Percent of Shares
Kevin R. Keating 190 Lakeview Way Vero Beach, Florida 32963	96,880	2.2%

LaurLaLaurus MLaurus Master Fund, Ltd 335 Madison Avenue, 10th Floor New York, NY 10017	1,108,172	25.6%

KIG Investors I, LLC (3) c/o Timothy J. Keating, Manager 5251 DTC Parkway, Suite 1000 Greenwood Village, Colorado 80111	2,562,015	59.2%

Keating Investments, LLC (4) c/o Timothy J. Keating, Manager 5251 DTC Parkway, Suite 1000 Greenwood Village, Colorado 80111	2,596,979	60.0%

Timothy J. Keating 5251 DTC Parkway, Suite 1000 Greenwood Village, Colorado 80111	2,596,979	60.0%

All Executive Officers and Directors as a group	96,880	2.2%

(1)	Kevin R. Keating has been a director of the Company since March 2001. He was appointed Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer on August 23, 2007.

(2)
Represents shares of common stock held directly by KIG Investors I, LLC (“KIG Investors”). KIG Investors is managed by Keating Investments, LLC (“Keating Investments”) and Timothy J. Keating. Keating Investments has a 68.75% equity interest in KIG Investors.

(3)
Keating Investments has voting and investment control over the securities owned by KIG Investors, and therefore may be deemed a beneficial owner of the 2,562,015 shares of common stock owned by KIG Investors. Keating Investments’ beneficial ownership includes 34,964 shares of common stock owned directly by Keating Investments. Keating Investments is managed by Timothy J. Keating.

(4)
Timothy J. Keating has voting and investment control over the securities beneficially owned by Keating Investments. Since Keating Investments may be deemed a beneficial owner of the shares of common stock held by KIG Investors, Timothy J. Keating may be deemed an indirect beneficial owner of the 2,562,015 shares of common stock held by KIG Investors. Timothy J. Keating has voting and investment control over the securities owned by Keating Investments, and therefore Timothy J. Keating may be deemed a beneficial owner of the 2,596,979 shares of common stock deemed beneficially owned by Keating Investments.

Item 13. Certain Relationships and Related Transactions and Director Independence.

On August 22, 2007, the Company entered into a revolving loan agreement with Keating Investments, LLC (“Lender”). Pursuant to this agreement, the Lender agreed to make advances to the Company from time to time at the request of the Company. The advances outstanding were not to exceed $30,000. The Company was required to repay the outstanding advances in full on or before October 22, 2007. The advances bear interest commencing September 22, 2007 at a rate of 6% per annum. The Lender made advances of $25,000 and $5,000 on August 27, 2007 and September 5, 2007, respectively. The advances were used for working capital purposes and to pay certain accrued liabilities and service providers. On September 19, 2007, these advances were repaid in full from the proceeds of the Preferred Stock Purchase. Keating Investments, LLC is the managing member of KIG Investors. A copy of the Loan Agreement is attached hereto as Exhibit 10.10.

On September 14, 2007, the Company issued 86,654 shares of its common stock, on a post-reverse split basis, to Kevin R. Keating, the sole officer and director of the Company, for services rendered to the Company valued at $8,665.

On September 14, 2007, the Company issued 20,000 shares of its common stock, on a post-reverse split basis, to Dennis Depenbusch, a former officer and director of the Company, for consulting services rendered to the Company valued at $2,000.

During the fiscal years ended September 30, 2006 and 2007, a former officer and director of the Company made cost advances on behalf of the Company totaling $5,015. These advances were repaid by the Company from the proceeds of the Preferred Stock Purchase.

Effective October 1, 2007, the Company entered into a management agreement (“Management Agreement”) with Vero Management, L.L.C., a Delaware limited liability company (“Vero”) under which Vero had agreed to provide a broad range of managerial and administrative services to the Company including, but not limited to, assistance in the preparation and maintenance of the Company’s financial books and records, the filing of various reports with the appropriate regulatory agencies as are required by State and Federal rules and regulations, the administration of matters relating to the Company’s shareholders including responding to various information requests from shareholders as well as the preparation and distribution to shareholders of relevant Company materials, and to provide office space, corporate identity, telephone and fax services, mailing, postage and courier services for a fixed fee of $1,000 per month, for an initial period of twelve months. At the end of the initial twelve month term, the agreement will continue to remain in effect until terminated in writing by either party. Kevin R. Keating, the sole officer and director of the Company, is the sole owner and manager of Vero. A copy of the Management Agreement is attached hereto as Exhibit 10.12.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

Item 14. Principal Accountant Fees and Services

Comiskey & Company, P.C. (“Comiskey & Company”) is the Company's independent registered public accounting firm.

(a) Audit Fees

The aggregate fees billed by Comiskey & Company for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-QSB or services that are normally provided in connection with statutory and regulatory filings were $12,250 for the fiscal year ended September 30, 2008.

(b) Audit-Related Fees

There were no fees billed by Comiskey & Company for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended September 30, 2008.

(c) Tax Fees

There were $5,000 in fees billed by Comiskey & Company for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended September 30, 2008.

(d) All Other Fees

There were no fees billed by Comiskey & Company for other products and services for the fiscal year ended September 30, 2008.

(e) Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statement.

The following financial statements of Catalyst Lighting Group, Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm

Balance Sheets as of September 30, 2008 and September 30, 2007

Statements of Operations for the Years Ended September 30, 2008 and 2007

Statement of Changes in Stockholders’ Equity (Deficit) for the Years Ended September 30, 2008 and 2007

Statements of Cash Flows for the Years Ended September 30, 2008 and 2007

Notes to Financial Statements

(2)	Financial Statement Schedules.

All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits:

Exhibit
Number	Description
2.1	Certificate of Ownership and Merger, as filed with the Delaware Secretary of State on September 23, 2003

3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on March 7, 2001

3.2	Certificate of Designation of Series A Convertible Preferred Stock, as filed with the Delaware Secretary of State on August 27, 2007

3.3	Certificate of Amendment of Certificate of Incorporation, as filed with the Delaware Secretary of State on September, 19, 2007

3.4	By-Laws, as amended

10.1	Common Stock Purchase Warrant Issued to John Sanderson dated May 26, 2004

10.2	Common Stock Purchase Warrant Issued to Wilkinson Family Trust dated December 10, 2004

10.3	Securities Purchase Agreement between KIG Investors I, LLC and the Company dated August 22, 2007

10.4	Registration Rights Agreement between KIG Investors I, LLC and the Company dated September 12, 2007

10.5	Settlement and Release Agreement between Feldman Weinstein & Smith, LLP and the Company dated August 21, 2007

10.6	Settlement and Release Agreement between Halliburton Investor Relations and the Company dated August 13, 2007

10.7	Form of Registration Rights Agreement between certain Other Stockholders and the Company dated September 14, 2007

10.8	Settlement and Release Agreement between Laurus Master Fund, Ltd. and the Company dated August 22, 2007

10.9	Registration Rights Agreement between Laurus Master Fund, Ltd. and the Company dated September 14, 2007

10.10	Revolving Loan Agreement between Keating Investments, LLC and the Company dated August 22, 2007

10.11	Consulting Agreement between Garisch Financial, Inc. and the Company dated September 13, 2007

10.12	Agreement between the Company and Vero Management, LLC, dated as of October 1, 2007

16	Change of Registered Accountant Letter dated October 18, 2007

16.1	Former Registered Accountant Letter dated January 10, 2008

All exhibits, except 16.1, are contained in the Company’s Form 10-SB filed with the SEC on December 7, 2007.  Exhibit 16.1 is contained in the Company’s Amended Form 10-SB filed with the SEC on January 24, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 26, 2008	Catalyst Lighting Group, Inc.

	By:	/s/ Kevin R. Keating
Kevin R. Keating
Chief Executive Officer