Form 10-Q
period 2008-12-31
CATALYST LIGHTING GROUP INC
filed 2009-01-30
CIK 1161582

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended: December 31, 2008

                        Commission File Number: 000-50385

                          Catalyst Lighting Group, Inc.
                          -----------------------------
             (Exact Name of Registrant as Specified in its Charter)

             Delaware                                            84-1588927
--------------------------------                             -------------------
  (State or Other Jurisdiction                               (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

                                190 Lakeview Way
                              Vero Beach, FL 32963
               ---------------------------------------------------
              (Address of Principal Executive Offices and Zip Code)

                                 (772) 231-7544
               --------------------------------------------------
              (Registrant's Telephone Number, including Area Code)

                                       N/A
           -----------------------------------------------------------
          (Former Name or Former Address, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                   Accelerated filer            [   ]
Non-accelerated filer   [ ]                   Smaller reporting company    [ X ]
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ] .

As of January 19, 2009, there were 4,331,131 shares of common stock, par value $0.0001 per share, outstanding.

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----


PART I - FINANCIAL INFORMATION:

Item 1.       Financial Statements:                                          1

              Balance Sheets as of December 31, 2008
                (unaudited) and September 30, 2008                           2

              Statements of Operations for the
                Three Months Ended December 31, 2008
                and 2007 (unaudited)                                         3

              Statements of Changes in Stockholders' Equity
                (Deficit) for the Three Months Ended
                December 31, 2008 (unaudited) and the Year
                Ended September 30, 2008                                     4

              Statements of Cash Flows for the Three Months
                Ended December 31, 2008 and 2007 (unaudited)                 5

              Notes to Financial Statements (unaudited)                      6

Item 2.       Management's Discussion and Analysis of
                 Financial Condition and Results of Operations              14

Item 3.       Quantitative and Qualitative Disclosures About Market Risk    19

Item 4T.      Controls and Procedures                                       19

PART II - OTHER INFORMATION:

Item 1.       Legal Proceedings                                             20

Item 1A.      Risk Factors                                                  20

Item 2.       Unregistered Sales of Equity Securities and
                 Use of Proceeds                                            20

Item 3.       Defaults Upon Senior Securities                               20

Item 4.       Submission of Matters to a Vote of Security Holders           20

Item 5.       Other Information                                             20

Item 6.       Exhibits                                                      21

              Signatures                                                    22

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1.  Financial Statements.

Statements made in this Form 10-Q (the "Quarterly Report") that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the "Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements often can be identified by the use of terms such as "may", "will", "expect", "believe", "anticipate", "estimate", "approximate", or "continue", or the negative thereof. Catalyst Lighting Group, Inc. (the "Company") intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital and unexpected costs. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.


                                     Catalyst Lighting Group, Inc.
                                            Balance Sheets

                                                                 December 31,            September 30,
                                                                    2008                     2008
                                                                (Unaudited)
                                                                -------------            ------------

Assets

Current assets
    Cash and cash equivalents                                    $    32,873              $    35,295
                                                                 -----------              -----------

        Total current assets                                          32,873                   35,295
                                                                 -----------              -----------

        Total assets                                             $    32,873              $    35,295
                                                                 ===========              ===========

Liabilities and Stockholders' Equity

Current liabilities
      Accounts payable                                           $     4,126              $      --
      Accrued expenses                                                 9,300                    6,250
                                                                 -----------              -----------

        Total current liabilities                                     13,426                    6,250
                                                                 -----------              -----------

Stockholders' equity
    Preferred stock, $0.0001 par value; 10,000,000 shares
      authorized; no shares issued and outstanding                      --                       --
    Common stock, $0.0001 par value; 200,000,000 shares
      authorized; 4,331,131 shares issued and outstanding                433                      433
    Additional paid-in capital                                     4,150,986                4,150,986
    (Deficit) accumulated                                         (4,131,972)              (4,122,374)
                                                                 -----------              -----------

        Total stockholders' equity                                    19,447                   29,045
                                                                 -----------              -----------

        Total liabilities and stockholders' equity               $    32,873              $    35,295
                                                                 ===========              ===========


                   The accompanying notes are an integral part of these financial statements.


                                           Catalyst Lighting Group, Inc.
                                             Statements of Operations


                                                                       Three Months Ended
                                                                           December 31,
                                                                 2008                      2007
                                                              (Unaudited)              (Unaudited)
                                                              -----------              -----------


Revenue                                                       $      --                $      --

Operating expenses
    General and administrative                                      9,598                   14,467
                                                              -----------              -----------

      Total operating expenses                                      9,598                   14,467
                                                              -----------              -----------

      Loss from operations                                         (9,598)                 (14,467)

Other income (expense)
    Interest expense                                                 --                       --
                                                              -----------              -----------

      Net (loss)                                              $    (9,598)             $   (14,467)
                                                              ===========              ===========

      Net (loss) per share - basic and diluted                       NIL*                     NIL*
                                                              ===========              ===========

      Weighted average number of shares of outstanding -
         basic and diluted                                      4,331,131                4,331,131
                                                              ===========              ===========


* Less than $.01 per share


                The accompanying notes are an integral part of these financial statements.
                                                       3





                                                Catalyst Lighting Group, Inc.
                                   Statements of Changes in Stockholders' Equity (Deficit)
                                   For the Three Months Ended December 31, 2008 (unaudited)
                                            and the Year Ended September 30, 2008

                                                                                                                           Total
                                        Preferred Stock               Common Stock        Additional                   Stockholders'
                                   ------------------------   --------------------------    Paid-In        Deficit         Equity
                                     Shares        Amount        Shares        Amount       Capital      Accumulated     (Deficit)
                                   -----------   ----------   ------------   -----------  ------------   ------------   ------------


Balances at September 30, 2007            --     $      --       4,331,131   $       433   $ 4,150,986   $(4,083,086)   $    68,333


Net income (loss)                         --            --            --            --            --         (39,288)       (39,288)
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------

Balances at September 30, 2008            --     $      --       4,331,131   $       433   $ 4,150,986   $(4,122,374)   $    29,045

Net income (loss)                         --            --            --            --            --          (9,598)        (9,598)
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------

Balances at December 31, 2008             --     $      --       4,331,131   $       433   $ 4,150,986   $(4,131,972)   $    19,447
                                   ===========   ===========   ===========   ===========   ===========   ===========    ===========



*after giving effect the 1-for-10 reverse stock split and the reduction in the par value of common stock from $0.01 to
    $0.0001 per share effective September 25, 2007.


                                The accompanying notes are an integral part of these financial statements.

                                      Catalyst Lighting Group, Inc.
                                         Statements of Cash Flows


                                                                     Three Months Ended
                                                                        December 31,
                                                                  2008                   2007
                                                              (Unaudited)            (Unaudited)
                                                               ---------              ---------

Cash Flows From Operating Activities
    Net (loss)                                                 $ (9,598)               $(14,467)

    Changes in operating assets and liabilities:
      Accounts payable                                            4,126                    --
      Accrued expenses                                            3,050                  (5,113)
                                                               --------                --------

        Net cash (used in) operating activities                  (2,422)                (19,580)
                                                               --------                --------

    Net increase (decrease) in cash                              (2,422)                (19,580)

    Cash and cash equivalents, beginning of period               35,295                  76,696
                                                               --------                --------

    Cash and cash equivalents, end of period                   $ 32,873                $ 57,116
                                                               ========                ========

Supplemental Disclosure of Cash Flow Information
Cash paid for interest                                         $   --                  $   --


             The accompanying notes are ain integral part of these financial statements.
                                                     5




                          Catalyst Lighting Group, Inc.
                     Notes to Condensed Financial Statements
                                December 31, 2008


1.     Basis of Presentation and Organization

       The accompanying unaudited condensed financial statements of Catalyst
       Lighting Group, Inc. (the "Company") are presented in accordance with the requirements for Form 10-Q and Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (all of which were of a normal recurring nature) considered necessary to fairly present the financial position, results of operations, and cash flows of the Company on a consistent basis, have been made.

       These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's financial statements. Operating results for the three months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending
       September 30, 2009.

       The Company recommends that the accompanying condensed financial statements for the interim period be read in conjunction with the Company's financial statements for the year ended September 30, 2008 and 2007 included in the Company's Annual Report on Form 10-K as filed on or about December 29, 2008.

       Organization and Business
       The Company was incorporated in the State of Delaware on March 7, 2001.
       On August 27, 2003, the Company completed the reverse acquisition of Whitco Company, L.P. ("Whitco"). Whitco was a wholly owned subsidiary of the Company and was engaged in the manufacture and sale of area lighting poles to distributors throughout the United States of America.

        On March 15, 2006, Whitco voluntarily filed for protection under Chapter
        11 of the U.S. bankruptcy laws. On April 25, 2006, the bankruptcy court approved a sale of Whitco's assets (other than cash and accounts receivable) used in its area lighting pole business. The assets were sold free and clear of any liens and encumbrances to a third party purchaser pursuant to Section 363 of the U.S Bankruptcy Code. The purchaser issued a common stock purchase warrant to acquire shares of the purchaser's common stock as consideration for the assets purchased
        ("Purchase Warrant").

        On May 16, 2006, Whitco filed a motion to convert its bankruptcy case to a Chapter 7 liquidation proceeding. This motion was granted by the bankruptcy court on July 13, 2006. In connection with the liquidation, the Purchase Warrant and Whitco's cash and accounts receivable were assigned and distributed to Whitco's secured creditor (the "Entity"). As part of the Chapter 7 bankruptcy proceedings, no assets were available for distribution to unsecured creditors and, accordingly, these unsatisfied obligations were relieved as part of the liquidation in accordance with the provisions of Chapter 7 of U.S. bankruptcy laws.




                          Catalyst Lighting Group, Inc.
                    Notes to Financial Statements (unaudited)
                                December 31, 2008


       Since Whitco's liquidation in bankruptcy, the Company has had nominal assets and nominal business operations and its business strategy has been to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. In furtherance of this business strategy, on July 25, 2006, the Company voluntarily filed for protection under Chapter 11 of the U.S. bankruptcy laws. The Company subsequently determined to withdraw from bankruptcy court protection and, on motion made by the U.S. trustee, the bankruptcy court ordered the case dismissed on January 9, 2007. Since the dismissal of the Company's bankruptcy case, the Company has settled its outstanding liabilities with creditors and is now in a position to actively seek a target company. In addition, effective February 22, 2007, the Company experienced a change in control and its management changed, pursuant to a Securities Purchase Agreement by and between the Company and KIG
       Investors I, LLC ("Investor"). See Note 3.

       The Company's principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings.
       The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

       Basis of Presentation
       The accompanying financial statements include the accounts of the Company. The operations of Whitco, prior to the disposition of Whitco's assets, are excluded from continuing operations.

       Going Concern
       Since inception, the Company and its former subsidiary have a cumulative net loss of $4,131,972. Since inception, the Company has also been dependent upon the receipt of capital investment or other financing to fund its operations. The Company currently has no source of operating revenue, and has only limited working capital with which to pursue its business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for the Company to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

       Income Taxes
       The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes
       ("SFAS No. 109"), which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected





                          Catalyst Lighting Group, Inc.
                    Notes to Financial Statements (unaudited)
                                December 31, 2008


       future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized. Based upon an evaluation of federal and state income tax returns filed in its major tax jurisdictions, the Company concludes that there are no significant uncertain tax positions which require recognition in the financial statements.

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

       Comprehensive Loss
       Comprehensive loss is defined as all changes in stockholders' equity, exclusive of transactions with owners, such as capital investments.
       Comprehensive loss includes net loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains
       (losses) on available-for-sale securities. For the three months ended
       December 31, 2008, the Company's comprehensive loss was the same as its net loss.

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

       Recently Issued Accounting Pronouncements
       In March 2008, the FASB issued SFAS No. 161, "Disclosures about
       Derivative Instruments and Hedging Activities - an amendment of SFAS No.
       133." This Statement amends and expands the disclosure requirements by requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit risk-related contingent features in derivative agreements. SFAS
       No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

       In April 2008, the FASB approved FSP FAS 142-3, "Determination of the
       Useful Life of Intangible Assets." FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS
       No. 142, "Goodwill and Other Intangible Assets." FSP FAS 142-3 is effective for the Company's fiscal year beginning October 1, 2009, with early adoption prohibited.




                          Catalyst Lighting Group, Inc.
                    Notes to Financial Statements (unaudited)
                                December 31, 2008


       In May 2008, the FASB approved FSP APB 14-1, "Accounting for Convertible
       Debt Instruments That May Be Settled in Cash upon Conversion (Including
       Partial Cash Settlement)." FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion
       No. 14, "Accounting for Convertible Debt and Debt issued with Stock
       Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.
       FSP APB 14-1 is effective for the Company's fiscal year beginning October
       1, 2009.

       In June 2008, the FASB issued FSP EITF 03-6-1, "Determining Whether
       Instruments Granted in Share-Based Payment Transactions Are Participating
       Securities." FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128, "Earnings Per
       Share." FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF 03-6-1 will be effective for the Company's fiscal year beginning October 1, 2009, with early adoption prohibited.

       The adoption of these new Statements, when effective, did not have, and is not expected to have, a material effect on the Company's financial position, results of operations, or cash flows.

3.     Change of Control Transactions; Creditor Settlements

       On August 22, 2007, the Company entered into a stock purchase agreement with the Investor pursuant to which the Investor purchased 1,572,770 shares of convertible preferred stock for a purchase price of $157,277, or $0.10 per share ("Preferred Stock Purchase").

       On August 23, 2007, in accordance with the terms of the stock purchase agreement, the existing officers and two of the Company's directors resigned, and Kevin R. Keating, the sole remaining director, was appointed Chief Executive Officer, Chief Financial Officer, President,
       Secretary and Treasurer.

       Kevin R. Keating is the father of Timothy J. Keating, the principal member of Keating Investments, LLC. Keating Investments, LLC is the managing member of the Investor. Timothy J. Keating is the manager of the Investor.

       The Preferred Stock Purchase was completed on September 12, 2007. The preferred shares were automatically convertible into the Company's common stock at such time as the Company completed a 1-for-10 reverse stock split ("Reverse Split"). The Reverse Split was completed on September 25,
       2007, and the Investor was issued 2,562,015 shares of common stock, on a





                          Catalyst Lighting Group, Inc.
                    Notes to Financial Statements (unaudited)
                                December 31, 2008


       post-split basis, upon cancellation of the preferred stock. As of December 31, 2008, the Investor owns approximately 59% of the outstanding shares of common stock. The proceeds of the Preferred Stock Purchase were used to pay outstanding liabilities of the Company.

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

       In connection with and as a condition of the closing of the Preferred
       Stock Purchase, the Company also entered into an agreement with the Entity for the issuance of common stock in complete settlement of amounts owed to it for certain loans and accrued interest. Pursuant to this equity settlement, the Company issued 1,083,172 shares of common stock, on a post-split basis, valued at $108,317 or approximately $0.10 per share, in satisfaction of principal under notes of $820,024 and accrued interest of $121,095, resulting in income from discharge of indebtedness of $832,802 being recorded in the fourth quarter of the year ending
       September 30, 2007.

       In consideration of the above equity settlements, each creditor was granted piggy back registration rights for the shares of common stock received in the settlement.

       Further, as part of the cash and equity settlements, any creditor holding warrants to purchase shares of the Company's common stock agreed to the cancellation of such warrants. Accordingly, warrants to purchase
       82,367 shares of common stock, on a post-split basis, were cancelled.

4.     Stockholders' Equity

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

       Pursuant to a settlement agreement with the Entity, on September 14, 2007, the Company issued 1,083,172 shares of common stock, on a post-split basis, valued at $108,317 or approximately $0.10 per share, in satisfaction of principal under notes of $820,024 and accrued interest of $121,095, resulting in income from discharge of indebtedness of $832,802 being recorded.

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




                          Catalyst Lighting Group, Inc.
                    Notes to Financial Statements (unaudited)
                                December 31, 2008


       On September 25, 2007, following the completion of the Reverse Split, the Company automatically converted its outstanding Preferred Stock and issued the Investor 2,562,015 shares of common stock, on a post-split basis.

       All of the foregoing shares of common stock issued by the Company were issued under an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended ("Securities Act"). As such, the shares of common stock so issued are restricted shares, and the holder thereof may not sell, transfer or otherwise dispose of such shares without registration under the Securities Act or an exemption therefrom.

       The Company has granted piggyback registration rights to each of the recipients of the foregoing stock issuances with respect to the above shares. In addition, demand registration rights have been granted to the Investor and the Entity.

       Preferred Stock
       On August 27, 2007, the Company's Board of Directors designated 1,600,000 shares of preferred stock as Series A Convertible Preferred Stock
       ("Preferred Stock"). Each share of Preferred Stock was automatically convertible into 16.28982 shares of fully paid and non-assessable common stock upon the Company's completion of a reverse stock split. The holders of Preferred Stock were entitled to vote the number of shares of common stock they were entitled to upon conversion on all matters presented to a vote of the common stockholders.

       On August 22, 2007, the Company entered into a stock purchase agreement with the Investor pursuant to which the Investor purchased 1,572,770 shares of Preferred Stock for a purchase price of $157,277 ("Preferred
       Stock Purchase"). The Preferred Stock Purchase was completed on September
       12, 2007. The shares of Preferred Stock were automatically convertible into the Company's common stock at such time as the Company completed a 1-for-10 reverse stock split ("Reverse Split"). The Reverse Split was completed on September 25, 2007, and the Investor was issued 2,562,015 shares of common stock, on a post-split basis, upon cancellation of the Preferred Stock.

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




                          Catalyst Lighting Group, Inc.
                    Notes to Financial Statements (unaudited)
                                December 31, 2008


       As of December 31, 2008, after giving effect to the Reverse Split, there were 4,331,131 shares of common stock, par value $0.0001 per share, issued and outstanding. Except as otherwise noted, all references to shares of the Company's common stock shall refer to the shares of common stock after giving effect to the Reverse Split and the reduction of the par value per share.

       Option Plans
       As of October 1, 2005, there were issued and outstanding options to purchase 9,828 shares of the Company's common stock, on a post-split basis, and there were 140,172 options available for issuance under the 2003 Stock Option Plan. During the fiscal year ended September 30, 2006, the options to purchase 9,828 shares of common stock under the 2003 Stock
       Option Plan were cancelled. On September 13, 2007, following the closing of the Preferred Stock Purchase, the 2003 Stock Option Plan was terminated by the Company's Board of Directors.

       Stock Purchase Warrants
       As of October 1, 2005, there were issued and outstanding warrants to purchase 86,410 shares of the Company's common stock, on a post-split basis. During the fiscal year ended September 30, 2007, the Company entered into settlement agreements with certain creditors who held warrants to purchase 82,366 shares of common stock. As part of these settlement agreements, these warrants were cancelled.

       On March 26, 2008, warrants to purchase 710 shares, on a post split basis, of the Company's common stock at an exercise price of $31.25 expired without being exercised.

       As of December 31, 2008, the Company had issued and outstanding warrants, on a post-split basis, as follows:


                                           Warrants      Exercise
           Warrant Holder                Outstanding       Price          Expiry Date
       --------------------------       -------------     -------         ----------

       Wilkinson Family Trust (an           3,334        $   30.00        12/10/2009
       investor)


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

       On August 22, 2007, the Company entered into a revolving loan agreement with Keating Investments, LLC ("Lender"). Pursuant to this agreement, the Lender agreed to make advances to the Company from time to time at the request of the Company. The advances outstanding were not to exceed
       $30,000. The Company was required to repay the outstanding advances in full on or before October 22, 2007. The advances bear interest commencing
       September 22, 2007 at a rate of 6% per annum. The Lender made advances of $25,000 and $5,000 on August 27, 2007 and September 5, 2007,
       respectively. The advances were used for working capital purposes and to




                          Catalyst Lighting Group, Inc.
                    Notes to Financial Statements (unaudited)
                                December 31, 2008


       pay certain accrued liabilities and service providers. On September 19, 2007, these advances were repaid in full from the proceeds of the Preferred Stock Purchase. Keating Investments, LLC is the managing member of the Investor.

       On October 1, 2007, the Company and Vero entered into an agreement whereby Vero will provide to the Company a broad range of managerial and administrative services for a fixed fee of $1,000 per month, for an initial period of twelve months. At the end of the initial twelve month term, the agreement will continue to remain in effect until terminated in writing by either party. For the three months ended December 31, 2008, the Company recorded $3,000 of managerial and administrative expenses associated with this agreement which are included as a component of general and administrative expenses in the accompanying condensed statements of operations.

6.     Subsequent Events

       On January 9, 2009, the shares of the Company's common stock held by the Investor were distributed to the Investor's members (including Keating
       Investments, LLC) pro rata based on their respective ownership interests in the Investor as a as part of the liquidation and dissolution of the Investor.





Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations.

Forward-Looking Statement Notice

         Certain statements made in this Quarterly Report on Form 10-Q are "forward-looking statements" (within the meaning of the Private Securities
Litigation Reform Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Catalyst Lighting Group, Inc. ("we", "us", "our" or the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Reorganization and Change of Control

         The Company completed its reorganization in September 2007
("Reorganization") and settled all of its outstanding liabilities with creditors outside the jurisdiction of the bankruptcy courts. As part of the Reorganization, on August 22, 2007, the Company entered into a stock purchase agreement with KIG Investors I, LLC ("KIG Investors") pursuant to which KIG
Investors purchased 1,572,770 shares of convertible preferred stock for a purchase price of $157,277, or $0.10 per share ("Preferred Stock Purchase"). On
August 23, 2007, in accordance with the terms of the stock purchase agreement, the existing officers and two of the Company's directors resigned, and Kevin R.
Keating, the sole remaining director, was appointed Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer of the Company.
Kevin R. Keating is the father of Timothy J. Keating, the principal member of Keating Investments, LLC. Keating Investments, LLC is the managing member of KIG
Investors. Timothy J. Keating is the manager of KIG Investors.

         The Preferred Stock Purchase was completed on September 12, 2007. The preferred shares were automatically convertible into the Company's common stock at such time as the Company completed a 1-for-10 reverse stock split ("Reverse
Split"). The Reverse Split was completed on September 25, 2007, and KIG
Investors was issued 2,562,015 shares of common stock, on a post-reverse split basis, upon cancellation of the preferred stock. The proceeds of the Preferred
Stock Purchase were used to pay outstanding liabilities of the Company.

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

         As part of the Reorganization, the Company also entered into a settlement agreement with Laurus Master Fund, Ltd. ("Laurus"), the Company's secured creditor, for the issuance of common stock in complete settlement of amounts owed to it for certain loans and accrued interest. Pursuant to this settlement agreement, the Company issued 1,083,172 shares of common stock, on a post-split basis, to Laurus valued at $108,317 or approximately $0.10 per share, in satisfaction of principal under notes of $820,024 and accrued interest of $121,095, resulting in income from discharge of indebtedness of $832,802 being recorded in the quarter ended September 30, 2007.

         On January 9, 2009, the shares of the Company's common stock held by KIG Investors were distributed to KIG Investors' members, including Keating
Investments, LLC, pro rata based on their respective ownership interests in KIG
Investors as a as part of the liquidation and dissolution of KIG Investors.

Current Business of Issuer

         Since completion of its Reorganization, the Company's business strategy has been to investigate and, if such investigation warrants, acquire a target operating company or business seeking the perceived advantages of being a publicly held corporation. The Company's principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

         Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the
"Securities Act"), the Company qualifies as a "shell company," because it has no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

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

         On June 23, 2008, the Company entered into a letter of intent (the
"Letter of Intent") to acquire Organic Bouquet, Inc. ("Organic Bouquet"), a
California corporation, and Organic Style Limited ("Organic Style"), a private limited company organized under the laws of England and Wales (collectively, Organic Bouquet and Organic Style are referred to as "Organic"). On August 18,
2008, the Company terminated the Letter of Intent since the parties had not executed definitive and final agreements by July 31, 2008.

         The Company's principal place of business is located at 190 Lakeview
Way, Vero Beach, FL 32963. Our telephone number is (772) 231-7544.

Plan of Operations

          The Company's current business strategy and plan of operation has been to investigate and, if such investigation warrants, acquire a target operating company or business seeking the perceived advantages of being a publicly held corporation. The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in the Company's treasury or with additional amounts, as necessary, to be loaned to or invested in the Company by its stockholders, management or other investors.

         During the next 12 months the Company anticipates incurring costs related to the filing of Exchange Act reports, and consummating a business combination. The Company believes it will be able to meet these costs through use of funds in its treasury and additional amounts to be loaned by or invested in the Company by its stockholders, management or other investors. Currently, however, the Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company's ability to continue as a going concern is also dependent on its ability to find a suitable target operating company and enter into a possible business combination with such operating company. Management's plan includes obtaining additional funds by equity financing prior to or in connection with a business combination and/or related party advances; however, there is no assurance of additional funding being available.

         The Company may consider an operating business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

         Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, the Company will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, the Company may effect a business combination with an entity in an industry characterized by a high level of risk, and, although the Company's management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that the Company will properly ascertain or assess all significant risks.

         The Company's management anticipates that it will likely be able to effect only one business combination, due primarily to its limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of the Company's plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization.
This lack of diversification should be considered a substantial risk in investing in the Company, because it will not permit us to offset potential losses from one venture against gains from another.

         The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, the Company's management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

         We do not currently intend to retain any entity to act as a "finder" or a consultant to identify and/or analyze the merits of potential target businesses. However, the Company may elect to do so in the future.

Results of Operation

         For the three months ended December 31, 2007 and 2008, the Company had no revenues from continuing operations. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.




         For the three months ended December 31, 2008, the Company had a net loss of $9,598, as compared with a net loss of $14,467 for the corresponding period in 2007. For the three months ending December 31, 2008, the Company incurred $9,598 of operating expenses, comprised of (a) audit fees of $4,500 incurred in relation to the filing of the Company's Annual Report on Form 10-K for the year ended September 30, 2008, (b) management fees of $3,000 incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC ("Vero"), (c) transfer agent fees of $1,222, and (d) Edgar filing fees of $876. For the three months ending December 31, 2007, the Company incurred $14,467 of operating expenses, comprised of (a) audit fees of $9,250 incurred in relation to the filing of the Company's Annual Report on Form 10-K for the year ended September 30, 2007, (b) management fees of $3,000 incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC ("Vero"), (c) transfer agent fees of $1,900, and (d) miscellaneous expenses of $317.

Liquidity and Capital Resources

         As of December 31, 2008, the Company had assets equal to $32,873, comprised exclusively of cash. The Company's current liabilities as of December
31, 2008 included: (a) $4,126 of accounts payable to vendors, and (b) $9,300 of accrued expenses, consisting of $9,000 in management fees owed to Vero.

         The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended December 31, 2008 and 2007:

                                         Three months ended December 31,
                                           2008                 2007
                                           ----                 ----

         Operating activities           $  (2,422)           $ (19,580)
         Investing activities                 --                   --
         Financing activities                 --                   --
                                        ---------            ---------

         Net effect on cash             $  (2,422)           $ (19,580)
                                        =========            =========

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

Going Concern

         We currently have no source of operating revenue, and have only limited working capital with which to pursue our business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for us to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about our ability to continue as a going concern. Our auditor has issued a "going concern" qualification as part of his opinion in the Audit Report for the year ended
September 30, 2008, and our unaudited financial statements for the quarter ended
December 31, 2008 include a "going concern" footnote.




Critical Accounting Policies

         The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The
SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. We have identified in Note 2 - "Summary of Accounting
Policies" to the Financial Statements contained in this Quarterly Report certain critical accounting policies that affect the more significant judgments and estimates used in the preparation of the financial statements.

Off-Balance Sheet Arrangements

         We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Contractual Obligations

         As a "smaller reporting company" as defined by Item 10 of Regulation
S-K, the Company is not required to provide this information.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         As a "smaller reporting company" as defined by Item 10 of Regulation
S-K, the Company is not required to provide information required by this Item.


Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

         As of December 31, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.




Changes in Internal Controls

         There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.




                          PART II -- OTHER INFORMATION
                          ----------------------------

Item 1.  Legal Proceedings.

         To the best knowledge of our sole officer and director, the Company is not a party to any legal proceeding or litigation.

Item 1A.  Risk Factors.

         As a "smaller reporting company" as defined by Item 10 of Regulation
S-K, the Company is not required to provide information required by this Item.
See the Company's Annual Report on Form 10-K filed with the Securities and
Exchange Commission on December 29, 2008 which identifies and discloses certain risks and uncertainties including, without limitation, those "Risk Factors" included in Item 1A of the Annual Report.


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

         None.


Item 3.  Defaults Upon Senior Securities.

         None.


Item 4.  Submission of Matters to a Vote of Security Holders.

         None.


Item 5.  Other Information.

         None.





Item 6.  Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

   Exhibit
    Number                                                  Description
---------------  -----------------------------------------------------------------------------------------------
     2.1*        Certificate of Ownership and Merger, as filed with the Delaware Secretary of State on September
                 23, 2003

     3.1*        Certificate of Incorporation, as filed with the Delaware Secretary of State on March 7, 2001

     3.2*        Certificate of Designation of Series A Convertible Preferred Stock, as filed with the Delaware
                 Secretary of State on August 27, 2007

     3.3*        Certificate of Amendment of Certificate of Incorporation, as filed with the Delaware Secretary of
                 State on September, 19, 2007

     3.4*        By-Laws, as amended

    10.1*        Common Stock Purchase Warrant Issued to John Sanderson dated May 26, 2004

    10.2*        Common Stock Purchase Warrant Issued to Wilkinson Family Trust dated December 10, 2004

    10.3*        Securities Purchase Agreement between KIG Investors I, LLC and the Company dated August 22, 2007

    10.4*        Registration Rights Agreement between KIG Investors I, LLC and the Company dated September 12,
                 2007

    10.5*        Settlement and Release Agreement between Feldman Weinstein & Smith, LLP and the Company dated
                 August 21, 2007

    10.6*        Settlement and Release Agreement between Halliburton Investor Relations and the Company dated
                 August 13, 2007

    10.7*        Form of Registration Rights Agreement between certain Other Stockholders and the Company dated
                 September 14, 2007

    10.8*        Settlement and Release Agreement between Laurus Master Fund, Ltd. and the Company dated August
                 22, 2007

    10.9*        Registration Rights Agreement between Laurus Master Fund, Ltd. and the Company dated September
                 14, 2007

    10.10*       Revolving Loan Agreement between Keating Investments, LLC and the Company dated August 22, 2007

    10.11*       Consulting Agreement between Garisch Financial, Inc. and the Company dated September 13, 2007

    10.12*       Agreement between the Company and Vero Management, LLC, dated as of October 1, 2007





    31.1**       Certification of the Company's Principal Executive Officer and Principal Financial Officer
                 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's
                 Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

    32.1**       Certification of the Company's Principal Executive Officer and Principal Financial Officer
                 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
                 Act of  2002.

* Contained in the Company's Form 10-SB filed with the SEC on December 7, 2007.
** Contained in this Quarterly Report.


                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: January 30, 2009                  Catalyst Lighting Group, Inc.

                                         By:  /s/ Kevin R. Keating
                                              ----------------------------------
                                               Kevin R. Keating
                                               President, Secretary and Director