Form 10-K/A
period 2008-09-30
CATALYST LIGHTING GROUP INC
filed 2009-02-06
CIK 1161582

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                 AMENDMENT NO. 1

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2008

            [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          CATALYST LIGHTING GROUP, INC.
                          -----------------------------
                 (Name of Small Business Issuer in its charter)

               Delaware                                   84-1588927
               --------                                   ----------
   (State or other jurisdiction of                     (I.R.S. employer
     incorporation or formation)                    identification number)

          190 Lakeview Way
         Vero Beach, Florida                                 32963
         -------------------                                 -----
(Address of principal executive offices)                  (Zip Code)

                                 (772) 231-7544
                                 --------------
                           (Issuer's telephone number)

           Securities to be registered under Section 12(b) of the Act:

                 None                                         None
                 ----                                         ----
(Title of each class to be so registered)       (Name of each Exchange on which
                                                 each class is to be registered)

      Securities to be registered under Section 12(g) of the Exchange Act:

                              Common Stock, $0.0001
                              ---------------------
                              (Title of each class)

     Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

     Large accelerated filer [ ]                   Accelerated filer [ ]

     Non-accelerated (Do not check if a smaller    Smaller reporting company [X]
     reporting company) filer [ ]

     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes [X] No [ ]


     As of February 2, 2009, there were 440,445 shares of stock held by non-affiliates. As of February 2, 2009, 4,331,131 shares of the common stock of the registrant were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.


                                                TABLE OF CONTENTS

                                                                                                              Page
                                                                                                              ----
PART I
------
Item 1.  Business                                                                                             1
Item 1a. Risk Factors                                                                                         5
Item 1b. Unresolved Staff Comments                                                                            10
Item 2.  Properties                                                                                           10
Item 3.  Legal Proceedings                                                                                    10
Item 4.  Submission of Matters to a Vote of Security Holders                                                  10

PART II
-------
Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
         Securities                                                                                           11
Item 6.  Selected Financial Data                                                                              18
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations                18
Item 7a. Quantitative and Qualitative Disclosures about Market Risk                                           20
Item 8.  Financial Statements and Supplementary Data                                                          20
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures                34
Item 9a. Controls and Procedures                                                                              34
Item 9b. Other Information                                                                                    35

PART III
--------
Item 10. Directors, Executive Officers and Corporate Governance                                               35
Item 11. Executive Compensation                                                                               38
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters       39
Item 13. Certain Relationships and Related Transactions, Director Independence                                41
Item 14. Principal Accounting Fees and Services                                                               41

PART IV
-------
Item 15. Exhibits and Financial Statement Schedules                                                           42
         Signatures                                                                                           44
         Certifications                                                                                       45


                           FORWARD LOOKING STATEMENTS

Statements made in this Form 10-K that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements often can be identified by the use of terms such as "may", "will", "expect", "believe", "anticipate", "estimate", "approximate", or "continue", or the negative thereof. Catalyst Lighting Group, Inc. ("we", "us", "our" or the "Company") intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital and unexpected costs. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

                                     PART I

Item 1. Business

(a) Business History and Background

We were formed as a "blank check" Delaware corporation under the name Wentworth III, Inc. on March 7, 2001 to effect a merger, exchange of capital stock, asset acquisition or other similar business combination with an operating business which we believe had significant growth potential. As of February 12, 2003, we entered into a Securities Exchange Agreement with Whitco Company, L.L.P., a Texas limited liability partnership which manufactured, marketed and distributed outdoor lighting poles. On August 27, 2003, we acquired Whitco Company, LP (successor in interest as a result of the conversion of Whitco Company, L.L.P. to a limited partnership) through an exchange of all of Whitco's partnership units, and options to purchase partnership units, for 2,991,368 shares of Catalyst common stock, and options to purchase 808,632 shares of Catalyst common stock. Following our acquisition of Whitco, we changed our name to Catalyst Lighting Group, Inc., and Whitco became our wholly-owned subsidiary.

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

However, due to continuing operating losses, on March 15, 2006, Whitco voluntarily filed for protection under Chapter 11 of the U.S. bankruptcy laws. On April 25, 2006, the bankruptcy court approved a sale of Whitco's assets (other than cash and accounts receivable) used in its area lighting pole business. The assets were sold free and clear of any liens and encumbrances to a third party purchaser pursuant to Section 363 of the U.S Bankruptcy Code. The purchaser issued a common stock purchase warrant ("Purchase Warrant") to acquire shares of the purchaser's common stock as consideration for the assets purchased.

On May 16, 2006, Whitco filed a motion to convert its bankruptcy case to a Chapter 7 liquidation proceeding. This motion was granted by the bankruptcy court on July 13, 2006. In connection with the liquidation, the Purchase Warrant and Whitco's cash and accounts receivable were assigned and distributed to Whitco's secured creditor, Laurus Master Fund, Ltd. ("Laurus"). As part of the Chapter 7 bankruptcy proceedings, no assets were available for distribution to unsecured creditors and, accordingly, these unsatisfied obligations were relieved as part of the liquidation of Whitco in accordance with the provisions of Chapter 7 of U.S. bankruptcy laws.

Since Whitco's liquidation in bankruptcy, the Company has had nominal assets, nominal business operations and its business strategy has been to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. In furtherance of this business strategy, on July 25, 2006, Catalyst voluntarily filed for protection under Chapter 11 of the U.S. bankruptcy laws. Catalyst subsequently determined to withdraw from bankruptcy court protection and, on motion made by the U.S. trustee, the bankruptcy court ordered the case dismissed on January 9, 2007.

(b) Reorganization

Since the dismissal of Catalyst's bankruptcy case, the Company completed a reorganization in September 2007 and settled all of its outstanding liabilities with creditors outside the jurisdiction of the bankruptcy courts (the "Reorganization"). As part of this Reorganization, on August 22, 2007, the Company entered into a securities purchase agreement ("Securities Purchase Agreement") with KIG Investors I, LLC ("KIG Investors"), a Delaware limited liability company, pursuant to which KIG Investors purchased 1,572,770 shares of convertible preferred stock for a purchase price of $157,277, or $0.10 per share ("Preferred Stock Purchase").

On August 23, 2007, in accordance with the terms of the Securities Purchase Agreement, the existing officers and two of the Company's directors resigned, and Kevin R. Keating, the sole remaining director, was appointed Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer of the Company.

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

KIG Investors was granted certain demand and piggyback registration rights for the shares of common stock issued to them upon conversion, pursuant to the terms and condition of a certain registration rights agreement ("KIG Registration Rights Agreement").

In connection with the closing of the Preferred Stock Purchase, the Company entered into agreements with a number of creditors for a cash settlement of amounts owed to them by the Company. Pursuant to these cash settlements, the Company paid an aggregate of $30,277 in complete satisfaction of $191,092 in accrued liabilities, resulting in income from the discharge of indebtedness of $160,815.

In connection with the closing of the Preferred Stock Purchase, the Company also entered into settlement and release agreements (collectively, the "Settlement Agreements") with Feldman Weinstein & Smith, LLP ("FWS"), former legal counsel to the Company, and with Halliburton Investor Relations ("HIR"), the Company's former investor relations firm, for the issuance of common stock in complete settlement of amounts owed to them for services rendered. Pursuant to these Settlement Agreements, the Company issued an aggregate of 71,086 shares of common stock, on a post-split basis, valued at $7,109 or approximately $0.10 per share, in satisfaction of accrued liabilities totaling $73,260, resulting in income from discharge of indebtedness of $66,151 being recorded. FWS and HIR were granted certain piggyback registration rights for the shares of common stock received by them in the settlement.

In connection with the closing of the Preferred Stock Purchase, the Company also entered into settlement and release agreement with Laurus ("Laurus Settlement Agreement") for the issuance of common stock in complete settlement of amounts owed to it for certain loans and accrued interest. Pursuant to the Laurus Settlement Agreement, the Company issued 1,083,172 shares of common stock, on a post-split basis, valued at $108,317 or approximately $0.10 per share, in satisfaction of principal under notes of $820,024 and accrued interest of $121,095, resulting in income from discharge of indebtedness of $832,802 being recorded.

Laurus was granted certain demand and piggyback registration rights for the shares of common stock issued to them under the settlement, pursuant to the terms and condition of a certain registration rights agreement ("Laurus Registration Rights Agreement").

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


(d) Form of Potential Business Combination

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

(e) Reports to Security Holders

     (i) The Company is not required to deliver an annual report to security holders and at this time does not anticipate the distribution of such a report.

     (ii) The Company will file reports with the SEC. The Company is currently a reporting company and intends to comply with the requirements of the Exchange Act.

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

(f) Competition

The Company will face vast competition from other shell companies that desire to seek a potential business combination with a private company seeking the perceived advantages of being a publicly held corporation. The Company will be in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

(g) Employees

We presently have no employees. Our sole officer and director is engaged in outside business activities and anticipates that he will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, in connection with a business combination.

Item 1a. Risk Factors

An investment in the Company is highly speculative in nature and involves an extremely high degree of risk. A prospective investor should consider the possibility of the loss of the investor's entire investment and evaluate all information about us and the risk factors discussed below in relation to his financial circumstances before investing in us

There may be conflicts of interest between our management and the stockholders of the Company.

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

Kevin R. Keating, the Company's sole officer and director, is the father of Timothy J. Keating, the principal member of Keating Investments, LLC ("Keating Investments"). Keating Investments is the principal stockholder of the Company. It is possible that Keating Investments may be engaged to act as an advisor or finder for the Company in connection with a possible business combination.

We have no current operating business.

We currently have no relevant operating business, revenues from operations or assets. Our business plan is to seek a merger or business combination with an operating business. We may not realize any revenue unless and until we successfully combine with an operating business. We face all of the risks inherent in the investigation, acquisition, or involvement in a new business opportunity. An investor's purchase of any of our securities must be regarded as placing funds at a high risk in a new or "start-up" venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

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

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the "Investment Company Act"), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

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

Shares of our common stock are very thinly traded, and the price if traded may not reflect the value of the Company. Moreover, we just completed a reverse split of the shares which may not reflect the value of the Company either. In connection with a future business combination, we may have to undertake a further reverse split of our shares. There can be no assurance that there will be an active market for our shares either now or after we complete the business combination. The market liquidity will be dependent on the perception of the operating business and any steps that its management might take to bring the company to the awareness of investors. There can be no assurance given that there will be any awareness generated. Consequently investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. If a more active market should develop, the price may be highly volatile. Because there may be a low price for our securities, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in the securities, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans. Our shares of common stock are currently quoted the Over-the-Counter Bulletin Board ("OTC Bulletin Board"). Following a business combination, we may seek the listing of our common stock on the NASDAQ Global Market, NASDAQ Capital Market or a national exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of any of any of these quotation systems or exchanges, or that we will be able to maintain a listing of our common stock on any of these quotation systems or exchanges.

The majority of our shares currently outstanding are "restricted securities" within the meaning of Rule 144 under the Securities Act. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemption from registration under the Securities Act and as required under applicable state securities laws. Rule 144 currently provides that a non-affiliated person (and who has not been an affiliate during the prior three months) may sell all of his restricted securities in a reporting company beginning six months after purchase, provided the issuer remains current in its reporting obligations during the next six months. However, an affiliated person may sell his restricted securities beginning six months after purchase, provided the following conditions are met: (i) the issuer is current in its reporting obligations, (ii) all sales are in brokerage transactions, (iii) a Form 144 is filed, and (iv) during every three months, the number of shares sold does not exceed 1.0% of a company's outstanding common stock. A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to subsequent registrations of our shares, may have a depressive effect upon the price of our shares in any market that may develop.

The availability of the exemptions from registration provided by Rule 144 is, however, limited in the case of the resale of shares initially acquired when the issuer was a shell company or former shell company. Rule 144(i) provides that shares initially acquired when the issuer was a shell company or former shell company may not be sold under Rule 144 until the following conditions are satisfied: (i) the issuer has ceased to be a shell company, (ii) the issuer is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act, (iii) the issuer has filed all reports required under the Exchange Act (other than Form 8-K reports) during the preceding 12 months, and (iv) one year has elapsed since the issuer filed Form 10 information reflecting it is no longer a shell company. The Company currently has 4,331,131 shares of common stock outstanding, of which approximately 3,909,581 shares are subject to the limitation under Rule 144(i).

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

There are issues impacting liquidity of our securities with respect to the SEC's review of a future resale registration statement.

A majority of our shares of common stock currently outstanding are "restricted securities", the holders thereof have certain registration rights. As such, following the business combination, we will likely file a resale registration statement on Form S-1, or some other available form, to register for resale such shares of common stock. In some cases, we are obligated to file a registration statement for certain restricted shares pursuant to certain registration rights agreements. We cannot control this future registration process in all respects as some matters are outside our control. Even if we are successful in causing the effectiveness of the resale registration statement, there can be no assurances that the occurrence of subsequent events may not preclude our ability to maintain the effectiveness of the registration statement. Any of the foregoing items could have adverse effects on the liquidity of our shares of common stock. Further, a sale of our shares pursuant to an effective registration may have a depressive effect upon the price of our shares in any market that may develop.

In addition, the SEC has recently disclosed that it has developed internal guidelines concerning the use of a resale registration statement to register the securities issued to certain investors in private investment in public equity
(PIPE) transactions, where the issuer has a market capitalization of less than $75 million and, in general, does not qualify to file a registration statement on Form S-3 to register its securities. The SEC has taken the position that these smaller issuers may not be able to rely on Rule 415 under the Securities Act ("Rule 415"), which generally permits the offer and sale of securities on a continued or delayed basis over a period of time, but instead would require that the issuer offer and sell such securities in a direct or "primary" public offering, at a fixed price, if the facts and circumstances are such that the SEC believes the investors seeking to have their shares registered are underwriters and/or affiliates of the issuer. It appears that the SEC in most cases will permit a registration for resale of up to one third of the total number of shares of common stock then currently owned by persons who are not affiliates of such issuer and, in some cases, a larger percentage depending on the facts and circumstances. Staff members also have indicated that an issuer in most cases will have to wait until the later of six months after effectiveness of the first registration or such time as substantially all securities registered in the first registration are sold before filing a subsequent registration on behalf of the same investors. Since, following a reverse merger or business combination, we may have only a limited number of tradable shares of common stock, it is unclear as to how many, if any, shares of common stock the SEC will permit us to register for resale, but SEC staff members have indicated a willingness to consider a higher percentage in connection with registrations following reverse mergers with shell companies such as the Company. The SEC may require as a condition to the declaration of effectiveness of a resale registration statement that we reduce or "cut back" the number of shares of common stock to be registered in such registration statement. The result of the foregoing is that a stockholder's liquidity in our common stock may be adversely affected in the event the SEC requires a cut back of the securities as a condition to allow the Company to rely on Rule 415 with respect to a resale registration statement, or, if the SEC requires us to file a primary registration statement.

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

Our Certificate of Incorporation authorizes the issuance of a maximum of 200,000,000 shares of common stock and a maximum of 10,000,000 shares of preferred stock. Any business combination effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such business combination transaction may be valued on an arbitrary or non-arm's-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock may be materially adversely affected.

Our principal stockholder may engage in a transaction to cause the Company to repurchase its shares of common stock.

In order to provide an interest in the Company to third parties, our principal stockholder may choose to cause the Company to sell Company securities to one or more third parties, with the proceeds of such sale(s) being utilized by the Company to repurchase shares of common stock held by it. As a result of such transaction, our management, principal stockholder(s) and Board of Directors may change.

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

Because we may seek to complete a business combination through a "reverse merger", following such a transaction we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we will assist a privately held business to become public through a "reverse merger." Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

We cannot assure you that following a business combination with an operating business, our common stock will be listed on NASDAQ or any other securities exchange.

Following a business combination, we may seek the listing of our common stock on the NASDAQ Global Market, NASDAQ Capital Market or a national exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of any of these quotation systems or exchanges, or that we will be able to maintain a listing of our common stock on any of these quotation systems or exchanges. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would continue to be eligible to trade on the OTC Bulletin Board, where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our Common Stock initially began trading on the OTC Bulletin Board on June 28, 2004. It was initially quoted on the OTC Bulletin Board under the symbol "CYSL" through December 27, 2005, when we filed a Form 15 application with the SEC. From December 27, 2005 until September 24, 2007, we traded on the Pink Sheets under the symbol "CYSL." Effective September 25, 2007, our symbol of the Pink Sheets was changed to "CYSU" in connection with the Reverse Split. Our Common Stock was approved for quotation on the OTCBB on March 20, 2008 and currently trades on the OTC Bulletin Board under the symbol "CYSU."

The table below sets forth the reported high and low bid prices for the periods indicated. The bid prices shown reflect quotations between dealers, without adjustment for markups, markdowns or commissions, and may not represent actual transactions in our securities. All prices have been adjusted retroactively to give effect to the Reverse Split.

Per Share Common Stock Bid Prices by Quarter*

For the Fiscal Year Ended on September 30, 2007
-----------------------------------------------
                                                       High*            Low*
                                                   ------------    ------------
Quarter Ended December 31, 2006                    $       7.00    $       7.00
Quarter Ended March 31, 2007                       $       7.00    $       7.00
Quarter Ended June 30, 2007                        $       7.00    $       7.00
Quarter Ended September 30, 2007                   $      10.00    $       1.01

For the Fiscal Year Ended on September 30, 2008
-----------------------------------------------
                                                       High             Low
                                                   ------------    ------------
Quarter Ended December 31, 2007                    $       1.01    $       0.20
Quarter Ended March 31, 2008                       $       1.01    $       1.01
Quarter Ended June 30, 2008                        $       1.01    $       0.20
Quarter Ended September 30, 2008                   $       0.55    $       0.15

* Prices obtained from www.bigcharts.com, a service of Market Watch, Inc. All prices have been adjusted retroactively to give effect to the 1-for-10 Reverse Split effective September 25, 2007.

(b) Common and Preferred Stock

The Company is authorized by its Certificate of Incorporation, as amended, to issue an aggregate of 210,000,000 shares of capital stock, of which 200,000,000 are shares of common stock, par value $0.0001 per share (the "Common Stock") and 10,000,000 are shares of preferred stock, par value $0.0001 per share (the "Preferred Stock").

On August 27, 2007, the Company's Board of Directors designated 1,600,000 shares of preferred stock as Series A Convertible Preferred Stock ("Series A Preferred Stock"). Each share of Series A Preferred Stock was automatically convertible into 16.28982 shares of fully paid and non-assessable common stock upon the Company's completion of a reverse stock split. The holders of Series A Preferred Stock were entitled to vote the number of shares of common stock they were entitled to upon conversion on all matters presented to a vote of the common stockholders.

On September 12, 2007, the Company completed the sale of 1,572,770 shares of Series A Preferred Stock to KIG Investors for a purchase price of $157,277. The shares of Series A Preferred Stock were automatically convertible into the Company's common stock at such time as the Company completed a 1-for-10 reverse stock split ("Reverse Split").

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

As of December 3, 2007, after giving effect to the Reverse Split, there were 4,331,131 shares of common stock, par value $0.0001 per share, issued and outstanding. Except as otherwise noted, all references to shares of the Company's common stock herein shall refer to the shares of common stock after giving effect to the Reverse Split and the reduction of the par value per share.

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

The description of certain matters relating to the securities of the Company is a summary and is qualified in its entirety by the provisions of the Company's Certificate of Incorporation and By-Laws.

Registration Rights Granted to the Investor and Laurus

On September 12, 2007, the Company offered certain registration rights to KIG Investors in connection with the Preferred Stock Purchase, pursuant to the terms and conditions contained in that certain registration rights agreement, (the "KIG Registration Rights Agreement"). As part of KIG Investors' liquidation and dissolution, on January 9, 2009, KIG Investors distributed all 2,562,015 shares of the Company's Common Stock held by it to its members pro rata based on their respective membership interests in KIG Investors. As a member of KIG Investors, on January 9, 2009, Lionsridge Capital, LLC ("Lionsridge") received 800,630 shares of the Company's Common Stock in the liquidation and dissolution of KIG Investors, and Keating Investments received 1,761,385 shares of the Company's Common Stock in the liquidation and dissolution of KIG Investors. The rights of KIG Investors under the KIG Registration Rights Agreement were assigned to Lionsridge and Keating Investments, which assignment was accepted by the Company.

On September 14, 2007, the Company offered certain registration rights to Laurus in connection with the issuance of shares of the Company's common stock in settlement of certain debt obligations, pursuant to the terms and conditions contained in that certain registration rights agreement ("Laurus Registration Rights Agreement"). The terms and conditions of the KIG Registration Rights Agreement and the Laurus Registration Rights Agreement are substantially similar. The KIG Registration Rights Agreement and the Laurus Registration Rights Agreement are referred to herein as the "Registration Rights Agreements". The number of shares subject to registration rights for each of the above holders is as follows:

                           Number of Shares Subject to Registration Rights (on a
      Stockholder                        post-reverse split basis)
------------------------   -----------------------------------------------------
Keating Investments, LLC                       1,761,385
Lionsridge Capital, LLC                          800,630
Laurus Master Fund, Ltd.                       1,108,172

Pursuant to the Registration Rights Agreements, commencing on the date that is thirty (30) days after the date the Company completes a business combination with a private company in a reverse merger or reverse take-over transaction (a "Reverse Merger"), the stockholders shall each have a separate one-time right to request the Company to register for resale the shares of Common Stock held by such persons. The Company is required to cause the registration statement filed as a result of such requests to be declared effective under the Securities Act as promptly as possible after the filing thereof and shall keep the demand registration statement continuously effective under the Securities Act until the earlier of (i) two years after its effective date, (ii) such time as all of the shares of Common Stock covered by such registration statement have been publicly sold by the stockholders, or (iii) such time as all of the shares of Common Stock covered by such registration statement may be sold by the stockholders pursuant to Rule 144(k). Further, if all of the shares of Common Stock to be included in the registration statement filed cannot be so included due to certain comments from the SEC, and there is not an effective registration statement otherwise covering the shares of Common Stock, then the Company is obligated to prepare and file such registration statement(s) for such number of additional registration statements as may be necessary in order to ensure that all shares of Common Stock are covered by an existing and effective registration statement.

Additionally, the Registration Rights Agreement provides the stockholders with "piggyback" registration rights such that at any time there is not an effective registration statement covering the shares of Common Stock, and the Company files a registration statement relating to an offering for its own account or the account of others under the Securities Act of any of its equity securities, other than on Form S-4 or Form S-8 (each as promulgated under the Securities
Act) or their then equivalents relating to equity securities to be issued solely in connection with any acquisition of any entity or business or equity securities issuable in connection with stock option or other employee benefit plans, then the Company is required to send written notice to the stockholders of such intended filings at least twenty (20) days prior thereto and is required to automatically include in such registration statement all shares of Common Stock held by the stockholders for resale and offer on a continuous basis pursuant to Rule 415; provided, however, that (i) if, at any time after giving written notice of its intention to register any securities and prior to the effective date of the registration statement filed in connection with such registration, the Company determines for any reason not to proceed with such registration, the Company will be relieved of its obligation to register any shares of Common Stock in connection with such registration, (ii) in case of a determination by the Company to delay registration of its securities, the Company will be permitted to delay the registration of shares of Common Stock for the same period as the delay in registering such other securities, (iii) each stockholder is subject to confidentiality obligations with respect to any information gained in this process or any other material non-public information he, she or it obtains, (iv) each stockholder is subject to all applicable laws relating to insider trading or similar restrictions; and (v) if all of the shares of Common Stock of the stockholders cannot be so included due to certain comments from the SEC, then the Company may reduce the number of each stockholders' shares of Common Stock covered by such registration statement to the maximum number which would enable the Company to conduct such offering in accordance with the provisions of Rule 415.

The stockholders shall be entitled to include all shares of Common Stock for resale in the registration statement filed by the Company in connection with a public offering of equity securities by the Company, pursuant to Rule 415, so long as (1) such shares shall not be included as part of the underwritten offering of primary shares by the Company, unless the Company and underwriter agree to allow the inclusion of such shares of Common Stock as part of the underwritten offering and, in such event, the stockholders elect to include the shares of Common Stock in the underwriting subject to an allocation among all stockholders of registration rights in the manner set forth in the Registration Rights Agreement, (2) the underwriter approves the inclusion of such shares of Common Stock in such registration statement, subject to customary underwriter cutbacks applicable to all stockholders of registration rights, (3) the stockholders shall enter into the underwriters' form of lockup agreement as and to the extent requested by the underwriters, which may require that all of the shares of Common Stock held by the stockholders not be sold or otherwise transferred without the consent of the underwriters for a period not to exceed 180 days from the closing of the offering contemplated by the registration statement, and (4) if all of the shares of Common Stock of the stockholders cannot be so included due to certain comments from the SEC, then the Company may reduce the number of each stockholders' shares of Common Stock covered by such registration statement to the maximum number which would enable the Company to conduct such offering in accordance with the provisions of Rule 415.

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

Each stockholder shall also indemnify the Company, each of its directors, each of its officers who signs the Registration Statement and each person, if any, who controls the Company within the meaning of the Securities Act or the Exchange Act against damages arising out of or based upon: (i) such stockholder's provision of any untrue or alleged untrue statement of a material fact to be contained in any registration statement or prospectus or in connection with the qualification of the offering under the securities or other "blue sky" laws of any jurisdiction, or arising out of or relating to any such stockholder's omission or alleged omission of a material fact required to be stated therein or necessary to make the statements contained in such registration statement or prospectus not misleading or (ii) such stockholder's violation or alleged violation by the Company of the Securities Act or the Exchange Act, any other law, including, without limitation, any state securities law, or any rule or regulation thereunder relating to the offer or sale of the shares of Common Stock pursuant to a registration statement or (iii) such stockholder's violation of the Registration Rights Agreement.

Registration Rights Granted to Other Stockholders

On September 14, 2007, the Company offered certain registration rights to the following stockholders of the Company, pursuant to terms and conditions of certain registration rights agreements ("Other Registration Rights Agreements").

                                                 Number of Shares Subject to
                                               Registration Rights (on a post-
Stockholder                                          reverse split basis)
------------------------------------------------------------------------------
Halliburton Investor Relations                                          49,819
Feldman Weinstein & Smith, LLP                                          21,267
Kevin R. Keating                                                        86,654
Garisch Financial, Inc.                                                 86,654
Dennis Depenbusch                                                       20,000

The Other Registration Rights Agreements provide the stockholders with "piggyback" registration rights such that at any time there is not an effective registration statement covering the shares of Common Stock, and the Company files a registration statement relating to an offering for its own account or the account of others under the Securities Act of any of its equity securities, other than on Form S-4 or Form S-8 (each as promulgated under the Securities
Act) or their then equivalents relating to equity securities to be issued solely in connection with any acquisition of any entity or business or equity securities issuable in connection with stock option or other employee benefit plans, then the Company is required to send written notice to the stockholders of such intended filings at least twenty (20) days prior thereto and is required to automatically include in such registration statement all shares of Common Stock held by the stockholders for resale and offer on a continuous basis pursuant to Rule 415; provided, however, that (i) if, at any time after giving written notice of its intention to register any securities and prior to the effective date of the registration statement filed in connection with such registration, the Company determines for any reason not to proceed with such registration, the Company will be relieved of its obligation to register any shares of Common Stock in connection with such registration, (ii) in case of a determination by the Company to delay registration of its securities, the Company will be permitted to delay the registration of shares of Common Stock for the same period as the delay in registering such other securities, (iii) each stockholder is subject to confidentiality obligations with respect to any information gained in this process or any other material non-public information he, she or it obtains, (iv) each stockholder is subject to all applicable laws relating to insider trading or similar restrictions; and (v) if all of the shares of Common Stock of the stockholders cannot be so included due to certain comments from the SEC, then the Company may reduce the number of each stockholders' shares of Common Stock covered by such registration statement to the maximum number which would enable the Company to conduct such offering in accordance with the provisions of Rule 415.

The stockholders shall be entitled to include all shares of Common Stock for resale in the registration statement filed by the Company in connection with a public offering of equity securities by the Company, pursuant to Rule 415, so long as (1) such shares shall not be included as part of the underwritten offering of primary shares by the Company, unless the Company and underwriter agree to allow the inclusion of such shares of Common Stock as part of the underwritten offering and, in such event, the stockholders elect to include the shares of Common Stock in the underwriting subject to an allocation among all stockholders of registration rights in the manner set forth in the Other Registration Rights Agreements, (2) the underwriter approves the inclusion of such shares of Common Stock in such registration statement, subject to customary underwriter cutbacks applicable to all stockholders of registration rights, (3) the stockholders shall enter into the underwriters' form of lockup agreement as and to the extent requested by the underwriters, which may require that all of the shares of Common Stock held by the stockholders not be sold or otherwise transferred without the consent of the underwriters for a period not to exceed 180 days from the closing of the offering contemplated by the registration statement, and (4) if all of the shares of Common Stock of the stockholders cannot be so included due to certain comments from the SEC, then the Company may reduce the number of each stockholders' shares of Common Stock covered by such registration statement to the maximum number which would enable the Company to conduct such offering in accordance with the provisions of Rule 415.

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

Each stockholder shall also indemnify the Company, each of its directors, each of its officers who signs the Registration Statement and each person, if any, who controls the Company within the meaning of the Securities Act or the Exchange Act against damages arising out of or based upon: (i) such stockholder's provision of any untrue or alleged untrue statement of a material fact to be contained in any registration statement or prospectus or in connection with the qualification of the offering under the securities or other "blue sky" laws of any jurisdiction, or arising out of or relating to any such stockholder's omission or alleged omission of a material fact required to be stated therein or necessary to make the statements contained in such registration statement or prospectus not misleading or (ii) such stockholder's violation or alleged violation by the Company of the Securities Act or the Exchange Act, any other law, including, without limitation, any state securities law, or any rule or regulation thereunder relating to the offer or sale of the shares of Common Stock pursuant to a registration statement or (iii) such stockholder's violation of the Other Registration Rights Agreement.

(c) Holders

As of September 30, 2008, there were 29 record holders of our common stock and approximately 82 beneficial holders who the Company believes holds our common stock in street name.

(d) Dividends

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

(e) Penny Stock Regulations

Our securities are subject to the SEC's "penny stock" rules. The penny stock rules may affect the ability of owners of our shares to sell them. There may be a limited market for penny stocks due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investments in penny stocks often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers might be greater than any profit an investor may make. Because of large spreads that market makers quote, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor.

Our securities are also subject to the SEC's rule that imposes special sales practice requirements upon broker-dealers that sell such securities to other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investor" means, in general terms, institutions with assets exceeding $5,000,000 or individuals having net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of purchasers of our securities to buy or sell in any market.

(f) Debt Securities

None.

(g) Warrants

As of October 1, 2005, there were issued and outstanding warrants to purchase 86,410 shares of the Company's common stock, on a post-reverse split basis. During the fiscal year ended September 30, 2007, the Company entered into settlement agreements with certain creditors who held warrants to purchase 82,366 shares of common stock. As part of these settlement agreements, these warrants were cancelled.

On March 26, 2008, warrants to purchase 710 shares, on a post split basis, of the Company's common stock at an exercise price of $31.25 expired without being exercised.

As of September 30, 2008, the Company had issued and outstanding warrants, on a post-reverse split basis, as follows:

                                           Warrants      Exercise
          Warrant Holder                  Outstanding      Price    Expiry Date
          --------------                  -----------    --------   -----------

Wilkinson Family Trust (an investor)           3,334     $  30.00   12/10/2009
                                          ----------

Balances, September 30, 2008                   3,334
                                          ==========


(h) Other Securities to Be Registered

None.

(i) Recent Sales of Unregistered Securities

On September 12, 2007, the Company completed the sale of 1,572,770 shares of Series A Preferred Stock to KIG Investors for a purchase price of $157,277. The shares of Series A Preferred Stock were automatically convertible into the Company's common stock at such time as the Company completed a 1-for-10 reverse stock split ("Reverse Split"). On September 25, 2007, the Company completed a 1-for-10 reverse stock split of its outstanding common stock. As a result of the Reverse Split, the Series A Preferred Stock held by KIG Investors were automatically converted into 2,562,015 shares of common stock, on a post-reverse split basis. As part of KIG Investors' liquidation and dissolution, on January 9, 2009, KIG Investors distributed all 2,562,015 shares of the Company's Common Stock held by it to its members pro rata based on their respective membership interests in KIG Investors. As a member of KIG Investors, on January 9, 2009, Lionsridge Capital, LLC ("Lionsridge") received 800,630 shares of the Company's Common Stock in the liquidation and dissolution of KIG Investors, and Keating Investments received 1,761,385 shares of the Company's Common Stock in the liquidation and dissolution of KIG Investors.

On September 14, 2007, the Company issued Feldman Weinstein & Smith, LLP ("FWS"), former legal counsel to the Company, and Halliburton Investor Relations ("HIR"), the Company's former investor relation firm, an aggregate of 71,086 shares of common stock, on a post-reverse split basis, valued at $7,109 or approximately $0.10 per share, in satisfaction of accrued liabilities totaling $73,260, resulting in income from discharge of indebtedness of $66,151 being recorded.

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

On September 14, 2007, the Company issued Dennis Depenbusch 20,000 shares of the Company's common stock, on a post-reverse split basis, valued at $2,000 for consulting services provided by Mr. Depenbusch in connection with the reorganization described in Part II, Item 5(b) above.

On September 14, 2007, the Company issued Kevin R. Keating 86,654 shares of the Company's common stock, on a post-reverse split basis, valued at $8,665 for consulting services provided by Mr. Keating.

On September 14, 2007, the Company issued Garisch Financial, Inc. 86,654 shares of the Company's common stock, on a post-reverse split basis, valued at $8,665 for consulting services provided by Garisch Financial, Inc.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

(c) Liquidity and Capital Resources

As of September 30, 2008 and 2007, the Company had assets equal to $35,295 and $76,696, respectively, comprised exclusively of cash and cash equivalents. The Company's current liabilities as of September 30, 2008 and 2007 were $6,250 and $8,363, respectively, comprised exclusively of accrued expenses.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the twelve months ended September 30, 2008 and 2007:

                                                      Twelve months
                                                    ended September 30,
                                                  ------------------------
                                                     2008           2007
                                                  ---------      ---------
Operating activities                              $ (41,401)     $ (80,581)
Investing activities                              $    --        $    --
Financing activities                              $    --        $ 157,277
                                                  ---------      ---------

Net effect on cash                                $ (41,401)     $  76,696
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

(e) Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. We have identified in Note 2 - "Summary of Significant Accounting Policies" to the Financial Statements contained in Item 8 of this document certain critical accounting policies that affect the more significant judgments and estimates used in the preparation of the financial statements.

(f) Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

(g) Contractual Obligations

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.


Item 8. Financial Statements and Supplementary Data

                          Catalyst Lighting Group, Inc.
                          Index to Financial Statements

Report of Independent Registered Public Accounting Firm                       21

Balance Sheets as of September 30, 2008 and September 30, 2007                22

Statements of Operations for the Years Ended September 30, 2008 and 2007      23

Statement of Changes in Stockholders' Equity (Deficit) for the Years Ended
September 30, 2008 and 2007                                                   24

Statements of Cash Flows for the Years Ended September 30, 2008 and 2007      25

Notes to Financial Statements                                                 26

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Catalyst Lighting Group, Inc.

We have audited the accompanying balance sheets of Catalyst Lighting Group, Inc. (the "Company") as of September 30, 2008 and 2007, and the related statement of operations, stockholders' equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Denver, Colorado
December 16, 2008

                                                          /s/ Comiskey & Company

                                                        PROFESSIONAL CORPORATION


                            Catalyst Lighting Group, Inc.
                                   Balance Sheets


                                                          September 30,  September 30,
                                                              2008           2007
                                                          -----------    -----------

Assets

Current assets
Cash and cash equivalents                                 $    35,295    $    76,696
                                                          -----------    -----------

Total current assets                                           35,295         76,696
                                                          -----------    -----------

Total assets                                              $    35,295    $    76,696
                                                          ===========    ===========

Liabilities and Stockholders' Equity

Current liabilities
Accrued expenses                                          $     6,250    $     8,363
                                                          -----------    -----------

Total current liabilities                                       6,250          8,363
                                                          -----------    -----------

Stockholders' Equity (Deficit)
  Preferred stock, $0.0001 par value; 10,000,000 shares
    authorized; no shares issued and outstanding                 --             --
  Common stock, $0.0001 par value; 200,000,000 shares
    authorized; 4,331,131 shares issued and outstanding           433            433
  Additional paid-in capital                                4,150,986      4,150,986
Accumulated deficit                                        (4,122,374)    (4,083,086)
                                                          -----------    -----------

Total stockholders' equity                                     29,045         68,333
                                                          -----------    -----------

Total liabilities and stockholders' equity                $    35,295    $    76,696
                                                          ===========    ===========


     The accompanying notes are an integral part of these financial statements.


                                  Catalyst Lighting Group, Inc.
                                    Statements of Operations


                                                                              Year Ended
                                                                             September 30,
                                                                           2008           2007
                                                                       -----------    -----------

Revenue                                                                $      --      $      --

Operating expenses
General and administrative                                                  39,288        118,450
                                                                       -----------    -----------

Total operating expenses                                                    39,288        118,450
                                                                       -----------    -----------

Loss from operations                                                       (39,288)      (118,450)

Other income (expense)
Income from discharge of indebtedness                                         --        1,059,768
Interest income/(expense)                                                     --          (79,678)
                                                                       -----------    -----------

Net income (loss)                                                      $   (39,288)   $   861,640
                                                                       ===========    ===========

Net income (loss) per share - basic and diluted                        $      (.01)   $      1.70
                                                                       ===========    ===========

Weighted average number of shares of outstanding - basic and diluted     4,331,131        506,322
                                                                       ===========    ===========


           The accompanying notes are an integral part of these financial statements.


                                              Catalyst Lighting Group, Inc.
                                 Statement of Changes in Stockholders' Equity (Deficit)
                                     For the Years Ended September 30, 2008 and 2007




                           Preferred Stock                Common Stock          Additional                      Total
                      --------------------------    -------------------------    Paid-In        Deficit      Stockholders'
                        Shares         Amount        Shares *       Amount       Capital      Accumulated  Equity (Deficit)
                      -----------    -----------    -----------   -----------   -----------   -----------  ----------------

Balances at
September 30, 2006           --      $      --          421,550   $        42   $ 3,859,344   $(4,944,726)   $(1,085,340)
                      -----------    -----------    -----------   -----------   -----------   -----------    -----------

Preferred stock
issued for cash           157,277        157,277           --            --            --            --          157,277
Common stock
issued for payment
of debt                      --             --        1,154,258           115       115,310          --          115,425
Common stock
issued for services          --             --          193,308            20        19,311          --           19,331
Common stock
issued on
conversion of
preferred stock          (157,277)      (157,277)     2,562,015           256       157,021          --             --
Net income (loss)            --             --             --            --            --         861,640        861,640
                      -----------    -----------    -----------   -----------   -----------   -----------    -----------

Balances at
September 30, 2007           --      $      --        4,331,131   $       433   $ 4,150,986   $(4,083,086)   $    68,333
                      -----------    -----------    -----------   -----------   -----------   -----------    -----------

Net income (loss)            --             --             --            --            --         (39,288)       (39,288)
                      -----------    -----------    -----------   -----------   -----------   -----------    -----------

Balances at
September 30, 2008           --      $      --        4,331,131   $       433   $ 4,150,986   $(4,122,374)   $    29,045
                      ===========    ===========    ===========   ===========   ===========   ===========    ===========


*after giving effect the 1-for-10 reverse stock split and the reduction in the par value of common stock from $0.01 to
$0.0001 per share effective September 25, 2007.


                       The accompanying notes are an integral part of these financial statements.


                           Catalyst Lighting Group, Inc.
                             Statements of Cash Flows

                                                                 Year Ended
                                                                September 30,
                                                             2008           2007
                                                         -----------    -----------
Cash Flows From Operating Activities
Net (loss)                                               $   (39,288    $   861,640
  Adjustments to reconcile net (loss) to net
    cash (used in) operating activities:
      Income on discharge of indebtedness                       --       (1,059,768)
      Amortization of debt discount                             --           51,960
      Common stock issued for services                          --           19,331
  Changes in operating assets and liabilities:
Accrued expenses                                              (2,113)        46,256
                                                         -----------    -----------

      Net cash provided by (used in)
        operating activities                                 (41,401)       (80,581)

Cash Flows From Financing Activities
Proceeds from issuance of preferred stock                       --          157,277
                                                         -----------    -----------

Net cash provided by financing activities                       --          157,277
                                                         -----------    -----------

  Net increase (decrease) in cash and cash equivalents       (41,401)        76,696

Cash and cash equivalents, beginning of period                76,696           --
                                                         -----------    -----------

Cash and cash equivalents, end of period                 $    35,295    $    76,696
                                                         ===========    ===========

Supplemental Disclosure of Cash Flow Information
  Cash paid for interest                                 $      --      $      --
Supplemental Disclosure of Non-Cash
  Financing Transactions
Common stock issued in payment of debt                   $      --      $   115,425

Common stock issued on conversion of preferred stock     $      --      $   157,277


    The accompanying notes are an integral part of these financial statements.

                                        25

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

On May 16, 2006, Whitco filed a motion to convert its bankruptcy case to a Chapter 7 liquidation proceeding. This motion was granted by the bankruptcy court on July 13, 2006. In connection with the liquidation, the Purchase Warrant and Whitco's cash and accounts receivable were assigned and distributed to Whitco's secured creditor. As part of the Chapter 7 bankruptcy proceedings, no assets were available for distribution to unsecured creditors and, accordingly, these unsatisfied obligations were relieved as part of the liquidation in accordance with the provisions of Chapter 7 of U.S. bankruptcy laws.

Since Whitco's liquidation in bankruptcy, the Company has had nominal assets and nominal business operations and its business strategy has been to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. In furtherance of this business strategy, on July 25, 2006, the Company voluntarily filed for protection under Chapter 11 of the U.S. bankruptcy laws. The Company subsequently determined to withdraw from bankruptcy court protection and, on motion made by the U.S. trustee, the bankruptcy court ordered the case dismissed on January 9, 2007. Since the dismissal of the Company's bankruptcy case, the Company has settled its outstanding liabilities with creditors and is now in a position to actively seek a target company. In addition, effective February 22, 2007, the Company experienced a change in control and its management changed, pursuant to a Securities Purchase Agreement by and between the Company and KIG Investors I, LLC ("Investor") (see Note 3).

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

                          Catalyst Lighting Group, Inc.
                          Notes to Financial Statements
                               September 30, 2008


Comprehensive Loss

Comprehensive loss is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive loss includes net loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the year ended September 30, 2008, the Company's comprehensive loss was the same as its net loss.

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

The adoption of these new Statements, when effective, are not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

                          Catalyst Lighting Group, Inc.
                          Notes to Financial Statements
                               September 30, 2008


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

In connection with and as a condition of the closing of the Preferred Stock Purchase, the Company also entered into an agreement with the Company's secured creditor for the issuance of common stock in complete settlement of amounts owed to it for certain loans and accrued interest. Pursuant to this equity settlement, the Company issued 1,083,172 shares of common stock, on a post-split basis, valued at $108,317 or approximately $0.10 per share, in satisfaction of principal under notes of $820,024 and accrued interest of $121,095, resulting in income from discharge of indebtedness of $832,802 being recorded in the fourth quarter of the year ending September 30, 2007.

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

                          Catalyst Lighting Group, Inc.
                          Notes to Financial Statements
                               September 30, 2008


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

                          Catalyst Lighting Group, Inc.
                          Notes to Financial Statements
                               September 30, 2008


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

As of September 30, 2008, the Company had issued and outstanding warrants, on a post-split basis, as follows:

                                            Warrants     Exercise
   Warrant Holder                          Outstanding     Price    Expiry Date
-------------------------------------------------------------------------------

Investor                                        3,334    $  30.00    12/10/2009
                                           ----------

                          Catalyst Lighting Group, Inc.
                          Notes to Financial Statements
                               September 30, 2008


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

6.   Income Taxes

The following is a reconciliation between the federal income tax benefit computed at the statutory federal income tax rate and actual income tax benefit (in thousands):

                                                                  Year Ended
                                                                 September 30,
                                                                 2008      2007
                                                                -----     -----

Federal income tax expense (benefit) at statutory rate          $ (13)    $ 295

State income taxes, net of federal income tax effect             --        --

Valuation allowance                                                13      (295)
                                                                -----     -----

Total income tax benefit                                        $--       $--
                                                                =====     =====

At September 30, 2008, the Company had a net operating loss carryforward for federal and state income tax purposes of approximately $3.6 million available to offset future taxable income through 2028.

                          Catalyst Lighting Group, Inc.
                          Notes to Financial Statements
                               September 30, 2008


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

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

     o Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
     o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and
     o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Management's Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities & Exchange Act of 1934 ("Exchange Act"). Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control--Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2008.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Change in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9b. Other Information.

None.

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance.

(a) Identification of Directors and Executive Officers

Our sole officer and director and additional information concerning him is as follows:

      Name             Age                         Position
      ----             ---                         --------

Kevin R. Keating       68      Chief Executive Officer, Chief Financial Officer,
                               President, Secretary and Treasurer and Director

The term of office of each director expires at our annual meeting of stockholders or until their successors are duly elected and qualified. Except as set forth in Item 11 of this Registration Statement, the Directors are not compensated for serving as such. Officers serve at the discretion of the Board of Directors.

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

Additionally, Mr. Keating currently serves as director of the following public companies: Blue Holdings, Inc. Also, he is the sole officer and director of Wentworth IV, Inc., Wentworth V, Inc., Wentworth VI, Inc., Wentworth VII, Inc., and Wentworth VIII, Inc., all of which are publicly-reporting, non-trading, shell companies.

Mr. Keating serves as the sole officer and a director of Forex365, Inc. and Frezer, Inc., each of which are public shell companies which trade on the Over-the-Counter Bulletin Board under the symbols "FRXT" and "FREZ", respectively.

(b) Significant Employees

None.

(c) Family Relationships

Timothy J. Keating, who may be deemed a beneficial owner of shares of the Company's common stock by virtue of his relationship with KIG Investors and Keating Investments, is the son of Kevin R. Keating, our Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and sole director.

(d) Involvement in Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of our sole officer and director, Kevin R. Keating, during the past five years.

(e) Audit Committee and Audit Committee Financial Expert

The Company is not a "listed company" under SEC rules and is therefore not required to have an audit committee comprised of independent directors. The Company does not currently have an audit committee, however, for certain purposes of the rules and regulations of the SEC and in accordance with the Sarbanes-Oxley Act of 2002, the Company's board of directors is deemed to be its audit committee and as such functions as an audit committee and performs some of the same functions as an audit committee including: (1) selection and oversight of the Company's independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. The Company's board of directors has determined that its members do not include a person who is an "audit committee financial expert" within the meaning of the rules and regulations of the SEC. The board of directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication. Accordingly, the board of directors believes that each of its members have the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

(f) Board Meetings; Nominating and Compensation Committees

The Board of Directors took a number of actions by written consent of all of the directors during the fiscal year ended September 30, 2008. Such actions by the written consent of all directors are, according to Delaware corporate law and the Company's by-laws, as valid and effective as if they had been passed at a meeting of the directors duly called and held. The Company's directors and officers do not receive remuneration from the Company unless approved by the Board of Directors or pursuant to an employment contract. No compensation has been paid to the Company's directors for attendance at any meetings during the last fiscal year.

The Company does not have standing nominating or compensation committees, or committees performing similar functions. The Company's board of directors believes that it is not necessary to have a compensation committee at this time because the functions of such committee are adequately performed by the board of directors. The board of directors also is of the view that it is appropriate for the Company not to have a standing nominating committee because the board of directors has performed and will perform adequately the functions of a nominating committee. The Company is not a "listed company" under SEC rules and is therefore not required to have a compensation committee or a nominating committee.

(g) Code of Ethics

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

Due to the limited scope of the Company's current operations, the Company has not adopted a corporate code of ethics that applies to its executive officers.

(h) Conflicts of Interest

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

(i) Shareholder Communications

There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nomination for directors. The board of directors does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time because it believes that, given the limited scope of the Company's operations, a specific nominating policy would be premature and of little assistance until the Company's business operations are at a more advanced level. There are no specific, minimum qualifications that the board of directors believes must be met by a candidate recommended by the board of directors. Currently, the entire board of directors decides on nominees, on the recommendation of any member of the board of directors followed by the board's review of the candidates' resumes and interview of candidates. Based on the information gathered, the board of directors then makes a decision on whether to recommend the candidates as nominees for director. The Company does not pay any fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominee.

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

Because the management and directors of the Company are the same persons, the Board of Directors has determined not to adopt a formal methodology for communications from shareholders on the belief that any communication would be brought to the board of directors' attention by virtue of the co-extensive capacities served by Kevin R. Keating.

(j) Indemnification

Under Delaware corporate law and pursuant to our certificate of incorporation and bylaws, the Company may indemnify its officers and directors for various expenses and damages resulting from their acting in these capacities. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to the Company's officers or directors pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the SEC, this indemnification is against public policy as expressed in the Securities Act, and is therefore unenforceable.

Item 11. Executive Compensation

(a) Compensation Discussion and Analysis

The Company currently is a shell company with nominal assets, no employees and no active business operations. The Company's business plans are to identify an operating company with which to merge or to complete a business combination in a reverse merger transaction. As such, the Company currently has no formal compensation program for its executive officers, directors or employees.

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

On September 14, 2007, the Company issued Kevin R. Keating 86,654 shares of the Company's common stock, on a post-reverse split basis, valued at $8,665 for consulting services provided by Mr. Keating. Mr. Keating will not receive any further remuneration until the consummation of a business combination. However, please see Item 13, Certain Relationships and Related Transactions, below for a full discussion of a certain agreement between the Company and Vero Management, L.L.C., a limited liability company for which Mr. Keating is the sole member and manager. Mr. Keating intends to devote very limited time to our affairs.

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

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs are currently in place for the benefit of the Company's employees.

As of October 1, 2005, there were issued and outstanding options to purchase 9,828 shares of the Company's common stock, on a post-reverse split basis, and there were 140,172 options available for issuance under the 2003 Stock Option Plan. During the fiscal year ended September 30, 2006, the options to purchase 9,828 shares of common stock under the 2003 Stock Option Plan were cancelled. On September 14, 2007, following the closing of the Preferred Stock Purchase, the 2003 Stock Option Plan was terminated by the Company's Board of Directors, and there are no stock options outstanding as of the date of this filing.

There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be included in this table, or otherwise.

(b) Summary Compensation Table

The following table summarizes the total compensation paid to or earned by each of the Company's named executive officers who served as executive officers during all or a portion of the fiscal years ended September 30, 2007 and 2008.


          (a)             (b)     (c)       (d)       (e)        (f)        (g)           (h)           (i)           (j)
                                                                         Non-equity  Non-qualified
                                                                         Incentive      Deferred
                                                     Stock      Option     Plan      Compensation     All Other      Total
  Name and Principal             Salary    Bonus     Awards     Awards  Compensation    Earnings    Compensation  Compensation
       Position           Year    ($)       ($)        ($)        ($)       ($)           ($)           ($)           ($)
------------------------------------------------------------------------------------------------------------------------------
Dennis Depenbusch         2008   $    0    $    0    $     0    $    0    $    0        $    0        $    0        $     0
(former CEO and CFO)(1)   2007   $    0    $    0    $ 2,000    $    0    $    0        $    0        $    0        $ 2,000

Kevin R. Keating (CEO,    2008   $    0    $    0    $     0    $    0    $    0        $    0        $    0        $     0
Pres., CFO, Tres. and     2007   $    0    $    0    $ 8,665    $    0    $    0        $    0        $    0        $ 8,665
Secry.)(1)

     (1) On September 14, 2007, the Company issued Dennis Depenbusch, its former CEO, 20,000 shares of the Company's common stock, on a post-reverse split basis, valued at $2,000 for consulting services provided by Mr. Depenbusch in connection with the Reorganization.

     (2) On September 14, 2007, the Company issued Kevin R. Keating 86,654 shares of the Company's common stock, on a post-reverse split basis, valued at $8,665 for consulting services provided by Mr. Keating.

(c) Employment and Other Agreements

The Company has no employment agreements or other agreements with any of its executive officers or employees.

(d) Compensation of Directors

During the fiscal years ended September 30, 2007 and 2008, except as set forth above, Messrs. Depenbusch and Keating did not receive separate compensation for their services as a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters.

The following table sets forth certain information regarding the Company's common stock beneficially owned on February 2, 2009, for (i) each shareholder the Company knows to be the beneficial owner of 5% or more of its outstanding common stock, (ii) each of the Company's executive officers and directors, and
(iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. To the best of the Company's knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. At February 2, 2009, 4,331,131 shares of the Company's common stock were outstanding.



                                       39

                                            Number of Shares
          Name and Address                Beneficially Owned   Percent of Shares
---------------------------------------   ------------------   -----------------
Kevin R. Keating (1)                                  96,880                2.2%
190 Lakeview Way
Vero Beach, Florida 32963

Laurus Master Fund, Ltd
335 Madison Avenue, 10th Floor
New York, New York 10017                           1,108,172               25.6%

Keating Investments, LLC (2)
c/o Timothy J. Keating, Manager
5251 DTC Parkway, Suite 1000
Greenwood Village, Colorado 80111                  1,796,350               41.5%

Timothy J. Keating (3)
5251 DTC Parkway, Suite 1000
Greenwood Village, Colorado 80111                  1,796,350               41.5%

Lionsridge Capital, LLC (4)
c/o Frederic M. Schweiger, Manager
2395 Woodglen Drive
Aurora, Illinois 60502                               800,630               18.5%

Frederic M. Schweiger (5)
2395 Woodglen Drive
Aurora, Illinois 60502                               889,284               20.5%

All Executive Officers and Directors as a group       96,880                2.2%

     (1) Kevin R. Keating has been a director of the Company since March 2001. He was appointed Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer on August 23, 2007.

     (2) Keating Investments' beneficial ownership includes 34,965 shares of common stock owned directly by Keating Investments. In addition, Keating Investments' beneficial interest includes 1,761,385 shares of the Company's common stock received in the liquidation and dissolution of KIG Investors on January 9, 2009. Keating Investments is managed by Timothy J. Keating.

     (3) Timothy J. Keating has voting and investment control over the securities beneficially owned by Keating Investments. Timothy J. Keating has voting and investment control over the securities owned by Keating Investments, and therefore Timothy J. Keating may be deemed a beneficial owner of the 1,796,350 shares of common stock deemed beneficially owned by Keating Investments.

     (4) The beneficial interest of Lionsridge Capital, LLC ("Lionsridge") includes 800,630 shares of the Company's common stock received in the liquidation and dissolution of KIG Investors on January 9, 2009. Lionsridge is owned and managed by Frederic M. Schweiger.

     (5) Frederic M. Schweiger has voting and investment control over the securities beneficially owned by Garisch Financial, Inc., which owns 88,654 shares of the Company's common stock. In addition, Frederic M. Schweiger has voting and investment control over the securities owned by Lionsridge. Therefore Frederic M. Schweiger may be deemed a beneficial owner of 889,284 shares of the Company's common stock.

Item 13. Certain Relationships and Related Transactions, Director Independence.

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

Effective October 1, 2007, the Company entered into a management agreement ("Management Agreement") with Vero Management, L.L.C., a Delaware limited liability company ("Vero") under which Vero had agreed to provide a broad range of managerial and administrative services to the Company including, but not limited to, assistance in the preparation and maintenance of the Company's financial books and records, the filing of various reports with the appropriate regulatory agencies as are required by State and Federal rules and regulations, the administration of matters relating to the Company's shareholders including responding to various information requests from shareholders as well as the preparation and distribution to shareholders of relevant Company materials, and to provide office space, corporate identity, telephone and fax services, mailing, postage and courier services for a fixed fee of $1,000 per month, for an initial period of twelve months. At the end of the initial twelve month term, the agreement will continue to remain in effect until terminated in writing by either party. Kevin R. Keating, the sole officer and director of the Company, is the sole owner and manager of Vero.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

Director Independence

The Company is not a "listed company" under SEC rules and is therefore not required to have independent directors.

Item 14. Principal Accountant Fees and Services

Comiskey & Company, P.C. ("Comiskey & Company") is the Company's independent registered public accounting firm.

(a) Audit Fees

The aggregate fees billed by Comiskey & Company for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided in connection with statutory and regulatory filings were $6,250 for the fiscal year ended September 30, 2008 and $9,250 for the fiscal year ended September 30, 2007.

(b) Audit-Related Fees

There were no fees billed by Comiskey & Company for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements for the fiscal years ended September 30, 2008 and 2007.

(c) Tax Fees

There were $1,250 in fees billed by Comiskey & Company for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended September 30, 2008 and $6,250 for the fiscal year ended September 30, 2007.

(d) All Other Fees

There were no fees billed by Comiskey & Company for other products and services for the fiscal years ended September 30, 2008 and 2007.

(e) Audit Committee's Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules


     Financial Statements.

The Company's financial statements are included in Item 8 of this Annual Report.


     Financial Statement Schedules.

All schedules are omitted because they are not applicable or have been provided in Item 8 of this Annual Report.

     Exhibits:

     Exhibit
     Number                             Description
     ------                             -----------

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

     10.9 Registration Rights Agreement between Laurus Master Fund, Ltd. and the Company dated September 14, 2007

    10.10 Revolving Loan Agreement between Keating Investments, LLC and the Company dated August 22, 2007

    10.11 Consulting Agreement between Garisch Financial, Inc. and the Company dated September 13, 2007

    10.12 Agreement between the Company and Vero Management, LLC, dated as of October 1, 2007

     31.1 Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-K for the year ended September 30, 2008.

     32.1 Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

All exhibits, except 31.1 and 32.1, are contained in the Company's Form 10-SB filed with the SEC on December 7, 2007. Exhibits 31.1 and 32.1 are attached herein.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 6, 2009                        Catalyst Lighting Group, Inc.

                                              By: /s/ Kevin R. Keating
                                                  ------------------------
                                                  Kevin R. Keating
                                                  Chief Executive Officer
                                                  Chief Financial Officer



     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on February 6, 2009.

Signatures                              Title
----------                              -----

/s/ Kevin R. Keating                    Chief Executive Officer, Chief Financial
---------------------                   Officer, President, Treasurer, Secretary
                                        and Sole Director