Form 10-Q
period 2009-03-31
CATALYST LIGHTING GROUP INC
filed 2009-04-24
CIK 1161582

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended: March 31, 2009

                        Commission File Number: 000-50385

                          Catalyst Lighting Group, Inc.
                          -----------------------------
             (Exact Name of Registrant as Specified in its Charter)

               Delaware                                 84-1588927
               --------                                 ----------
    (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
     Incorporation or Organization)

                                190 Lakeview Way
                              Vero Beach, FL 32963
                              --------------------
              (Address of Principal Executive Offices and Zip Code)

                                 (772) 231-7544
                                 --------------
              (Registrant's Telephone Number, including Area Code)

                                       N/A
                                       ---
          (Former Name or Former Address, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_| .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  |_|                      Accelerated filer          |_|
Non-accelerated filer    |_| (do not check if     Smaller reporting company  |X|
a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_| .

As of April 15, 2009, there were 4,331,131 shares of common stock, par value $0.0001 per share, outstanding.


                                                TABLE OF CONTENTS

                                                                                                                Page
                                                                                                                ----


PART I - FINANCIAL INFORMATION:

Item 1.   Financial Statements:                                                                                  1

          Balance Sheets as of March 31, 2009 (unaudited) and September 30, 2008                                 2

          Statements of Operations for the Three and Six Months Ended March 31, 2009 and 2008 (unaudited)        3

          Statements of Changes in Stockholders' Equity (Deficit) for the Six Months Ended March 31, 2009
          (unaudited) and the Year Ended September 30, 2008                                                      4

          Statements of Cash Flows for the Six Months Ended March 31, 2009 and 2008 (unaudited)                  5

          Notes to Financial Statements (unaudited)                                                              6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                 15

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                            20

Item 4T.  Controls and Procedures                                                                               20

PART II - OTHER INFORMATION:

Item 1.   Legal Proceedings                                                                                     21

Item 1A.  Risk Factors                                                                                          21

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds                                           21

Item 3.   Defaults Upon Senior Securities                                                                       21

Item 4.   Submission of Matters to a Vote of Security Holders                                                   21

Item 5.   Other Information                                                                                     21

Item 6.   Exhibits                                                                                              22

          Signatures                                                                                            23



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


















                             Catalyst Lighting Group, Inc.
                                    Balance Sheets

                                                             March 31,    September 30,
                                                               2009           2008
                                                            (unaudited)
                                                            -----------    -----------

Assets

Current assets
    Cash and cash equivalents                               $    16,800    $    35,295
                                                            -----------    -----------

        Total current assets                                     16,800         35,295
                                                            -----------    -----------

        Total assets                                        $    16,800    $    35,295
                                                            ===========    ===========

Liabilities and Stockholders' Equity

Current liabilities
      Accrued expenses                                      $     3,300    $     6,250
                                                            -----------    -----------

        Total current liabilities                                 3,300          6,250
                                                            -----------    -----------

Stockholders' equity
    Preferred stock, $0.0001 par value; 10,000,000 shares
      authorized; no shares issued and outstanding                 --             --
    Common stock, $0.0001 par value; 200,000,000 shares
      authorized; 4,331,131 shares issued and outstanding           433            433
    Additional paid-in capital                                4,150,986      4,150,986
    (Deficit) accumulated                                    (4,137,919)    (4,122,374)
                                                            -----------    -----------

        Total stockholders' equity                               13,500         29,045
                                                            -----------    -----------

        Total liabilities and stockholders' equity          $    16,800    $    35,295
                                                            ===========    ===========


   The accompanying notes are an integral part of these financial statements.


                                  Catalyst Lighting Group, Inc.
                                    Statements of Operations


                                          Three Months Ended            Six Months Ended
                                               March 31,                    March 31,
                                          2009          2008           2009           2008
                                      (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                      -----------    -----------    -----------    -----------

Revenue                               $      --      $      --      $      --      $      --

Operating expenses
    General and administrative              5,948         13,978         15,545         28,445
                                      -----------    -----------    -----------    -----------

      Total operating expenses              5,948         13,978         15,545         28,445
                                      -----------    -----------    -----------    -----------

      Loss from operations                 (5,948)       (13,978)       (15,545)       (28,445)

Other income (expense)
    Interest expense                         --             --             --             --
                                      -----------    -----------    -----------    -----------

      Net (loss)                      $    (5,948)   $   (13,978)   $   (15,545)   $   (28,445)
                                      ===========    ===========    ===========    ===========

      Net (loss) per share - basic
      and diluted                            NIL*           NIL*           NIL*           NIL*
                                      ===========    ===========    ===========    ===========

      Weighted average number of
      shares of outstanding - basic
      and diluted                       4,331,131      4,331,131      4,331,131      4,331,131
                                      ===========    ===========    ===========    ===========


* Less than $.01 per share




           The accompanying notes are an integral part of these financial statements.


                                                   Catalyst Lighting Group, Inc.
                                      Statements of Changes in Stockholders' Equity (Deficit)
                                        For the Six Months Ended March 31, 2009 (unaudited)
                                               and the Year Ended September 30, 2008


                                      Preferred Stock               Common Stock         Additional                      Total
                                 -------------------------   -------------------------     Paid-In     Accumulated    Stockholders'
                                    Shares        Amount       Shares        Amount        Capital      (Deficit)   Equity (Deficit)
                                 -----------   -----------   -----------   -----------   -----------   -----------  ----------------

Balances at September 30, 2007          --     $      --       4,331,131   $       433   $ 4,150,986   $(4,083,086)   $    68,333

Net loss                                --            --            --            --            --         (39,288)       (39,288)
                                 -----------   -----------   -----------   -----------   -----------   -----------    -----------

Balances at September 30, 2008          --     $      --       4,331,131   $       433   $ 4,150,986   $(4,122,374)   $    29,045

Net loss                                --            --            --            --            --         (15,545)       (15,545)
                                 -----------   -----------   -----------   -----------   -----------   -----------    -----------

Balances at March 31, 2009              --     $      --       4,331,131   $       433   $ 4,150,986   $(4,137,919)   $    13,500


*after giving retroactive effect to 1-for-10 reverse stock split and the reduction in the par value of common stock from $.01 to
$.0001 which was completed September 25, 2007.









                            The accompanying notes are an integral part of these financial statements.


                          Catalyst Lighting Group, Inc.
                            Statements of Cash Flows

                                                            Six Months Ended
                                                                March 31,
                                                            2009         2008
                                                         (Unaudited)  (Unaudited)
                                                          --------     --------

Cash Flows From Operating Activities
    Net (loss)                                            $(15,545)    $(28,445)

    Changes in operating assets and liabilities:
      Accrued expenses                                      (2,950)      (1,863)
                                                          --------     --------

        Net cash (used in) operating activities            (18,495)     (30,308)
                                                          --------     --------

Cash Flows From Investing Activities
        Net cash provided by investing activities             --           --
                                                          --------     --------

Cash Flows From Financing Activities
        Net cash provided by financing activities             --           --
                                                          --------     --------

    Net increase (decrease) in cash                        (18,495)     (30,308)

    Cash and cash equivalents, beginning of period          35,295       76,696
                                                          --------     --------

    Cash and cash equivalents, end of period              $ 16,800     $ 46,388
                                                          ========     ========

Supplemental Disclosure of Cash Flow Information
Cash paid for interest                                    $   --       $   --



   The accompanying notes are an integral part of these financial statements.

                                        5

                          Catalyst Lighting Group, Inc.
                     Notes to Condensed Financial Statements
                                 March 31, 2009

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

     These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's financial statements. Operating results for the six months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009.

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

                          Catalyst Lighting Group, Inc.
                     Notes to Condensed Financial Statements
                                 March 31, 2009

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

     Going Concern

     Since inception, the Company and its former subsidiary have a cumulative net loss of $4,137,919. Since inception, the Company has also been dependent upon the receipt of capital investment or other financing to fund its operations. The Company currently has no source of operating revenue, and has only limited working capital with which to pursue its business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for the Company to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

                          Catalyst Lighting Group, Inc.
                     Notes to Condensed Financial Statements
                                 March 31, 2009

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

     Comprehensive Loss

     Comprehensive loss is defined as all changes in stockholders' equity, exclusive of transactions with owners, such as capital investments. Comprehensive loss includes net loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the six months ended March 31, 2009, the Company's comprehensive loss was the same as its net loss.

                          Catalyst Lighting Group, Inc.
                     Notes to Condensed Financial Statements
                                 March 31, 2009

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

                          Catalyst Lighting Group, Inc.
                     Notes to Condensed Financial Statements
                                 March 31, 2009

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

     Kevin R. Keating is the father of Timothy J. Keating, the principal member of Keating Investments, LLC. Prior to the liquidation and dissolution of the Investor, Keating Investments, LLC was the managing member of the Investor, and Timothy J. Keating was the manager of the Investor.

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

     On January 9, 2009, the shares of the Company's common stock held by the Investor were distributed to the Investor's members (including Keating Investments, LLC) pro rata based on their respective ownership interests in the Investor and as a part of the liquidation and dissolution of the Investor.

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

                          Catalyst Lighting Group, Inc.
                     Notes to Condensed Financial Statements
                                 March 31, 2009

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

                          Catalyst Lighting Group, Inc.
                     Notes to Condensed Financial Statements
                                 March 31, 2009

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

                          Catalyst Lighting Group, Inc.
                     Notes to Condensed Financial Statements
                                 March 31, 2009

     As of March 31, 2009, after giving effect to the Reverse Split, there were 4,331,131 shares of common stock, par value $0.0001 per share, issued and outstanding. Except as otherwise noted, all references to shares of the Company's common stock shall refer to the shares of common stock after giving effect to the Reverse Split and the reduction of the par value per share.

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

     As of March 31, 2009, the Company had issued and outstanding warrants, on a post-split basis, as follows:

                                        Warrants      Exercise
             Warrant Holder            Outstanding     Price      Expiry Date
             --------------            -----------     -----      -----------

       Wilkinson Family Trust (an         3,334       $ 30.00     12/10/2009
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

                          Catalyst Lighting Group, Inc.
                     Notes to Condensed Financial Statements
                                 March 31, 2009

     On August 22, 2007, the Company entered into a revolving loan agreement with Keating Investments, LLC ("Lender"). Pursuant to this agreement, the Lender agreed to make advances to the Company from time to time at the request of the Company. The advances outstanding were not to exceed $30,000. The Company was required to repay the outstanding advances in full on or before October 22, 2007. The advances bear interest commencing September 22, 2007 at a rate of 6% per annum. The Lender made advances of $25,000 and $5,000 on August 27, 2007 and September 5, 2007, respectively. The advances were used for working capital purposes and to pay certain accrued liabilities and service providers. On September 19, 2007, these advances were repaid in full from the proceeds of the Preferred Stock Purchase. Keating Investments, LLC was formerly the managing member of the Investor.

     Management Agreement

     On October 1, 2007, the Company and Vero entered into an agreement whereby Vero will provide to the Company a broad range of managerial and administrative services for a fixed fee of $1,000 per month, for an initial period of twelve months. At the end of the initial twelve month term, the agreement will continue to remain in effect until terminated in writing by either party. For the three months ended March 31, 2009, the Company recorded $3,000 of managerial and administrative expenses associated with this agreement which are included as a component of general and administrative expenses in the accompanying condensed statements of operations.

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

Reorganization and Change of Control

     The Company completed its reorganization in September 2007 ("Reorganization") and settled all of its outstanding liabilities with creditors outside the jurisdiction of the bankruptcy courts. As part of the Reorganization, on August 22, 2007, the Company entered into a stock purchase agreement with KIG Investors I, LLC ("KIG Investors") pursuant to which KIG Investors purchased 1,572,770 shares of convertible preferred stock for a purchase price of $157,277, or $0.10 per share ("Preferred Stock Purchase"). On August 23, 2007, in accordance with the terms of the stock purchase agreement, the existing officers and two of the Company's directors resigned, and Kevin R. Keating, the sole remaining director, was appointed Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer of the Company. Kevin R. Keating is the father of Timothy J. Keating, the principal member of Keating Investments, LLC. Prior to the liquidation and dissolution of KIG Investors, Keating Investments, LLC was the managing member of KIG Investors, and Timothy J. Keating was the manager of KIG Investors.

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

     On January 9, 2009, the shares of the Company's common stock held by KIG Investors were distributed to KIG Investors' members (including Keating Investments, LLC) pro rata based on their respective ownership interests in KIG Investors and as a part of the liquidation and dissolution of KIG Investors.

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

Results of Operation

     For the three and six months ended March 31, 2008 and 2009, the Company had no revenues from continuing operations. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

     For the three months ended March 31, 2009, the Company had a net loss of $5,948, as compared with a net loss of $13,978 for the corresponding period in 2008. For the three months ending March 31, 2009, the Company incurred $5,948 of operating expenses, comprised of (a) accounting and audit fees of $1,109, (b) management fees of $3,000 incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC ("Vero"), (c) transfer agent fees of $1,040, and (d) Edgar filing fees of $799. For the three months ending March 31, 2008, the Company incurred $13,978 of operating expenses, comprised of (a) accounting and audit fees of $6,410, (b) management fees of $3,000 incurred in relation to a broad range of managerial and administrative services provided by Vero, (c) transfer agent fees of $750, and
(d) Edgar filing fees of $3,818.

     For the six months ended March 31, 2009, the Company had a net loss of $15,545, as compared with a net loss of $28,445 for the corresponding period in 2008. For the six months ending March 31, 2009, the Company incurred $15,545 of operating expenses, comprised of (a) accounting and audit fees of $5,609, (b) management fees of $6,000 incurred in relation to a broad range of managerial and administrative services provided by Vero, (c) transfer agent fees of $2,261, and (d) Edgar filing fees of $1,675. For the six months ending March 31, 2008, the Company incurred $28,445 of operating expenses, comprised of (a) accounting and audit fees of $15,660, (b) management fees of $6,000 incurred in relation to a broad range of managerial and administrative services provided by Vero, (c) transfer agent fees of $2,650, (d) Edgar filing fees of $3,818, and (e) miscellaneous expenses of $317.

Liquidity and Capital Resources

     As of March 31, 2009, the Company had assets equal to $16,800, comprised exclusively of cash. The Company's current liabilities as of March 31, 2009 included $3,300 of accrued expenses, consisting of $3,000 in management fees owed to Vero and $300 for fees owed to other service providers.

     The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended March 31, 2009 and 2008:

                                    Six months ended March 31,
                                      2009             2008
                                    --------         --------

     Operating activities           $(18,495)        $(30,308)
     Investing activities               --               --
     Financing activities               --               --
                                    --------         --------

     Net effect on cash             $(18,495)        $(30,308)
                                    ========         ========

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

Going Concern

     We currently have no source of operating revenue, and have only limited working capital with which to pursue our business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for us to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about our ability to continue as a going concern. Our auditor has issued a "going concern" qualification as part of his opinion in the Audit Report for the year ended September 30, 2008, and our unaudited financial statements for the quarter ended March 31, 2009 include a "going concern" footnote.

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

     As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

     There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect our internal controls.


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

     None.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

   Exhibit
    Number                              Description
-------------  -----------------------------------------------------------------
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

    10.9* Registration Rights Agreement between Laurus Master Fund, Ltd. and the Company dated September 14, 2007

    10.10* Revolving Loan Agreement between Keating Investments, LLC and the Company dated August 22, 2007

    10.11* Consulting Agreement between Garisch Financial, Inc. and the Company dated September 13, 2007

    10.12* Agreement between the Company and Vero Management, LLC, dated as of October 1, 2007

    31.1** Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

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


Dated: April 24, 2009                      Catalyst Lighting Group, Inc.

                                           By: /s/ Kevin R. Keating
                                               ------------------------
                                               Kevin R. Keating
                                               President, Secretary and Director