Form 10-K
period 2009-09-30
CATALYST LIGHTING GROUP INC
filed 2009-11-13
CIK 1161582

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2009

                        Commission File Number 000-50385

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

                                 (772) 231-7544
                                 --------------
              (Registrant's Telephone Number, including Area Code)

             Securities registered under Section 12(b) of the Act:

                None                                        None
-----------------------------------------   ------------------------------------
(Title of each class to be so registered)   (Name of each Exchange on which each
                                                 class is to be registered)

         Securities registered under Section 12(g) of the Exchange Act:

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

Large accelerated filer  [ ]                     Accelerated filer           [ ]

Non-accelerated filer    [ ]                     Smaller reporting company   [x]
  (do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes [x] No [ ]

     As of October 21, 2009, there were 440,445 shares of stock held by non-affiliates. As of October 21, 2009, 4,331,131 shares of the common stock of the registrant were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.


                                          TABLE OF CONTENTS

PART I
------
Item 1.  Business                                                                                    1
Item 1A. Risk Factors                                                                                5
Item 1B. Unresolved Staff Comments                                                                  10
Item 2.  Properties                                                                                 10
Item 3.  Legal Proceedings                                                                          10
Item 4.  Submission of Matters to a Vote of Security Holders                                        10

PART II
-------
Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters                         11
         and Issuer Purchases of Equity Securities
Item 6.  Selected Financial Data                                                                    18
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations      18
Item 7A. Quantitative and Qualitative Disclosures about Market Risk                                 20
Item 8.  Financial Statements and Supplementary Data                                                20
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure       35
Item 9A. Controls and Procedures                                                                    35
Item 9B. Other Information                                                                          36

PART III
--------
Item 10. Directors, Executive Officers and Corporate Governance                                     36
Item 11. Executive Compensation                                                                     39
Item 12. Security Ownership of Certain Beneficial Owners and Management and                         40
         Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions, and Director Independence                  42
Item 14. Principal Accounting Fees and Services                                                     42

PART IV
-------
Item 15. Exhibits, Financial Statement Schedules                                                    43
         Signatures                                                                                 45
         Certifications                                                                             46




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

The Preferred Stock Purchase was completed on September 12, 2007. The preferred shares were automatically convertible into the Company's common stock at such time as the Company completed a 1-for-10 reverse stock split ("Reverse Split"). The Reverse Split was completed on September 25, 2007, and KIG Investors was issued 2,562,015 shares of common stock, on a post-reverse split basis, upon cancellation of the preferred stock. On January 9, 2009, the shares of the Company's common stock held by KIG Investors were distributed to its members (including Keating Investments, LLC) pro rata based on their respective ownership interests in KIG Investors and as a part of the liquidation and dissolution of KIG Investors. The proceeds of the Preferred Stock Purchase were used to pay outstanding liabilities of the Company.

KIG Investors was granted certain demand and piggyback registration rights for the shares of common stock issued to them upon conversion, pursuant to the terms and condition of a certain registration rights agreement ("KIG Registration Rights Agreement").

On January 9, 2009, the shares of the Company's common stock held by KIG Investors were distributed to its members (including Keating Investments, LLC) pro rata based on their respective ownership interests in KIG Investors and as a part of the liquidation and dissolution of KIG Investors.

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

On June 23, 2008, the Company entered into a letter of intent (the "LOI") to acquire Organic Bouquet, Inc. ("Organic Bouquet"), a California corporation, and Organic Style Limited ("Organic Style"), a private limited company organized under the laws of England and Wales (collectively, Organic Bouquet and Organic Style are referred to as "Organic"). A detailed description of the LOI and the Merger is contained in our Current Report on Form 8-K filed with the SEC on June 27, 2008. On August 18, 2008, the Company terminated the LOI since the parties had not executed definitive and final agreements by July 31, 2008.

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

Reports to Security Holders

The Company is not required to deliver an annual report to security holders and at this time does not anticipate the distribution of such a report. The Company intends to file reports with the SEC as long as it is required to do so. The Company will be a reporting company and intends to comply with the requirements of the Exchange Act as long as it is required to do so.

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

Shares of our common stock are very thinly traded, and the price if traded may not reflect the value of the Company. Moreover, we just completed a reverse split of the shares which may not reflect the value of the Company either. In connection with a future business combination, we may have to undertake a further reverse split of our shares. There can be no assurance that there will be an active market for our shares either now or after we complete the business combination. The market liquidity will be dependent on the perception of the operating business and any steps that its management might take to bring the company to the awareness of investors. There can be no assurance given that there will be any awareness generated. Consequently investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. If a more active market should develop, the price may be highly volatile. Because there may be a low price for our securities, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in the securities, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans. Our shares of common stock are currently quoted the Over-the-Counter Bulletin Board ("OTC BB"). Following a business combination, we may seek the listing of our common stock on the NASDAQ Global Market, NASDAQ Capital Market or a national exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of any of any of these quotation systems or exchanges, or that we will be able to maintain a listing of our common stock on any of these quotation systems or exchanges.

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

Per Share Common Stock Bid Prices by Quarter*

For the Fiscal Year Ended on September 30, 2008
-----------------------------------------------

                                                              High         Low
                                                              ----         ---

Quarter Ended December 31, 2007                               $1.01       $0.20
Quarter Ended March 31, 2008                                  $1.01       $1.01
Quarter Ended June 30, 2008                                   $1.01       $0.20
Quarter Ended September 30, 2008                              $0.55       $0.15

For the Fiscal Year Ended on September 30, 2009
-----------------------------------------------

                                                              High         Low
                                                              ----         ---

Quarter Ended December 31, 2008                               $0.51       $0.15
Quarter Ended March 31, 2009                                  $1.01       $0.15
Quarter Ended June 30, 2009                                   $1.05       $1.01
Quarter Ended September 30, 2009                              $1.05       $0.07

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

As a result of the Reverse Split, the Series A Preferred Stock held by KIG Investors were automatically converted into 2,562,015 shares of common stock, on a post-reverse split basis. Upon the conversion of the Series A Preferred Stock, the 1,600,000 shares of Preferred Stock previously designated as Series A Preferred Stock were automatically returned to the status of authorized and unissued shares of preferred stock, available for future designation and issuance pursuant to the terms of the Certificate of Incorporation. On January 9, 2009, the shares of the Company's common stock held by KIG Investors were distributed to its members (including Keating Investments, LLC) pro rata based on their respective ownership interests in KIG Investors and as a part of the liquidation and dissolution of KIG Investors.

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

On September 14, 2007, the Company offered certain registration rights to Laurus in connection with the issuance of shares of the Company's common stock in settlement of certain debt obligations, pursuant to the terms and conditions contained in that certain registration rights agreement ("Laurus Registration Rights Agreement"). The terms and conditions of the KIG Registration Rights Agreement and the Laurus Registration Rights Agreement are substantially similar. The KIG Registration Rights Agreement and the Laurus Registration Rights Agreement are referred to herein as the "Registration Rights Agreements". The number of shares (on a post-reverse split basis) subject to registration rights for each of the above holders is as follows:

                                        Number of Shares Subject to Registration
            Stockholder                                Rights
    -----------------------------       ----------------------------------------
     Keating Investments, LLC                        1,761,385
     Lionsridge Capital, LLC                           800,630
     Laurus Master Fund, Ltd.                        1,108,172

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

Registration Rights Granted to Other Stockholders

On September 14, 2007, the Company offered certain registration rights to the following stockholders of the Company for the number of (on a post-reverse split basis) listed below, pursuant to terms and conditions of certain registration rights agreements ("Other Registration Rights Agreements").

                                        Number of Shares Subject to Registration
               Stockholder                               Rights
   ----------------------------------   ----------------------------------------
     Halliburton Investor Relations                      49,819
     Feldman Weinstein & Smith, LLP                      21,267
     Kevin R. Keating                                    86,654
     Garisch Financial, Inc.                             86,654
     Dennis Depenbusch                                   20,000

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

Holders

As of September 30, 2009, there were 29 record holders of our common stock and an unknown number of beneficial holders who the Company believes hold our common stock in street name.

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

Debt Securities

None.

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

As of September 30, 2009, the Company had issued and outstanding warrants, on a post-reverse split basis, as follows:

                                  Warrants
          Warrant Holder         Outstanding      Exercise Price     Expiry Date
          --------------         -----------      --------------     -----------

    Wilkinson Family Trust (an         3,334         $  30.00         12/10/2009
    investor)


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

Results of Operations

For the twelve months ended September 30, 2008 and 2009, the Company had no revenues from continuing operations. For the twelve months ended September 30, 2009, the Company had a loss from operations of $(23,868), as compared with a loss from operations of $(39,288) for the twelve months ended September 30, 2008.

For the twelve months ended September 30, 2009, the Company incurred $23,868 of operating expenses, comprised of (a) accounting and audit fees of $7,609, (b) management fees of $12,000 incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC ("Vero"), (c) transfer agent fees of $4,575, and (d) Edgar filing fees of $2,236. The operating expenses were offset by a refund of state franchise taxes of $2,552. For the twelve months ending September 30, 2008, the Company incurred $39,288 of operating expenses, comprised of (a) accounting and audit fees of $17,660, (b) management fees of $12,000 incurred in relation to a broad range of managerial and administrative services provided by Vero, (c) transfer agent fees of $4,179,
(d) Edgar filing fees of $5,132, and (e) miscellaneous expenses of $317.

Liquidity and Capital Resources

As of September 30, 2009 and 2008, the Company had assets equal to $14,477 and $35,295, respectively, comprised exclusively of cash and cash equivalents. The Company's current liabilities as of September 30, 2009 and 2008 were $9,300 and $6,250, respectively, primarily comprised of accrued management fees owed to Vero of $9,000 and $6,000, respectively.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the twelve months ended September 30, 2009 and 2008:

                      Twelve months ended September 30,
                              2009        2008
                            --------    --------

     Operating activities   $(20,868)   $(41,401)
     Investing activities       --          --
     Financing activities       --          --
                            --------    --------

     Net effect on cash     $(20,868)   $(41,401)
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

Going Concern

We currently have no source of operating revenue, and have only limited working capital with which to pursue our business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for us to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about our ability to continue as a going concern. Our auditor has issued a "going concern" qualification as part of his opinion in the Audit Report for the year ended September 30, 2009.

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


Item 7a. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.



Item 8. Financial Statements and Supplementary Data

                              Catalyst Lighting Group, Inc.
                              Index to Financial Statements

Report of Independent Registered Public Accounting Firm                                  21

Condensed Balance Sheets as of September 30, 2009 and September 30, 2008                 22

Condensed Statements of Operations for the Years Ended September 30, 2009 and 2008       23

Condensed Statement of Changes in Stockholders' Equity (Deficit) for the Years Ended
September 30, 2009 and 2008                                                              24

Condensed Statements of Cash Flows for the Years Ended September 30, 2009 and 2008       25

Notes to Financial Statements                                                            26








             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Catalyst Lighting Group, Inc.

We have audited the accompanying balance sheets of Catalyst Lighting Group, Inc.
(the "Company") as of September 30, 2009 and 2008, and the related statement of operations, stockholders' equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of The Public Company
Accounting Oversight Board (U.S.). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Catalyst Lighting Group, Inc.
as of September 30, 2009 and 2008, and the result of its operations and cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Denver, Colorado
November 11, 2009
                                              /s/ Comiskey & Company
                                             PROFESSIONAL CORPORATION



                             Catalyst Lighting Group, Inc.
                               Condensed Balance Sheets


                                                           September 30,   September 30,
                                                                2009           2008
                                                            -----------    -----------

Assets

Current assets
    Cash and cash equivalents                               $    14,477    $    35,295
                                                            -----------    -----------

        Total current assets                                     14,477         35,295
                                                            -----------    -----------

        Total assets                                        $    14,477    $    35,295
                                                            ===========    ===========

Liabilities and Stockholders' Equity

Current liabilities
      Accrued expenses                                      $     9,300    $     6,250
                                                            -----------    -----------

        Total current liabilities                                 9,300          6,250
                                                            -----------    -----------

Stockholders' equity
    Preferred stock, $0.0001 par value; 10,000,000 shares
      authorized; no shares issued and outstanding                 --             --
    Common stock, $0.0001 par value; 200,000,000 shares
      authorized; 4,331,131 shares issued and outstanding           433            433
    Additional paid-in capital                                4,150,986      4,150,986
    (Deficit) accumulated                                    (4,146,242)    (4,122,374)
                                                            -----------    -----------

        Total stockholders' equity                                5,177         29,045
                                                            -----------    -----------

        Total liabilities and stockholders' equity          $    14,477    $    35,295
                                                            ===========    ===========


      The accompanying notes are an integral part of these financial statements.


                          Catalyst Lighting Group, Inc.
                       Condensed Statements of Operations


                                                             Year Ended
                                                            September 30,
                                                         2009           2008
                                                     -----------    -----------

Revenue                                              $      --      $      --

Operating expenses
    General and administrative                            23,868         39,288
                                                     -----------    -----------

      Total operating expenses                            23,868         39,288
                                                     -----------    -----------

      Loss from operations                               (23,868)       (39,288)

Other income (expense)
    Interest expense                                        --             --
                                                     -----------    -----------

      Net (loss)                                     $   (23,868)   $   (39,288)
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


                                                      Catalyst Lighting Group, Inc.
                                    Condensed Statement of Changes in Stockholders' Equity (Deficit)
                                             For the Years Ended September 30, 2009 and 2008



                                      Preferred Stock               Common Stock         Additional                      Total
                                 -------------------------   -------------------------     Paid-In     Accumulated   Stockholders'
                                   Shares         Amount        Shares        Amount       Capital      (Deficit)   Equity (Deficit)
                                 -----------   -----------   -----------   -----------   -----------   -----------  ---------------

Balances at September 30, 2007          --     $      --       4,331,131   $       433   $ 4,150,986   $(4,083,086)   $    68,333

Net loss                                --            --            --            --            --         (39,288)       (39,288)
                                 -----------   -----------   -----------   -----------   -----------   -----------    -----------

Balances at September 30, 2008          --     $      --       4,331,131   $       433   $ 4,150,986   $(4,122,374)   $    29,045

Net loss                                --            --            --            --            --         (23,868)       (23,868)
                                 -----------   -----------   -----------   -----------   -----------   -----------    -----------

Balances at September 30, 2009          --     $      --       4,331,131   $       433   $ 4,150,986   $(4,146,242)   $     5,177



*after giving retroactive effect to 1-for-10 reverse stock split and the reduction in the par value of common stock from $.01 to $.0001 which was completed September 25, 2007.



                            The accompanying notes are an integral part of these financial statements.


                          Catalyst Lighting Group, Inc.
                       Condensed Statements of Cash Flows


                                                                Year Ended
                                                               September 30,
                                                            2009         2008
                                                          --------     --------

Cash Flows From Operating Activities
    Net (loss)                                            $(23,868)    $(39,288)

    Changes in operating assets and liabilities:
      Accounts payable and accrued expenses                  3,050       (2,113)
                                                          --------     --------

        Net cash (used in) operating activities            (20,818)     (41,401)
                                                          --------     --------

Cash Flows From Investing Activities
        Net cash provided by investing activities             --           --
                                                          --------     --------

Cash Flows From Financing Activities
        Net cash provided by financing activities             --           --
                                                          --------     --------

    Net increase (decrease) in cash                        (20,818)     (41,401)

    Cash and cash equivalents, beginning of period          35,295       76,696
                                                          --------     --------

    Cash and cash equivalents, end of period              $ 14,477     $ 35,295
                                                          ========     ========

Supplemental Disclosure of Cash Flow Information
Cash paid for interest                                    $   --       $   --



   The accompanying notes are an integral part of these financial statements.

                                       25

                          Catalyst Lighting Group, Inc.
                          Notes to Financial Statements
                               September 30, 2009


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

     On June 23, 2008, the Company entered into a letter of intent with Organic Bouquet, Inc. and Organic Style Limited., pursuant to which the Company intends to combine with Organic either through a merger between Organic and a wholly owned subsidiary of the Company, or an exchange of shares of stock of Organic for shares of common stock of the Company. On August 18, 2008, the Company terminated the letter of intent since the parties had not executed definitive and final agreements by July 31, 2008.

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

     Going Concern

     Since inception, the Company and its former subsidiary have a cumulative net loss of $4,146,242. Since inception, the Company has also been dependent upon the receipt of capital investment or other financing to fund its operations. The Company currently has no source of operating revenue, and has only limited working capital with which to pursue its business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations

                          Catalyst Lighting Group, Inc.
                          Notes to Financial Statements
                               September 30, 2009


     until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for the Company to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

     Income Taxes

     The Company accounts for income taxes in accordance with Accounting Standards Codification Topic 740, Income Taxes ("Topic 740"), which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized.

     Topic 740 provides guidance on the accounting for uncertainty in income taxes recognized in a company's financial statements. Topic 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

     The Company performed a review of its material tax positions. At the adoption date of October 1, 2007, the Company had no unrecognized tax benefits as a result of tax positions taken in a prior period. During the fiscal years ended September 30, 2008 and 2009, there were no increases or decreases in unrecognized tax benefits as a result of tax positions taken during those fiscal years, there were no decreases in unrecognized tax benefits relating to settlements with taxing authorities, and there were no reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations. As of September 30, 2008 and 2009, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate. As of September 30, 2009, the Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date. Generally, the Company's tax years ended September 30, 1999 and after remain subject to examination by major taxing jurisdictions.

     The Company has elected to classify any interest or penalties recognized with respect to any unrecognized tax benefits as income taxes. During the fiscal years ended September 30, 2008 and 2009, the Company did not recognize any amounts for interest or penalties with respect to any unrecognized tax benefits. As of September 30, 2008 and 2009, no amounts for interest or penalties with respect to any unrecognized tax benefits have been accrued.

     Cash and Cash Equivalents

     Cash and cash equivalents, if any, include all highly liquid instruments with an original maturity of three months or less at the date of purchase.

                          Catalyst Lighting Group, Inc.
                          Notes to Financial Statements
                               September 30, 2009


     Fair Value of Financial Instruments

     On July 1, 2008, the Company adopted Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures ("Topic 820"). Topic 820 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

          o Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

          o Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

          o Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

     The fair value of the Company's cash and cash equivalents, accrued liabilities and accounts payable approximate carrying value because of the short-term nature of these items.

     Revenue Recognition

     The Company recognizes revenue in accordance with Accounting Standards Codification Section 605-10-S99, Revenue Recognition, Overall, SEC Materials ("Section 605-10-S99"). Section 605-10-S99 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. The Company had no operations and no revenue for the years ended September 30, 2009 and 2008.

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

     Comprehensive Loss

     Comprehensive loss is defined as all changes in stockholders' equity, exclusive of transactions with owners, such as capital investments. Comprehensive loss includes net loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the year ended September 30, 2009, the Company's comprehensive loss was the same as its net loss.

     Stock Compensation for Services Rendered

     The Company accounts for equity instruments issued to non-employees in accordance with the provisions of Accounting Standards Codification Topic 718, Compensation - Stock Compensation ("Topic 718") and Accounting Standards Codification Section 505-50, Equity, Equity-Based Payments to Non-employees ("Section 505-50"). All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty's performance is complete or the date on which it is probable that performance will occur.

     Recently Issued Accounting Pronouncements

     In March 2008, the FASB issued amendments to Accounting Standards Codification Sections 815-10-15 and 815-10-65, Derivatives and Hedging, Overall. These amendments expand the disclosure requirements by requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit risk-related contingent features in derivative agreements. These amendments are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

                          Catalyst Lighting Group, Inc.
                          Notes to Financial Statements
                               September 30, 2009


     In April 2008, the FASB issued amendments to Accounting Standards Codification Section 350-10 through 30, Intangibles - Goodwill and Others. These amendments modify the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. These amendments are effective for the Company's fiscal year beginning October 1, 2009, with early adoption prohibited.

     In May 2008, the FASB issued amendments to Accounting Standards Codification Section 470-20, Debt, Debt with Conversion and Other Options which clarifies the treatment of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). These amendments also specify that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. These amendments are effective for the Company's fiscal year beginning October 1, 2009.

     In June 2008, the FASB amended Accounting Standards Codification Section 260-10, Earnings per Share, Overall. These amendments address whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method. These amendments require companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. These amendments will be effective for the Company's fiscal year beginning October 1, 2009, with early adoption prohibited.

     In May 2009, the FASB amended Accounting Standards Codification Section 855-10, Subsequent Events, Overall. These amendments establish the general standards of accounting for, and disclosure of, events that occur after the balance sheet date, but before financial statements are issued or available to be issued. These amendments are effective for interim and fiscal periods ending after June 15, 2009. The Company has evaluated subsequent events for the period from September 30, 2009, the date of these financial statements, through November 13, 2009, which represents the date the Company intends to file these financial statements with the Securities and Exchange Commission. Pursuant to the requirements of Accounting Standards Codification Section 855-10, there were no events or transactions occurring during this subsequent event reporting period that require recognition or disclosure in these financial statements. With respect to this disclosure, the Company has not evaluated subsequent events occurring after November 2, 2009.

     In June 2009, the FASB issued Accounting Standards Update No. 2009-01, Generally Accepted Accounting Principles--amendments based on--Statement of Financial Accounting Standards No. 168--The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, amending Accounting Standards Codification Section 105, Generally Accepted Accounting Principles ("Update No. 2009-01") which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. Update No. 2009-01 is effective for interim and fiscal periods ending after September 15, 2009.

     In August 2009, the FASB issued Accounting Standards Update No. 2009-04, Accounting for Redeemable Equity Instruments--Amendment to Section 480-10-S99 (SEC Update), amending Accounting Standards Codification Section 480-10-S99, Distinguishing Liabilities from Equity, Overall ("Update No. 2009-04"), which requires certain securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date, (2) at the option of the holder, or (3) upon the occurrence of an event that is not solely within the control of the issuer. Update No. 2009-04 is effective for interim and fiscal periods ending after August 26, 2009.

     In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Fair Value Measurements and Disclosures (Topic 820)--Measuring Liabilities at Fair Value, amending Accounting Standards Codification Section 820-10, Fair Value Measurements and Disclosures, Overall ("Update No. 2009-05"), which provides clarification of the fair value measurement of liabilities in circumstances in which a quoted price in an active market for the identical liability is not available. Update No. 2009-05 is effective for interim and fiscal periods ending after August 26, 2009.

                          Catalyst Lighting Group, Inc.
                          Notes to Financial Statements
                               September 30, 2009


     In September 2009, the FASB issued Accounting Standards Update No. 2009-06, Income Taxes (Topic 740)--Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities, amending Accounting Standards Codification Section 740, Income Taxes ("Update No. 2009-06"), which provides implementation guidance on accounting for uncertainty in income taxes. The implementation guidance applies to all non-government entities, and the disclosure amendments apply only to non-public entities. Update No. 2009-06 is generally effective for interim and fiscal periods ending after September 15, 2009.

     The adoption of these new Standards, when effective, did not have, and is not expected to have, a material effect on the Company's financial position, results of operations, or cash flows.

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

                          Catalyst Lighting Group, Inc.
                          Notes to Financial Statements
                               September 30, 2009


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

     All of the foregoing shares of common stock issued by the Company were issued under an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended ("Securities Act"). As such, the shares of common stock so issued are restricted shares, and the holder thereof may not sell, transfer or otherwise dispose of such shares without registration under the Securities Act or an exemption therefrom. The Company has granted piggyback registration rights to each of the recipients of the foregoing stock issuances with respect to the above shares. In addition, demand registration rights have been granted to the Investor and its transferees and the Entity.

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

                          Catalyst Lighting Group, Inc.
                          Notes to Financial Statements
                               September 30, 2009


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

     As of September 30, 2009, after giving effect to the Reverse Split, there were 4,331,131 shares of common stock, par value $0.0001 per share, issued and outstanding. Except as otherwise noted, all references to shares of the Company's common stock shall refer to the shares of common stock after giving effect to the Reverse Split and the reduction of the par value per share.

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

     As of September 30, 2009, the Company had issued and outstanding warrants, on a post-split basis, as follows:

                                       Warrants       Exercise
            Warrant Holder           Outstanding       Price       Expiry Date
     ----------------------------    -----------      --------     -----------

     Wilkinson Family Trust (an           3,334       $ 30.00       12/10/2009
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

     Management Agreement

     On October 1, 2007, the Company and Vero entered into an agreement whereby Vero will provide to the Company a broad range of managerial and administrative services for a fixed fee of $1,000 per month, for an initial period of twelve months. At the end of the initial twelve month term, the agreement will continue to remain in effect until terminated in writing by either party. For the years ended September 30, 2009 and 2008, the Company recorded $12,000 and $12,000, respectively, of managerial and administrative expenses associated with this agreement which are included as a component of general and administrative expenses in the accompanying condensed statements of operations. As of September 30, 2009 and 2008, the Company had accrued and unpaid management fees owed to Vero of $9,000 and $6,000, respectively. As of September 30, 2009 and 2008, the Company had accrued and unpaid management fees owed to Vero of $9,000 and $6,000, respectively.

6.   Income Taxes

     The following is a reconciliation between the federal income tax benefit computed at the statutory federal income tax rate and actual income tax benefit (in thousands):

                          Catalyst Lighting Group, Inc.
                          Notes to Financial Statements
                               September 30, 2009


                                                               Year Ended
                                                              September 30,
                                                              ------------
                                                              2009    2008
                                                              ----    ----


     Federal income tax expense (benefit) at statutory rate   $ (8)   $(13)

     State income taxes, net of federal income tax effect      --      --

     Valuation allowance                                         8      13
                                                              ----    ----

                          Total income tax benefit            $--     $--
                                                              ====    ====


     At September 30, 2009, the Company had a net operating loss carry forward for federal and state income tax purposes of approximately $2.7 million available to offset future taxable income through 2029. This operating loss is limited under the change of control provisions of Section 382 of the Internal Revenue Code.

     Prior net operating loss carry forwards were reduced effective April 24, 2006 principally as a result of cancellation of debt in the Chapter 11 proceedings.

     A valuation allowance of $2.7 million was established at September 30, 2009 to offset the benefit from the net operating loss carry forward to the extent it is more likely than not, based upon available evidence, that the recorded value will not be realized. Realization is dependent on the existence of sufficient taxable income within the carry forward period. In August 2007, upon the issuance of common shares in settlement of liabilities, the Company underwent a change of control pursuant to Section
     382. Net operating losses prior to the change of control are limited in post change periods under Section 382. Cancellation of indebtedness income subsequent to the change in control has been excluded from taxable income due to the insolvency of the company, and has the effect of reducing the pre-change net operating loss carry forward.

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

Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As of September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management's Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities & Exchange Act of 1934 ("Exchange Act"). Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control--Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2009.

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

Change in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9b. Other Information.

None.

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of Directors and Executive Officers

Our sole officer and director and additional information concerning him is as follows:

        Name             Age                      Position
--------------------   -------  ---------------------------------------------
  Kevin R. Keating       69     Chief Executive Officer, Chief Financial
                                Officer, President, Secretary and Treasurer and Director

The term of office of each director expires at our annual meeting of stockholders or until their successors are duly elected and qualified. Except as set forth in Item 11 of this Annual Report, the Directors are not compensated for serving as such. Officers serve at the discretion of the Board of Directors.

Kevin R. Keating has served as a director of the Company since its inception. Mr. Keating was appointed Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer on August 23, 2007. Mr. Keating is the Managing Member of Vero Management, LLC, which provides managerial, administrative, and financial consulting services for micro-cap public companies.

For more than 40 years he has been engaged in various aspects of the investment business. Mr. Keating began his Wall Street career with the First Boston Corporation in New York in 1965. From 1967 through 1974, he was employed by several institutional research boutiques where he functioned as Vice President Institutional Equity Sales. From 1974 until 1982, Mr. Keating was the President and Chief Executive Officer of Douglas Stewart, Inc., a New York Stock Exchange member firm. From 1982 through 2006, he was associated with a variety of securities firms as a registered representative servicing the investment needs of high net worth individual investors.

Additionally, Mr. Keating currently serves as the sole officer and director of Forex365, Inc., a public shell company that is quoted on the OTC BB. Also, he is the sole officer and director of Wentworth IV, Inc., Wentworth V, Inc., Wentworth VI, Inc., Wentworth VII, Inc., and Wentworth VIII, Inc., all of which are publicly-reporting, non-trading, blank check, shell companies.

Significant Employees

None.

Family Relationships

Timothy J. Keating, who may be deemed a beneficial owner of shares of the Company's common stock by virtue of his relationship with Keating Investments, LLC, is the son of Kevin R. Keating, our Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and sole director.

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

Board Meetings; Nominating and Compensation Committees

The Board of Directors took a number of actions by written consent of all of the directors during the fiscal year ended September 30, 2009. Such actions by the written consent of all directors are, according to Delaware corporate law and the Company's by-laws, as valid and effective as if they had been passed at a meeting of the directors duly called and held. The Company's directors and officers do not receive remuneration from the Company unless approved by the Board of Directors or pursuant to an employment contract. No compensation has been paid to the Company's directors for attendance at any meetings during the last fiscal year.

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

Except as set forth in the summary compensation table below, during the fiscal years ended September 30, 2007, 2008 and 2009, the Company has not provided any salary, bonus, annual or long-term equity or non-equity based incentive programs, health benefits, life insurance, tax-qualified savings plans, special employee benefits or perquisites, supplemental life insurance benefits, pension or other retirement benefits or any type of nonqualified deferred compensation programs for its executive officers or employees.

On September 14, 2007, the Company issued Kevin R. Keating 86,654 shares of the Company's common stock, on a post-reverse split basis, valued at $8,665 for consulting services provided by Mr. Keating. Mr. Keating will not receive any further remuneration until the consummation of a business combination. However, please see Item 13, Certain Relationships and Related Transactions, below for a full discussion of a certain agreement between the Company and Vero, a limited liability company for which Mr. Keating is the sole member and manager. Mr. Keating intends to devote very limited time to our affairs.

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

Summary Compensation Table

The following table summarizes the total compensation paid to or earned by each of the Company's named executive officers who served as executive officers during all or a portion of the fiscal years ended September 30, 2007, 2008 and 2009.


---------------- ------ ------- ------- -------- --------- -----------   -------------  ------------  ------------
      (a)         (b)     (c)     (d)      (e)     (f)        (g)           (h)             (i)           (j)
---------------- ------ ------- ------- -------- --------- -----------   -------------  ------------  ------------
                                                           Non-equity    Non-qualified
                                                           Incentive     Deferred
   Name and                              Stock    Option   Plan          Compensation     All Other      Total
   Principal            Salary   Bonus   Awards   Awards   Compensation  Earnings       Compensation  Compensation
   Position       Year    ($)     ($)     ($)      ($)        ($)           ($)             ($)           ($)
---------------- ------ ------- ------- -------- --------- -----------   -------------  ------------  ------------
Dennis            2009    $0      $0       $0      $0         $0            $0             $0              $0
Depenbusch        2008    $0      $0       $0      $0         $0            $0             $0              $0
(former CEO       2007    $0      $0     $2,000    $0         $0            $0             $0            $2,000
and CFO)(1)

---------------- ------ ------- ------- -------- --------- -----------   -------------  ------------  ------------
Kevin R.          2009    $0      $0       $0      $0         $0            $0             $0              $0
Keating (CEO,     2008    $0      $0       $0      $0         $0            $0             $0              $0
Pres., CFO,       2007    $0      $0     $8,665    $0         $0            $0             $0            $8,665
Tres. and
Secry.)(2)
---------------- ------ ------- ------- -------- --------- -----------   -------------  ------------  ------------


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

Compensation of Directors

During the fiscal years ended September 30, 2007, 2008 and 2009, except as set forth above, Messrs. Depenbusch and Keating did not receive separate compensation for their services as a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters.

The following table sets forth certain information regarding the Company's common stock beneficially owned on October 21, 2009, for (i) each shareholder the Company knows to be the beneficial owner of 5% or more of its outstanding common stock, (ii) each of the Company's executive officers and directors, and
(iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. To the best of the Company's knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. At October 21, 2009, 4,331,131 shares of the Company's common stock were outstanding.

                                       40

                                            Number of Shares            Percent
     Name and Address                      Beneficially Owned          of Shares
     ----------------                      ------------------          ---------

Kevin R. Keating (1)                             96,880                    2.2%
190 Lakeview Way
Vero Beach, Florida 32963

Laurus Master Fund, Ltd                         1,108,172                 25.6%
335 Madison Avenue, 10th Floor
New York, New York 10017

Keating Investments, LLC (2)                    1,794,972                 41.4%
c/o Timothy J. Keating, Manager
5251 DTC Parkway, Suite 1000
Greenwood Village, Colorado 80111

Timothy J. Keating (3)                          1,794,972                 41.4%
5251 DTC Parkway, Suite 1000
Greenwood Village, Colorado 80111

Lionsridge Capital, LLC (4)                      800,630                  18.5%
c/o Frederic M. Schweiger, Manager
2395 Woodglen Drive
Aurora, Illinois 60502

Frederic M. Schweiger (5)                        889,284                  20.5%
2395 Woodglen Drive
Aurora, Illinois 60502

All Executive Officers and Directors as a         96,880                   2.2%
group


(1) Kevin R. Keating has been a director of the Company since March 2001. He was appointed Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer on August 23, 2007.

(2) Keating Investments' beneficial ownership includes 1,794,972 shares of common stock owned directly by Keating Investments. Keating Investments' beneficial interest includes 1,761,385 shares of the Company's common stock received in the liquidation and dissolution of KIG Investors on January 9, 2009. Keating Investments is managed by Timothy J. Keating.

(3) Timothy J. Keating has voting and investment control over the securities owned by Keating Investments, and therefore Timothy J. Keating may be deemed a beneficial owner of the 1,794,972 shares of common stock deemed beneficially owned by Keating Investments.

(4) The beneficial interest of Lionsridge Capital, LLC ("Lionsridge") includes 800,630 shares of the Company's common stock received in the liquidation and dissolution of KIG Investors on January 9, 2009. Lionsridge is owned and managed by Frederic M. Schweiger.

(5) Frederic M. Schweiger has voting and investment control over the securities owned by Garisch Financial, Inc., which owns 88,654 shares of the Company's common stock. In addition, Frederic M. Schweiger has voting and investment control over the securities owned by Lionsridge. Therefore Frederic M. Schweiger may be deemed a beneficial owner of 889,284 shares of the Company's common stock.

Item 13. Certain Relationships and Related Transactions, Director Independence.

On August 22, 2007, the Company entered into a revolving loan agreement with Keating Investments, LLC ("Lender"). Pursuant to this agreement, the Lender agreed to make advances to the Company from time to time at the request of the Company. The advances outstanding were not to exceed $30,000. The Company was required to repay the outstanding advances in full on or before October 22, 2007. The advances bear interest commencing September 22, 2007 at a rate of 6% per annum. The Lender made advances of $25,000 and $5,000 on August 27, 2007 and September 5, 2007, respectively. The advances were used for working capital purposes and to pay certain accrued liabilities and service providers. On September 19, 2007, these advances were repaid in full from the proceeds of the Preferred Stock Purchase. Keating Investments, LLC was the managing member of KIG Investors.

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

Item 14. Principal Accountant Fees and Services

Comiskey & Company, P.C. ("Comiskey & Company") is the Company's independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Comiskey & Company for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided in connection with statutory and regulatory filings were $6,359 for the fiscal year ended September 30, 2009 and $6,250 for the fiscal year ended September 30, 2008.

Audit-Related Fees

There were no fees billed by Comiskey & Company for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements for the fiscal years ended September 30, 2009 and 2008.

Tax Fees

There were $1,250 in fees billed by Comiskey & Company for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended September 30, 2009 and $1,250 for the fiscal year ended September 30, 2008.

All Other Fees

There were no fees billed by Comiskey & Company for other products and services for the fiscal years ended September 30, 2009 and 2008.

Audit Committee's Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

                                     PART IV


Item 15. Exhibits and Financial Statement Schedules

Financial Statements

The Company's financial statements are included in Item 8 of this Annual Report.

Financial Statement Schedules

All schedules are omitted because they are not applicable or have been provided in Item 8 of this Annual Report.

Exhibits

Exhibit
 Number                            Description
-------   ----------------------------------------------------------------------

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

  10.9 Registration Rights Agreement between Laurus Master Fund, Ltd. and the Company dated September 14, 2007

 10.10 Revolving Loan Agreement between Keating Investments, LLC and the Company dated August 22, 2007

 10.11 Consulting Agreement between Garisch Financial, Inc. and the Company dated September 13, 2007

 10.12 Agreement between the Company and Vero Management, LLC, dated as of October 1, 2007

  31.1 Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-K for the year ended September 30, 2009.

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

Date:  November 13, 2009                    Catalyst Lighting Group, Inc.


                                            By: /s/ Kevin R. Keating
                                                ------------------------
                                                Kevin R. Keating
                                                Chief Executive Officer

     In accordance with the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the following capacities on November 13, 2009.

Signatures                                  Title
----------                                  -----

/s/ Kevin R. Keating                        Chief Executive Officer,
---------------------                       Chief Financial Officer, President,
Kevin R. Keating                            Treasurer, Secretary and
                                            Sole Director