Form 10-Q
period 2009-12-31
CATALYST LIGHTING GROUP INC
filed 2010-01-13
CIK 1161582

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended: December 31, 2009

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

As of January 7, 2010, there were 4,331,131 shares of common stock, par value $0.0001 per share, outstanding.


                                       TABLE OF CONTENTS

                                                                                                  Page
                                                                                                  ----


PART I - FINANCIAL INFORMATION:

Item 1.   Financial Statements:                                                                     1

          Balance Sheets as of December 31, 2009 (unaudited) and September 30, 2009                 2

          Statements of Operations for the Three Months Ended December 31, 2009 and 2008
          (unaudited)                                                                               3

          Statements of Changes in Stockholders' Equity (Deficit) for the Three Months
          Ended December 31, 2009 (unaudited) and the Year Ended September 30, 2009                 4

          Statements of Cash Flows for the Three Months Ended December 31, 2009 and 2008
          (unaudited)                                                                               5

          Notes to Financial Statements (unaudited)                                                 6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations    17

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                               22

Item 4T.  Controls and Procedures                                                                  22

PART II - OTHER INFORMATION:

Item 1.   Legal Proceedings                                                                        23

Item 1A.  Risk Factors                                                                             23

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds                              23

Item 3.   Defaults Upon Senior Securities                                                          23

Item 4.   Submission of Matters to a Vote of Security Holders                                      23

Item 5.   Other Information                                                                        23

Item 6.   Exhibits                                                                                 24

          Signatures                                                                               25


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


























                             Catalyst Lighting Group, Inc.
                               Condensed Balance Sheets

                                                            December 31    September 30,
                                                                2009           2009
                                                            (unaudited)
                                                            -----------    -----------

Assets

Current assets
    Cash and cash equivalents                               $     9,833    $    14,477
                                                            -----------    -----------

        Total current assets                                      9,833         14,477
                                                            -----------    -----------

        Total assets                                        $     9,833    $    14,477
                                                            ===========    ===========

Liabilities and Stockholders' Equity

Current liabilities
      Accrued expenses                                      $    12,300    $     9,300
                                                            -----------    -----------

        Total current liabilities                                12,300          9,300
                                                            -----------    -----------

Stockholders' equity
    Preferred stock, $0.0001 par value; 10,000,000 shares
      authorized; no shares issued and outstanding                 --             --
    Common stock, $0.0001 par value; 200,000,000 shares
      authorized; 4,331,131 shares issued and outstanding           433            433
    Additional paid-in capital                                4,150,986      4,150,986
    (Deficit) accumulated                                    (4,153,886)    (4,146,242)
                                                            -----------    -----------

        Total stockholders' equity                               (2,467)         5,177
                                                            -----------    -----------

        Total liabilities and stockholders' equity          $     9,833    $    14,477
                                                            ===========    ===========


      The accompanying notes are an integral part of these financial statements.


                          Catalyst Lighting Group, Inc.
                       Condensed Statements of Operations

                                                       Three Months Ended
                                                           December 31
                                                     2009               2008
                                                  (Unaudited)       (Unaudited)
                                                  -----------       -----------

Revenue                                           $      --         $      --

Operating expenses
    General and administrative                          7,644             9,598
                                                  -----------       -----------

      Total operating expenses                          7,644             9,598
                                                  -----------       -----------

      Loss from operations                             (7,644)           (9,598)

Other income (expense)
    Interest expense                                     --                --
                                                  -----------       -----------

      Net (loss)                                  $    (7,644)      $    (9,598)
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


                                                   Catalyst Lighting Group, Inc.
                                 Condensed Statements of Changes in Stockholders' Equity (Deficit)
                                     for the Three Months Ended December 31, 2009 (unaudited)
                                               and the Year Ended September 30, 2009


                                      Preferred Stock              Common Stock           Additional                    Total
                                 -------------------------   -------------------------     Paid-In     Accumulated   Stockholders'
                                   Shares        Amount        Shares        Amount        Capital      (Deficit)   Equity (Deficit)
                                 -----------   -----------   -----------   -----------   -----------   -----------  ---------------

Balances at October 1, 2008             --     $      --       4,331,131   $       433   $ 4,150,986   $(4,122,374)   $    29,045

Net loss                                --            --            --            --            --         (23,868)       (23,868)
                                 -----------   -----------   -----------   -----------   -----------   -----------    -----------

Balances at September 30, 2009          --     $      --       4,331,131   $       433   $ 4,150,986   $(4,146,242)   $     5,177

Net loss                                --            --            --            --            --          (7,644)        (7,644)
                                 -----------   -----------   -----------   -----------   -----------   -----------    -----------

Balances at December 31, 2009           --     $      --       4,331,131   $       433   $ 4,150,986   $(4,153,886)   $    (2,467)

*after giving retroactive effect to 1-for-10 reverse stock split and the reduction in the par value of common stock from
$.01 to $.0001 which was completed September 25, 2007.






                            The accompanying notes are an integral part of these financial statements.

                                                               4

                          Catalyst Lighting Group, Inc.
                       Condensed Statements of Cash Flows

                                                            Three Months Ended
                                                               December 31
                                                            2009         2008
                                                        (Unaudited)  (Unaudited)
                                                          --------     --------

Cash Flows From Operating Activities
    Net (loss)                                            $ (7,644)    $ (9,598)

    Changes in operating assets and liabilities:
      Accounts payable and accrued expenses                  3,000        7,176
                                                          --------     --------

        Net cash (used in) operating activities             (4,644)      (2,422)
                                                          --------     --------

Cash Flows From Investing Activities
        Net cash provided by investing activities             --           --
                                                          --------     --------

Cash Flows From Financing Activities
        Net cash provided by financing activities             --           --
                                                          --------     --------

    Net increase (decrease) in cash                         (4,644)      (2,422)

    Cash and cash equivalents, beginning of period          14,477       35,295
                                                          --------     --------

    Cash and cash equivalents, end of period              $  9,833     $ 32,873
                                                          ========     ========

Supplemental Disclosure of Cash Flow Information
Cash paid for interest                                    $   --       $   --




   The accompanying notes are an integral part of these financial statements.

                          Catalyst Lighting Group, Inc.
                     Notes to Condensed Financial Statements
                                December 31, 2009

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

     These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's financial statements. Operating results for the three months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2010.

     The Company recommends that the accompanying condensed financial statements for the interim period be read in conjunction with the Company's financial statements for the year ended September 30, 2009 and 2008 included in the Company's Annual Report on Form 10-K as filed on or about November 13, 2009.

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

                          Catalyst Lighting Group, Inc.
                     Notes to Condensed Financial Statements
                                December 31, 2009

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

     Going Concern

     Since inception, the Company and its former subsidiary have a cumulative net loss of $4,153,886. Since inception, the Company has also been dependent upon the receipt of capital investment or other financing to fund its operations. The Company currently has no source of operating revenue, and has only limited working capital with which to pursue its business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for the Company to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

                          Catalyst Lighting Group, Inc.
                     Notes to Condensed Financial Statements
                                December 31, 2009

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

     The Company performed a review of its material tax positions. At the adoption date of October 1, 2007, the Company had no unrecognized tax benefits as a result of tax positions taken in a prior period. During the fiscal quarters ended December 31, 2009 and 2008, there were no increases or decreases in unrecognized tax benefits as a result of tax positions taken during those fiscal quarter, there were no decreases in unrecognized tax benefits relating to settlements with taxing authorities, and there were no reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations. As of December 31, 2009, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate. As of December 31, 2009, the Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date. Generally, the Company's tax years ended September 30, 1999 and after remain subject to examination by major taxing jurisdictions.

     The Company has elected to classify any interest or penalties recognized with respect to any unrecognized tax benefits as income taxes. During the fiscal quarters ended December 31, 2009 and 2008, the Company did not recognize any amounts for interest or penalties with respect to any unrecognized tax benefits. As of December 31, 2009, no amounts for interest or penalties with respect to any unrecognized tax benefits have been accrued.

     Cash and Cash Equivalents

     Cash and cash equivalents, if any, include all highly liquid instruments with an original maturity of three months or less at the date of purchase.

                          Catalyst Lighting Group, Inc.
                     Notes to Condensed Financial Statements
                                December 31, 2009

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

     Revenue Recognition

     The Company recognizes revenue in accordance with Accounting Standards Codification Section 605-10-S99, Revenue Recognition, Overall, SEC Materials ("Section 605-10-S99"). Section 605-10-S99 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. The Company had no operations and no revenue for the fiscal quarters ended December 31, 2009 and 2008.

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

     Comprehensive Loss

     Comprehensive loss is defined as all changes in stockholders' equity, exclusive of transactions with owners, such as capital investments. Comprehensive loss includes net loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the quarter ended December 31, 2009, the Company's comprehensive loss was the same as its net loss.

     Stock Compensation for Services Rendered

     The Company accounts for equity instruments issued to non-employees in accordance with the provisions of Accounting Standards Codification Topic 718, Compensation - Stock Compensation ("Topic 718") and Accounting Standards Codification Section 505-50, Equity, Equity-Based Payments to

                          Catalyst Lighting Group, Inc.
                     Notes to Condensed Financial Statements
                                December 31, 2009

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

     In May 2009, the FASB amended Accounting Standards Codification Section 855-10, Subsequent Events, Overall. These amendments establish the general standards of accounting for, and disclosure of, events that occur after the balance sheet date, but before financial statements are issued or available to be issued. These amendments are effective for interim and fiscal periods ending after June 15, 2009. The Company has evaluated subsequent events for the period from December 31, 2009, the date of these financial statements, through January 13, 2010, which represents the date the Company intends to file these financial statements with the Securities and Exchange

                          Catalyst Lighting Group, Inc.
                     Notes to Condensed Financial Statements
                                December 31, 2009

     Commission. Pursuant to the requirements of Accounting Standards Codification Section 855-10, there were no events or transactions occurring during this subsequent event reporting period that require recognition or disclosure in these financial statements. With respect to this disclosure, the Company has not evaluated subsequent events occurring after January 13, 2010.

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

     In January 2010, the FASB issued Accounting Standards Update No. 2010-01, Equity (Topic 505)--Accounting for Distributions to Shareholders with Components of Stock and Cash, a consensus of the FASB Emerging Issues Task Force ("Update No. 2010-01"). The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share

                          Catalyst Lighting Group, Inc.
                     Notes to Condensed Financial Statements
                                December 31, 2009

     prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings per Share). Update No. 2010-01 is generally effective for interim and fiscal periods ending on or after December 15, 2009, and should be applied on a retrospective basis.

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

                          Catalyst Lighting Group, Inc.
                     Notes to Condensed Financial Statements
                                December 31, 2009

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

                          Catalyst Lighting Group, Inc.
                     Notes to Condensed Financial Statements
                                December 31, 2009

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

     As of December 31, 2009, after giving effect to the Reverse Split, there were 4,331,131 shares of common stock, par value $0.0001 per share, issued and outstanding. Except as otherwise noted, all references to shares of the Company's common stock shall refer to the shares of common stock after giving effect to the Reverse Split and the reduction of the par value per share.

                          Catalyst Lighting Group, Inc.
                     Notes to Condensed Financial Statements
                                December 31, 2009

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

     On December 10, 2009, warrants to purchase 3,334 shares, on a post split basis, of the Company's common stock at an exercise price of $30.00 expired without being exercised.

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

       Management Agreement

       On October 1, 2007, the Company and Vero entered into an agreement whereby Vero will provide to the Company a broad range of managerial and administrative services for a fixed fee of $1,000 per month, for an initial period of twelve months. At the end of the initial twelve month term, the agreement will continue to remain in effect until terminated in writing by either party. For the quarters ended December 31, 2009 and

                          Catalyst Lighting Group, Inc.
                     Notes to Condensed Financial Statements
                                December 31, 2009

     2008, the Company recorded $3,000 and $3,000, respectively, of managerial and administrative expenses associated with this agreement which are included as a component of general and administrative expenses in the accompanying condensed statements of operations. As of December 31, 2009 and 2008, the Company had accrued and unpaid management fees owed to Vero of $12,000 and $9,000, respectively.

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

     We may retain any entity to act as a "finder" or a consultant to identify and/or analyze the merits of potential target businesses.

Results of Operation

     For the three months ended December 31, 2008 and 2009, the Company had no revenues from continuing operations. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

     For the three months ended December 31, 2009, the Company had a net loss of $7,644, as compared with a net loss of $9,598 for the corresponding period in 2008. For the three months ending December 31, 2009, the Company incurred $7,644 of operating expenses, comprised of (a) accounting and audit fees of $2,950, (b) management fees of $3,000 incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC ("Vero"), (c) transfer agent fees of $1,181, and (d) Edgar filing fees of $513. For the three months ending December 31, 2008, the Company incurred $9,598 of operating expenses, comprised of (a) accounting and audit fees of $4,500, (b) management fees of $3,000 incurred in relation to a broad range of managerial and administrative services provided by Vero, (c) transfer agent fees of $1,222, and
(d) Edgar filing fees of $876.

Liquidity and Capital Resources

     As of December 31, 2009, the Company had assets equal to $9,833, comprising exclusively of cash. The Company's current liabilities as of December 31, 2009 included $12,300 of accrued expenses, consisting of $12,000 in management fees owed to Vero and $300 for fees owed to other service providers.

     The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended December 31, 2009 and 2008:

                       Three months ended December 31,
                              2009       2008
                            -------    -------

     Operating activities   $(4,644)   $(2,422)
     Investing activities      --         --
     Financing activities      --         --
                            -------    -------

     Net effect on cash     $(4,644)   $(2,422)
                            =======    =======

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

Going Concern

     We currently have no source of operating revenue, and have only limited working capital with which to pursue our business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for us to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about our ability to continue as a going concern. Our auditor has issued a "going concern" qualification as part of his opinion in the Audit Report for the year ended September 30, 2009, and our unaudited financial statements for the quarter ended December 31, 2009 include a "going concern" footnote.

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

     As of December 31, 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

     There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2009 that have materially affected or are reasonably likely to materially affect our internal controls.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

     To the best knowledge of our sole officer and director, the Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

     As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item. See the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 13, 2009 which identifies and discloses certain risks and uncertainties including, without limitation, those "Risk Factors" included in
Item 1A of the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     None.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

   Exhibit
    Number                             Description
-------------- -----------------------------------------------------------------
     2.1* Certificate of Ownership and Merger, as filed with the Delaware Secretary of State on September 23, 2003

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

    10.9* Registration Rights Agreement between Laurus Master Fund, Ltd. and the Company dated September 14, 2007

    10.10* Revolving Loan Agreement between Keating Investments, LLC and the Company dated August 22, 2007

    10.11* Consulting Agreement between Garisch Financial, Inc. and the Company dated September 13, 2007

    10.12* Agreement between the Company and Vero Management, LLC, dated as of October 1, 2007

    31.1** Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2009.

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


Dated: January 13, 2010                    Catalyst Lighting Group, Inc.


                                           By: /s/ Kevin R. Keating
                                               ------------------------
                                               Kevin R. Keating
                                               President, Secretary and Director