Form 10-K/A
period 2009-09-30
CATALYST LIGHTING GROUP INC
filed 2010-01-19
CIK 1161582

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




   This Amendment No. 1 is being filed solely to provide a revised Section 302 Certification from the Company's Principal Executive Officer and Principal
           Financial Officer which is attached hereto as Exhibit 31.1


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

Date:  January 19, 2010                     Catalyst Lighting Group, Inc.


                                            By: /s/ Kevin R. Keating
                                                ------------------------
                                                Kevin R. Keating
                                                Chief Executive Officer

     In accordance with the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the following capacities on January 19, 2010.

Signatures                                  Title
----------                                  -----

/s/ Kevin R. Keating                        Chief Executive Officer,
---------------------                       Chief Financial Officer, President,
Kevin R. Keating                            Treasurer, Secretary and
                                            Sole Director