Form 10-Q
period 2010-03-31
CATALYST LIGHTING GROUP INC
filed 2010-05-13
CIK 1161582

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2010

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 000-50385

Catalyst Lighting Group, Inc.
(Exact name of registrant issuer as specified in its charter)

Delaware	84-1588927
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1328 West Balboa Boulevard Suite C, Newport Beach, CA 92661
(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code (949) 903-0468

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files).
YES ☐     NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 13, 2010
Common Stock, $.0001 par value	4,331,131

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

CATALYST LIGHTING GROUP, INC.
BALANCE SHEETS

	March 31,	September 30,
	2010	2009
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$1,438	$14,477

TOTAL CURRENT ASSETS	1,438	14,477
TOTAL ASSETS	$1,438	$14,477

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$23,475	$-
Accrued expenses	57	9,300
Note payable, related party	10,000	-
TOTAL CURRENT LIABILITIES	33,532	9,300

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2010 and September 30, 2009, respectively	-	-
Common stock, $.0001 par value, 200,000,000 shares authorized, 4,331,131 shares issued and outstanding at March 31, 2010 and September 30, 2009, respectively	433	433
Additional paid in capital	4,150,986	4,150,986
Accumulated deficit	(4,183,513)	(4,146,242)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(32,094)	5,177

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,438	$14,477

The accompanying notes are an integral part of the financial statements.

CATALYST LIGHTING GROUP, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
REVENUES	$-	$-	$-	$-
COST OF SALES	-	-	-	-
GROSS PROFIT	-	-	-	-
OPERATING EXPENSES:
General and administrative expenses	36,602	5,948	44,246	15,545
Total operating expenses	35,602	5,948	44,246	15,545
LOSS FROM OPERATIONS	(36,602)	(5,948)	(44,246)	(15,545)
OTHER INCOME (EXPENSE):
Interest expense	(57)	-	(57)	-
Other income	7,032	-	7,032	-
Total other expense	6,975	-	6,975	-
LOSS BEFORE PROVISION FOR INCOME TAXES	(29,627)	(5,948)	(37,271)	(15,545)
Provision for income taxes	-	-	-	-

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(29,627)	$(5,948)	$(37,271)	$(15,545)
NET LOSS PER SHARE OF COMMON STOCK — Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted	4,331,131	4,331,131	4,331,131	4,331,131

The accompanying notes are an integral part of the financial statements.

 CATALYST LIGHTING GROUP, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,271)	$(15,545)

Changes in operating assets and liabilities;
Accounts payable	23,475	-
Accrued expenses	(9,243)	(2,950)
Net cash used in operating activities	(23,039)	(18,495)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of note payable, related party	10,000	-
Net cash provided by financing activities	10,000	-
NET INCREASE (DECREASE) IN CASH	(13,039)	(18,495)
CASH, Beginning of period	14,477	35,295
CASH, End of period	$1,438	$16,800
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received/(paid) during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of the financial statements.

CATALYST LIGHTING GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND ORGANIZATION

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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's financial statements. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending September 30, 2010.

The Company recommends that the accompanying condensed financial statements for the interim period be read in conjunction with the Company's financial statements for the year ended September 30, 2009 and 2008 included in the Company's Annual Report on Form 10-K as filed on or about November 13, 2009.

Organization and Business — The Company was incorporated in the State of Delaware on March 7, 2001. On August 27, 2003, the Company completed the reverse acquisition of Whitco Company, L.P. ("Whitco"). Whitco was a wholly owned subsidiary of the Company and was engaged in the manufacture and sale of area lighting poles to distributors throughout the United States of America.

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

On January 15, 2010, Keating Investments, LLC, a Delaware limited liability company (“KI”), Mr. Kevin R. Keating (“Keating”), Lionsridge Capital, LLC, an Illinois limited liability company (“LC”), Laurus Master Fund, Ltd., a Cayman Island company (“Laurus”), Garisch Financial, Inc., an Illinois corporation (“GFI”) and Woodman Management Corporation, a California corporation (the “Purchaser”), entered into a Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which (1) KI, Keating, LC, Laurus and GFI (collectively, the “Sellers”) would sell to the Purchaser, and the Purchaser would purchase from the Sellers, an aggregate of 3,861,721 shares of the Registrant’s common stock (the “Shares”), which Shares represent 89.1% of the issued and outstanding shares of the Registrant’s common stock, (2) the Sellers would assign to the Purchaser the Sellers’ registration rights under existing agreements with the Registrant, (3) each Seller and the Registrant would release each other from all existing claims (other than claims by Keating for statutory or other rights to indemnification as a result of his service as an officer and director of the Registrant) and (4) KI would indemnify the Purchaser and the Registrant from liabilities arising out of any breach of any representation, warranty, covenant or obligation of KI, Keating and LC, for a period of six months from the Closing, up to a maximum amount of $50,000.  The aggregate purchase price for the Shares was $210,129.51, or approximately $0.05441 per share.  In connection with the Purchase Agreement, the Purchaser also agreed to assume, and to pay at the closing of the transactions under the Purchase Agreement (“Closing”), certain obligations of the Registrant in an aggregate amount of $30,000 (including $15,000 owed to KI as a consulting fee for services rendered to the Registrant in connection with the transactions contemplated under the Purchase Agreement) (“Assumed Obligations”).  The Closing occurred on February 3, 2010.  The Purchaser paid the aggregate purchase price for the Shares with personal funds.  There are no arrangements or understandings among members of both the former and new control groups and their associates with respect to election of directors or other matters.

The Company's principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Basis of Presentation - The accompanying financial statements include the accounts of the Company. The operations of Whitco, prior to the disposition of Whitco's assets, are excluded from continuing operations.

Going Concern — Since inception, the Company and its former subsidiary have a cumulative net loss of $4,183,513. Since inception, the Company has also been dependent upon the receipt of capital investment or other financing to fund its operations. The Company currently has no source of operating revenue, and has only limited working capital with which to pursue its business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for the Company to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as well as the reported amounts of revenues and expenses. Actual results could differ from these estimates.

Income Taxes - The Company accounts for income taxes in accordance with Accounting Standards Codification Topic 740, Income Taxes ("Topic 740"), which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized.

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

The Company performed a review of its material tax positions. At the adoption date of October 1, 2007, the Company had no unrecognized tax benefits as a result of tax positions taken in a prior period. During the fiscal quarters ended March 31, 2010 and 2009, there were no increases or decreases in unrecognized tax benefits as a result of tax positions taken during those fiscal quarter, there were no decreases in unrecognized tax benefits relating to settlements with taxing authorities, and there were no reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations. As of March 31, 2010, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate. As of March 31, 2010, the Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date. Generally, the Company's tax years ended September 30, 2007 and after remain subject to examination by major taxing jurisdictions.

The Company has elected to classify any interest or penalties recognized with respect to any unrecognized tax benefits as income taxes. During the fiscal quarters ended March 31, 2010 and 2009, the Company did not recognize any amounts for interest or penalties with respect to any unrecognized tax benefits. As of March 31, 2010, no amounts for interest or penalties with respect to any unrecognized tax benefits have been accrued.

Cash and Cash Equivalents - Cash and cash equivalents, if any, include all highly liquid instruments with an original maturity of three months or less at the date of purchase.

Fair Value of Financial Instruments - On July 1, 2008, the Company adopted Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures ("Topic 820"). Topic 820 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The fair value of the Company's cash and cash equivalents, accrued liabilities and accounts payable approximate carrying value because of the short-term nature of these items.

Revenue Recognition - The Company recognizes revenue in accordance with Accounting Standards Codification Section 605-10-S99, Revenue Recognition, Overall, SEC Materials ("Section 605-10-S99"). Section 605-10-S99 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. The Company had no operations and no revenue for the fiscal quarters ended March 31, 2010 and 2009.

Net Loss Per Share - Basic loss per share (EPS) is calculated by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company currently has no dilutive securities and as such, basic and diluted loss per share are the same for all periods presented.

Comprehensive Loss - Comprehensive loss is defined as all changes in stockholders' equity, exclusive of transactions with owners, such as capital investments. Comprehensive loss includes net loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the quarter ended March 31, 2010, the Company's comprehensive loss was the same as its net loss.

Stock Compensation for Services Rendered - The Company accounts for equity instruments issued to non-employees in accordance with the provisions of Accounting Standards Codification Topic 718, Compensation - Stock Compensation ("Topic 718") and Accounting Standards Codification Section 505-50, Equity, Equity-Based Payments to

Non-employees ("Section 505-50"). All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty's performance is complete or the date on which it is probable that performance will occur.

Recently Issued Accounting Pronouncements - In March 2008, the FASB issued amendments to Accounting Standards Codification Sections 815-10-15 and 815-10-65, Derivatives and Hedging, Overall. These amendments expand the disclosure requirements by requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit risk-related contingent features in derivative agreements. These amendments are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

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

In May 2009, the FASB amended Accounting Standards Codification Section 855-10, Subsequent Events, Overall. These amendments establish the general standards of accounting for, and disclosure of, events that occur after the balance sheet date, but before financial statements are issued or available to be issued. These amendments are effective for interim and fiscal periods ending after June 15, 2009. The Company has evaluated subsequent events for the period from March 31, 2010, the date of these financial statements, through May 13, 2010, which represents the date the Company intends to file these financial statements with the Securities and Exchange Commission. Pursuant to the requirements of Accounting Standards Codification Section 855-10, there were no events or transactions occurring during this subsequent event reporting period that require recognition or disclosure in these financial statements. With respect to this disclosure, the Company has not evaluated subsequent events occurring after May 13, 2010.

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

In January 2010, the FASB issued Accounting Standards Update No. 2010-01, Equity (Topic 505)--Accounting for Distributions to Shareholders with Components of Stock and Cash, a consensus of the FASB Emerging Issues Task Force ("Update No. 2010-01"). The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings per Share). Update No. 2010-01 is generally effective for interim and fiscal periods ending on or after December 15, 2009, and should be applied on a retrospective basis.

In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810): Accounting and reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. ASU 2010-02 amends Subtopic 810-10 to address implementation issues related to changes in ownership provisions including clarifying the scope of the decrease in ownership and additional disclosures. ASU 2010-02 is effective beginning in the period that an entity adopts Statement 160. If an entity has previously adopted Statement 160, ASU 2010-02 is effective beginning in the first interim or annual reporting period ending on or after December 15, 2009 and should be applied retrospectively to the first period Statement 160 was adopted. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. ASU 2010-04 is effective January 15, 2010. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In January 2010, the FASB issued ASU 2010-05, Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. ASU 2010-05 updates existing guidance to address the SEC staff’s views on overcoming the presumption that for certain shareholders escrowed share arrangements represent compensation. ASU 2010-05 is effective January 15, 2010. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

In February 2010, the FASB issued ASU 2010-08, Technical Corrections to Various Topics. ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provisions related to subsequent events. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. ASU 2010-09 is effective immediately. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging. ASU 2010-11 provides clarification and related additional examples to improve financial reporting by resolving potential ambiguity about the breadth of the embedded credit derivative scope exception in ASC 815-15-15-8. ASU 2010-11 is effective at the beginning of the first fiscal quarter beginning after June 15, 2010. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

In April 2010, the FASB issued ASU 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on the Company’s financial statements. The adoption of these new Standards, when effective, did not have, and is not expected to have, a material effect on the Company's financial position, results of operations, or cash flows.

NOTE 3 – CHANGE OF CONTROL TRANSACTIONS; CREDITOR SETTLEMENTS

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

NOTE 4 – STOCKHOLDERS’ EQUITY

Common Stock - Pursuant to certain settlement agreements, on September 14, 2007, the Company issued an aggregate of 71,086 shares of common stock, on a post-split basis, valued at $7,109 or approximately $0.10 per share, in satisfaction of accrued liabilities owed to certain service providers totaling $73,260, resulting in income from discharge of indebtedness of $66,151 being recorded.

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

All of the foregoing shares of common stock issued by the Company were issued under an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended ("Securities Act"). As such, the shares of common stock so issued are restricted shares, and the holder thereof may not sell, transfer or otherwise dispose of such shares without registration under the Securities Act or an exemption there from. The Company has granted piggyback registration rights to each of the recipients of the foregoing stock issuances with respect to the above shares. In addition, demand registration rights have been granted to the Investor and its transferees and the Entity.

Preferred Stock - On August 27, 2007, the Company's Board of Directors designated 1,600,000 shares of preferred stock as Series A Convertible Preferred Stock ("Preferred Stock"). Each share of Preferred Stock was automatically convertible into 16.28982 shares of fully paid and non-assessable common stock upon the Company's completion of a reverse stock split. The holders of Preferred Stock were entitled to vote the number of shares of common stock they were entitled to upon conversion on all matters presented to a vote of the common stockholders.

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

Reverse Stock-Split - On September 25, 2007, the Company completed a 1-for-10 reverse stock split of its outstanding common stock. The Reverse Split provided for the round up of fractional shares and the special treatment of certain shareholders as follows:

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

As of March 31, 2010, after giving effect to the Reverse Split, there were 4,331,131 shares of common stock, par value $0.0001 per share, issued and outstanding. Except as otherwise noted, all references to shares of the Company's common stock shall refer to the shares of common stock after giving effect to the Reverse Split and the reduction of the par value per share.

Option Plans - As of October 1, 2005, there were issued and outstanding options to purchase 9,828 shares of the Company's common stock, on a post-split basis, and there were 140,172 options available for issuance under the 2003 Stock Option Plan. During the fiscal year ended September 30, 2006, the options to purchase 9,828 shares of common stock under the 2003 Stock Option Plan were cancelled. On September 13, 2007, following the closing of the Preferred Stock Purchase, the 2003 Stock Option Plan was terminated by the Company's Board of Directors.

Stock Purchase Warrants - As of October 1, 2005, there were issued and outstanding warrants to purchase 86,410 shares of the Company's common stock, on a post-split basis. During the fiscal year ended September 30, 2007, the Company entered into settlement agreements with certain creditors who held warrants to purchase 82,366 shares of common stock. As part of these settlement agreements, these warrants were cancelled.

On March 26, 2008, warrants to purchase 710 shares, on a post split basis, of the Company's common stock at an exercise price of $31.25 expired without being exercised.

On December 10, 2009, warrants to purchase 3,334 shares, on a post split basis, of the Company's common stock at an exercise price of $30.00 expired without being exercised.

NOTE 5 – RELATED PARTY TRANSACTIONS

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

On March 5, 2010, the Company and Woodman Management Corporation, (“Woodman”) entered into a revolving promissory note agreement.  Under the revolving note agreement, the Company can borrow up to a maximum principal amount of $250,000.  Interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of 8% per annum, compounded annually.  All unpaid principal and interest must be paid by March 5, 2011.  As of March 31, 2010, the Company was advanced $10,000 under this agreement.  Accrued interest under this revolving promissory note agreement was $57 as of March 31, 2010.

Management Agreement - On October 1, 2007, the Company and Vero entered into an agreement whereby Vero will provide to the Company a broad range of managerial and administrative services for a fixed fee of $1,000 per month, for an initial period of twelve months. At the end of the initial twelve month term, the agreement will continue to remain in effect until terminated in writing by either party. For the quarters ended March 31, 2010 and 2009, the Company recorded $1,000 and $3,000, respectively, of managerial and administrative expenses associated with this agreement which are included as a component of general and administrative expenses in the accompanying condensed statements of operations. As of March 31, 2010 and 2009, the Company had accrued and unpaid management fees owed to Vero of $0 and $3,000, respectively.

On February 3, 2010, the Company and Venor Inc (“Venor”) entered into an agreement in which Venor will provide financial services as well as services in the capacity of Interim President and Interim Secretary.  These services will be provided for a fixed fee of $4,000 per month for six months.  As of March 31, 2010, the Company has unpaid management and other fees of approximately $18,000 included in accounts payable.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended September 30, 2009 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K.  The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control.  Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements.  We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-K for the year ended September 30, 2009 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

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

On January 15, 2010, KI, Keating, LC, Laurus, Garisch Financial, Inc., an Illinois corporation (“GFI”) and Purchaser, entered into a Purchase Agreement, pursuant to which (1) the Sellers would sell to the Purchaser, and the Purchaser would purchase from the Sellers, an aggregate of 3,861,721 Shares, which Shares represent 89.1% of the issued and outstanding shares of the Registrant’s common stock, (2) the Sellers would assign to the Purchaser the Sellers’ registration rights under existing agreements with the Registrant, (3) each Seller and the Registrant would release each other from all existing claims (other than claims by Keating for statutory or other rights to indemnification as a result of his service as an officer and director of the Registrant) and (4) KI would indemnify the Purchaser and the Registrant from liabilities arising out of any breach of any representation, warranty, covenant or obligation of KI, Keating and LC, for a period of six months from the Closing, up to a maximum amount of $50,000.  The aggregate purchase price for the Shares was $210,129.51, or approximately $0.05441 per share.  In connection with the Purchase Agreement, the Purchaser also agreed to assume, and to pay at the ClosingAssumed Obligations.  The Closing occurred on February 3, 2010.  The Purchaser paid the aggregate purchase price for the Shares with personal funds.  There are no arrangements or understandings among members of both the former and new control groups and their associates with respect to election of directors or other matters.

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

The Company's principal place of business is located at 1328 W. Balboa Blvd. Suite C, Newport Beach, CA 92661. Our telephone number is (949) 903-0468.

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

Results of Operation

For the three months ended March 31, 2010 and 2009, the Company had no revenues from continuing operations. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

For the three months ended March 31, 2010, the Company had a net loss of $29,627, as compared with a net loss of $5,948 for the corresponding period in 2009. For the three months ending March 31, 2010, the Company incurred $ 36,602 of operating expenses, comprised of (a) accounting and audit fees of $26,812, (b) legal fees of $5,524 (c) transfer agent fees of $927 (d) Edgar filing fees of $1,570, (e) other miscellaneous expenses of $769 and (f) management fees of $1,000 incurred in relation to a broad range of managerial and administrative services provided by Vero management. For the three months ending March 31, 2009, the Company incurred $5,948 of operating expenses, comprised of (a) accounting and audit fees of $1,109, (b) management fees of $3,000 incurred in relation to a broad range of managerial and administrative services provided by Vero, (c) transfer agent fees of $1,040, and (d) Edgar filing fees of $799.

For the six months ended March 31, 2010, the Company had a net loss of $44,246, as compared with a net loss of $15,545 for the corresponding period in 2009. For the six months ending March 31, 2010, the Company incurred $44,246 of operating expenses, comprised of (a) accounting and audit fees of $29,763, (b) legal fees of $5,524 (c) transfer agent fees of $2,108 (d) Edgar filing fees of $2,083, (e) other miscellaneous expenses of $769 and (f) management fees of $4,000 incurred in relation to a broad range of managerial and administrative services provided by Vero management. For the six months ending March 31, 2009, the Company incurred $15,545 of operating expenses, comprised of (a) accounting and audit fees of $5,609, (b) management fees of $6,000 incurred in relation to a broad range of managerial and administrative services provided by Vero, (c) transfer agent fees of $2,261, and (d) Edgar filing fees of $1,675.

Liquidity and Capital Resources

As of March 31, 2010, the Company had assets equal to $1,413, comprising exclusively of cash. The Company's current liabilities as of March 31, 2010 were $33,532 comprising of accounts payable, accrued expenses and a note payable to a related party.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended March 31, 2010 and 2009:

Three months ended March 31,

	2010	2009
Operating Activities	$(23,039)	$(18,495)
Investing Activities	-	-
Financing Activities	10,000	-
Net Effect on Cash	$(13,039)	$(18,495)

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

Going Concern

We currently have no source of operating revenue, and have only limited working capital with which to pursue our business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for us to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about our ability to continue as a going concern. Our auditor has issued a "going concern" qualification as part of his opinion in the Audit Report for the year ended September 30, 2009, and our unaudited financial statements for the quarter ended March 31, 2010 include a "going concern" footnote.

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

Item 3                      Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

Item 4T                      Controls and Procedures.

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

As of March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2010 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 5. Other Information.

None.

ITEM 6.	Exhibits
	31	Certification of President pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

	32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALYST LIGHTING GROUP, INC.

Date: May 13, 2010	/s/ ERIC STOPPENHAGEN
Name: Eric Stoppenhagen
Title: President, Secretary and Director

EXHIBIT INDEX

Exhibit	Description

31	Certification of President pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.