Form 10-Q
period 2010-06-30
CATALYST LIGHTING GROUP INC
filed 2010-08-13
CIK 1161582

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2010

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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at August 13, 2010
Common Stock, $.0001 par value	4,331,131

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS
CATALYST LIGHTING GROUP, INC.
CONDENSED BALANCE SHEETS

	June 30,	September 30,
	2010	2009
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$12,843	$14,477

TOTAL CURRENT ASSETS	12,843	14,477
TOTAL ASSETS	$12,843	$14,477

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$8,048	$-
Accrued expenses	870	9,300
Note payable, related party	60,000	-
TOTAL CURRENT LIABILITIES	68,918	9,300

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2010 and September 30, 2009, respectively	-	-
Common stock, $.0001 par value, 200,000,000 shares authorized, 4,331,131 shares issued and outstanding at June 30, 2010 and September 30, 2009, respectively	433	433
Additional paid in capital	4,150,986	4,150,986
Accumulated deficit	(4,207,494)	(4,146,242)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(56,075)	5,177

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$12,843	$14,477

The accompanying notes are an integral part of the financial statements.

CATALYST LIGHTING GROUP, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended June 30		Nine Months Ended June 30,
	2010	2009	2010	2009
REVENUES	$-	$-	$-	$-
COST OF SALES	-	-	-	-
GROSS PROFIT	-	-	-	-
OPERATING EXPENSES:
General and administrative expenses	23,168	5,676	67,414	21,221
Total operating expenses	23,168	5,676	67,414	21,221
LOSS FROM OPERATIONS	(23,168)	(5,676)	(67,414)	(21,221)
OTHER INCOME (EXPENSE):
Interest expense	(813)	-	(870)	-
Other income	-	-	7,032	-
Total other income (expense)	(813)	-	6,162	-
LOSS BEFORE PROVISION FOR INCOME TAXES	(23,981)	(5,676)	(61,252)	(21,221)
Provision for income taxes	-	-	-	-

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(23,981)	$(5,676)	$(61,252)	$(21,221)
NET LOSS PER SHARE OF COMMON STOCK — Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted	4,331,131	4,331,131	4,331,131	4,331,131

The accompanying notes are an integral part of the financial statements.

 CATALYST LIGHTING GROUP, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(61,252)	$(21,221)

Changes in operating assets and liabilities;
Accounts payable	8,048	-
Accrued expenses	(8,430)	50
Net cash used in operating activities	(61,634)	(21,171)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of note payable, related party	60,000	-
Net cash provided by financing activities	60,000	-
NET INCREASE (DECREASE) IN CASH	(1,634)	(21,171)
CASH, Beginning of period	14,477	35,295
CASH, End of period	$12,843	$14,124
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received/(paid) during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of the financial statements.

CATALYST LIGHTING GROUP, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's financial statements. Operating results for the nine months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending September 30, 2010.

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

Going Concern — Since inception, the Company and its former subsidiary have a cumulative net loss of $4,207,494. Since inception, the Company has also been dependent upon the receipt of capital investment or other financing to fund its operations. The Company currently has no source of operating revenue, and has only limited working capital with which to pursue its business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for the Company to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company performed a review of its material tax positions. At the adoption date of October 1, 2007, the Company had no unrecognized tax benefits as a result of tax positions taken in a prior period. During the fiscal quarters ended June 30, 2010 and 2009, there were no increases or decreases in unrecognized tax benefits as a result of tax positions taken during those fiscal quarter, there were no decreases in unrecognized tax benefits relating to settlements with taxing authorities, and there were no reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations. As of June 30, 2010, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate. As of June 30, 2010, the Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date. Generally, the Company's tax years ended September 30, 2007 and after remain subject to examination by major taxing jurisdictions.

The Company has elected to classify any interest or penalties recognized with respect to any unrecognized tax benefits as income taxes. During the fiscal quarters ended June 30, 2010 and 2009, the Company did not recognize any amounts for interest or penalties with respect to any unrecognized tax benefits. As of June 30, 2010, no amounts for interest or penalties with respect to any unrecognized tax benefits have been accrued.

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

Revenue Recognition - The Company recognizes revenue in accordance with Accounting Standards Codification Section 605-10-S99, Revenue Recognition, Overall, SEC Materials ("Section 605-10-S99"). Section 605-10-S99 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. The Company had no operations and no revenue for the fiscal quarters ended June 30, 2010 and 2009.

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

Comprehensive Loss - Comprehensive loss is defined as all changes in stockholders' equity, exclusive of transactions with owners, such as capital investments. Comprehensive loss includes net loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the quarter ended June 30, 2010, the Company's comprehensive loss was the same as its net loss.

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

Recently Issued Accounting Pronouncements - In June 2009, the FASB issued new rules related to accounting for transfers of financial assets. These new rules were incorporated into the Accounting Standards Codification in December 2009 as discussed in FASB Accounting Standards Update (ASU) No. 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. The new rules amend various provisions related to accounting for transfers and servicing of financial assets and extinguishments of liabilities, by removing the concept of a qualifying special-purpose entity and removes the exception from applying FASB rules related to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. The new rules become effective for the Company on October 1, 2010, earlier application is prohibited. The adoption of this standard is not expected to have a material impact on our financial statements.

In June 2009, the FASB issued new rules to amend certain accounting for variable interest entities (VIE). These new rules were incorporated into the Accounting Standards Codification in December 2009 as discussed in FASB ASU No. 2009-17, Consolidation (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The new rules require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE; to eliminate the quantitative approach previously required for determining the primary beneficiary of a VIE; to add an additional reconsideration event for determining whether an entity is a VIE when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a VIE. The new rules become effective for the Company on October 1, 2010; earlier application is prohibited.  The adoption of this standard is not expected to have a material impact on our financial statements.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force, that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance:  the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). The adoption of this standard is not expected to have a material impact on our financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (ASU 2009-13).  ASU 2009-13 amends accounting for revenue arrangements with multiple deliverables, to eliminate the requirement that all undelivered elements have Vendor-Specific Objective Evidence (VSOE) or Third-Party Evidence (TPE) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity's estimated selling price. Application of the "residual method" of allocating an overall arrangement fee between delivered and undelivered elements will no longer be permitted upon adoption of ASU 2009-13. Additionally, the new guidance will require entities to disclose more information about their multiple-element revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity will be required to apply the amendments in this Update retrospectively from the beginning of the entity’s fiscal year.  Additionally, vendors electing early adoption will be required to disclose the following information at a minimum for all previously reported interim periods in the fiscal year of adoption:  revenue, income before income taxes, net income, earnings per share and the effect of the change for the appropriate captions presented.  The adoption of this standard is not expected to have a material impact on our financial statements.

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures About Fair Value Measurements. The ASU requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation of disclosed assets and liabilities, and about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3.  The new disclosures and clarifications of existing disclosures were effective, and adopted, during the Company’s second quarter ended March 31, 2010, however the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 measurements, will be effective for the Company’s first quarter ending December 31, 2011.  Other than requiring additional disclosures, the full adoption of this new guidance will not have an impact on our financial statements.

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

As of June 30, 2010, after giving effect to the Reverse Split, there were 4,331,131 shares of common stock, par value $0.0001 per share, issued and outstanding. Except as otherwise noted, all references to shares of the Company's common stock shall refer to the shares of common stock after giving effect to the Reverse Split and the reduction of the par value per share.

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

On March 5, 2010, the Company and Woodman Management Corporation, (“Woodman”) entered into a revolving promissory note agreement.  Under the revolving note agreement, the Company can borrow up to a maximum principal amount of $250,000.  Interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of 8% per annum, compounded annually.  All unpaid principal and interest must be paid by March 5, 2011.  As of June 30, 2010, the Company was advanced $60,000 under this agreement.  Accrued interest under this revolving promissory note agreement was $870 as of June 30, 2010.

Management Agreement - On October 1, 2007, the Company and Vero entered into an agreement whereby Vero will provide to the Company a broad range of managerial and administrative services for a fixed fee of $1,000 per month, for an initial period of twelve months. At the end of the initial twelve month term, the agreement will continue to remain in effect until terminated in writing by either party. For the quarters ended June 30, 2010 and 2009, the Company recorded $3,000 and $3,000, respectively, of managerial and administrative expenses associated with this agreement which are included as a component of general and administrative expenses in the accompanying condensed statements of operations. As of June 30, 2010 and 2009, the Company had accrued and unpaid management fees owed to Vero of $0 and $3,000, respectively.

On February 3, 2010, the Company and Venor Inc (“Venor”) entered into an agreement in which Venor will provide financial services as well as services in the capacity of Interim President and Interim Secretary.  These services will be provided for a fixed fee of $4,000 per month for six months.  As of June 30, 2010, the Company has no unpaid management and other fees under this agreement.
NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period from June 30, 2010, the date of these financial statements, through August 13, 2010, which represents the date the Company intends to file these financial statements with the Securities and Exchange Commission. Pursuant to the requirements of Accounting Standards Codification Section 855-10, there were no events or transactions occurring during this subsequent event reporting period that require recognition or disclosure in these financial statements. With respect to this disclosure, the Company has not evaluated subsequent events occurring after August 13, 2010.

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

Results of Operation

For the three months ended June 30, 2010 and 2009, the Company had no revenues from continuing operations. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

For the three months ended June 30, 2010, the Company had a net loss of $23,981, as compared with a net loss of $5,676 for the corresponding period in 2009. For the three months ending June 30, 2010, the Company incurred $ 23,168 of operating expenses, comprised of (a) accounting and audit fees of $13,778, (b) legal fees of $8,032 (c) transfer agent fees of $1,181 and (d) other miscellaneous expenses of $177.  For the three months ending June 30, 2009, the Company incurred $5,676 of operating expenses, comprised of (a) accounting and audit fees of $1,000 (b) management fees of $3,000 incurred in relation to a broad range of managerial and administrative services provided by Vero, (c) transfer agent fees of $750, and (d) Edgar filing fees of $606.

For the nine months ended June 30, 2010, the Company had a net loss of $61,252, as compared with a net loss of $21,221 for the corresponding period in 2009. For the nine months ending June 30, 2010, the Company incurred $67,414 of operating expenses, comprised of (a) accounting and audit fees of $43,540, (b) legal fees of $13,555 (c) transfer agent fees of $3,289 (d) Edgar filing fees of $2,083, (e) other miscellaneous expenses of $1,947 and (f) management fees of $3,000 incurred in relation to a broad range of managerial and administrative services provided by Vero management. For the nine months ending June 30, 2009, the Company incurred $21,221 of operating expenses, comprised of (a) accounting and audit fees of $6,609, (b) management fees of $9,000 incurred in relation to a broad range of managerial and administrative services provided by Vero, (c) transfer agent fees of $3,658, and (d) Edgar filing fees of $1,954.

Liquidity and Capital Resources

As of June 30, 2010, the Company had assets equal to $12,843, comprising exclusively of cash. The Company's current liabilities as of June 30, 2010 were $68,918 comprising of accounts payable, accrued expenses and a note payable to a related party.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended June 30, 2010 and 2009:

Nine months ended June 30,

	2010	2009
Operating Activities	$(61,634)	$(21,171)
Investing Activities	-	-
Financing Activities	60,000	-
Net Effect on Cash	$(1,634)	$(21,171)

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

Going Concern

We currently have no source of operating revenue, and have only limited working capital with which to pursue our business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for us to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about our ability to continue as a going concern. Our auditor has issued a "going concern" qualification as part of his opinion in the Audit Report for the year ended September 30, 2009, and our unaudited financial statements for the quarter ended June 30, 2010 include a "going concern" footnote.

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

As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2010 that have materially affected or are reasonably likely to materially affect our internal controls.

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

CATALYST LIGHTING GROUP, INC.

Date: August 13, 2010	/s/ ERIC STOPPENHAGEN
Name: Eric Stoppenhagen
Title: President, Secretary and Director

EXHIBIT INDEX

Exhibit	Description

31	Certification of President pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.