Form 10-K
period 2010-09-30
CATALYST LIGHTING GROUP INC
filed 2010-12-13
CIK 1161582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2010
OR
	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-50385

CATALYST LIGHTING GROUP, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	84-1588927
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1328 West Balboa Boulevard Suite C, Newport Beach, CA 92661	92661
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(949) 903-0468

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes       No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☒       No  ☐

As of March 31, 2010 (last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $46,941.

As of December 13, 2010, 4,331,131 shares of the common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements with-in the meaning of Section 27A of the Securities Act (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We have based these statements on our beliefs and assumptions, based on information currently available to us. These forward-looking statements are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations, our total market opportunity and our business plans and objectives set forth under the sections entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Forward-looking statements are not guarantees of performance. Our future results and requirements may differ materially from those described in the forward-looking statements. Many of the factors that will determine these results and requirements are beyond our control. In addition to the risks and uncertainties discussed in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," investors should consider those discussed under "Risk Factors."

These forward-looking statements speak only as of the date of this report. We do not intend to update or revise any forward-looking statements to reflect changes in our business anticipated results of our operations, strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

PART I

Item 1.  Description of Business

Business History and Background

Catalyst Lighting Group, Inc. (the “Company,” “we” “us” or “our”) was incorporated in the State of Delaware on March 7, 2001. On August 27, 2003, the Company completed the reverse acquisition of Whitco Company, L.P. ("Whitco"). Whitco was a wholly owned subsidiary of the Company and was engaged in the manufacture and sale of area lighting poles to distributors throughout the United States of America.

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

 On January 15, 2010, Keating Investments, LLC, a Delaware limited liability company (“KI”), Mr. Kevin R. Keating (“Keating”), Lionsridge Capital, LLC, an Illinois limited liability company (“LC”), Laurus Master Fund, Ltd., a Cayman Island company (“Laurus”), Garisch Financial, Inc., an Illinois corporation (“GFI”) and Woodman Management Corporation, a California corporation (the “Purchaser”), entered into a Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which (1) KI, Keating, LC, Laurus and GFI (collectively, the “Sellers”) would sell to the Purchaser, and the Purchaser would purchase from the Sellers, an aggregate of 3,861,721 shares of the Registrant’s common stock (the “Shares”), which Shares represent 89.1% of the issued and outstanding shares of the Registrant’s common stock, (2) the Sellers would assign to the Purchaser the Sellers’ registration rights under existing agreements with the Registrant, (3) each Seller and the Registrant would release each other from all existing claims (other than claims by Keating for statutory or other rights to indemnification as a result of his service as an officer and director of the Registrant) and (4) KI would indemnify the Purchaser and the Registrant from liabilities arising out of any breach of any representation, warranty, covenant or obligation of KI, Keating and LC, for a period of six months from the Closing, up to a maximum amount of $50,000.  The aggregate purchase price for the Shares was $210,129.51, or approximately $0.05441 per share.  In connection with the Purchase Agreement, the Purchaser also agreed to assume, and to pay at the closing of the transactions under the Purchase Agreement (“Closing”), certain obligations in an aggregate amount of $30,000 (including $15,000 owed to KI as a consulting fee for services rendered in connection with the transactions contemplated under the Purchase Agreement) (“Assumed Obligations”).  The Closing occurred on February 3, 2010.  The Purchaser paid the aggregate purchase price for the Shares with personal funds.  There are no arrangements or understandings among members of both the former and new control groups and their associates with respect to election of directors or other matters.

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

The analysis of new business opportunities will be undertaken by or under the supervision of Eric Stoppenhagen, the sole officer and director of the Company. As of this date, the Company has not entered into any definitive agreement with any party regarding business opportunities for the Company. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

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

Item 1A.  Risk Factors

 The following important factors, and the important factors described elsewhere in this report or in our other filings with the SEC, could affect (and in some cases have affected) our results and could cause our results to be materially different from estimates or expectations.  Other risks and uncertainties may also affect our results or operations adversely.  The following and these other risks could materially and adversely affect our business, operations, results or financial condition.

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

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of the stockholders of the Company. A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders. In addition, Eric Stoppenhagen, our sole officer and director, is currently involved with other public companies and conflicts in the pursuit of business combinations with such other public shell companies with which he is, and may in the future be, affiliated with may arise. If we and the other public shell companies that management is affiliated with desire to take advantage of the same opportunity, then members of management that are affiliated with both companies would abstain from voting upon the opportunity. In the event of identical officers and directors, members of management, such individuals will arbitrarily determine the company that will be entitled to proceed with the proposed transaction.

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

Shares of our common stock are very thinly traded, and the price if traded may not reflect the value of the Company. On September 25, 2007, we completed a reverse split of the shares which may not reflect the value of the Company either. In connection with a future business combination, we may have to undertake a further reverse split of our shares. There can be no assurance that there will be an active market for our shares either now or after we complete the business combination. The market liquidity will be dependent on the perception of the operating business and any steps that its management might take to bring the company to the awareness of investors. There can be no assurance given that there will be any awareness generated. Consequently investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. If a more active market should develop, the price may be highly volatile. Because there may be a low price for our securities, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in the securities, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans. Our shares of common stock are currently quoted the OTC Bulletin Board ("OTCBB"). Following a business combination, we may seek the listing of our common stock on the NASDAQ Global Market, NASDAQ Capital Market or a national exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of any of any of these quotation systems or exchanges, or that we will be able to maintain a listing of our common stock on any of these quotation systems or exchanges.

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

A majority of our shares of common stock currently outstanding are "restricted securities" and the holders thereof have certain registration rights. As such, following the business combination, we will likely file a resale registration statement on Form S-1, or some other available form, to register for resale such shares of common stock. In some cases, we are obligated to file a registration statement for certain restricted shares pursuant to certain registration rights agreements. We cannot control this future registration process in all respects as some matters are outside our control. Even if we are successful in causing the effectiveness of the resale registration statement, there can be no assurances that the occurrence of subsequent events may not preclude our ability to maintain the effectiveness of the registration statement. Any of the foregoing items could have adverse effects on the liquidity of our shares of common stock. Further, a sale of our shares pursuant to an effective registration may have a depressive effect upon the price of our shares in any market that may develop.

In addition, the SEC has recently disclosed that it has developed internal guidelines concerning the use of a resale registration statement to register the securities issued to certain investors in private investment in public equity (PIPE) transactions, where the issuer has a market capitalization of less than $75 million and, in general, does not qualify to file a registration statement on Form S-3 to register its securities. The SEC has taken the position that these smaller issuers may not be able to rely on Rule 415 under the Securities Act ("Rule 415"), which generally permits the offer and sale of securities on a continued or delayed basis over a period of time, but instead would require that the issuer offer and sell such securities in a direct or "primary" public offering, at a fixed price, if the facts and circumstances are such that the SEC believes the investors seeking to have their shares registered are underwriters and/or affiliates of the issuer. It appears that the SEC in most cases will permit a registration for resale of up to one third of the total number of shares of common stock then currently owned by persons who are not affiliates of such issuer. Staff members also have indicated that an issuer in most cases will have to wait until the later of six months after effectiveness of the first registration or such time as substantially all securities registered in the first registration are sold before filing a subsequent registration on behalf of the same investors. Since, following a reverse merger or business combination, we may have only a limited number of tradable shares of common stock, it is unclear as to how many, if any, shares of common stock the SEC will permit us to register for resale. The SEC may require as a condition to the declaration of effectiveness of a resale registration statement that we reduce or "cut back" the number of shares of common stock to be registered in such registration statement. The result of the foregoing is that a stockholder's liquidity in our common stock may be adversely affected in the event the SEC requires a cut back of the securities as a condition to allow the Company to rely on Rule 415 with respect to a resale registration statement, or, if the SEC requires us to file a primary registration statement.

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

Following a business combination, we may seek the listing of our common stock on the NASDAQ Global Market, NASDAQ Capital Market or a national exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of any of these quotation systems or exchanges, or that we will be able to maintain a listing of our common stock on any of these quotation systems or exchanges. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would continue to be eligible to trade on the OTC Bulletin Board, where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an

SEC rule that, if we failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

Our Certificate of Incorporation authorizes the issuance of preferred stock by our Board of Directors.

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of our authorized preferred stock, there can be no assurance that we will not do so in the future.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties.

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

Item 3.  Legal Proceedings.

We are not a party to any current or pending legal proceedings that, if decided adversely to us, would have a material adverse effect upon our business, results of operations, or financial condition, and we are not aware of any threatened or contemplated proceeding by any governmental authority against us.  To our knowledge, we are not a party to any threatened civil or criminal action or investigation.

Item 4.  (Removed and Reserved).

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock initially began trading on the OTC Bulletin Board on June 28, 2004. It was initially quoted on the OTC Bulletin Board under the symbol "CYSL" through December 27, 2005, when we filed a Form 15 application with the SEC. From December 27, 2005 until September 24, 2007, we traded on the Pink Sheets under the symbol "CYSL." Effective September 25, 2007, our symbol on the Pink Sheets was changed to "CYSU" in connection with a Reverse Split. Our Common Stock was approved for quotation on the OTCBB on March 20, 2008 and currently trades on the OTC Bulletin Board under the symbol "CYSU."

The table below sets forth the reported high and low bid prices for the periods indicated. The bid prices shown reflect quotations between dealers, without adjustment for markups, markdowns or commissions, and may not represent actual transactions in our securities. All prices have been adjusted retroactively to give effect to the Reverse Split.

Quarterly period	High	Low
Fiscal year ended September 30, 2010:
First Quarter	$0.07	$0.04
Second Quarter	$0.10	$0.04
Third Quarter	$0.10	$0.10
Fourth Quarter	$0.10	$0.10
Fiscal year ended September 30, 2009:
First Quarter	$0.51	$0.15
Second Quarter	$1.01	$0.15
Third Quarter	$1.05	$1.01
Fourth Quarter	$1.05	$0.07

Holders

As of September 30, 2010, there were 78 record holders of our common stock and an unknown number of beneficial holders who the Company believes hold our common stock in street name.

Dividends

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Recent Sales of Unregistered Securities

None.

Item 6.  Selected Financial Data.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Recently Issued Accounting Pronouncements

Refer to the notes to the financial statements for a complete description of recent accounting pronouncements.

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

Results from Operations

For the twelve months ended September 30, 2010 and 2009, the Company had no revenues from continuing operations. For the twelve months ended September 30, 2010, the Company had a loss from operations of $83,820, as compared with a loss from operations of $23,868 for the twelve months ended September 30, 2009.

For the twelve months ended September 30, 2010, the Company incurred $83,820 of operating expenses, comprised of (a) accounting and audit fees of $7,306, (b) management fees of $46,780 incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC ("Vero") and Venor, Inc., (c) transfer agent fees of $5,206, (d) Edgar filing fees of $2,083, (e) Legal Fees of $21,499, and (f) miscellaneous fees of $946.

For the twelve months ended September 30, 2009, the Company incurred $23,868 of operating expenses, comprised of (a) accounting and audit fees of $7,609, (b) management fees of $12,000 incurred in relation to a broad range of managerial and administrative services provided by Vero, (c) transfer agent fees of $4,575, (d) Edgar filing fees of $2,236. The operating expenses were offset by a refund of state franchise taxes of $2,552.

Liquidity and Capital Resources

As of September 30, 2010 and 2009, the Company had assets equal to $17,484 and $14,477, respectively, comprised exclusively of cash and cash equivalents. The Company's current liabilities as of September 30, 2010 were $98,231 primarily comprised of trade payables, accrued interest and note payable, related party.  Current liabilities as of September 30, 2009 were $9,300 primarily comprised of accrued management fees owed to Vero of $9,000.

On March 5, 2010, the Company and Woodman Management Corporation, (“Woodman”) entered into a revolving promissory note agreement.  Under the revolving note agreement, the Company can borrow up to a maximum principal amount of $250,000.  Interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of 8% per annum, compounded annually.  All unpaid principal and interest must be paid by March 5, 2011.  As of September 30, 2010, the Company was advanced $60,000 under this agreement.  Accrued interest under this revolving promissory note agreement was $2,104 as of September 30, 2010.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the twelve months ended September 30, 2010 and 2009:

Twelve months ended September 30,

	2010	2009
Operating activities	$(56,993)	$(20,818)
Investing activities	-	-
Financing activities	60,000	-
Net effect on cash	$3,007	$(20,818)

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

Going Concern Uncertainties

We currently have no source of operating revenue, and have only limited working capital with which to pursue our business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for us to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about our ability to continue as a going concern. Our auditor has issued a "going concern" qualification as part of his opinion in the Audit Report for the year ended September 30, 2010.

Capital Expenditures

We have not incurred any material capital expenditures.

Commitments and Contractual Obligations

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

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable

Item 8.

CATALYST LIGHTING GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Catalyst Lighting Group, Inc.

We have audited the accompanying balance sheets of Catalyst Lighting, Inc. (the “Company”) as of September 30, 2010 and 2009, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of
Catalyst Lighting Group, Inc. as of September 30, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has had recurring losses from operations and had a stockholders’ deficit as of September 30, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 1. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Weinberg & Company, P.A.
Los Angeles, California
December 13, 2010

CATALYST LIGHTING GROUP, INC.
BALANCE SHEETS

	September 30,
	2010	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$17,484	$14,477
TOTAL CURRENT ASSETS	$17,484	$14,477

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$36,127	$9,300
Accrued interest	2,104	-
Note payable, related party	60,000	-
TOTAL CURRENT LIABILITIES	98,231	9,300

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 4,331,131 shares issued and outstanding at September 30, 2010 and 2009, respectively.	433	433
Additional paid in capital	4,150,986	4,150,986
Accumulated deficit	(4,232,166)	(4,146,242)
Total stockholders' equity (deficit)	(80,747)	5,177
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$17,484	$14,477

The accompanying notes are an integral part of the financial statements

CATALYST LIGHTING GROUP, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

	2010	2009

REVENUES	$—	$—

Total revenues	—	—
COST OF SALES	—	—
GROSS PROFIT	—	—
OPERATING EXPENSES
General and administrative expenses	83,820	23,868
LOSS FROM OPERATIONS	(83,820)	(23,868)

Interest expense	(2,104)	-
NET LOSS	$(85,924)	$(23,868)
NET LOSS PER SHARE OF COMMON STOCK—Basic and diluted	$(0.02)	$(0.01)
WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted	4,331,131	4,331,131

The accompanying notes are an integral part of the financial statements

CATALYST LIGHTING GROUP, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount

Balance at October 1, 2008	4,331,131	$433	$4,150,986	$(4,122,374)	$29,045

Net loss				(23,868)	(23,868)

Balance at September 30, 2009	4,331,131	433	4,150,986	(4,146,242)	5,177

Net loss				(85,924)	(85,924)
Balance at September 30, 2010	4,331,131	$433	$4,150,986	$(4,232,166)	$(80,747)

The accompanying notes are an integral part of the financial statements

CATALYST LIGHTING GROUP, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(85,924)	$(23,868)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	28,931	3,050
Net cash used in operating activities	(56,993)	(20,818)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of note payable, related party	60,000	-
Net cash provided by financing activities	60,000	-
NET INCREASE / (DECREASE) IN CASH	3,007	(20,818)
CASH, Beginning of year	14,477	35,295
CASH, End of year	$17,484	$14,477

	2010	2009
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—
Income taxes	—	—

The accompanying notes are an integral part of the financial statements

CATALYST LIGHTING GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE 1.    BASIS OF PRESENTATION AND ORGANIZATION

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

Since Whitco's liquidation in bankruptcy, the Company has had nominal assets and nominal business operations and its business strategy has been to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. In furtherance of this business strategy, on July 25, 2006, the Company voluntarily filed for protection under Chapter 11 of the U.S. bankruptcy laws. The Company subsequently determined to withdraw from bankruptcy court protection and, on motion made by the U.S. trustee, the bankruptcy court ordered the case dismissed on January 9, 2007. Since the dismissal of the Company's bankruptcy case, the Company has settled its outstanding liabilities with creditors and is now in a position to actively seek a target company. In addition, effective February 22, 2007, the Company experienced a change in control and its management changed, pursuant to a Securities Purchase Agreement by and between the Company and KIG Investors I, LLC.

Effective January 15, 2010, the Company experienced a change in control and its management changed, pursuant to a Purchase Agreement by and between Keating Investments, LLC, Mr. Kevin R. Keating, Lionsridge Capital, LLC, Laurus Master Fund, Ltd., Garisch Financial, Inc., and Woodman Management Corporation. See Note 3

The Company's principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. During the year ended September 30, 2010, the Company had a net loss of $85,924 and used cash in operations of $56,993. At September 30, 2010, the Company had a working capital and a stockholders’ deficit of $80,747. Since inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its operations. The Company currently has no source of operating revenue, and has only limited working capital with which to pursue its business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for the Company to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Those estimates and assumptions include estimates for accruals for potential liabilities and assumptions made in valuing stock instruments issued for services.

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

The Company performed a review of its material tax positions. At the adoption date of October 1, 2007, the Company had no unrecognized tax benefits as a result of tax positions taken in a prior period. During the fiscal years ended September 30, 2010 and 2009, there were no increases or decreases in unrecognized tax benefits as a result of tax positions taken during those fiscal years, there were no decreases in unrecognized tax benefits relating to settlements with taxing authorities, and there were no reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations. As of September 30, 2010 and 2009, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate. As of September 30, 2010, the Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date. Generally, the Company's tax years ended September 30, 2000 and after remain subject to examination by major taxing jurisdictions.

The Company has elected to classify any interest or penalties recognized with respect to any unrecognized tax benefits as income taxes. During the fiscal years ended September 30, 2010 and 2009, the Company did not recognize any amounts for interest or penalties with respect to any unrecognized tax benefits. As of September 30, 2010 and 2009, no amounts for interest or penalties with respect to any unrecognized tax benefits have been accrued.

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

The Company had no such assets or liabilities recorded to be valued on the basis above at September 30, 2010 or 2009.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification Section 605-10-599, Revenue Recognition, Overall, SEC Materials ("Section 605-10-599"). Section 605-10-599 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. The Company had no operations and no revenue for the years ended September 30, 2010 and 2009.

Net Loss Per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to Common Stockholders by the weighted average number of shares of Common Stock outstanding during the year. Diluted earnings (loss) per share is computed by dividing the net income (loss) applicable to Common Stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. The Company currently has no dilutive securities and as such, basic and diluted loss per share are the same for all periods presented.

Recently Issued Accounting Pronouncements

In April 2010, the FASB issued new accounting guidance to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect adoption of this standard will have a material impact on its consolidated financial statements.

In January 2010, the FASB issued new accounting guidance which requires new disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring presentation on a gross basis of information about purchases, sales, issuances and settlements in Level 3 fair value measurements. The guidance also clarifies existing disclosures regarding level of disaggregation, inputs and valuation techniques. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009. Disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010. As this guidance requires only additional disclosure, there should be no impact on the financial statements of the Company upon adoption.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 3 – CHANGE OF CONTROL TRANSACTIONS

On January 15, 2010, Keating Investments, LLC, a Delaware limited liability company (“KI”), Mr. Kevin R. Keating (“Keating”), Lionsridge Capital, LLC, an Illinois limited liability company (“LC”), Laurus Master Fund, Ltd., a Cayman Island company (“Laurus”), Garisch Financial, Inc., an Illinois corporation (“GFI”) and Woodman Management Corporation, a California corporation (the “Purchaser”), entered into a Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which (1) KI, Keating, LC, Laurus and GFI (collectively, the “Sellers”) would sell to the Purchaser, and the Purchaser would purchase from the Sellers, an aggregate of 3,861,721 shares of the Registrant’s common stock (the “Shares”), which Shares represent 89.1% of the issued and outstanding shares of the Registrant’s common stock, (2) the Sellers would assign to the Purchaser the Sellers’ registration rights under existing agreements with the Registrant, (3) each Seller and the Registrant would release each other from all existing claims (other than claims by Keating for statutory or other rights to indemnification as a result of his service as an officer and director of the Registrant) and (4) KI would indemnify the Purchaser and the Registrant from liabilities arising out of any breach of any representation, warranty, covenant or obligation of KI, Keating and LC, for a period of six months from the Closing, up to a maximum amount of $50,000.  The aggregate purchase price for the Shares was $210,129.51, or approximately $0.05441 per share.  In connection with the Purchase Agreement, the Purchaser also agreed to assume, and to pay at the closing of the transactions under the Purchase Agreement (“Closing”), certain obligations in an aggregate amount of $30,000 (including $15,000 owed to KI as a consulting fee for services rendered in connection with the transactions contemplated under the Purchase Agreement) (“Assumed Obligations”).  The Closing occurred on February 3, 2010.  The Purchaser paid the aggregate purchase price for the Shares with personal funds.  There are no arrangements or understandings among members of both the former and new control groups and their associates with respect to election of directors or other matters.

NOTE 4 – STOCKHOLDERS’ EQUITY

Common Stock

Common stock consists of $0.0001 par value, 20,000,000 shares authorized, 4,331,131 shares issued and outstanding as of September 30, 2010 and 2009.

Preferred Stock

The articles of incorporation of the Company authorize 10,000,000 shares of preferred stock with a par value of $0.0001 per share. The Board of Directors is authorized to determine any number of series into which shares of preferred stock may be divided and to determine the rights, preferences, privileges and restrictions granted to any series of the preferred stock.

Stock Purchase Warrants
On December 10, 2009, warrants to purchase 3,334 shares of the Company's common stock at an exercise price of $30.00 expired without being exercised.

NOTE 5 – RELATED PARTY TRANSACTIONS

Notes Payable, Related Party

On March 5, 2010, the Company and Woodman Management Corporation, (“Woodman”) entered into a revolving promissory note agreement.  Under the revolving note agreement, the Company can borrow up to a maximum principal amount of $250,000.  Interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of 8% per annum, compounded annually.  All unpaid principal and interest must be paid by March 5, 2011.  As of September 30, 2010, the Company was advanced $60,000 under this agreement.  Accrued interest under this revolving promissory note agreement was $2,104 as of September 30, 2010.

Management Agreement

On October 1, 2007, the Company and Vero entered into an agreement whereby Vero will provide to the Company a broad range of managerial and administrative services for a fixed fee of $1,000 per month, for an initial period of twelve months. At the end of the initial twelve month term, the agreement will continue to remain in effect until terminated in writing by either party. For the years ended September 30, 2010 and 2009, the Company recorded $4,000 and $12,000, respectively, of managerial and administrative expenses associated with this agreement which are included as a component of general and administrative expenses in the accompanying statements of operations. As of September 30, 2010 and 2009, the Company had accrued and unpaid management fees owed to Vero of $0 and $9,000, respectively.

On February 3, 2010, the Company and Venor Inc (“Venor”) entered into an agreement in which Venor will provide financial services as well as services in the capacity of Interim President and Interim Secretary.  These services will be provided for a fixed fee of $4,000 on a month to month basis.  For the years ended September 30, 2010 and 2009, the Company recorded $49,813 and $0, respectively, of financial services associated with this agreement, which are included as a component of general and administrative expenses in the accompanying statement of operations. As of September 30, 2010, the Company has no unpaid management and other fees under this agreement.

NOTE 6 – INCOME TAXES

A reconciliation between the expected federal income tax rate and the actual tax rate is as follows:

	Year Ended September 30,
	2010	2009
Tax at federal statutory rates	34%	34%
Valuation allowance – operating loss carryforward	(34%)	(34%)
Effective tax rate	-	-

The following is a summary of the deferred tax assets:

	Year Ended September 30,
	2010	2009
Federal income tax expense (benefit) at statutory rate	$(952,000)	$(922,000)
State income taxes, net of federal income tax effect	-	-
Valuation allowance	952,000	922,000
Total income tax benefit	$-	$-

At September 30, 2010, the Company had a net operating loss carry forward for federal and state income tax purposes of approximately $2.8 million available to offset future taxable income through 2030. This operating loss is limited under the change of control provisions of Section 382 of the Internal Revenue Code.

Prior net operating loss carry forwards were reduced effective April 24, 2006 principally as a result of cancellation of debt in the Chapter 11 proceedings.

A valuation allowance of $2.8 million was established at September 30, 2010 to offset the benefit from the net operating loss carry forward to the extent it is more likely than not, based upon available evidence, that the recorded value will not be realized. Realization is dependent on the existence of sufficient taxable income within the carry forward period. In August 2007, upon the issuance of common shares in settlement of liabilities, the Company underwent a change of control pursuant to Section 382. Net operating losses prior to the change of control are limited in post change periods under Section 382. Cancellation of indebtedness income subsequent to the change in control has been excluded from taxable income due to the insolvency of the company, and has the effect of reducing the pre-change net operating loss carry forward.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable

Item 9A.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

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

As of September 30, 2010, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities & Exchange Act of 1934 ("Exchange Act"). Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control--Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2010.

(c) Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  Other Information.

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The names and ages of the directors and executive officers of the Company, and their positions with the Company, are as follows:

Name	Age	Position

Eric Stoppenhagen	37	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director

The term of office of each director expires at our annual meeting of stockholders or until their successors are duly elected and qualified. Except as set forth in Item 11 of this Annual Report, the Directors are not compensated for serving as such. Officers serve at the discretion of the Board of Directors.

Eric Stoppenhagen has served as Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director of the Company since February 2010.  Mr. Stoppenhagen, through his consulting company Venor, Inc., provides financial and management services to small to medium-sized companies that either are public or desire to become public.  He provides temporary CFO services to these companies, which includes transaction advice, preparation of security filings and advice regarding compliance with corporate governance requirements.  Mr. Stoppenhagen has more than ten years of financial experience having served in an executive capacity for several public and private companies, including as Vice President of Finance and subsequently Interim President of Trestle Holdings, Inc. from 2003 to 2009; Interim President of WoozyFly Inc. from 2009 to 2010; Interim President of Trist Holdings, Inc. from 2007 to 2010; CFO and Director of AuraSource, Inc. from 2008 to 2010; CFO of Mimvi, Inc. in 2010 and, CFO of Jardinier Corp. from 2007 to 2008.  Mr. Stoppenhagen is a Certified Public Accountant and holds a Juris Doctorate and Masters of Business Administration both from George Washington University.  Additionally, he holds a Bachelor of Science in Finance and a Bachelor of Science in Accounting both from Indiana University.  Mr. Stoppenhagen also serves as a director of the following public companies: AuraSource, Inc.

Significant Employees

None.

Family Relationships

None.

Involvement in Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of our sole officer and director, Eric Stoppenhagen, during the past five years.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and the holders of more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our equity securities.  Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended September 30, 2010, all of our executive officers, directors and the holders of 10% or more of our Common Stock complied with all Section 16(a) filing requirements, except for Keating Investments LLC, who did not timely file a Form 4 reporting one transaction.

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

Board Meetings; Nominating and Compensation Committees

The Board of Directors took a number of actions by written consent of all of the directors during the fiscal year ended September 30, 2010. Such actions by the written consent of all directors are, according to Delaware corporate law and the Company's by-laws, as valid and effective as if they had been passed at a meeting of the directors duly called and held. The Company's directors and officers do not receive remuneration from the Company unless approved by the Board of Directors or pursuant to an employment contract. No compensation has been paid to the Company's directors for attendance at any meetings during the last fiscal year.

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

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the SEC and in other public communications made by an issuer;

•	Compliance with applicable governmental laws, rules and regulations;

•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

•	Accountability for adherence to the code.

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

Because the management and directors of the Company are the same persons, the Board of Directors has determined not to adopt a formal methodology for communications from shareholders on the belief that any communication would be brought to the board of directors' attention by virtue of the co-extensive capacities served by Eric Stoppenhagen.

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

Except as set forth in the summary compensation table below, during the fiscal years ended September 30, 2010 and 2009, the Company has not provided any salary, bonus, annual or long-term equity or non-equity based incentive programs, health benefits, life insurance, tax-qualified savings plans, special employee benefits or perquisites, supplemental life insurance benefits, pension or other retirement benefits or any type of nonqualified deferred compensation programs for its executive officers or employees.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs are currently in place for the benefit of the Company's employees and no equity awards are currently outstanding.

There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be included in this table, or otherwise.

The following table and related footnotes show the compensation paid during the fiscal years ended September 30, 2010 and 2009 and to the Company's executive officer.

SUMMARY COMPENSATION TABLE

		Annual Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Total Compensation

Eric Stoppenhagen	2010	$0	$0	$49,813	$49,813
CEO, CFO, President and Secretary

Kevin R. Keating CEO, CFO, President, Treasurer and Secretary	2010 2009	$0 $0	$0 $0	$0 $0	$0 $0

Employment Agreements

Currently, we have no employment agreements or other agreements with any of our executive officers or employees. On February 3, 2010, the Company and Venor Inc (“Venor”) entered into an agreement in which Venor will provide financial services as well as services in the capacity of Interim President and Interim Secretary.  These services will be provided for a fixed fee of $4,000 per month for six months.

Compensation of Directors

During the fiscal years ended September 30, 2010 and 2009, except as set forth above, Messrs. Stoppenhagen, Depenbusch and Keating did not receive separate compensation for their services as a director.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the Company's common stock beneficially owned on December 13, 2010, for (i) each shareholder the Company knows to be the beneficial owner of 5% or more of its outstanding common stock, (ii) each of the Company's executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. To the best of the Company's knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. At December 13, 2010, 4,331,131 shares of the Company's common stock were outstanding.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Ownership of Common Stock

W-Net Fund I, L.P. (1)	3,861,721	89.1%
Eric Stoppenhagen	0	0.0%
All Executive Officers and Directors as a group	0	0.0%

(1) David Weiner has voting and investment control over the securities owned by W-Net Fund I, L.P. The address of W-Net Fund I. L.P. and David Weiner is 12400 Ventura Blvd., Suite 327 Studio City, California 91604.

Changes in Control Arrangements

There existed no change in control arrangements at September 30, 2010.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

On February 3, 2010, the Company and Venor Inc (“Venor”) entered into an agreement in which Venor will provide financial services as well  as services in the capacity of Interim President and Interim Secretary.  These services will be provided for a fixed fee of $4,000 per month for six months.  As of September 30, 2010, the Company has no unpaid management and other fees under this agreement. Eric Stoppenhagen, the sole officer and director of the Company, is the owner of Venor, Inc.

On March 5, 2010, the Company and Woodman Management Corporation, (“Woodman”) entered into a revolving promissory note agreement.  Under the revolving note agreement, the Company can borrow up to a maximum principal amount of $250,000.  Interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of 8% per annum, compounded annually.  All unpaid principal and interest must be paid by March 5, 2011.  As of September 30, 2010, the Company was advanced $60,000 under this agreement.  Accrued interest under this revolving promissory note agreement was $2,104 as of September 30, 2010.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

Director Independence

The Company is not a "listed company" under SEC rules and is therefore not required to have independent directors.

Item 14.  Principal Accountant Fees and Services

Effective December 8, 2010, Company dismissed Comiskey & Company, P.C. (“Comiskey & Company”) as its independent public accounting firm. Comiskey & Company’s reports on the Company’s financial statements for the past two fiscal years, with the exception of an uncertainty paragraph about the ability of the Company to continue as a going concern, have not contained an adverse opinion or a disclaimer of opinion, nor were qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended September 30, 2009 and 2008 and subsequently through the date of its dismissal, there were no disagreements with Comiskey & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Comiskey & Company’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company’s financial statements for such years.

The Company’s Board of Directors appointed Weinberg & Company, P.A. (“Weinberg”) as new independent public accountants, effective December 8, 2010. During the fiscal years ended September 30, 2009 and 2008 and subsequently through the date of Weinberg’s engagement, the Company did not consult Weinberg with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements.

Due to the Company’s fee issues with Comiskey & Company and the restriction of access to their prior period workpapers, the Company engaged Weinberg to re-audit the financial statements as of and for the year ended September 30, 2009.

Audit Fees

The aggregate fees billed by Comiskey & Company for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided in connection with statutory and regulatory filings were $7,305 for the fiscal year ended September 30, 2010 and $6,359 for the fiscal year ended September 30, 2009.

Audit-Related Fees

There were no fees billed by Comiskey & Company for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements for the fiscal years ended September 30, 2010 and 2009.

Tax Fees

There were zero in fees billed by Comiskey & Company for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended September 30, 2010 and $1,250 for the fiscal year ended September 30, 2009.

All Other Fees

There were no fees billed by Comiskey & Company for other products and services for the fiscal years ended September 30, 2010 and 2009.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

Financial Statements

The Company's financial statements are included in Item 8 of this Annual Report.

Financial Statement Schedules

All schedules are omitted because they are not applicable or have been provided in Item 8 of this Annual Report.

3.	Exhibits:

Exhibit Number	Description of Exhibit

2.1	Certificate of Ownership and Merger, as filed with the Delaware Secretary of State on September 23, 2003
3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on March 7, 2001
3.2	Certificate of Designation of Series A Convertible Preferred Stock, as filed with the Delaware Secretary of State on August 27, 2007
3.3	Certificate of Amendment of Certificate of Incorporation, as filed with the Delaware Secretary of State on September 19, 2007
3.4	By-Laws, as amended
10.1	Common Stock Purchase Warrant Issued to John Sanderson dated May 26, 2004
10.2	Common Stock Purchase Warrant Issued to Wilkinson Family Trust dated December 10, 2004
10.3	Securities Purchase Agreement between KIG Investors I, LLC and the Company dated August 22, 2007
10.4	Registration Rights Agreement between KIG Investors I, LLC and the Company dated September 12, 2007
10.5	Settlement and Release Agreement between Feldman Weinstein & Smith, LLP and the Company dated August 21, 2007
10.6	Settlement and Release Agreement between Halliburton Investor Relations and the Company dated August 13, 2007
10.7	Form of Registration Rights Agreement between certain Other Stockholders and the Company dated September 14, 2007
10.8	Settlement and Release Agreement between Laurus Master Fund, Ltd. and the Company dated August 22, 2007
10.9	Registration Rights Agreement between Laurus Master Fund, Ltd. and the Company dated September 14, 2007
10.10	Revolving Loan Agreement between Keating Investments, LLC and the Company dated August 22, 2007
10.11	Consulting Agreement between Garisch Financial, Inc. and the Company dated September 13, 2007
10.12	Agreement between the Company and Vero Management, LLC, dated as of October 1, 2007
10.13	Revolving Promissory Note between Woodman Management Corporation and the Company dated March 5, 2010
31.1
Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-K for the year ended September 30, 2010.

32.1	Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES
            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Catalyst Lighting Group, Inc.

Date: December 13, 2010	By:	/s/ ERIC STOPPENHAGEN ----------------------------------------------------------- Name: Eric Stoppenhagen Title: Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the following capacities on December 13, 2010.

By:
/s/   ERIC STOPPENHAGEN
-----------------------------------------------------------
Name: Eric Stoppenhagen
Title: Chief Executive Officer
Chief Financial Officer
President
Treasurer
Secretary and Sole Director