Form 10-K
period 2010-12-31
CATALYST LIGHTING GROUP INC
filed 2011-02-02
CIK 1161582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR
☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from October 1, 2010 to December 31, 2010

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

As of February 2, 2011, 4,331,131 shares of the common stock of the registrant were outstanding.

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

Quarterly period	High	Low
March 31, 2009	$1.01	$0.15
June 30, 2009	$1.05	$1.01
September 30, 2009	$1.05	$0.07
December 31, 2009	$0.07	$0.04
March 31, 2010	$0.10	$0.04
June 30, 2010	$0.10	$0.10
September 30, 2010	$0.10	$0.10
December 31, 2010	$0.20	$0.10

Holders

As of December 31, 2010, there were 78 record holders of our common stock and an unknown number of beneficial holders who the Company believes hold our common stock in street name.

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

Results from Operations – Three Months Ended December 31, 2010 and 2009

For the three months ended December 31, 2010 and 2009, the Company had no revenues from continuing operations. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

For the three months ended December 31, 2010, the Company had a net loss of $24,343, as compared with a net loss of $7,644 for the corresponding period in 2009. For the three months ended December 31, 2010, the Company incurred $22,663 of operating expenses, comprised of (a) accounting and audit fees of $16,643, (b) legal fees of $5,154, and (c) transfer agent fees of $866.  For the three months ended December 31, 2009, the Company incurred $7,644 of operating expenses, comprised of (a) accounting and audit fees of $2,950 (b) management fees of $3,000 incurred in relation to a broad range of managerial and administrative services provided by Vero, (c) transfer agent fees of $1,181, and (d) Edgar filing fees of $513.

Results from Operations – Years Ended September 30, 2010 and 2009

For the twelve months ended September 30, 2010 and 2009, the Company had no revenues from continuing operations. For the twelve months ended September 30, 2010, the Company had a loss from operations of $83,820, as compared with a loss from operations of $23,868 for the twelve months ended September 30, 2009.

For the twelve months ended September 30, 2010, the Company incurred $83,820 of operating expenses, comprised of (a) accounting and audit fees of $7,306, (b) management fees of $46,780 incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC (“Vero”) and Venor, Inc., (c) transfer agent fees of $5,206, (d) Edgar filing fees of $2,083, (e) legal fees of $21,499, and (f) miscellaneous fees of $946.

For the twelve months ended September 30, 2009, the Company incurred $23,868 of operating expenses, comprised of (a) accounting and audit fees of $7,609, (b) management fees of $12,000 incurred in relation to a broad range of managerial and administrative services provided by Vero, (c) transfer agent fees of $4,575, and (d) Edgar filing fees of $2,236. The operating expenses were offset by a refund of state franchise taxes of $2,552.

Liquidity and Capital Resources

As of December 31, 2010 and September 30, 2010, the Company had assets equal to $10,057 and $17,484, respectively, comprised exclusively of cash. The Company's current liabilities as of December 31, 2010 and September 30, 2010 were $115,147 and $98,231, respectively, comprised of accounts payable, accrued expenses and a note payable to a related party.

On March 5, 2010, the Company and Woodman Management Corporation, (“Woodman”) entered into a revolving promissory note agreement.  Under the revolving note agreement, the Company can borrow up to a maximum principal amount of $250,000.  Interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of 8% per annum, compounded annually.  All unpaid principal and interest must be paid by March 5, 2011.  As of December 31, 2010 and September 30, 2010, the Company was advanced $105,000 and $60,000, respectively, under this agreement.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended December 31, 2010 and 2009 and the years ended September 30, 2010 and 2009:

	Three months ended December 31,		Years ended September 30,
	2010	2009	2010	2009
Operating Activities	$(52,427)	$(4,644)	$(56,993)	$	$(20,818)
Investing Activities	-	-	-		-
Financing Activities	45,000	-	60,000		-
Net Effect on Cash	$(7,427)	$(4,644)	$3,007		$(20,818)

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

Going Concern Uncertainties

We currently have no source of operating revenue, and have only limited working capital with which to pursue our business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for us to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about our ability to continue as a going concern. Our auditor has issued a "going concern" qualification as part of their opinion in the Audit Report for the three month period ended December 31, 2010 and year ended September 30, 2010.

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

Not Applicable

Item 8.

CATALYST LIGHTING GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Catalyst Lighting Group, Inc.

We have audited the accompanying balance sheets of Catalyst Lighting Group, Inc. (the “Company”) as of December 31, 2010 and September 30, 2010, and the related statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the three months ended December 31, 2010 and the years ended September 30, 2010 and 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Catalyst Lighting Group, Inc. as of December 31, 2010 and September 30, 2010, and the results of its operations and its cash flows for the three months ended December 31, 2010 and the years ended September 30, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has had recurring losses from operations and had a stockholders’ deficiency as of December 31, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 1. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Weinberg & Company, P.A.
Los Angeles, California
February 2, 2011

CATALYST LIGHTING GROUP, INC.
BALANCE SHEETS

	December 31,	September 30,
	2010	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,057	$17,484
TOTAL CURRENT ASSETS	$10,057	$17,484

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$6,363	$36,127
Accrued interest	3,784	2,104
Note payable, related party	105,0000	60,0000
TOTAL CURRENT LIABILITIES	115,147	98,2311

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 4,331,131 shares issued and outstanding at December 31, 2010 and September 30, 2010, respectively.	433	433
Additional paid in capital	4,150,986	4,150,986
Accumulated deficit	(4,256,509)	(4,232,166)
Total stockholders' deficit	(105,090)	(80,747)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$10,057	$17,484

The accompanying notes are an integral part of the financial statements

CATALYST LIGHTING GROUP, INC.
STATEMENTS OF OPERATIONS

	For the Three Month Period Ended December 31,		For the Years Ended September 30,
	2010	2009	2010	2009
		(unaudited)

REVENUES	$—	$—	$-	$-

Total revenues	—	—	-	-
COST OF SALES	—	—	-	-
GROSS PROFIT	—	—	-	-
OPERATING EXPENSES
General and administrative expenses	22,663	7,644	83,820	23,868
LOSS FROM OPERATIONS	(22,663)	(7,644)	(83,820)	(23,868)

Interest expense	(1,680)	-	(2,104)	-
NET LOSS	$(24,343)	$(7,644)	$(85,924)	$(23,868)
NET LOSS PER SHARE OF COMMON STOCK—Basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)
WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted	4,331,131	4,331,131	4,331,131	4,331,131

The accompanying notes are an integral part of the financial statements

CATALYST LIGHTING GROUP, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009 AND
FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 2010

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount

Balance at October 1, 2008	4,331,131	$433	$4,150,986	$(4,122,374)	$29,045

Net loss				(23,868)	(23,868)

Balance at September 30, 2009	4,331,131	433	4,150,986	(4,146,242)	5,177

Net loss				(85,924)	(85,924)
Balance at September 30, 2010	4,331,131	433	4,150,986	(4,232,166)	(80,747)

Net loss				(24,343)	(24,343)

Balance at December 31, 2010	4,331,131	$433	$4,150,986	$(4,256,509)	$(105,090)

The accompanying notes are an integral part of the financial statements

CATALYST LIGHTING GROUP, INC.
STATEMENTS OF CASH FLOWS

	For the Three Month Periods Ended December 31,		For the Years Ended September 30,
	2010	2009	2010	2009
		(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,343)	$(7,644)	$(85,924)	$(23,868)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(28,084)	3,000	28,931	3,050
Net cash used in operating activities	(52,427)	(4,644)	(56,993)	(20,818)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	-	-	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of note payable, related party	45,000	-	60,000	-
Net cash provided by financing activities	45,000	-	60,000	-
NET INCREASE / (DECREASE) IN CASH	(7,427)	(4,644)	3,007	(20,818)
CASH, Beginning of period	17,484	14,477	14,477	35,295
CASH, End of period	$10,057	$9,833	$17,484	$14,477

	2010	2009	2010	2009
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—	$—	$—
Income taxes	—	—	—	—

The accompanying notes are an integral part of the financial statements

CATALYST LIGHTING GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 2010 AND 2009 (UNAUDITED) AND
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. During the three month period ended December 31, 2010, the Company had a net loss of $24,343 and used cash in operations of $52,427. At December 31, 2010, the Company had a working capital and a stockholders’ deficit of $105,090. Since inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its operations. The Company currently has no source of operating revenue, and has only limited working capital with which to pursue its business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for the Company to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Change in Fiscal Year

Effective for fiscal year 2010, the Company changed its fiscal year end to December 31 form the fiscal year end of September 30. As a result of this change, the Statements of Operations, Statements of Cash Flows and Statements of Shareholders’ Equity are presented for the three-month periods December 31, 2010 and each of the two previous fiscal years ended September 30, 2010 and September 30, 2009. For comparative purposes only, the Statements of Operations and Statements of Cash Flows presents the results of operations for the three-month period ended December 31, 2009 (unaudited).

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

The Company performed a review of its material tax positions. At the adoption date of October 1, 2007, the Company had no unrecognized tax benefits as a result of tax positions taken in a prior period. During the three months ended December 31, 2010 and the fiscal years ended September 30, 2010 and 2009, there were no increases or decreases in unrecognized tax benefits as a result of tax positions taken during those fiscal years, there were no decreases in unrecognized tax benefits relating to settlements with taxing authorities, and there were no reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations. As of December 31, 2010 and September 30, 2010, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate. As of December 31, 2010, the Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date. Generally, the Company's tax years ended September 30, 2000 and after remain subject to examination by major taxing jurisdictions.

The Company has elected to classify any interest or penalties recognized with respect to any unrecognized tax benefits as income taxes. During the three months ended December 31, 2010 and the fiscal years ended September 30, 2010 and 2009, the Company did not recognize any amounts for interest or penalties with respect to any unrecognized tax benefits. As of December 31, 2010 and September 30, 2010, no amounts for interest or penalties with respect to any unrecognized tax benefits have been accrued.

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

The Company had no such assets or liabilities recorded to be valued on the basis above at December 31, 2010 and September 30, 2010.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification Section 605-10-599, Revenue Recognition, Overall, SEC Materials ("Section 605-10-S99"). Section 605-10-S99 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. The Company had no operations and no revenue for the three month period ended December 31, 2010.

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

NOTE 4 – STOCKHOLDERS’ EQUITY

Common Stock

Common stock consists of $0.0001 par value, 20,000,000 shares authorized, 4,331,131 shares issued and outstanding as of December 31, 2010 and September 30, 2010.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

Notes Payable, Related Party

On March 5, 2010, the Company and Woodman Management Corporation, (“Woodman”) entered into a revolving promissory note agreement.  Under the revolving note agreement, the Company can borrow up to a maximum principal amount of $250,000.  Interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of 8% per annum, compounded annually.  All unpaid principal and interest must be paid by March 5, 2011.  As of December 31, 2010 and September 30, 2010, the Company was advanced $105,000 and $60,000, respectively, under this agreement.  Accrued interest under this revolving promissory note agreement was $3,784 and $2,104 as of December 31, 2010 and September 30, 2010, respectively.

Management Agreement

On October 1, 2007, the Company and Vero entered into an agreement whereby Vero will provide to the Company a broad range of managerial and administrative services for a fixed fee of $1,000 per month, for an initial period of twelve months. At the end of the initial twelve month term, the agreement will continue to remain in effect until terminated in writing by either party. For the three months ended December 31, 2010 and 2009 and the years ended September 30, 2010 and 2009, the Company recorded $0 and $3,000, respectively, and $4,000 and $12,000, respectively, of managerial and administrative expenses associated with this agreement which are included as a component of general and administrative expenses in the accompanying statement of operations. As of December 31, 2010 and September 30, 2010, the Company had no unpaid management and other fees under this agreement.

On February 3, 2010, the Company and Venor Inc (“Venor”) entered into an agreement in which Venor will provide financial services as well as services in the capacity of Interim President and Interim Secretary.  These services will be provided for a fixed fee of $4,000 on a month to month basis.  For the three months ended December 31, 2010 and 2009, and for the years ended September 30, 2010 and 2009, the Company recorded $12,000 and $0, respectively, and $49,813 and $0, respectively, of financial services associated with this agreement, which are included as a component of general and administrative expenses in the accompanying condensed statement of operations. As of December 31, 2010 and September 30, 2010, the Company had no unpaid management and other fees under this agreement.

NOTE 6 – INCOME TAXES

A reconciliation between the expected federal income tax rate and the actual tax rate is as follows:

	December 31,	September 30,
	2010	2010
Tax at federal statutory rates	34%	34%
Valuation allowance – operating loss carryforward	(34%)	(34%)
Effective tax rate	-	-

The following is a summary of the deferred tax assets:

	December 31,	September 30,
	2010	2010
Federal income tax expense (benefit) at statutory rate	$(960,000)	$(952,000)
State income taxes, net of federal income tax effect	-	-
Valuation allowance	960,000	952,000
Total income tax benefit	$-	$-

At December 31, 2010, the Company had a net operating loss carry forward for federal and state income tax purposes of approximately $2.8 million available to offset future taxable income through 2030. This operating loss is limited under the change of control provisions of Section 382 of the Internal Revenue Code.

Prior net operating loss carry forwards were reduced effective April 24, 2006 principally as a result of cancellation of debt in the Chapter 11 proceedings.

A valuation allowance of $960,000 was established at December 31, 2010 to offset the benefit from the net operating loss carry forward to the extent it is more likely than not, based upon available evidence, that the recorded value will not be realized. Realization is dependent on the existence of sufficient taxable income within the carry forward period. In August 2007, upon the issuance of common shares in settlement of liabilities, the Company underwent a change of control pursuant to Section 382. Net operating losses prior to the change of control are limited in post change periods under Section 382. Cancellation of indebtedness income subsequent to the change in control has been excluded from taxable income due to the insolvency of the company, and has the effect of reducing the pre-change net operating loss carry forward.

Item 9. Changes in and Disagreements with Accountants 011 Accounting and Financial Disclosure

None.

Item 9A(T).

Management's Annual Report on Internal Control over Financial Reporting

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(1). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2009.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial Reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company's internal control over financial rep0I1ing as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control- Integrated Framework. Based 011 our assessment we concluded that, as of December 31, 2010, the Company's internal control over financial reporting was effective based on those criteria.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report.

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

Board Meetings; Nominating and Compensation Committees

The Board of Directors took a number of actions by written consent of all of the directors during the fiscal year ended December 31, 2010. Such actions by the written consent of all directors are, according to Delaware corporate law and the Company's by-laws, as valid and effective as if they had been passed at a meeting of the directors duly called and held. The Company's directors and officers do not receive remuneration from the Company unless approved by the Board of Directors or pursuant to an employment contract. No compensation has been paid to the Company's directors for attendance at any meetings during the last fiscal year.

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

Except as set forth in the summary compensation table below, during the three month period ended December 31, 2010 and year ended September 30, 2010, the Company has not provided any salary, bonus, annual or long-term equity or non-equity based incentive programs, health benefits, life insurance, tax-qualified savings plans, special employee benefits or perquisites, supplemental life insurance benefits, pension or other retirement benefits or any type of nonqualified deferred compensation programs for its executive officers or employees.

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

The following table and related footnotes show the compensation paid during the three month period ended December 31, 2010 and year ended September 30, 2010, and to the Company's executive officer.

SUMMARY COMPENSATION TABLE

		Annual Compensation
Name and Principal Position	Period	Salary	Bonus	Other Annual Compensation	Total Compensation

Eric Stoppenhagen	Year Ended Sept. 30, 2010	$0	$0	$49,813	$49,813
CEO, CFO, President and Secretary	Three Months Ended Dec. 31, 2010	$0	$0	$12,000	$12,000

Kevin R. Keating CEO, CFO, President, Treasurer and Secretary	2010	$0	$0	$0	$0

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

Compensation of Directors

During the three month period ended December 31, 2010 and the year ended September 30, 2010, except as set forth above, Messrs. Stoppenhagen and Keating did not receive separate compensation for their services as a director.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the Company's common stock beneficially owned on February 2, 2011, for (i) each shareholder the Company knows to be the beneficial owner of 5% or more of its outstanding common stock, (ii) each of the Company's executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. To the best of the Company's knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. At February 2, 2011, 4,331,131 shares of the Company's common stock were outstanding.

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

Changes in Control Arrangements

There existed no change in control arrangements at December 31, 2010.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

On March 5, 2010, the Company and Woodman Management Corporation, (“Woodman”) entered into a revolving promissory note agreement.  Under the revolving note agreement, the Company can borrow up to a maximum principal amount of $250,000.  Interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of 8% per annum, compounded annually.  All unpaid principal and interest must be paid by March 5, 2011.  As of December 31, 2010 and September 30, 2010, the Company was advanced $105,000 and $60,000, respectively, under this agreement.  Accrued interest under this revolving promissory note agreement was $3,784 and $2,104 as of December 31, 2010 and September 30, 2010, respectively.

On February 3, 2010, the Company and Venor Inc (“Venor”) entered into an agreement in which Venor will provide financial services as well as services in the capacity of Interim President and Interim Secretary.  These services will be provided for a fixed fee of $4,000 on a month to month basis.  For the three months ended December 31, 2010 and 2009 and the years ended September 30, 2010 and 2009, the Company recorded $12,000 and $0, respectively, and $49,813 and $0, respectively, of financial services associated with this agreement, which are included as a component of general and administrative expenses in the accompanying statement of operations. As of December 31, 2010 and September 30, 2010, the Company had no unpaid management and other fees under this agreement.

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

For the three month period ended December 31, 2010, audit fees billed by Comiskey & Company for professional services rendered was $1,724.  Audit fees billed by Weinberg & Company for the same period was $4,500.

Audit-Related Fees

There were no fees billed by Comiskey & Company for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements for the three month periods ended December 31, 2010 and 2009 and for the fiscal years ended September 30, 2010 and 2009.

Tax Fees

There were zero in fees billed by Comiskey & Company for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended September 30, 2010 and $1,250 for the fiscal year ended September 30, 2009

There were no tax related fees billed for the three month period ended December 31, 2010.

All Other Fees

There were no fees billed by Comiskey & Company for other products and services for the three month periods ended December 31, 2010 and 2009 and for the fiscal years ended September 30, 2010 and 2009.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

Financial Statements

The Company's financial statements are included in Item 8 of this Annual Report.

Financial Statement Schedules

All schedules are omitted because they are not applicable or have been provided in Item 8 of this Annual Report.

3.	Exhibits:

Exhibit Number	Description of Exhibit

*2.1	Certificate of Ownership and Merger, as filed with the Delaware Secretary of State on September 23, 2003
*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on March 7, 2001
*3.2	Certificate of Designation of Series A Convertible Preferred Stock, as filed with the Delaware Secretary of State on August 27, 2007
*3.3	Certificate of Amendment of Certificate of Incorporation, as filed with the Delaware Secretary of State on September 19, 2007
*3.4	By-Laws, as amended
*10.1	Form of Registration Rights Agreement between certain Other Stockholders and the Company dated September 14, 2007
*10.2	Settlement and Release Agreement between Laurus Master Fund, Ltd. and the Company dated August 22, 2007
*10.3	Registration Rights Agreement between Laurus Master Fund, Ltd. and the Company dated September 14, 2007
*10.4	Revolving Loan Agreement between Keating Investments, LLC and the Company dated August 22, 2007
*10. 5	Consulting Agreement between Garisch Financial, Inc. and the Company dated September 13, 2007
*10.6	Agreement between the Company and Vero Management, LLC, dated as of October 1, 2007
10.7	Revolving Promissory Note between Woodman Management Corporation and the Company dated March 5, 2010 (incorporated herein by reference to Exhibit 10.1 of Company's Form 8-K dated March 3, 2010)
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

*Incorporated herein by reference to the Company’s Form 10-SB filed December 12, 2006.

SIGNATURES
            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Catalyst Lighting Group, Inc.

Date: February 2, 2011	By:	/s/ ERIC STOPPENHAGEN ----------------------------------------------------------- Name: Eric Stoppenhagen Title: Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the following capacities on February 2, 2011.

By:
/s/   ERIC STOPPENHAGEN
-----------------------------------------------------------
Name: Eric Stoppenhagen
Title: Chief Executive Officer
Chief Financial Officer
President
Treasurer
Secretary and Sole Director