Form 10-Q
period 2011-03-31
PHOTOTRON HOLDINGS, INC.
filed 2011-05-17
CIK 1161582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission file number 000-50385

Phototron Holdings, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1588927 (I.R.S. Employer Identification No.)

20259 Ventura Boulevard, Woodland Hills, CA 91364
(Address of principal executive offices and zip code)

(818) 992-0200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File  required to be submitted and posted to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).Yes ☐ No ☑

As of May 13, 2011 there were 139,283,683 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements

PHOTOTRON HOLDINGS, INC.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
ASSETS	(unaudited)
Current Assets
Cash	$191,162	$15,042
Inventories	85,915	53,593
Prepaid expenses and other current assets	1,361	2,085
Total current assets	278,438	70,720
Property and equipment, net	28,356	-
Lease deposit	11,829	3,360
Total Assets	$318,623	$74,080

LIABILITIES AND STOCKHOLDERS' EQUITY (Deficiency)
Current Liabilities
Accounts payable	$100,416	$76,095
Accrued liabilities	7,621	7,181
Notes payable	14,354	22,716
Note payable, related party	44,000	64,000
Total current liabilities	166,391	169,992
Commitments and contingencies
Stockholders' equity (deficiency)
Common stock, $0.0001 par value; 200,000,000 shares authorized; 139,283,683 and 78,372,884 shares issued and outstanding respectively	13,928	7,837
Additional paid-in capital	1,111,384	(6,837)
Accumulated deficit	(973,080)	(96,912)
Total stockholders' equity (deficiency)	152,232	(95,912)
Total Liabilities and Stockholders' Equity (Deficiency)	$318,623	$74,080

See accompanying notes to these condensed consolidated financial statements.

PHOTOTRON HOLDINGS, INC.

Condensed Consolidated Statements of Operations (Unaudited)
For the Three Month Periods Ended March 31, 2011 and 2010

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010

Revenue	$119,308	$145,212
Cost of goods sold	68,004	73,513
Gross profit	51,304	71,699
General and administrative expenses	512,458	42,806
Income (loss) from operations	(461,154)	28,893
Other expenses
Reverse merger expenses	414,884	-
Interest expense, net	130	978
Net income (loss)	$(876,168)	$27,915
Earnings (loss) per share - basic and diluted	$(0.01)	$0.00
Weighted average shares outstanding -
basic and diluted	116,366,306	78,372,884

See accompanying notes to these condensed consolidated financial statements.

PHOTOTRON HOLDINGS, INC.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)
For the Three Months Ended March 31, 2011

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2010	78,372,884	$7,837	$(6,837)	$(96,912)	$(95,912)
Common stock issued for cash	52,248,537	5,225	981,107	-	986,332
Shares issued upon reverse merger	8,662,262	866	(866)	-	-
Fair value vesting of stock options	-	-	137,980	-	137,980
Net loss	-	-	-	(876,168)	(876,168)

Balance, Balance, March 31,2011	139,283,683	$13,928	$1,111,384	$(973,080)	$152,232

See accompanying notes to these condensed consolidated financial statements.

PHOTOTRON HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Three Month Periods Ended March 31, 2011 and 2010

	Three Months	Three Months
	March 31, 2011	March 31, 2010
Cash Flows from Operating Activities:
Net income (loss)	$(876,168)	$27,915
Adjustments to reconcile net income (loss) to net cash
Provided by (used in) operating activities:
Depreciation	1,376	-
Fair value of vested options	137,980	-
Merger related expenses	414,884
Changes in operating assets and liabilities:
Inventories	(32,322)	(4,440)
Prepaid expenses and other current assets	724	(761)
Lease deposits	(8,469)	-
Accounts payable	24,321	(9,854)
Accrued liabilities	440	(4,286)
Net cash provided by (used in) operating activities	(337,234)	8,574
Cash Flows from Investing Activities:
Cash paid in reverse merger	(414,884)	-
Purchase of property and equipment	(29,732)	-
Net cash (used in) investing activities	(444,616)	-
Cash Flows from Financing Activities:
Principal payments on note payable	(8,362)	(7,762)
Payments on related party notes payable	(20,000)	-
Proceeds from issuance of common stock	986,332	-
Net cash provided by (used in) financing activities	957,970	(7,762)
Net increase in cash	176,120	812
Cash Beginning of Year	15,042	60,709
Cash End of Year	$191,162	$61,521
Supplemental Cash Flow Information:
Cash paid for interest	$5,814	$978
Cash paid for taxes	$-	$-

See accompanying notes to these condensed consolidated financial statements.

PHOTOTRON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2011 (Unaudited)

Notes to Condensed Consolidated Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS

Reverse Merger

Phototron, Inc. (“Phototron”) was incorporated in California in 2002.  On February 14, 2011, Phototron entered into an Agreement and Plan of Merger (“Merger Agreement”) with PHI Merger Corporation, a California corporation (“MergerCo”) and wholly-owned subsidiary of Phototron Holdings, Inc. (“we,” “us,” “our” and “our company”).  The closing (the “Closing”) of the transactions contemplated by the Merger Agreement (the “Merger”) occurred on March 9, 2011.  At the Closing, (i) MergerCo was merged with and into Phototron; (ii) Phototron became our wholly-owned subsidiary; (iii) all of Phototron’s shares and options outstanding prior to the Merger were exchanged (or assumed, in the case of options) for comparable securities of our company; and (iv) 95% of our fully-diluted shares were owned by Phototron’s former shareholders and option holders.  At the Closing, we issued a total of 130,621,421 shares of our common stock to Phototron’s former shareholders, in exchange for the 1,666,666 shares of Phototron’s common stock outstanding prior to the Merger.  Upon the effectiveness of the Merger, 8,662,262 shares of our common stock were maintained by our existing stockholders.

Since former holders of Phototron’s common stock and options to purchase common stock owned, after the Merger, approximately 95% of our fully-diluted shares of common stock, and as a result of certain other factors, including that all members of our executive management are members of Phototron’s management, Phototron is deemed to be the acquiring company and we are deemed to be the legal acquirer for accounting purposes, and the Merger was accounted for as a reverse merger and a recapitalization in accordance with generally accepted accounting principles in the United States (“GAAP).  The accompanying unaudited condensed consolidated financial statements of Phototron Holdings, Inc. and subsidiaries (“we,” “us, “our” and “our company”) reflect the historical activity of Phototron, and the historical stockholders’ equity of Phototron has been retroactively restated for the equivalent number of shares received in the exchange after giving effect to the differences in par value offset to additional paid-in capital.  In connection with the Merger Agreement, Phototron is deemed to have issued an additional 8,662,262 shares of common stock to our stockholders existing prior to the Merger.  Reverse merger costs of $414,884 include net liabilities of $124,901 assumed upon the reverse merger, the payment by Phototron of a $249,993 dividend to our stockholders existing prior to the Merger upon the consummation of the Merger and legal fees of $39,990.  These costs have been reflected as costs of the Merger in the 2011 statement of operations.

As a result of the Merger we are solely engaged in Phototron’s business, Phototron’s officers became our officers and Phototron’s directors became our directors.  In connection with the Merger, we changed our name from Catalyst Lighting Group, Inc. to Phototron Holdings, Inc., on March 9, 2011.  We design and manufacture indoor mini-greenhouses (“Phototron Units”) capable of growing almost any herb, vegetable, flower, fruit or terrestrial plant better, stronger and faster than traditional farming methods.  We also formulate and sell horticultural seeds, mineral nutrient solutions, growing mediums and germination kits to facilitate hydroponic gardening through the use of our Phototron Units, in addition to replacement parts for our Phototron Units to facilitate moderate customization.  We market our products under the Phototron brand name.

A condition to the closing of the Merger was Phototron’s consummation of a financing transaction generating gross proceeds to Phototron of $999,989 in exchange for 666,666 shares of Phototron’s common stock.  Those shares were exchanged in the Merger for 52,248,537 shares of our common stock.  The sale of Phototron’s common stock was conducted through agents and closed concurrently with the signing of the Merger Agreement.

Interim Results

The accompanying condensed consolidated financial statements at March 31, 2011 and for the three months period ended March 31, 2011 and 2010 are unaudited, but include all adjustments, consisting of normal recurring entries, which our management believes to be necessary for a fair presentation of the periods presented.  Interim results are not necessarily indicative of results for a full year.  Balance sheet amounts as of December 31, 2010 have been derived from our audited financial statements as of that date.

PHOTOTRON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2011 (Unaudited)

The financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations.  Certain prior year amounts have been reclassified to conform to the 2010 financial statement presentation.  The financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2010 filed in our Current Report on Form 8-K filed with the SEC on March 9, 2011.  Our operating results will fluctuate for the foreseeable future.  Therefore, period-to-period comparisons should not be relied upon as predictive of our operating results in future periods.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Those estimates and assumptions include estimates of sales returns, inventory reserves and accruals for potential liabilities.

Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of less than three months at the date of purchase to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market and are accounted for on a first-in, first-out basis.  Management analyzes historical and prospective sales data to estimate obsolescence.  We did not record any reserve for obsolescence during the three months ended March 31, 2011 and 2010.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method based on the estimated useful lives (generally three to five years) of the related assets.  Leasehold improvements are amortized over the life of the lease.  Management continuously monitors and evaluates the realizability of recorded long-lived assets to determine whether their carrying values have been impaired.  We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the nondiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets.  Any impairment loss is measured by comparing the fair value of the asset to its carrying amount.  Repairs and maintenance costs are expensed as incurred.  No impairments were recorded during the three months ended March 31, 2011 or 2010.

Income Taxes

Current income tax expense is the amount of income taxes expected to be payable for the current year.  A deferred income tax asset or liability is established for the expected future consequences of temporary differences in the financial reporting and tax bases of assets and liabilities.  We consider future taxable income and ongoing, prudent and feasible tax planning strategies, in assessing the value of its deferred tax assets.  If we determine that it is more likely than not that these assets will not be realized, we will reduce the value of these assets to their expected realizable value, thereby decreasing net income.  Evaluating the value of these assets is necessarily based on our judgment.  If we subsequently determined that the deferred tax assets, which had been written down, would be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made.

PHOTOTRON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2011 (Unaudited)

Revenue

Revenue is recognized on the sale of a product when the product is shipped, which is when the risk of loss transfers to our customers, and collection of the sale is reasonably assured.  A product is not shipped without an order from the customer and the completion of credit acceptance procedures.  As substantially all sales are cash or credit card sales we did not maintain a reserve for bad debt as of March 31, 2011 and December 31, 2010.

Sales Returns

We allow customers to return defective products when they meet certain established criteria as outlined in our sales terms and conditions.  It is our practice to regularly review and revise, when deemed necessary, our estimates of sales returns, which are based primarily on actual historical return rates.  We record estimated sales returns as reductions to sales, cost of sales, and accounts receivable and an increase to inventory.  Returned products which are recorded as inventory are valued based upon the amount we expect to realize upon its subsequent disposition.

Warranty Costs

Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized.  Estimates are based, in part, on historical experience.

Shipping and Handling Fees and Cost

For the three months ended March 31, 2011 and 2010, shipping and handling fees billed to customers of $17,746 and $20,417, respectively were included in revenues.  For the three months ended March 31, 2011 and 2010, shipping and handling costs of $12,951 and $13,537, respectively, were included in cost of goods sold.

Advertising Costs

Advertising costs are expensed as incurred and are included in general and administrative expenses in the amount of $18,697 and $5,713, for the three months ended March 31, 2011 and 2010, respectively.

Fair Value of Financial Instruments

On January 1, 2009, we adopted all of the provisions of Financial Accounting Standards Board Accounting Standards Codification, (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) which provides guidance on how to measure assets and liabilities that use fair value.  ASC 820 defines fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement, and expands disclosures about fair value measurements.  The three levels are defined as follows:

Level 1 -	Quoted prices in active markets for identical assets or liabilities.
Level 2 -	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.
Level 3 -	Unobservable inputs based on our assumptions.

Earnings Per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the year.  Diluted earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method.  As of March 31, 2011, potentially dilutive securities consisted of outstanding common stock options to acquire an aggregate of 33,961,558 shares.  Since we reported a net loss for the three months ended March 31, 2011, these potentially dilutive securities were excluded from the diluted loss per share calculation because they were anit-dilutive.  There were no common stock equivalents at March 31, 2010.

PHOTOTRON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2011 (Unaudited)

Weighted average number of shares outstanding has been retroactively restated for the equivalent number of shares received by the accounting acquirer as a result of the reverse merger as if these shares had been outstanding as of the beginning of the earliest period presented.  The 8,662,262 shares issued to the legal acquirer are included in the weighted average share calculation from March 9, 2011, the date of the exchange agreement.

Stock Based Compensation

We periodically issue stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs.  We account for stock option and warrant grants issued and vesting to employees based on Financial Accounting Standards Board (FASB) ASC Topic 718, “Compensation – Stock Compensation”, whereas the award is measured at its fair value at the date of grant and is amortized ratably over the vesting period.  We account for stock option and warrant grants issued and vesting to non-employees in accordance with ASC Topic 505, “Equity”, whereas the value of the stock compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) at the date at which the necessary performance to earn the equity instruments is complete.

Liquidity

For the three months ended March 31, 2011, we had a net loss of $876,168 and used cash in operations of $337,234.  We have relied on funds generated from operations and on the sale of our common stock to fund operations.  From January 13, 2011 to February 14, 2011, Phototron raised $986,332, net of expenses, through the sale of 666,666 shares of its common stock, which were exchanged for 52,248,537 shares of our common stock in the Merger.  Unless our operations generate significant revenues and cash flows from operating activities, our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, other collaborative agreements and strategic alliances.  Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term.  Based on our resources available at March 31, 2011, management believes that we have sufficient capital to fund our operations through the third quarter of 2011.

Recently Issued Accounting Pronouncements

Recently issued pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC have either been implemented or are not significant to our company.

NOTE 3 – INVENTORIES

Inventories are comprised of the following as of:

	March 31, 2011	December 31, 2010
Raw Materials	$84,843	$50,683
Work in Process	-	2,532
Finished Goods	1,072	378
	$85,915	$53,593

PHOTOTRON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2011 (Unaudited)

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31, 2011	December 31, 2010
Machinery and equipment	$10,825	$10,825
Furniture and fixtures	8,116	-
Computer equipment	4,896	-
Leasehold improvements	16,720	-
	40,557	10,825
Less accumulated depreciation	(12,201)	(10,825)
	$28,356	$-

Depreciation expense for the three months ended March 31, 2011 and 2010 was $1,376 and nil respectively.

NOTE 5 – NOTES PAYABLE

Notes payable consists of the following as of:

	March 31, 2011	December 31, 2010
Notes payable to a bank, secured by the Company’s personal property, due in monthly principal and interest payments of $2,913 through August 2011, including interest at a per annum rate of 7.5%	$14,354	$22,716

Notes payable to a stockholder, unsecured, interest at 8% per annum, due on demand	-	22,000

Notes payable to the Company’s Chief Executive Officer, unsecured, non-interest bearing, due on demand	44,000	44,000

Total	$58,354	$86,716

For the purposes of Balance Sheet presentation notes payable have been grouped as follows:

	March 31, 2011	December 31, 2010
Notes payable	$14,354	$22,716
Notes payable, related party	44,000	64,000
	$58,354	$86,716

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Operating Leases

Phototron leases office and warehouse facilities under a lease with an initial term ending on December 31, 2007, with an automatic 3-year extension to December 31, 2010, requiring monthly payments of $3,554.  In January 2011, the lease term expired and we now rent the facility on a month-to-month basis.  In February 2011, we entered into a new lease for our office facilities.  The landlord, Wood Court, LLC, is an affiliate of a stockholder of our company.  The terms of the new lease provide monthly rental expense of $8,066 with annual cost of living adjustments.  The new lease expires in January 2014.  Rent expense was $21,934 and $10,661 for the three months ended March 31, 2011 and 2010 respectively.

PHOTOTRON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2011 (Unaudited)

Future minimum rental payments for each of the remaining years are as follows:

Years Ending December 31,
Remainder of 2011	$72,594
2012	99,212
2013	101,632
Total	$273,438

NOTE 7 – SHAREHOLDERS’ EQUITY

Common Stock

In January 2011, Phototron raised $488,496 from the sale of 325,664 shares of its common stock (which were exchanged for 25,523,227 shares of our common stock in the Merger) to various investors in a private placement.  In February 2011, Phototron raised $511,493 from the sale of 341,002 shares of its common stock (which were exchanged for 26,725,310 shares of our common stock in the Merger) to various investors in a private placement.  We received total proceeds of $986,332, net of offering costs of $13,657.

Stock Options

In 2010, Phototron adopted a Stock Incentive Plan (the Plan).  Pursuant to the Plan, the administrator may grant, at its discretion, incentive stock options or nonqualified stock options, and may grant or sell restricted stock to key individuals, including employees, nonemployee directors, consultants and advisors.  The options vest over periods determined by the administrator.

On February 14, 2011, Phototron amended the Plan.  The amendment increased the number of shares reserved by the Plan from 333,333 to 433,333 shares of Phototron’s common stock (26,124,268 to 33,961,558 shares of our common stock accounting for the exchange ratio in the Merger) and increased the number of shares that may be granted to any participant from 200,000 to 250,000 (15,674,577 to 19,593,221 shares of our common stock accounting for the exchange ratio in the Merger).

Concurrent with the February 14, 2011 amendment to the Plan, Phototron issued options to purchase 333,333 shares of Phototron’s common stock to its directors and officers, which, after assumption in the Merger, now entitle such officers and directors to purchase 26,124,268 shares of our common stock, and options to purchase 100,000 shares of Phototron’s common stock to certain of its employees and consultants, which, after assumption in the Merger, now entitle such holders to purchase 7,837,290 shares of our common stock.  All of the options have an exercise price of $0.02 per share, which is management’s estimate of the fair value of the common stock on the date of grant, and a ten-year term.  The options granted to directors and officers vest one-half upon issuance and one-half on the one year anniversary.  All other options vested immediately upon issuance.  The weighted average grant date fair value of the stock options granted during the three months ended March 31, 2011 was $0.013 per share.  Total stock based compensation recognized on the Company’s statement of operations for the three months ended March 31, 2011 was $137,980.  As of March 31, 2011, the aggregate value of unvested options was $288,486, which will vest over an average period of 10.5 months.

PHOTOTRON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2011 (Unaudited)

Fair value was estimated at the date of grant using the Black-Scholes option pricing model, with the following weighted average assumptions:

Three Months Ended March 31, 2011
Risk-free interest rate	3.62%
Expected dividend yield	None
Expected life	5.23 years
Expected volatility	77%

The following table summarizes our stock option activity during the three months ended March 31, 2011:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding December 31, 2010	0	$0.00
Granted	33,961,558	$0.02
Exercised	0	$0.00
Forfeited or expired	0	$0.00
Outstanding March 31, 2011	33,961,558	$0.02	9.88	$18,712,818

Vested or expected to vest at March 31, 2011	20,899,424	$0.02	9.88	$11,515,582

The aggregate intrinsic value was calculated as the difference between the market price and the exercise price of the Company’s common stock, which was $0.57 as of March 31, 2011.

NOTE 8 – INCOME TAXES

At March 31, 2011, we had available federal and state net operating loss carryforwards to reduce future taxable income.  The amounts available were approximately $640,000 for federal purposes.  The Federal carryforward expires in 2030.  Given our history of net operating losses, management has determined that it is more likely than not that we will not be able to realize the tax benefit of the carryforwards.  Accordingly, we have not recognized a deferred tax asset for this benefit.

Accounting guidance requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.  Due to restrictions imposed by Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with loss carry-forwards, the utilization of our net operating loss carry-forwards will likely be limited as a result of cumulative changes in stock ownership.  The company has not recognized a deferred tax asset and, as a result, the change in stock ownership has not resulted in any changes to valuation allowances.

Upon our attainment of taxable income, management will assess the likelihood of realizing the tax benefit associated with the use of the carryforwards and will recognize a deferred tax asset at that time.

PHOTOTRON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2011 (Unaudited)

Significant components of our deferred income tax assets are as follows as of:

	March 31, 2011	December 31, 2010
Deferred income tax asset:
Net operating loss carry forward	$250,000	$21,000
Valuation allowance	(250,000)	(21,000)
Net deferred income tax asset	$-	$-

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	March 31, 2011	December 31, 2010
Federal statutory tax rate	(34%)	34%
State tax, net of federal benefit	(5%)	5%
Change in valuation	(39%)	39%
Allowance	39%	(39%)
Effective tax rate	-%	-%

NOTE 9 – SUBSEQUENT EVENTS

Line of Credit

On May 3, 2011, we entered into a Revolving Promissory Note (the “Revolving Note”) with W-Net Fund I, L.P. (“W-Net”).  Under the terms of the Revolving Note, W-Net agreed to advance to us, from time to time and at W-Net’s discretion, amounts up to an aggregate of $150,000 pursuant to requests made by us until May 2, 2012.  All advances shall be paid on or before May 2, 2012 and interest shall accrue from the date of any advance on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of twelve percent (12%) per annum (fifteen percent (15%) per annum upon an event of default), compounded annually.  As of May 3, 2011, $100,000 was deemed outstanding under the Revolving Note.

Lease Agreement

On April 19, 2011, the Company entered into a new lease agreement for manufacturing space in Carson, California.  The lease requires minimum monthly payments of $4,065 and has a term of 13 months.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting our operating results, financial condition and liquidity and cash flows for the three months ended March 31, 2011 and 2010.  The discussion and analysis that follows should be read together with the condensed consolidated financial statements and the notes to the financial statements included elsewhere in this report.  Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.  Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in the section of our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2011, captioned “Risk Factors.”

Overview

We design and manufacture indoor mini-hydroponic greenhouses capable of growing almost any herb, vegetable, flower, fruit or terrestrial plant better, stronger and faster than traditional farming methods.  Our mini-hydroponic greenhouses (“Phototron Units”), consisting of 21” x 39” units and 21” x 51” units, provide between 18,900 and 36,000 lumens of light.  Phototron Units allow users to precisely control what a plant receives, grow crops densely, avoid using pesticides, increase yields and automatically water plants.  We also formulate and sell horticultural seeds, mineral nutrient solutions, growing mediums and germination kits to facilitate hydroponic gardening through the use of our Phototron Units, in addition to replacement parts for our Phototron Units to facilitate moderate customization.  We plan to expand our marketing efforts with a direct sales distribution network that we anticipate will drive growth.

Operating expenses consist primarily of payroll and related costs and corporate infrastructure costs.  We expect that our operating expenses will increase as we hire additional staff and continue executing our business plan.  We anticipate incurring approximately $212,500 in added annual costs related to operating as a public company, consisting of accounting and audit-related fees, legal fees, director and officer insurance premiums and filing and other miscellaneous fees.

Historically, we have funded our working capital needs primarily through the sale of Phototron Units, re-order products and the sale of shares of our capital stock.

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31 2010

Revenue and Cost of Revenue

Our revenue decreased from $145,212 during the three months ended March 31, 2010 to $119,308 during the same period of 2011.  The decrease of $25,904 (18%) is the result of management focusing its efforts on expanding our marketing activities and completing the reverse merger in March 2011.  The gross profit margin decreased during the three months ended March 31, 2011to 43% of revenue from 49% during the three months ended March 31, 2010.  The decrease in gross profit margin reflects a reduction in the economies of scale as our fixed costs were spread over fewer units that were sold.  The combination of lower sales revenue and reduced gross profit margin resulted in a reduction in our gross profits of $20,395 during the current quarter.

General and Administrative expenses

General and administrative expenses were $512,458 during the three months ended March 31, 2011 compared to $42,806 during the same period in 2010, an increase of $469,652.  During the quarter ended March 31, 2010, we were privately held and did not incur any of the costs associated with being a public entity.  Our current focus is on expanding our distribution network and we are developing certain promotional items and have enhanced our website.  During the three months ended March 31, 2011, we incurred $109,578 of marketing related expenses.  For the three months ended March 31, 2011, we recognized $137,980 of stock based compensation related to the issuance of stock options to employees, officers and directors.  Additionally, we hired more sales and administrative staff to support our anticipated expansion.  There can be no assurances that our planned revenue growth will actually occur or that it will result in additional profitability.

Recent Accounting Pronouncements

Recently issued pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC have either been implemented or are not significant to our company.

Liquidity and Capital Resources

As of March 31, 2011, we had cash of $191,162 and working capital of $112,047.  We have relied on funds generated through operations and through selling shares of our common stock in a series of private placements.

During the three months ended March 31, 2011, we used $337,234 in operations compared to cash provided from operations of $8,574 during the same period in the prior year.  The cash used in operations during the current period reflects the loss of $876,168 partially offset by $137,980 of stock-based compensation, merger related expenses of $414,884 and an increase in accounts payable of $24,321.

In conjunction with the March 9, 2011 recapitalization we paid a dividend to our existing stockholders immediately prior to the Merger of $249,993 and we used $29,732 to purchase property and equipment.  There were no acquisitions of property and equipment in the prior period.

During the three months ended March 31, 2011 we generated $957,970 of funds from financing activities.  This includes $986,332, net of expenses, in proceeds from Phototron’s issuance of 666,666 shares of its common stock (exchanged for 52,248,537 shares of our common stock in the Merger) at $1.50 per share in January and February 2011.  Additionally, we repaid a related party note payable in the amount of $20,000, and continued to make payments of $8,362 on our note payable, bank.  During the three months ended March 31, 2010, we used $7,762 in financing activities related to payments made on our note payable, bank.

On May 3, 2011, we entered into a Revolving Promissory Note (the “Revolving Note”) with W-Net Fund I, L.P. (“W-Net”).  Under the terms of the Revolving Note, W-Net agreed to advance to us, from time to time and at W-Net’s discretion, amounts up to an aggregate of $150,000 pursuant to requests made by us until May 2, 2012.  All advances shall be paid on or before May 2, 2012 and interest shall accrue from the date of any advance on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of twelve percent (12%) per annum (fifteen percent (15%) per annum upon an event of default), compounded annually.  As of May 3, 2011, $100,000 was deemed outstanding under the Revolving Note.

Unless our operations generate significant revenues and cash flows from operating activities, our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, other collaborative agreements and strategic alliances.  Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting.

Inventories

Inventories are stated at the lower of cost or market and are accounted for on a first-in, first-out basis.  Management analyzes historical and prospective sales data to estimate obsolescence.  We did not record any reserve for obsolescence during the three months ended March 31, 2011 and 2010.

Revenue

Revenue is recognized on the sale of a product when the product is shipped, which is when the risk of loss transfers to our customers, and collection of the sale is reasonably assured.  A product is not shipped without an order from the customer and the completion of credit acceptance procedures.  As substantially all sales are cash or credit card sales we did not maintain a reserve for bad debt as of March 31, 2011 and December 31, 2010.

Sales Returns

We allow customers to return defective products when they meet certain established criteria as outlined in our sales terms and conditions.  It is our practice to regularly review and revise, when deemed necessary, our estimates of sales returns, which are based primarily on actual historical return rates.  We record estimated sales returns as reductions to sales, cost of sales, and accounts receivable and an increase to inventory.  Returned products which are recorded as inventory are valued based upon the amount we expect to realize upon our subsequent disposition.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Item 3.          Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4.          Controls and Procedures

Controls and Procedures

As of March 31, 2011, the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 Act, as amended.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.  In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Our disclosure controls and procedures, and internal controls over financial reporting, provide reasonable, but not absolute, assurance that all deficiencies in design and or operation of those control systems, or all instances of errors or fraud, will be prevented or detected.  Those control systems are designed to provide reasonable assurance of achieving the goals of those systems in light of our resources and nature of our business operations.  Our disclosure controls and procedures, and internal control over financial reporting, remain subject to risks of human error and the risk that controls can be circumvented for wrongful purposes by one or more individuals in management or non-management positions.

Internal Control Over Financial Reporting

During the last fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.          Exhibits.

Exhibit No.	Description

10.1
Revolving Promissory Note dated May 3, 2011 issued by Phototron Holdings, Inc. in favor of W-Net Fund I, L.P.  Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-50385) filed with the Securities and Exchange Commission on May 6, 2011.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHOTOTRON HOLDINGS, INC.

Date: May 17, 2011	By:	/s/ Brian B. Sagheb
Brian B. Sagheb
Chief Executive Officer and Chief Financial Officer (Principal financial and accounting officer)