Form 10-Q
period 2011-06-30
PHOTOTRON HOLDINGS, INC.
filed 2011-08-15
CIK 1161582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File  required to be submitted and posted to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).Yes ☐ No ☑

As of August 12, 2011 there were 145,173,683 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

PHOTOTRON HOLDINGS, INC.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
ASSETS	(unaudited)
Current Assets
Cash	$127,426	$15,042
Inventories	298,422	53,593
Prepaid expenses and other current assets	7,977	2,085

Total current assets	433,825	70,720

Property and equipment, net	31,924	-

Lease deposit	16,599	3,360

Total Assets	$482,348	$74,080

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable	$202,475	$76,095
Accrued liabilities	9,792	7,181
Deferred revenue	29,951	-
Notes payable	-	22,716
Notes payable, related party	146,170	64,000

Total current liabilities	388,388	169,992

Commitments and contingencies

Stockholders' equity (deficiency)
Common stock, $0.0001 par value; 200,000,000 shares authorized; 144,423,683 and 78,372,884 shares issued and outstanding respectively	14,442	7,837
Additional paid-in capital	1,834,273	(6,837)
Accumulated deficit	(1,754,755)	(96,912)

Total stockholders' equity (deficiency)	93,960	(95,912)

Total Liabilities and Stockholders' Equity (Deficiency)	$482,348	$74,080

See accompanying notes to these condensed consolidated financial statements.

PHOTOTRON HOLDINGS, INC.

Condensed Consolidated Statements of Operations (Unaudited)
For the Three and Six Month Periods Ended June 30, 2011 and 2010

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

Revenue	$70,821	$108,342	$190,129	$253,554

Cost of goods sold	56,052	63,321	124,056	136,834

Gross profit	14,769	45,021	66,073	116,720

General and administrative expenses	794,144	45,027	1,290,521	87,833

Income (loss) from operations	(779,375)	(6)	(1,224,448)	28,887
Other expenses
Reverse merger expenses	-	-	430,965	-
Interest expense, net	2,300	849	2,430	1,827

Net income (loss)	$(781,675)	$(855)	$(1,657,843)	$27,060

Earnings (loss) per share - basic and diluted	$(0.01)	$(0.00)	$(0.01)	$0.00

Weighted average shares outstanding - basic and diluted	142,073,628	78,372,884	128,955,453	78,372,884

See accompanying notes to these condensed consolidated financial statements.

PHOTOTRON HOLDINGS, INC.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)
For the Six Months Ended June 30, 2011

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2010	78,372,884	$7,837	$(6,837)	$(96,912)	$(95,912)
Common stock issued for cash	57,248,537	5,725	1,480,607	-	1,486,332
Shares issued upon reverse merger	8,662,262	866	(866)	-	-
Fair value of vested stock options	-	-	326,383	-	326,383
Fair value of common stock issued	140,000	14	34,986	-	35,000
Net loss	-	-	-	(1,657,843)	(1,657,843)

Balance, June 30, 2011	144,423,683	$14,442	$1,834,273	$(1,754,755)	$93,960

See accompanying notes to these condensed consolidated financial statements.

PHOTOTRON HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Six Month Periods Ended June 30, 2011 and 2010

	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010
Cash Flows from Operating Activities:
Net income (loss)	$(1,657,843)	$27,060

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,801	-
Fair value of vested options	326,383	-
Fair value of restricted stock issuances	35,000	-
Merger related expenses	430,965	-
Changes in operating assets and liabilities:
Inventories	(244,829)	(520)
Prepaid expenses and other current assets	(5,892)	22
Lease deposits	(13,239)	-
Accounts payable	126,380	(6,607)
Accrued liabilities	2,611	(5,187)
Deferred revenue	29,951	-
Interest added to notes payable principal	2,170	-

Net cash provided by (used in) operating activities	(964,542)	14,768

Cash Flows from Investing Activities:
Cash paid in reverse merger	(430,965)	-
Purchase of property and equipment	(35,725)	-

Net cash (used in) investing activities	(466,690)	-

Cash Flows from Financing Activities:
Principal payments on note payable	(22,716)	(15,652)
Proceeds from related party notes payable	100,000	-
Principal payments on related party notes payable	(20,000)	-
Proceeds from issuance of common stock	1,486,332	-

Net cash provided by (used in) financing activities	1,543,616	(15,652)

Net increase in cash	112,384	(884)

Cash Beginning of Period	15,042	60,709

Cash End of Period	$127,426	$59,825

Supplemental Cash Flow Information:
Cash paid for interest	$6,036	$1,827
Cash paid for taxes	$-	$-

See accompanying notes to these condensed consolidated financial statements.

PHOTOTRON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2011 (Unaudited)

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

Since former holders of Phototron’s common stock and options to purchase common stock owned, after the Merger, approximately 95% of our fully-diluted shares of common stock, and as a result of certain other factors, including that all members of our executive management are members of Phototron’s management, Phototron is deemed to be the acquiring company and we are deemed to be the legal acquirer for accounting purposes, and the Merger was accounted for as a reverse merger and a recapitalization in accordance with generally accepted accounting principles in the United States (“GAAP).  The accompanying unaudited condensed consolidated financial statements of Phototron Holdings, Inc. and subsidiaries (“we,” “us, “our” and “our company”) reflect the historical activity of Phototron, and the historical stockholders’ equity of Phototron has been retroactively restated for the equivalent number of shares received in the exchange after giving effect to the differences in par value offset to additional paid-in capital.  In connection with the Merger Agreement, Phototron is deemed to have issued an additional 8,662,262 shares of common stock to our stockholders existing prior to the Merger.  Reverse merger costs of $430,965 include net liabilities of $124,901 assumed upon the reverse merger, the payment by Phototron of a $249,993 dividend to our stockholders existing prior to the Merger upon the consummation of the Merger and legal fees of $56,071.  These costs have been reflected as costs of the Merger in the 2011 statement of operations.

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

Interim Results

The accompanying condensed consolidated financial statements at June 30, 2011 and for the three and six month periods ended June 30, 2011 and 2010 are unaudited, but include all adjustments, consisting of normal recurring entries, which our management believes to be necessary for a fair presentation of the periods presented.  Interim results are not necessarily indicative of results for a full year.  Balance sheet amounts as of December 31, 2010 have been derived from our audited financial statements as of that date.

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

PHOTOTRON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2011 (Unaudited)
Liquidity

For the six months ended June 30, 2011, we had a net loss of $1,657,843 and used cash in operations of $964,542.  We have relied on funds generated from operations and on the sale of our common stock to fund operations.  During the six months ended June 30, 2011, we raised proceeds of $1,486,332, net of $13,657 of offering costs, through the sale of 57,248,537 shares (after giving effect to the share restatement associated with the reverse merger) of common stock.  We believe the cash on hand and the forecasted cash flow from operations will be sufficient to continue operations through the third quarter of 2011.  Our management is actively engaged in seeking additional capital to fund our operations in the short to medium term and believes that such capital, when combined with revenues expected from and after the fourth quarter of 2011 as a result of increased product shipments, will be sufficient to sustain our operations for the next 12 months.  We also intend to obtain, where appropriate, increases of the amounts available to us under existing revolving promissory notes.  There can be no guaranty that we will be able to consummate additional financing transactions or that financing will be available to us on acceptable terms.

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

Inventories

Inventories are stated at the lower of cost or market and are accounted for on a first-in, first-out basis.  Management analyzes historical and prospective sales data to estimate obsolescence.  We did not record any reserve for obsolescence during the six months ended June 30, 2011 and 2010.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method based on the estimated useful lives (generally three to five years) of the related assets.  Leasehold improvements are amortized over the life of the lease.  Management continuously monitors and evaluates the realizability of recorded long-lived assets to determine whether their carrying values have been impaired.  We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the nondiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. Any impairment loss is measured by comparing the fair value of the asset to its carrying amount.  Repairs and maintenance costs are expensed as incurred.  No impairments were recorded during the six months ended June 30, 2011 or 2010.

PHOTOTRON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2011 (Unaudited)

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

Revenue

Revenue is recognized on the sale of a product when the product is shipped, which is when the risk of loss transfers to our customers, and collection of the sale is reasonably assured.  A product is not shipped without an order from the customer and the completion of credit acceptance procedures.  As substantially all sales are cash or credit card sales we did not maintain a reserve for bad debt as of June 30, 2011 and December 31, 2010.

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

Shipping and Handling Fees and Cost

For the six months ended June 30, 2011 and 2010, shipping and handling fees billed to customers of $28,464 and $36,656, respectively, were included in revenues.  For the three months ended June 30, 2011 and 2010, shipping and handling fees billed to customers of $ 10,718 and $16,239, respectively, were included in revenues.

For the six months ended June 30, 2011 and 2010, shipping and handling costs of $22,660 and $25,600, respectively, were included in cost of goods sold.  For the three months ended June 30, 2011 and 2010, shipping and handling costs of $9,709 and $12,063, respectively, were included in cost of goods sold.

Advertising Costs

Advertising costs are expensed as incurred and are included in general and administrative expenses in the amount of $59,596 and $16,768, for the six months ended June 30, 2011 and 2010, respectively.  Advertising costs for the three months ended June 30, 2011 and 2010 were $40,899 and $11,055, respectively.

PHOTOTRON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2011 (Unaudited)

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

Earnings Per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the year.  Diluted earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all potentially dilutive common shares had been issued, using the treasury stock method.  As of June 30, 2011, potentially dilutive securities consisted of outstanding common stock options to acquire an aggregate of 45,461,558 shares.  Since we reported a net loss for the three and six months ended June 30, 2011, these potentially dilutive common shares were excluded from the diluted loss per share calculation because they were anti-dilutive.  There were no common stock equivalents at June 30, 2010.

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

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-4, which amends the Fair Value Measurements Topic of the Accounting Standards Codification (ASC) to help achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS.  ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The ASU is effective for interim and annual periods beginning after December 15, 2011.  We will adopt the ASU as required.  The ASU will affect our fair value disclosures, but will not affect our results of operations, financial condition or liquidity.

In June 2011, the FASB issued ASU No. 2011-5, which amends the Comprehensive Income Topic of the ASC.  The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements.  ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011.  We will adopt the ASU as required.  It will have no affect on our results of operations, financial condition or liquidity.

PHOTOTRON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2011 (Unaudited)

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

NOTE 3 – INVENTORIES

Inventories are comprised of the following:

	June 30, 2011	December 31, 2010
Raw Materials	$226,180	$50,683
Work in Process	-	2,532
Finished Goods	72,242	378
	$298,422	$53,593

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30, 2011	December 31, 2010
Machinery and equipment	$3,978	$-
Furniture and fixtures	8,116	-
Computer equipment	6,311	-
Leasehold improvements	17,320	-
	35,725	-
Less accumulated depreciation	(3,801)	-
	$31,924	$-

Depreciation expense for the six months ended June 30, 2011 and 2010 was $3,801 and nil respectively.

PHOTOTRON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2011 (Unaudited)

NOTE 5 – NOTES PAYABLE

Notes payable consists of the following as of:

	June 30, 2011	December 31, 2010
Revolving line of credit to a related party with a maximum availability of $150,000. The line of credit is unsecured, matures on May 2, 2012 and accrues interest at the per annum rate of 12%	$102,170	$-

Notes payable to a bank, secured by the Company’s personal property, due in monthly principal and interest payments of $2,913 through August 2011, including interest at a per annum rate of 7.5%. The notes were paid in full during the six months ended June 30, 2011	-	22,716

Notes payable to a stockholder, unsecured, bearing interest at 8% per annum and due on demand. The notes were paid in full during the six months ended June 30, 2011	-	20,000

Notes payable to the Company’s Chief Financial Officer, unsecured, non-interest bearing and due on demand	44,000	44,000

Total	$146,170	$86,716

For the purposes of Balance Sheet presentation notes payable have been grouped as follows:

	June 30, 2011	December 31, 2010
Notes payable	$-	$22,716
Notes payable, related party	146,170	64,000
	$146,170	$86,716

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Operating Leases

Phototron leased office and warehouse facilities under a lease with an initial term ending on December 31, 2007, with an automatic 3-year extension to December 31, 2010, requiring monthly payments of $3,554.  In January 2011, the lease term expired and Phototron rented the facility on a month-to-month basis.  In February 2011, we entered into a new lease for office facilities.  The landlord, Woodcourt, LLC, is an affiliate of a stockholder of our company.  The terms of the new lease provide for monthly rental expense of $8,066 with annual cost of living adjustments.  The new lease expires in January 2014.

In May 2011, we entered into a new lease for our warehouse facility.  The terms of the new lease provide for monthly rental expense of $4,065 and a lease term of 13 months.

Rent expense was $63,422 and $21,321 for the six months ended June 30, 2011 and 2010 respectively.

PHOTOTRON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2011 (Unaudited)

Future minimum rental payments for each of the remaining years are as follows:

Years Ending December 31,
Remainder of 2011	$72,786
2012	148,644
2013	152,556
2014	30,034
Total	$464,020

NOTE 7 – SHAREHOLDERS’ EQUITY

Common Stock

During the three months ended March 31, 2011, we raised $986,332, net of offering costs, from the sale of 52,248,537 shares of our common stock to various investors in a private placement.  During the three months ended June 30, 2011, we raised $500,000, net of offering costs, from the sale of 5,000,000 shares of our common stock to various investors in a private placement.

Restricted Stock Issuances

On May 20, 2011, we issued an aggregate of 140,000 shares of restricted common stock in exchange for professional services.  During the three months ended June 30, 2011, we recognized $35,000 of professional fee expense related to the issuance of these shares based upon the trading price on the date the shares were issued.

Stock Options

In 2010, Phototron adopted a Stock Incentive Plan (the Plan).  Pursuant to the Plan, a committee appointed by Phototron’s board of directors may grant, at its discretion, qualified or nonqualified stock options, and may grant or sell restricted stock to key individuals, including employees, nonemployee directors, consultants and advisors.  The options vest over periods determined by the committee appointed by Phototron’s board of directors.

On February 14, 2011, Phototron amended the Plan.  The amendment increased the number of shares reserved by the Plan from 333,333 to 433,333 shares of Phototron’s common stock (26,124,268 to 33,961,557 shares of our common stock accounting for the exchange ratio in the Merger) and increased the number of shares that may be granted to any participant from 200,000 to 250,000 (15,674,577 to 19,593,221 shares of our common stock accounting for the exchange ratio in the Merger).

Concurrent with the February 14, 2011 amendment to the Plan, Phototron issued options to purchase 333,333 shares of Phototron’s common stock to its directors and officers, which, after assumption in the Merger, now entitle such officers and directors to purchase 26,124,268 shares of our common stock, and options to purchase 100,000 shares of Phototron’s common stock to certain of its employees and consultants, which, after assumption in the Merger, now entitle such holders to purchase 7,837,289 shares of our common stock.  All of the options have an exercise price of approximately $0.02 per share, which was management’s estimate of the fair value of the common stock on the date of grant, and a ten-year term.  The options granted to directors and officers vest one-half upon issuance and one-half on the one year anniversary.  All other options vested immediately upon issuance.  On May 20, 2011, we issued 11,500,000 stock options to certain of our employees.  All of the options have an exercise price of $0.25 per share, which was the closing price of our common stock as quoted on the OTC electronic interdealer quotation system (“OTCQB”) on the date of grant, and a ten-year term.  The options vest over two years.  The weighted average grant date fair value of the stock options granted during the six months ended June 30, 2011 was $0.051 per share.  Total stock based compensation recognized on the Company’s statement of operations for the three and six months ended June 30, 2011 was $188,403 and $326,383, respectively.  As of June 30, 2011, the aggregate value of unvested options was $2,012,127, which will vest over an average period of 15 months.

PHOTOTRON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2011 (Unaudited)

Fair value was estimated at the date of grant using the Black-Scholes option pricing model, with the following weighted average assumptions:

Six Months Ended June 30, 2011
Risk-free interest rate	3.49%
Expected dividend yield	None
Expected life	5.30 years
Expected volatility	77%

The following table summarizes our stock option activity during the six months ended June 30, 2011:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding December 31, 2010	-	$-
Granted	45,461,558	$0.08
Exercised	-	$-
Forfeited or expired	-	$-
Outstanding June 30, 2011	45,461,558	$0.08	9.69	$24,665,896

Vested or expected to vest at June 30, 2011	21,566,089	$0.03	9.63	$12,807,220

The aggregate intrinsic value was calculated as the difference between the market price and the exercise price of the Company’s common stock, which was $0.62 as of June 30, 2011.

NOTE 8 – INCOME TAXES

At June 30, 2011, we had available federal and state net operating loss carryforwards to reduce future taxable income.  The amounts available were approximately $1,438,000 for federal purposes.  The Federal carryforward expires in 2030.  Given our history of net operating losses, management has determined that it is more likely than not that we will not be able to realize the tax benefit of the carryforwards.  Accordingly, we have not recognized a deferred tax asset for this benefit.

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

PHOTOTRON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2011 (Unaudited)

Significant components of our deferred income tax assets are as follows as of:

	June 30, 2011	December 31, 2010
Deferred income tax asset:
Net operating loss carry forward	$561,000	$21,000
Valuation allowance	(561,000)	(21,000)
Net deferred income tax asset	$-	$-

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	Six Months Ended June 30,
	2011	2010
Federal statutory tax rate	(34%)	34%
State tax, net of federal benefit	(5%)	5%
Change in valuation	(39%)	39%
Allowance	39%	(39%)
Effective tax rate	-%	-%

NOTE 9 – SUBSEQUENT EVENTS

On July 6, 2011, we granted 5,000,000 stock options to various consultants for services to be rendered to us.  All of the stock options have an exercise price of $0.31 per share, which was the closing price of our common stock as quoted on the OTCQB on the date of grant.  The stock option agreements provide that 1,833,333 stock options vested upon issuance and the remaining stock options vest over one to two years on the anniversary dates.  The stock options have a ten-year term.  We valued these options using the Black-Scholes option pricing model using a risk free rate of 3.13%, no expected dividend yield, an expected life of 5.52 years and 77% volatility.  We determined the value of these options to be $1,030,795 and will expense them over the service period of two years from the date of grant.

On July 6, 2011, we issued 750,000 shares of restricted stock to an investor relations company for services to be provided to us over a one-year period.  These shares were fully vested upon issuance.  We determined the value of these shares to be $232,500 based upon the $0.31 closing stock price of our common stock on the date of grant.

On July 18, 2011, we entered into a new revolving promissory note with the related party described in Note 5.  The new revolving note provides a maximum availability of $50,000, is unsecured, bears interest at the rate of 12% per annum and is due on July 17, 2012.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting our operating results, financial condition and liquidity and cash flows for the three and six months ended June 30, 2011 and 2010.  The discussion and analysis that follows should be read together with the condensed consolidated financial statements and the notes to the financial statements included elsewhere in this report.  Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.  Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in the section of our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2011, captioned “Risk Factors.”

Overview

We design and manufacture indoor mini-greenhouses capable of growing almost any herb, vegetable, flower, fruit or terrestrial plant better, stronger and faster than traditional farming methods.  Our products (“Phototron Units”), consisting of 21” x 39” units and 21” x 51” units, provide between 18,900 and 36,000 lumens of light.  Phototron Units allow users to precisely control what a plant receives, grow crops densely, avoid using pesticides, increase yields and automatically water plants.  We also formulate and sell horticultural seeds, mineral nutrient solutions, growing mediums and germination kits to facilitate hydroponic gardening through the use of our Phototron Units, in addition to replacement parts for our Phototron Units to facilitate moderate customization.  We plan to expand our marketing efforts with a direct sales distribution network that we anticipate will drive growth.

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

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Revenue and cost of revenue

Our revenue decreased from $108,342 during the three months ended June 30, 2010 to $70,821 during the same period of 2011.  The decrease of $37,521 (35%) is the result of management focusing its efforts on expanding our marketing activities, converting to a multi-level marketing model and developing new products rather than on expanding sales of existing product lines.  The gross profit margin decreased from 42% during the three months ended June 30, 2010 to 21% during the same period of 2011.  The decrease in gross profit margin reflects a reduction in the economies of scale as our fixed costs were spread over fewer units that were sold.  The combination of lower sales revenue and reduced gross profit margin resulted in a reduction in our gross profits of $30,252 for the three months ended June 30, 2011 compared to the same period last year.

General and administrative expenses

General and administrative expenses were $794,144 during the three months ended June 30, 2011 compared to $45,027 during the same period in 2010, an increase of $749,117.  During the quarter ended June 30, 2010, we were privately held and did not incur any of the costs associated with being a public entity.  Our current focus is on developing new products, expanding our distribution network and developing certain promotional items.  During the three months ended June 30, 2011, we incurred $36,382 of product development and marketing related expenses.  For the three months ended June 30, 2011, we recognized $188,403 of stock based compensation related to the issuance of stock options to employees, officers and directors.  Additionally, we hired more sales and administrative staff to support our anticipated expansion.  There can be no assurances that our planned revenue growth will actually occur or that it will result in additional profitability.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Revenue and cost of revenue

Our revenue decreased from $253,554 during the six months ended June 30, 2010 to $190,129 during the same period of 2011.  The decrease of $63,425 (25%) is the result of management focusing its efforts on expanding our marketing activities, converting to a multi-level marketing model and developing new products rather than on expanding sales of existing product lines.  Our gross profit margin was 35% during the six months ended June 30, 2011, compared to 46% during the same period last year.  The decrease in gross profit margin reflects a reduction in the economies of scale as our fixed costs were spread over fewer units that were sold.  The combination of lower sales revenue and reduced gross profit margin resulted in a reduction in our gross profits of $50,647 for the six months ended June 30, 2011 compared to the same period last year.

General and administrative expenses

General and administrative expenses increased to $1,290,521 during the six months ended June 30, 2011, compared to $87,833 an increase of $1,202,688.  We were a privately held company during 2010 and did not incur any of the costs associated with being a public company.  Additionally, we hired additional personnel to support our expanded product development and multi-level web-based software.  During the first quarter of 2011, we moved our administrative offices into a new facility to support our larger workforce and multi-level web-based software.  For the six months ended June 30, 2011, we recognized $326,383 of stock based compensation related to the issuance of stock options to employees, officers and directors.  Much of the increase in general and administrative expenses is to build the infrastructure necessary to support the planned growth in revenue and operations.  However, there can be no assurances that our planned revenue growth will actually occur or that it will result in additional profitability.

Liquidity and Capital Resources

As of June 30, 2011, we had cash of $127,426 and working capital of $45,437.  We have relied on funds generated through operations and through selling shares of our common stock in a series of private placements.

During the six months ended June 30, 2011, we used $964,542 in operations compared to cash provided from operations of $14,768 during the same period in the prior year.  The cash used in operations during the current period reflects the loss of $1,657,843 partially offset by $326,383 of stock-based compensation, $35,000 of restricted stock issued for services, merger related expenses that did not require the use of cash of $430,965 and an increase in accounts payable of $126,380.

In conjunction with the March 9, 2011 recapitalization we paid a dividend to our existing stockholders immediately prior to the Merger of $249,993 and we used $35,725 to purchase property and equipment.  There were no acquisitions of property and equipment in the prior period.

During the six months ended June 30, 2011 we generated $1,543,616 of funds from financing activities.  This includes $1,486,332, net of expenses, in proceeds from issuing 57,248,537 shares of our common stock.  Additionally, we repaid two notes payable including a related party note payable in the amount of $20,000, and $22,716 on our note payable, bank.  We also entered into a revolving line of credit with W-Net Fund I, L.P.  Under the terms of the agreement, we may borrow up to an aggregate of $150,000 and the outstanding balance bears interest at the rate of 12% per annum.  The note evidencing the outstanding balance is unsecured and is due on or before May 2, 2012.  During the six months ended June 30, 2010, we used $15,652 in financing activities related to payments made on our note payable, bank.

On July 18, 2011, we entered into a new revolving promissory note with W-Net Fund I, L.P.  The new revolving note provides a maximum availability of $50,000, is unsecured, bears interest at the rate of 12% per annum and is due on July 17, 2012.

Unless our operations generate significant revenues and cash flows from operating activities, our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, other collaborative agreements and strategic alliances.  Our management is actively engaged in seeking additional capital to fund our operations in the short to medium term and believes that such capital, when combined with revenues expected from and after the fourth quarter of 2011 as a result of increased product shipments, will be sufficient to sustain our operations for the next 12 months.  We also intend to obtain, where appropriate, increases of the amounts available to us under existing revolving promissory notes.  Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term.

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

Inventories

Inventories are stated at the lower of cost or market and are accounted for on a first-in, first-out basis.  Management analyzes historical and prospective sales data to estimate obsolescence.  We did not record any reserve for obsolescence during the six months ended June 30, 2011 and 2010.

Revenue

Revenue is recognized on the sale of a product when the product is shipped, which is when the risk of loss transfers to our customers, and collection of the sale is reasonably assured.  A product is not shipped without an order from the customer and the completion of credit acceptance procedures.  As substantially all sales are cash or credit card sales we did not maintain a reserve for bad debt as of June 30, 2011 and December 31, 2010.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-4, which amends the Fair Value Measurements Topic of the Accounting Standards Codification (ASC) to help achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS.  ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The ASU is effective for interim and annual periods beginning after December 15, 2011.  We will adopt the ASU as required.  The ASU will affect our fair value disclosures, but will not affect our results of operations, financial condition or liquidity.

In June 2011, the FASB issued ASU No. 2011-5, which amends the Comprehensive Income Topic of the ASC.  The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements.  ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011.  We will adopt the ASU as required.  It will have no affect on our results of operations, financial condition or liquidity.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Controls and Procedures

As of June 30, 2011, the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 Act, as amended.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.  In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

10.1
Executive Services Agreement dated May 17, 2011, between Phototron Holdings, Inc. and Douglas Braun.  Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File Number 000-50385) filed with the Securities and Exchange Commission on May 23, 2011.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation.

101.DEF**	XBRL Taxonomy Extension Definition.

101.LAB**	XBRL Taxonomy Extension Labels.

101.PRE**	XBRL Taxonomy Extension Presentation.

**  XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHOTOTRON HOLDINGS, INC.

Date: August 15, 2011	By:	/ s/ Douglas Braun
Douglas Braun
Chief Executive Officer