Form 10-Q
period 2011-09-30
PHOTOTRON HOLDINGS, INC.
filed 2011-11-21
CIK 1161582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File  required to be submitted and posted to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).Yes ☐ No ☑

As of November 15, 2011 there were 145,353,683 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements

PHOTOTRON HOLDINGS, INC.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
ASSETS	(unaudited)

Current Assets
Cash	$15,331	$15,042
Accounts Receivable	11,515	-
Inventories	272,268	53,593
Prepaid expenses and other current assets	15,000	2,085

Total current assets	314,114	70,720

Property and equipment, net	31,896	-

Lease deposit	16,599	3,360

Total Assets	$362,609	$74,080

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable	$222,423	$76,095
Accrued liabilities	10,427	7,181
Notes payable	-	22,716
Notes payable, related party	353,217	64,000

Total current liabilities	586,067	169,992

Commitments and contingencies

Stockholders’ deficiency
Common stock, $0.0001 par value; 200,000,000 shares authorized; 145,173,683 and 78,372,884 shares issued and outstanding respectively	14,517	7,837
Common stock to be issued, 90,000 shares	39,600	-
Additional paid-in capital	4,268,428	(6,837)
Accumulated deficit	(4,546,003)	(96,912)

Total stockholders’ deficiency	(223,458)	(95,912)

Total Liabilities and Stockholders’ Deficiency	$362,609	$74,080

See accompanying notes to these condensed consolidated financial statements.

PHOTOTRON HOLDINGS, INC.

Condensed Consolidated Statements of Operations (Unaudited)
For the Three and Nine Month Periods Ended September 30, 2011 and 2010

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010

Revenue	$209,536	$92,465	$399,665	$346,019

Cost of goods sold	117,152	21,113	241,208	157,947

Gross profit	92,384	71,352	158,457	188,072

General and administrative expenses	2,876,600	33,190	4,167,120	121,023

Income (loss) from operations	(2,784,216)	38,162	(4,008,663)	67,049

Other expenses
Reverse merger expenses	-	-	(430,965)	-
Interest expense, net	(7,033)	(357)	(9,463)	(2,184)
Net income (loss)	$(2,791,249)	$37,805	$(4,449,091)	$64,865

Income (loss) per share - basic and diluted	$(0.02)	$0.00	$(0.03)	$0.00

Weighted average shares outstanding - basic and diluted	145,165,531	78,372,884	134,418,190	78,372,884

See accompanying notes to these condensed consolidated financial statements.

PHOTOTRON HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
For the Nine Months Ended September 30, 2011

	Common Stock		Common stock to	Additional Paid-in	Accumulated
	Shares	Amount	be issued	Capital	Deficit	Total
Balance, December 31, 2010	78,372,884	$7,837	$-	$(6,837)	$(96,912)	$(95,912)

Common stock issued for cash	57,248,537	5,725	-	1,480,607	-	1,486,332

Shares issued upon reverse merger	8,662,262	866	-	(866)	-	-

Fair value of vested stock options	-	-	-	2,295,613	-	2,295,613

Fair value of common stock issued for services	890,000	89	-	499,911	-	500,000

Fair value of common stock to be issued for services	-	-	39,600	-	-	39,600

Net loss	-	-	-	-	(4,449,091)	(4,449,091)

Balance, September 30, 2011	145,173,683	$14,517	$39,600	$4,268,428	$(4,546,003)	$(223,458)

See accompanying notes to these condensed consolidated financial statements.

PHOTOTRON HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Nine Month Periods Ended September 30, 2011 and 2010

	For the Nine Months	For the Nine Months
	Ended September 30, 2011	Ended September 30, 2010
Cash Flows from Operating Activities:
Net income (loss)	$(4,449,091)	$64,865

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	6,463	-
Fair value of vested options	2,295,613	-
Fair value of restricted stock issuances for services	539,600	-
Merger related expenses	430,965	-
Changes in operating assets and liabilities:
Accounts receivable	(11,515)	-
Inventories	(218,675)	(24,489)
Prepaid expenses and other current assets	(12,915)	(719)
Lease deposits	(13,239)	-
Accounts payable	146,328	(9,522)
Accrued liabilities	3,246	(5,308)
Interest added to notes payable principal	9,217	-

Net cash provided by (used in) operating activities	(1,274,003)	24,827

Cash Flows from Investing Activities:
Cash paid in reverse merger	(430,965)	-
Purchase of property and equipment	(38,359)	-
Net cash used in investing activities	(469,324)	-

Cash Flows from Financing Activities:
Principal payments on notes payable	(22,716)	(23,696)
Proceeds from related party notes payable	300,000	-
Principal payments on related party notes payable	(20,000)	-
Proceeds from issuance of common stock	1,486,332	-

Net cash provided by (used in) financing activities	1,743,616	(23,696)

Net increase in cash	289	1,131

Cash Beginning of Period	15,042	60,709

Cash End of Period	$15,331	$61,840

Supplemental Cash Flow Information:

Cash paid for interest	$6,036	$2,523
Cash paid for taxes	$-	$-

See accompanying notes to these condensed consolidated financial statements.

PHOTOTRON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2011 (Unaudited)

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

As a result of the Merger, we are solely engaged in Phototron’s business, Phototron’s officers became our officers and Phototron’s directors became our directors.  In connection with the Merger, we changed our name from Catalyst Lighting Group, Inc. to Phototron Holdings, Inc., on March 9, 2011.  We design and manufacture indoor mini-greenhouses (“Phototron Units”) capable of growing almost any herb, vegetable, flower, fruit or terrestrial plant better, stronger and faster than traditional farming methods.  We also formulate and sell horticultural seeds, mineral nutrient solutions, growing mediums and germination kits to facilitate hydroponic gardening through the use of our Phototron Units, in addition to replacement parts for our Phototron Units to facilitate moderate customization.  We market our products under the Phototron brand name.

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

Interim Results

The accompanying condensed consolidated financial statements at September 30, 2011 and for the three and nine months periods ended September 30, 2011 and 2010 are unaudited, but include all adjustments, consisting of normal recurring entries, which our management believes to be necessary for a fair presentation of the periods presented.  Interim results are not necessarily indicative of results for a full year.  Balance sheet amounts as of December 31, 2010 have been derived from our audited financial statements as of that date.

PHOTOTRON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2011 (Unaudited)

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

Liquidity

For the nine months ended September 30, 2011, we had a net loss of $4,449,091 and used cash in operations of $1,274,003.  We have relied on funds generated from operations and on the sale of our common stock to fund operations.  During the nine months ended September 30, 2011, we raised proceeds of $1,486,332, net of $13,657 of offering costs, through the sale of 57,248,537 shares (after giving effect to the share restatement associated with the reverse merger) of common stock.  We believe the cash on hand and the forecasted cash flow from operations will be sufficient to continue operations through the fourth quarter of 2011.  Our management is actively engaged in seeking additional capital to fund our operations in the short to medium term and believes that such capital, when combined with revenues expected from and after the fourth quarter of 2011 as a result of increased product shipments, will be sufficient to sustain our operations for the next 12 months.   There can be no guaranty that we will be able to consummate additional financing transactions or that financing will be available to us on acceptable terms.

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

Inventories

Inventories are stated at the lower of cost or market and are accounted for on a first-in, first-out basis.  Management analyzes historical and prospective sales data to estimate obsolescence.  We did not record any reserve for obsolescence during the nine months ended September 30, 2011 and 2010.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method based on the estimated useful lives (generally three to five years) of the related assets.  Leasehold improvements are amortized over the life of the lease.  Management continuously monitors and evaluates the realizability of recorded long-lived assets to determine whether their carrying values have been impaired.  We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the nondiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. Any impairment loss is measured by comparing the fair value of the asset to its carrying amount.  Repairs and maintenance costs are expensed as incurred.  Based upon management’s assessment, there were no indications of impairment at September 30, 2011 or December 31, 2010.

PHOTOTRON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2011 (Unaudited)

Income Taxes

Current income tax expense is the amount of income taxes expected to be payable for the current year.  A deferred income tax asset or liability is established for the expected future consequences of temporary differences in the financial reporting and tax bases of assets and liabilities.  We consider future taxable income and ongoing, prudent and feasible tax planning strategies, in assessing the value of our deferred tax assets.  If we determine that it is more likely than not that these assets will not be realized, we will reduce the value of these assets to their expected realizable value, thereby decreasing net income.  Evaluating the value of these assets is necessarily based on our judgment.  If we subsequently determined that the deferred tax assets, which had been written down, would be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made.

Revenue

Revenue is recognized on the sale of a product when the product is shipped, which is when the risk of loss transfers to our customers, and collection of the sale is reasonably assured.  A product is not shipped without an order from the customer and the completion of credit acceptance procedures.  As substantially all sales are cash or credit card sales we did not maintain a reserve for bad debt as of September 30, 2011 or December 31, 2010.

Sales Returns

We allow customers to return defective products when they meet certain established criteria as outlined in our sales terms and conditions.  It is our practice to regularly review and revise, when deemed necessary, our estimates of sales returns, which are based primarily on actual historical return rates.  We record estimated sales returns as reductions to sales, cost of sales, and accounts receivable and an increase to inventory.  Returned products which are recorded as inventory are valued based upon the amount we expect to realize upon its subsequent disposition.  As of September 30, 2011 and December 31, 2010, there was no reserve for sales returns, which are minimal based upon our historical experience.

Warranty Costs

Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized.  Estimates are based, in part, on historical experience.  As of September 30, 2011 and December 31, 2010, there was no warranty reserve.

Shipping and Handling Fees and Cost

For the nine months ended September 30, 2011 and 2010, shipping and handling fees billed to customers of $44,932 and $50,439, respectively, were included in revenues.  For the three months ended September 30, 2011 and 2010, shipping and handling fees billed to customers of $16,468 and $13,783, respectively, were included in revenues.

For the nine months ended September 30, 2011 and 2010, shipping and handling costs of $38,485 and $34,000, respectively, were included in cost of goods sold.  For the three months ended September 30, 2011 and 2010, shipping and handling costs of $15,825 and $8,400, respectively, were included in cost of goods sold.

Advertising Costs

Advertising costs are expensed as incurred and are included in general and administrative expenses in the amount of $69,321 and $25,468, for the nine months ended September 30, 2011 and 2010, respectively.  Advertising costs for the three months ended September 30, 2011 and 2010 were $9,725 and $8,699 respectively.

PHOTOTRON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2011 (Unaudited)

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

Earnings Per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the year.  Diluted earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all potentially dilutive common shares had been issued, using the treasury stock method.  As of September 30, 2011, potentially dilutive securities consisted of outstanding common stock options to acquire an aggregate of 55,461,557 shares.  Since we reported a net loss for the three and nine months ended September 30, 2011, these potentially dilutive common shares were excluded from the diluted loss per share calculation because they were anti-dilutive.  There were no common stock equivalents at September 30, 2010.

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

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”.  ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The ASU is effective for interim and annual periods beginning after December 15, 2011.  We will adopt the ASU as required.  The ASU will affect our fair value disclosures, but will not affect our results of operations, financial condition or liquidity.

PHOTOTRON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2011 (Unaudited)

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”.  The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements.  ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011.  We will adopt the ASU as required.  It will have no affect on our results of operations, financial condition or liquidity.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, an update to existing guidance on the assessment of goodwill impairment.  This update simplifies the assessment of goodwill for impairment by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two step impairment review process.  It also amends the examples of events or circumstances that would be considered in a goodwill impairment evaluation.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted.  We are currently evaluating the affects adoption of ASU 2011-08 may have on our goodwill impairment testing.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

NOTE 3 – INVENTORIES

Inventories are comprised of the following as of:

	September 30, 2011	December 31, 2010
Parts	$203,618	$50,683
Work in Process	-	2,532
Finished Goods	68,650	378
	$272,268	$53,593

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of:

	September 30, 2011	December 31, 2010
Machinery and equipment	$6,612	$-
Furniture and fixtures	8,116	-
Computer equipment	6,311	-
Leasehold improvements	17,320	-
	38,359	-
Less accumulated depreciation	(6,463)	-
	$31,896	$-

Depreciation expense for the nine months ended September 30, 2011 and 2010 was $6,463 and nil respectively.

PHOTOTRON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2011 (Unaudited)

NOTE 5 – NOTES PAYABLE

Notes payable consists of the following as of:

	September 30, 2011	December 31, 2010
Note payable to a related party, secured by substantially all of our assets and three trademarks. The note, including interest at the per annum rate of 12%, is due on August 12, 2012.	$308,653	$-
Notes payable to a bank, secured by our personal property, due in monthly principal and interest payments of $2,913 through August 2011, including interest at a per annum rate of 7.5%. The notes were paid in full during the nine months ended September 30, 2011.	-	22,716
Notes payable to a stockholder, unsecured, bearing interest at 8% per annum and due on demand. The notes were paid in full during the nine months ended September 30, 2011.	-	20,000
Note payable to our Chief Financial Officer. As of December 31, 2010, this note was unsecured, non-interest bearing and due on demand. On August 23, 2011, the note was modified to provide interest at the per annum rate of 12% and payments of principal and interest in the amount of $4,000 per month. All unpaid amounts are due on August 22, 2012. The note is secured by three trademarks and substantially all of our assets.	44,564	44,000
Total	$353,217	$86,716

PHOTOTRON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2011 (Unaudited)

For the purposes of balance sheet presentation notes payable have been grouped as follows:

	September, 30, 2011	December 31, 2010
Notes payable	$-	$22,716
Notes payable, related party	353,217	64,000
	$353,217	$86,716

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Operating Leases

Phototron leased office and warehouse facilities under a lease with an initial term ending on December 31, 2007, with an automatic 3 year extension to December 31, 2010, requiring monthly payments of $3,554.   In January 2011, the lease term expired and Phototron rented the facility on a month-to-month basis.  In February 2011, we entered into a new lease for office facilities. The landlord, Woodcourt, LLC is an affiliate of a stockholder of our company.  The terms of the new lease provide for monthly rental expense of $8,066 with annual cost of living adjustments.  The new lease expires in January 2014.

In May 2011, we entered into a new lease for our warehouse facility.  The terms of the new lease provide for monthly rental expense of $4,065 and a lease term of 13 months.  The new lease expires in May 2012.

Rent expense was $103,960 and $21,321 for the nine months ended September 30, 2011 and 2010 respectively.

Future minimum rental payments for each of the remaining years are as follows:

Years Ending December 31,
Remainder of 2011	$36,393
2012	148,644
2013	152,556
2014	30,034

Total	$367,627

PHOTOTRON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2011 (Unaudited)

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

On July 1, 2011, we issued 750,000 shares of restricted common stock in exchange for professional services.  During the three months ended September 30, 2011, we recognized $465,000 of professional fee expense related to the issuance of these shares based upon the trading price on the date the shares were issued.

On August 18, 2011, we entered into an agreement to issue up to 180,000 shares through December 1, 2011, in exchange for professional services.  During the three months ended September 30, 2011, 90,000 shares were deemed to be earned and we recognized $39,600 of professional fee expense related to the issuance of these shares based upon the trading price on the date the shares were granted.  As of September 30, 2011, the shares were not issued by our company.

Stock Options

In 2010, Phototron adopted a Stock Incentive Plan (the “2010 Plan”).  Pursuant to the 2010 Plan, Phototron’s board of directors or a committee appointed thereby may grant, at its discretion, qualified or nonqualified stock options, and may grant or sell restricted stock to key individuals, including employees, nonemployee directors, consultants and advisors.  The options vest over periods determined by the administrator of the 2010 Plan.

On February 14, 2011, Phototron amended the 2010 Plan.  The amendment increased the number of shares reserved by the 2010 Plan from 333,333 to 433,333 shares of Phototron’s common stock (26,124,268 to 33,961,557 shares of our common stock accounting for the exchange ratio in the Merger) and increased the number of shares that may be granted to any participant from 200,000 to 250,000 (15,674,577 to 19,593,221 shares of our common stock accounting for the exchange ratio in the Merger).

Concurrent with the February 14, 2011 amendment to the 2010 Plan, Phototron issued options to purchase 333,333 shares of Phototron’s common stock to its directors and officers, which, after assumption in the Merger, now entitle such officers and directors to purchase 26,124,268 shares of our common stock, and options to purchase 100,000 shares of Phototron’s common stock to certain of its employees and consultants, which, after assumption in the Merger, now entitle such holders to purchase 7,837,289 shares of our common stock.  All of the options have an exercise price of approximately $0.02 per share, which was management’s estimate of the fair value of the common stock on the date of grant, and a ten-year term.  The options granted to directors and officers vest one-half upon issuance and one-half on the one year anniversary.  All other options vested immediately upon issuance.  On May 20, 2011, we issued 11,500,000 stock options to certain of our employees.  All of the options have an exercise price of $0.25 per share, which was the closing price of our common stock as quoted on the OTC electronic interdealer quotation system (“OTCQB”) on the date of grant, and a ten-year term.  The options vest over two years.

On May 17, 2011, our board of directors approved the 2011 Stock Incentive Plan (the “2011 Plan”).  Pursuant to the 2011 Plan, our board of directors of a committee appointed thereby may grant, at its discretion, qualified or nonqualified stock options, stock appreciation rights and may grant or sell restricted stock to key individuals, including employees, nonemployee directors, consultants and advisors.  The options vest over periods determined by the administrator of the 2011 Plan.  The 2011 Plan reserved 18,870,184 shares.  Option prices issued under the plan may not be less than 100% of the fair market value of the common stock on the date the option is granted.  The options are exercisable no later than ten years from date of grant.  During the quarter ended September 30, 2011, we issued 10,000,000 stock options to our officers, directors and outside consultants.  The options have an exercise price of $0.13 to $0.31 per share, which was the stock price on the date of grant and a ten-year term. One-half of these stock options vested upon issuance and the remainder vest in periods of up to two years from the grant date.

PHOTOTRON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2011 (Unaudited)

The weighted average grant date fair value of the stock options granted during the nine months ended September 30, 2011 was $0.068.  The total stock based compensation recognized on our statement of operations for the three and nine months ended September 30, 2011 was $1,969,230 and $2,295,613 respectively.  As of September 30, 2011, the aggregate value of unvested stock options was $1,480,563, which will vest over an average period of one year.

Fair value was estimated at the date of grant using the Black-Scholes option pricing model, with the following weighted average assumptions:

Nine Months Ended September 30, 2011
Risk-free interest rate	3.34%
Expected dividend yield	None
Expected life	5.32 years
Expected volatility	77%

The following table summarizes stock option activity for our company during the nine months ended September 30, 2011:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding December 31, 2010	-	$0.00

Granted	55,461,557	$0.10

Exercised	-	$0.00

Forfeited or expired	-	$0.00

Outstanding September 30, 2011	55,461,557	$0.10	8.71	$4,548,964

Vested or expected to vest at September 30, 2011	30,899,423	$0.09	8.04	$2,788,520

PHOTOTRON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2011 (Unaudited)

The aggregate intrinsic value was calculated as the difference between the market price and the exercise price of our common stock, which was $0.15 as of September 30, 2011.

NOTE 8 – INCOME TAXES

At September 30, 2011, we had available federal and state net operating loss carryforwards to reduce future taxable income.  The amounts available were approximately $3,820,103 for federal purposes.  The federal carryforward expires in 2030.  Given our history of net operating losses, management has determined that it is more likely than not we will not be able to realize the tax benefit of the carryforwards.  Accordingly, our company has not recognized a deferred tax asset for this benefit.

Accounting guidance requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.  Due to restrictions imposed by Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with loss carry-forwards, the utilization of our net operating loss carry-forwards will likely be limited as a result of cumulative changes in stock ownership.  We have not recognized a deferred tax asset and, as a result, the change in stock ownership has not resulted in any changes to valuation allowances.

Upon the attainment of taxable income by our company, management will assess the likelihood of realizing the tax benefit associated with the use of the carryforwards and will recognize a deferred tax asset at that time.

Significant components of our deferred income tax assets are as follows as of:

	September 30, 2011	December 31, 2010
Deferred income tax asset:

Net operating loss carry forward	$1,490,000	$21,000

Valuation allowance	(1,490,000)	(21,000)

Net deferred income tax asset	$—	$—

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	Nine Months Ended
	September 30,
	2011		2010
Federal Statutory tax rate	(34%	)	(34%	)

State tax, net of federal benefit	(5%	)	(5%	)

Change in valuation	(39%	)	(39%	)

Allowance	39%		39%

Effective tax rate	- %		- %

PHOTOTRON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2011 (Unaudited)

NOTE 9 – SUBSEQUENT EVENTS

On October 8, 2011, we entered into a $100,000 senior secured promissory note with one of our shareholders.   This senior secured promissory note is secured by substantially all of our assets, bears interest at the per annum rate of 12% and matures on August 22, 2012.  Additionally, we issued to the related party a warrant to purchase 500,000 shares of our common stock at a per share price of $0.10 and with a term of 5 years.

On October 12, 2011, we borrowed an additional $40,000 on our note payable, related party, bringing the total balance, including unpaid interest to $349,791.  On October 12, 2011, we converted this note into a senior secured promissory note.  This senior secured promissory note is secured by substantially all of our assets, bears interest at the per annum rate of 12% and matures on August 12, 2012.  Additionally, we issued to the related party a warrant to purchase 1,748,953 shares of our common stock at a per share price of $0.10 and with a term of 5 years.

On October 26, 2011, Craig Ellins, our Executive Chairman, agreed to terminate without consideration options to purchase 10,719,522 shares of our common stock.  On October 26, 2011, Brian B. Sagheb, our Chief Executive Officer, Chief Financial Officer and Secretary agreed to terminate without consideration options to purchase 1,175,593 shares of our common stock.

In November 2011, we issued 180,000 restricted shares of common stock to a consultant for services to be performed beginning on July 7, 2011 and ending on December 1, 2011.  These securities were issued without registration pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") as transactions by an issuer not involving a public offering.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting our operating results, financial condition and liquidity and cash flows for the three and nine months ended September 30, 2011 and 2010.  The discussion and analysis that follows should be read together with the condensed consolidated financial statements and the notes to the financial statements included elsewhere in this report.  Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.  Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in the section of our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2011, captioned “Risk Factors.”

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

Results of Operations

Three Months Ended September 30, 2011 Compared to September 30, 2010

Revenue and cost of revenue

Our revenue for the three months ended September 30, 2011 was $209,536 compared to $92,465 for the three months ended September 30, 2010, an increase of $117,071 or 127%.  During 2011, we began to distribute our product by using a multi-level marketing model.  Additionally, we began to distribute new products.  Starting in the fourth quarter of 2011, we intend to market our products to the public via the Internet and mail order. Our gross profit margin during the three months ended September 30, 2011 was 44% compared to 77% during the same period of 2010.  The gross profit margin was higher for the quarter ended September 30, 2010, due to a non-recurring inventory adjustment.

General and administrative

General and administrative expenses for the three months ended September 30, 2011 was $2,876,600 compared to $33,190 in the same period last year an increase of $2,843,410.  The increase is primarily due to the vesting of stock options and restricted stock issued for services. During the three months ended September 30, 2011, we terminated our Chief Executive Officer.  As part of the termination agreement, we accelerated the vesting of the 4,500,000 stock options that were issued to him on May 20, 2011.  As a result of that acceleration, we recognized $706,698 of additional compensation expense during the quarter.  Additionally, during the most recent quarter, we recognized an additional $1,262,542 of compensation expense due to the vesting of other stock options to employees and consultants.  During the quarter ended September 30, 2011, we incurred $504,600 related to the issuance of restricted stock for services.  During the quarter ended September 30, 2010, we were still a private company and did not incur any of the foregoing expenses.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Revenue and cost of revenue

For the nine months ended September 30, 2011, our revenue was $399,665 compared to $346,019 in the same period last year, an increase of $53,646 (16%).  During 2011, we began to distribute our product by using a multi-level marketing model.  Additionally, we began to distribute new products.  Starting in the fourth quarter of 2011, we intend to market our products to the public via the Internet and mail order. The gross profit margin for the three months ended September 30, 2011 was 40% compared to 54% in the same period last year. The decrease in gross profit percentage reflects higher labor, rent and manufacturing overhead costs.

General and administrative costs

General and administrative expenses for the nine months ended September 30, 2011 were $4,167,120 compared to $121,023 during the nine months ended September 30, 2010.  We were a privately held company during 2010 and did not incur any of the costs associated with being a public company.  Additionally, we hired additional personnel to support our expanded product development and multi-level web-based software. During the nine months ended September 30, 2011, we incurred $2,295,613 of expense related to the vesting of stock options issued to employees and $539,600 related to the vesting of restricted stock issued in exchange for professional services. Much of the increase in general and administrative expenses is to build the infrastructure necessary to support the planned growth in revenue and operations.  However, there can be no assurances that our planned revenue growth will actually occur or that it will result in additional profitability.

Liquidity and Capital Resources

As of September 30, 2011, we had cash of $15,331 and a working capital deficit of $271,953.  We have relied on funds generated through operations, through loans and through selling shares of our common stock in a series of private placements.

During the nine months ended September 30, 2011, we used $1,274,003 in operations compared to cash provided by operations of $24,827 during the same period in the prior year.  The cash used in operations during the current period reflects the loss of $4,449,091 partially offset by $2,295,613 of stock-based compensation, $539,600 of restricted stock issued for services, merger related expenses that did not require the use of cash of $430,965 and an increase in accounts payable of $146,328.  These were partially offset by an increase in our inventories of $218,675.  We increased our inventories in anticipation of higher revenue in future periods.  However, there can be no assurances that our planned revenue growth will actually occur.

In conjunction with the March 9, 2011 recapitalization we paid a dividend to our existing stockholders immediately prior to the Merger of $249,993 and we used $38,359 to purchase property and equipment.  There were no acquisitions of property and equipment in the prior period.

During the nine months ended September 30, 2011, we generated $1,743,616 of funds from financing activities.  This includes $1,486,332, net of expenses, in proceeds from issuing 57,248,537 shares of our common stock.  Additionally, we repaid two notes payable including a related party note payable in the amount of $20,000, and $22,716 on our note payable, bank.  During the second quarter of 2011, we entered into a revolving line of credit with W-Net Fund I, L.P.  Under the terms of the agreement, we were able borrow up to an aggregate of $150,000 and the outstanding balance included interest at the rate of 12% per annum.  The note evidencing the outstanding balance was unsecured and was due on or before May 2, 2012.  On August 13, 2011, the outstanding balance on this note was rolled into a new promissory note to W-Net Fund I L.P. The initial balance on this new promissory note was $255,408.  On September 27, 2011, we borrowed an additional $40,000 from W-Net Fund I L.P. under the same terms.  On October 12, 2011, the outstanding note balance plus accrued interest was converted into a senior secured promissory note payable. This new note is secured by substantially all of our assets and three trademarks, bears interest at the per annum rate of 12% and is due on August 22, 2012.  Also in conjunction with the note, we issued warrants to purchase 1,748,953 shares of our common stock at a per share price of $0.10.  The warrants have a term of five years.

On October 8, 2011, we entered into a senior secured promissory note with Europa International, Inc., one of our shareholders, in the amount of $100,000.  This note bears interest at the per annum rate of 12%, matures on August 22, 2012 and is secured by substantially all of our assets and three trademarks.  Also in conjunction with the note, we issued warrants to purchase 500,000 shares of our common stock at a per share price of $0.10.  The warrants have a term of five years.

During the nine months ended September 30, 2010, our financing activities used $23,696, which reflects principal payments on our notes payable.

Future minimum payments under operating leases and notes payable are as follows:

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Year	5 Years
Operating leases	$367,627	$36,393	$301,200	$30,034	$-
Notes payable	453,217	453,217		-	-
Totals	$820,844	$489,610	$301,200	$30,034	$-

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

Inventories

Inventories are stated at the lower of cost or market and are accounted for on a first-in, first-out basis.  Management analyzes historical and prospective sales data to estimate obsolescence.  We did not record any reserve for obsolescence during the nine months ended September 30, 2011 and 2010.

Revenue

Revenue is recognized on the sale of a product when the product is shipped, which is when the risk of loss transfers to our customers, and collection of the sale is reasonably assured.  A product is not shipped without an order from the customer and the completion of credit acceptance procedures.  As substantially all sales are cash or credit card sales we did not maintain a reserve for bad debt as of September 30, 2011 or December 31, 2010.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”.  ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The ASU is effective for interim and annual periods beginning after December 15, 2011.  We will adopt the ASU as required.  The ASU will affect our fair value disclosures, but will not affect our results of operations, financial condition or liquidity.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”.  The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements.  ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011.  We will adopt the ASU as required.  It will have no affect on our results of operations, financial condition or liquidity.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, an update to existing guidance on the assessment of goodwill impairment.  This update simplifies the assessment of goodwill for impairment by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two step impairment review process.  It also amends the examples of events or circumstances that would be considered in a goodwill impairment evaluation.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted.  We are currently evaluating the affects adoption of ASU 2011-08 may have on our goodwill impairment testing.

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

Item 3.                      Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4.                      Controls and Procedures

Controls and Procedures

As of September 30, 2011, the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 Act, as amended.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.  In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

PART II – OTHER INFORMATION

Item 2.                      Recent Sales of Unregistered Securities.

In July 2011, we granted options under our 2011 Stock Incentive Plan to purchase 5,000,000 shares of common stock at an exercise price of $0.31 per share.  These securities were issued without registration pursuant to the exemption afforded by Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.

In August 2011, we issued 750,000 restricted shares of common stock to a consultant for investor relation services to be performed beginning July 1, 2011 and ending July 1, 2012.  These securities were issued without registration pursuant to the exemption afforded by Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.

In September 2011, we granted options under our 2011 Stock Incentive Plan to purchase 5,000,000 shares of common stock at an exercise price of $0.13 per share.  These securities were issued without registration pursuant to the exemption afforded by Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.

Item 6.                      Exhibits.

Exhibit No.	Description

10.1
Revolving Promissory Note dated July 18, 2011 issued by Phototron Holdings, Inc. in favor of W-Net Fund I, L.P.  Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File Number 000-50385) filed with the Securities and Exchange Commission on August 10, 2011.

10.2
Senior Secured Promissory Note dated August 23, 2011 issued by Phototron Holdings, Inc. in favor of W-Net Fund I, L.P.  Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File Number 000-50385) filed with the Securities and Exchange Commission on August 24, 2011.

10.3
Security Agreement dated August 23, 2011, between Phototron Holdings, Inc. and W-Net Fund I, L.P.  Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File Number 000-50385) filed with the Securities and Exchange Commission on August 24, 2011.

10.4
Intellectual Property Security Agreement dated August 23, 2011, between Phototron Holdings, Inc. and W-Net Fund I, L.P.  Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File Number 000-50385) filed with the Securities and Exchange Commission on August 24, 2011.

10.5
Senior Secured Promissory Note dated August 23, 2011 issued by Phototron Holdings, Inc. in favor of Brian B. Sagheb.  Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File Number 000-50385) filed with the Securities and Exchange Commission on August 24, 2011.

10.6
Security Agreement dated August 23, 2011, between Phototron Holdings, Inc. and Brian B. Sagheb.  Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K (File Number 000-50385) filed with the Securities and Exchange Commission on August 24, 2011.

10.7
Intellectual Property Security Agreement dated August 23, 2011, between Phototron Holdings, Inc. and Brian B. Sagheb.  Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K (File Number 000-50385) filed with the Securities and Exchange Commission on August 24, 2011.

10.8
Termination of Executive Services Agreement and New Consulting Agreement dated September 16, 2011, between Phototron Holdings, Inc. and Douglas Braun.  Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File Number 000-50385) filed with the Securities and Exchange Commission on September 22, 2011.

10.9	Senior Secured Promissory Note dated October 8, 2011 issued by Phototron Holdings, Inc. in favor of Europa International, Inc.

10.10	Security Agreement dated October 8, 2011, between Phototron Holdings, Inc. and Europa International, Inc.

10.11	Intellectual Property Security Agreement dated October 8, 2011, between Phototron Holdings, Inc. and Europa International, Inc.

10.12	Common Stock Purchase Warrant dated October 8, 2011 issued by Phototron Holdings, Inc. to Europa International, Inc.

10.13	Senior Secured Promissory Note dated October 12, 2011 issued by Phototron Holdings, Inc. in favor of W-Net Fund I, L.P.

10.14	Security Agreement dated October 12, 2011, between Phototron Holdings, Inc. and W-Net Fund I, L.P.

10.15	Intellectual Property Security Agreement dated October 12, 2011, between Phototron Holdings, Inc. and W-Net Fund I, L.P.

10.16	Common Stock Purchase Warrant dated October 12, 2011 issued by Phototron Holdings, Inc. to W-Net Fund I, L.P.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation.

101.DEF**	XBRL Taxonomy Extension Definition.

101.LAB**	XBRL Taxonomy Extension Labels.

101.PRE**	XBRL Taxonomy Extension Presentation.

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

PHOTOTRON HOLDINGS, INC.

Date: November 21, 2011	By:	/s/ Brian B. Sagheb
Brian B. Sagheb
Chief Executive Officer