Form 10-K
period 2011-12-31
PHOTOTRON HOLDINGS, INC.
filed 2012-04-04
CIK 1161582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number 000-50385

Phototron Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1588927 (I.R.S. Employer Identification No.)

717 E. Gardena Blvd. Gardena, California 90248

(Address of principal executive offices and zip code)

(818) 992-0200

(Registrant’s telephone number, including area code)

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $67,190,737.

As of April 4, 2012 there were 152,343,383 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements are only predictions and provide our current expectations or forecasts of future events and financial performance and may be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “will” or “should” or, in each case, their negative, or other variations or comparable terminology, though the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements include all matters that are not historical facts and include, without limitation statements concerning: our business strategy, outlook, objectives, future milestones, plans, intentions, goals, and future financial condition, including the period of time for which our existing resources will enable us to fund our operations.

We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to many risks and uncertainties that could cause actual results to differ materially from any future results expressed or implied by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause these differences include, but are not limited to:

-	our failure to implement our business plan within the time period we originally planned to accomplish; and
-	other factors discussed under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

The forward-looking statements contained in this report or the documents incorporated by reference herein speak only of their respective dates. Factors or events that could cause our actual results to differ may emerge from time to time and it is not possible for us to predict them all. Except to the extent required by applicable laws, rules or regulations, we do not undertake any obligation to publicly update any forward-looking statements or to publicly announce revisions to any of the forward-looking statements, whether as a result of new information, future events or otherwise.

Phototron Holdings Inc.

Table of Contents to Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2011

PART I

ITEM 1. BUSINESS.

CORPORATE HISTORY

Phototron Holdings, Inc. (“Phototron”) was incorporated in the State of Delaware on March 7, 2001 under the name Wentworth III, Inc. On August 27, 2003, we completed the reverse acquisition of Whitco Company, L.P., a company engaged in the manufacture and sale of area lighting poles to distributors throughout the United States. On March 15, 2006, Whitco voluntarily filed for protection under Chapter 11 of the U.S. bankruptcy laws. On April 25, 2006, the bankruptcy court approved a sale of Whitco’s assets (other than cash and accounts receivable) used in its area lighting pole business. The assets were sold free and clear of any liens and encumbrances to a third party purchaser pursuant to Section 363 of the U.S. Bankruptcy Code. The purchaser issued a common stock purchase warrant to acquire shares of the purchaser’s common stock as consideration for the assets purchased (the “Purchase Warrant”).

On May 16, 2006, Whitco filed a motion to convert its bankruptcy case to a Chapter 7 liquidation proceeding. This motion was granted by the bankruptcy court on July 13, 2006. In connection with the liquidation, the Purchase Warrant and Whitco’s cash and accounts receivable were assigned and distributed to Whitco’s secured creditor. As part of the Chapter 7 bankruptcy proceedings, no assets were available for distribution to unsecured creditors and, accordingly, these unsatisfied obligations were relieved as part of the liquidation in accordance with the provisions of Chapter 7 of U.S. Bankruptcy Code.

Since Whitco’s liquidation in bankruptcy, we have had nominal assets and nominal business operations and our business strategy had been to investigate and, if such investigation warranted, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. In furtherance of this business strategy, on July 25, 2006, we voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code. We subsequently determined to withdraw from bankruptcy court protection and, on motion made by the U.S. trustee, the bankruptcy court ordered the case dismissed on January 9, 2007. Since the dismissal of our bankruptcy case, we have settled our outstanding liabilities with creditors. In addition, effective February 22, 2007, we experienced a change in control and our management changed, pursuant to a Securities Purchase Agreement by and between our company and KIG Investors I, LLC. As part of KIG Investors’ liquidation and dissolution, on January 9, 2009, KIG Investors distributed all 2,562,015 shares of our common stock held by it to its members, Lionsridge Capital, LLC and Keating Investments, LLC, pro rata based on their respective membership interests in KIG Investors.

On January 15, 2010, Lionsridge, Keating Investments, Kevin R. Keating, Laurus Master Fund, Ltd., Garisch Financial, Inc. and Woodman Management Corporation entered into a Stock Purchase Agreement pursuant to which (1) Lionsridge, Keating Investments, Keating, Laurus and GFI (collectively, the “Sellers”) would sell to Woodman, and Woodman would purchase from the Sellers, an aggregate of 3,861,721 shares of our common stock (the “Shares”), which Shares represent 89.1% of the issued and outstanding shares of our common stock, (2) the Sellers would assign to Woodman the Sellers’ registration rights under existing agreements with our company, (3) each Seller and our company would release each other from all existing claims (other than claims by Keating for statutory or other rights to indemnification as a result of his service as an officer and director of our company) and (4) Keating Investments would indemnify Woodman and our company from liabilities arising out of any breach of any representation, warranty, covenant or obligation of Keating Investments, Keating and Lionsridge, for a period of six months from the closing of the transactions under the Purchase Agreement, up to a maximum amount of $50,000. The aggregate purchase price for the Shares was $210,129.51, or approximately $0.05441 per share. In connection with the Purchase Agreement, Woodman also agreed to assume, and to pay at the closing of the transactions under the Purchase Agreement, certain obligations of our company in an aggregate amount of $30,000 (including $15,000 owed to Keating Investments as a consulting fee for services rendered to us in connection with the transactions contemplated under the Purchase Agreement). The closing of the transactions under the Purchase Agreement occurred on February 3, 2010. Woodman paid the aggregate purchase price for the Shares with personal funds. On April 12, 2010, Woodman transferred the Shares to W-Net Fund I, L.P.

On February 14, 2011, we entered into an Agreement and Plan of Merger (the “PHI Merger Agreement”) with PHI Merger Corporation (“PHI MergerCo”) and Phototron, Inc. (“Phototron”). The closing of the transactions contemplated by the PHI Merger Agreement (the “PHI Merger”) occurred on March 9, 2011. At the closing of such merger, (i) PHI MergerCo was merged with and into Phototron; (ii) Phototron became our wholly-owned subsidiary; (iii) all of Phototron’s shares and options outstanding prior to such merger were exchanged (or assumed, in the case of options) for comparable securities of our company; and (iv) 95% of our fully-diluted shares at the time of such merger were owned by Phototron’s former shareholders and option holders. At the closing of such merger, we issued to Phototron’s former shareholders, in exchange for the 1,666,666 shares of Phototron’s common stock outstanding prior to such merger, 130,621,421 shares of our common stock (the “PHI Merger Consideration”). In connection with such merger, we changed our name from Catalyst Lighting Group, Inc. to Phototron Holdings, Inc., on March 9, 2011.

On March 21, 2012, we entered into an Agreement and Plan of Merger (the “SGT Merger Agreement”) with SGT Merger Corporation, a Nevada corporation and our wholly-owned subsidiary (“SGT MergerCo”), SG Technologies Corp (“SGT”), Sterling C. Scott (the “SGT Representative”), and W-Net Fund I, L.P., a Delaware limited partnership and holder of more than 5% of our common stock ( “W-Net”).

Under the SGT Merger Agreement, if all conditions are satisfied or waived: (i) SGT MergerCo will be merged with and into SGT; (ii) SGT will become our wholly-owned subsidiary; (iii) all SGT shares of common stock will be exchanged for shares of our common stock and shares of a new series of our preferred stock, which will be designated Series A Preferred Stock (the “Series A Preferred Stock”), and have the rights, preferences, privileges and restrictions set forth in the Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock (the “Certificate of Designation”), which will be filed with the Delaware Secretary of State prior to the consummation of such merger; and (iv) 157,000,000 shares of our common stock, and, subject to the terms of the SGT Merger Agreement, 3,000,000 shares of Series A Preferred Stock will be owned by SGT’s stockholders(the “SGT Merger”).

We anticipate that the SGT Merger will close within the next week.

BUSINESS

General

We sell and distribute mini-hydroponic greenhouses (Phototron Units) and horticultural seeds, mineral nutrient solutions, growing mediums and germination kits.

Hydroponic gardening generally describes the method of growing plants without soil. Plants are typically grown in various growing mediums using a mineral nutrient solution. Nutrient solutions contain substantially all of the minerals that plants normally would get from the soil in a more concentrated form. Growing mediums aerate and support a plant’s root system while channeling the nutrient solution. Consequently, the root system is exposed to more oxygen, which stimulates root growth and nutrient absorption. Since plants do not have to use energy to search for the nutrients they require, the saved energy is used to grow faster and produce a greater yield.

The demographics of today’s food gardening households include a broad cross-section of the U.S. population. There are few other activities where virtually every demographic group is so well represented, no matter what their age, education, income, marital status, household size, gender, or regional location.

Phototron Units

We design and manufacture indoor mini-hydroponic greenhouses capable of growing almost any herb, vegetable, flower, fruit or terrestrial plant better, stronger and faster than traditional farming methods. Our Phototron Units, consisting of 21” x 39” units and 21” x 51” units, provide between 18,900 and 36,000 lumens of light. Phototron Units also allow users to precisely control what a plant receives, grow crops densely, avoid using pesticides, increase yields and automatically water plants.

Re-order Products

We also formulate and sell horticultural seeds, mineral nutrient solutions, growing mediums and germination kits to facilitate hydroponic gardening through the use of our Phototron Units. In addition, we design and manufacture replacement parts for our Phototron Units to facilitate moderate customization of the units. We intend to instruct and certify our distributors in the optimal use of our products to enable them to effectively instruct other participants in our direct sales network on such use.

Direct Sales Distribution

We own a mailing list and have a customer base exceeding 50,000 people. Our re-order program, which involves the sale of nutrients and related products and replacement parts for Phototron Units, represents 50% of our revenue.

We planned to expand our marketing efforts with a direct sales distribution network. It was intended that the direct sales distribution network would:

• Create an ever growing and consuming sales funnel that delivers a financially motivated, person-to-person, grass roots sales force;
• Allow distributors to purchase and resell Phototron Units and supplies;
• Promote sales to existing in-door and out-door gardeners;
• Create greater brand awareness nationwide in a short period of time;
• Eliminate the need for an in-house sales staff;
• Create thousands of product evangelists and hydroponic consultants; and
• Increase monthly re-orders and after market part sales.

Distributors would pay to join our direct sales distribution network and would receive materials and training to help them build their own in-door gardening supply distributorship.

Distributors would earn commissions on sales activity to new retail customers and residual commission on reoccurring supplies. Distributors would also earn commissions from the sales activities of other distributors who they personally enroll. These rewards would be extended for up to three generations of distributors, meaning that a distributor would earn commissions on the sales of the distributors they have personally enrolled as well as on the sales of second- and third-generation distributors.

Company Sales and Internet Marketing

Late in the third quarter of 2011, we determined to shift our sales efforts to focus more on sales by the Company through traditional sales channels, including on or through the Internet and via mail order. In connection with such shift, we took certain actions to reduce our overhead costs and streamline our operations. Such actions included the elimination of certain positions related to our direct sales distribution network and related corporate support personnel, the termination of the lease of our corporate headquarters and the relocation of our operations into our logistics center. In the fourth quarter of 2011, we commenced our marketing activities through those channels, launched a new website and reduced research and development costs to minimal levels. We continue to believe in the direct sales distribution model, but have been focusing on traditional sales. In that regard, in December 2011, we licensed a number of domain names through which we will sell our products.

Traditional sales channels have significant advantages over direct sales distribution channels. Marketing and selling our products via traditional sales channels allows us to control the marketing and promotion efforts and eliminates our obligations to pay commissions on sales.

Competition

Hydroponic stores, our primary competition, sell parts that individuals must use to assemble into desired configurations. Phototron Units come in two basic sizes and offer a turn-key system for hydroponic gardening. We believe that turn-key systems will be more desirable because of their ease of use, but some customers may desire to buy parts for greater flexibility.

We also face competition from well capitalized companies offering traditional gardening equipment and supplies as well as other specialized hydroponic equipment and nutrient suppliers. We believe that the advantages offered by hydroponic gardening make our product offerings generally superior to those offered by traditional gardening suppliers.

In addition, we will compete with other direct selling and traditional sales organizations which have a longer operating history and higher visibility, name recognition and financial resources than we do. These competitors may be able to attract customers more easily because of their financial resources. Our larger competitors can also devote substantially more resources to business development and may adopt more aggressive pricing policies. We will compete on the strength of our multiple business opportunities, product offerings, and management.

While our management believes that we have the opportunity to be successful in the hydroponic gardening industry, there can be no assurance that we will be successful in accomplishing our business initiatives, or that we will be able to achieve any significant levels of revenues, or recognize net income, from the sale of our products and services.

Intellectual Property and Proprietary Rights

Our intellectual property is comprised of several elements: technology, know-how, and marketing intangibles.

Our technology consists of Phototron Units and mineral nutrient solution formulations. This technology will position us as a leading supplier of hydroponic gardening equipment and supplies to our distributors and their customers. We will continue to expand our product offerings as our business grows.

Our know-how includes more than twenty years of direct sales expertise (based on Mr. Ellins’ fifteen years of work experience and Mr. Denkin’s eight years of work experience in direct selling industries) and a committed group of leaders and distributors (including Messrs. Ellins and Denkin) who have mastered the art of direct selling and who will emerge as the engine for our growth.

Our other intellectual property is primarily in the form of trademarks and domain names. We hold common law trademarks and during 2011, we filed applications with the United States Patent and Trademark Office to register the following trademarks: “Phototron”, “Grow Plus” and “Growlife”. We also hold all rights to the www.phototron.com domain name.

We have a policy of entering into confidentiality and non-disclosure agreements with our employees and some of our vendors and customers as we deem necessary. These agreements and policies are intended to protect our intellectual property, but we cannot ensure that these agreements or the other steps we have taken to protect our intellectual property will be sufficient to prevent theft, unauthorized use or adverse infringement claims. We cannot prevent piracy of our methods and features, and we cannot determine the extent to which our methods and features are being pirated.

Product Development

We have undergone a redesign of our core product, the Phototron indoor mini-hydroponic greenhouse. Additional product development in lighting and ventilation, as well as investigating micro-processor based automation, has totaled approximately $183,000. We expect to continue our product development efforts to continue improving our product offerings.

Government Regulation

Our marketing program will be subject to a number of federal and state regulations administered by the Federal Trade Commission and various state agencies in the United States, directed at preventing fraudulent or deceptive marketing schemes by ensuring that product sales are made to consumers of the products and that compensation, recognition, and advancement within the marketing organization are based on the sale of products rather than investment in the organization or other non-sales-related criteria. These regulatory requirements do not include “bright line” rules and are inherently fact-based. Thus, even though we believe that our marketing program will comply with applicable federal and state laws or regulations, a governmental agency or court could determine that we have failed to meet these requirements in a particular case. Such an adverse determination could require us to make modifications to our marketing program, increasing our operating expenses. The negative publicity associated with such an adverse determination could also reduce distributor and end user demand for our products, which would consequently reduce our sales and revenues.

Legislative or regulatory changes in one or more of our present or future markets could lead to the determination that our marketing system does not comply with applicable laws and regulations and could result in the prohibition of our marketing system. Failure to comply with applicable laws and regulations could result in the imposition of legal fines and/or penalties which would increase our operating costs. We may also be required to comply with directives or orders from various courts or applicable regulatory bodies to comply with new legislation or regulation, which would detract management’s attention from the operation of our business. Further we could be prohibited from distributing products through our marketing system or may be required to modify our marketing system.

Employees

As of April 4, 2012, we had eight employees. Since inception, we have never had a work stoppage, and our employees are not represented by a labor union. We consider our relationship with our employees to be positive.

ITEM 1A. RISK FACTORS.

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors and all other information contained in this annual report on Form 10-K before purchasing shares of our common stock. If any of the following risks occur, our business, financial condition and/or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you may lose some or all of your investment.

Risks Related to Our Business

We will continue to need additional financing to carry out our business plan. Such funds may not be available to us, which lack of availability could reduce our operating income, product development activities and future business prospects. We need thereafter to obtain significant additional funding to successfully continue our business. We currently have no committed sources of additional capital, and there can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all. Furthermore, the sale of additional equity or convertible debt securities may result in additional dilution to existing stockholders. If adequate additional funds are not available, we may be required to delay, reduce the scope of or eliminate material parts of the implementation of our business strategy. This limitation would impede our growth and could result in a contraction of our operations, which would reduce our operating income, product development activities and future business prospects.

We may be unable to continue as a going concern if we do not successfully raise additional capital. If we are unable to successfully raise the capital we need we may need to reduce the scope of our business to fully satisfy our future short-term liquidity requirements. If we cannot raise additional capital or reduce the scope of our business, we may be otherwise unable to achieve our goals or continue our operations. As discussed in Note 1 in the Notes to the Consolidated Financial Statements, we have incurred losses from operations in the prior two years and have a lack of liquidity. These factors raise substantial doubt about our ability to continue as a going concern. In addition, our auditors have included in their report on our audited financial statements at December 31, 2011 and 2010 an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. While we believe that we will be able to raise the capital we need to continue our operations, there can be no assurances that we will be successful in these efforts or will be able to resolve our liquidity issues or eliminate our operating losses.

While we previously achieved an operating profit, we have a history of operating losses and there can be no assurance that we can again achieve or maintain profitability. While we previously achieved operating profits, we did not achieve an operating profit for the year ended December 31, 2011. We have a history of operating losses and may not again achieve or maintain profitability. We cannot guarantee that we will become profitable. Even if we again achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability and our failure to do so would adversely affect our business, including our ability to raise additional funds.

Our inability to effectively manage our growth could harm our business and materially and adversely affect our operating results and financial condition. Our strategy envisions growing our business. We plan to expand our product, sales, administrative and marketing organizations. Any growth in or expansion of our business is likely to continue to place a strain on our management and administrative resources, infrastructure and systems. As with other growing businesses, we expect that we will need to further refine and expand our business development capabilities, our systems and processes and our access to financing sources. We also will need to hire, train, supervise and manage new employees. These processes are time consuming and expensive, will increase management responsibilities and will divert management attention. We cannot assure you that we will be able to:

·	expand our products effectively or efficiently or in a timely manner;
·	allocate our human resources optimally;
·	meet our capital needs;
·	identify and hire qualified employees or retain valued employees; or
·	incorporate effectively the components of any business or product line that we may acquire in our effort to achieve growth.

Our inability or failure to manage our growth and expansion effectively could harm our business and materially and adversely affect our operating results and financial condition.

Since we currently depend on a limited number of products and services for a significant portion of our revenues, our failure to achieve anticipated results with any of these products or services will harm our business. We derive a significant portion of our revenues from sales of Phototron Units and re-order products, and expect to continue to derive a substantial portion of our revenues from these products in the immediate future. Due to this dependence on a limited number of products and services, our failure to achieve anticipated results with any one of these products or services will harm our business.

Our operating results may fluctuate significantly based on customer acceptance of our products. As a result, period-to-period comparisons of our results of operations are unlikely to provide a good indication of our future performance. Management expects that we will experience substantial variations in our net sales and operating results from quarter to quarter due to customer acceptance of our products. If customers don’t accept our products, our sales and revenues will decline, resulting in a reduction in our operating income.

Customer interest for our products could also be impacted by the timing of our introduction of new products. If our competitors introduce new products around the same time that we issue new products, and if such competing products are superior to our own, customers’ desire for our products could decrease, resulting in a decrease in our sales and revenues. To the extent that we introduce new products and customers decide not to migrate to our new products from our older products, our revenues could be negatively impacted due to the loss of revenue from those customers. In the event that our newer products do not sell as well as our older products, we could also experience a reduction in our revenues and operating income.

As a result of fluctuations in our revenue and operating expenses that may occur, management believes that period-to-period comparisons of our results of operations are unlikely to provide a good indication of our future performance.

If we do not successfully generate additional products and services, or if such products and services are developed but not successfully commercialized, we could lose revenue opportunities. Our future success depends, in part, on our ability to expand our product and service offerings. To that end we have engaged in the process of identifying new product opportunities to provide additional products and related services to our customers. The process of identifying and commercializing new products is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends our business could be harmed. We may have to commit significant resources to commercializing new products before knowing whether our investments will result in products the market will accept. Furthermore, we may not execute successfully on commercializing those products because of errors in product planning or timing, technical hurdles that we fail to overcome in a timely fashion, or a lack of appropriate resources. This could result in competitors providing those solutions before we do and a reduction in net sales and earnings.

The success of new products depends on several factors, including proper new product definition, timely completion and introduction of these products, differentiation of new products from those of our competitors, and market acceptance of these products. There can be no assurance that we will successfully identify new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive.

Our future success depends on our ability to grow and expand our customer base. Our failure to achieve such growth or expansion could materially harm our business. To date, our revenue growth has been derived primarily from the sale of Phototron Units and re-order products. Our success and the planned growth and expansion of our business depend on us achieving greater and broader acceptance of our products and expanding our customer base. There can be no assurance that customers will purchase our products or that we will continue to expand our customer base. If we are unable to effectively market or expand our product offerings, we will be unable to grow and expand our business or implement our business strategy. This could materially impair our ability to increase sales and revenue and materially and adversely affect our margins, which could harm our business and cause our stock price to decline.

If we incur substantial liability from litigation, complaints, or enforcement actions resulting from misconduct by our distributors, our financial condition could suffer. We will require that our distributors comply with applicable law and with our policies and procedures. Although we will use various means to address misconduct by our distributors, including maintaining these policies and procedures to govern the conduct of our distributors and conducting training seminars, it will still be difficult to detect and correct all instances of misconduct. Violations of applicable law or our policies and procedures by our distributors could lead to litigation, formal or informal complaints, enforcement actions, and inquiries by various federal, state, or foreign regulatory authorities against us and/or our distributors. Litigation, complaints, and enforcement actions involving us and our distributors could consume considerable amounts of financial and other corporate resources, which could have a negative impact on our sales, revenue, profitability and growth prospects. As we are currently in the process of implementing our direct sales distributor program, we have not been, and are not currently, subject to any material litigation, complaint or enforcement action regarding distributor misconduct by any federal, state or foreign regulatory authority.

Our future manufacturers could fail to fulfill our orders for Phototron Units, which would disrupt our business, increase our costs, harm our reputation and potentially cause us to lose our market. We may depend on contract manufacturers in the future to produce our products. These manufacturers could fail to produce Phototron Units to our specifications or in a workmanlike manner and may not deliver the units on a timely basis. Our manufacturers may also have to obtain inventories of the necessary parts and tools for production. Any change in manufacturers to resolve production issues could disrupt our ability to fulfill orders for Phototron Units. Any change in manufacturers to resolve production issues could also disrupt our business due to delays in finding new manufacturers, providing specifications and testing initial production. Such disruptions in our business and/or delays in fulfilling orders would harm our reputation and would potentially cause us to lose our market.

Our inability to effectively protect our intellectual property would adversely affect our ability to compete effectively, our revenue, our financial condition and our results of operations. We may be unable to obtain intellectual property rights to effectively protect our technology. Our ability to compete effectively may be affected by the nature and breadth of our intellectual property rights. While we intend to defend against any threats to our intellectual property rights, there can be no assurance that any such actions will adequately protect our interests. If we are unable to secure intellectual property rights to effectively protect our technology, our revenue and earnings, financial condition, or results of operations would be adversely affected.

We may also rely on nondisclosure and non-competition agreements to protect portions of our technology. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, that third parties will not otherwise gain access to our trade secrets or proprietary knowledge, or that third parties will not independently develop the technology.

We do not warrant any opinion as to non-infringement of any patent, trademark, or copyright by us or any of our affiliates, providers, or distributors. Nor do we warrant any opinion as to invalidity of any third-party patent or unpatentability of any third-party pending patent application.

Intellectual property litigation would be costly and could adversely impact our business operations. We may have to take legal action in the future to protect our technology or to assert our intellectual property rights against others. Any legal action could be costly and time consuming to us, and no assurances can be made that any action will be successful. The invalidation of any intellectual property rights that we may own, or an unsuccessful outcome in lawsuits to protect our technology, could have a material adverse effect on our business, financial position, or results of operations.

Intellectual property litigation can be expensive, complex, and protracted. Because of such complexity, and the vagaries of the jury system, intellectual property litigation may result in significant damage awards and/or injunctions that could prevent the manufacture, use, distribution, importation, exportation, and sale of products or require us to pay significant royalties in order to continue to manufacture, use, distribute, import, export, or sell products. Furthermore, in the event that our right to license or to market our technology is successfully challenged, and if we fail to obtain a required license or are unable to design around a patent held by a third party, our business, financial condition, or results of operations could be materially adversely affected.

Our industry is highly competitive and we have less capital and resources than many of our competitors, which may give them an advantage in developing and marketing products similar to ours or make our products obsolete. We are involved in a highly competitive industry where we may compete with numerous other companies who offer alternative methods or approaches, who may have far greater resources, more experience, and personnel perhaps more qualified than we do. Such resources may give our competitors an advantage in developing and marketing products similar to ours or products that make our products obsolete. There can be no assurance that we will be able to successfully compete against these other entities.

We will be required to attract and retain top quality talent to compete in the marketplace. We believe our future growth and success will depend in part on our ability to attract and retain highly skilled managerial, product development, sales and marketing, and finance personnel. There can be no assurance of success in attracting and retaining such personnel. Shortages in qualified personnel could limit our ability to increase sales of existing products and services and launch new product and service offerings.

Our forecasts are highly speculative in nature and we cannot predict results with a high degree of accuracy. Any financial projections, especially those based on ventures with minimal operating history, are inherently subject to a high degree of uncertainty, and their ultimate achievement depends on the timing and occurrence of a complex series of future events, both internal and external to the enterprise. There can be no assurance that potential revenues or expenses we project will, in fact, be received or incurred.

We will be subject to evolving and expensive corporate governance regulations and requirements. Our failure to adequately adhere to these requirements or the failure or circumvention of our controls and procedures could seriously harm our business. As a publicly traded company, we are subject to various federal, state and other rules and regulations, including applicable requirements of the Sarbanes-Oxley Act of 2002. Compliance with these evolving regulations is costly and requires a significant diversion of management time and attention, particularly with regard to our disclosure controls and procedures and our internal control over financial reporting. Our internal controls and procedures may not be able to prevent errors or fraud in the future. Faulty judgments, simple errors or mistakes, or the failure of our personnel to adhere to established controls and procedures, may make it difficult for us to ensure that the objectives of the control system are met. A failure of our controls and procedures to detect other than inconsequential errors or fraud could seriously harm our business and results of operations.

Our limited senior management team size may hamper our ability to effectively manage a publicly traded company while developing our products and harm our business. Our management team has experience in the management of publicly traded companies and complying with federal securities laws, including compliance with recently adopted disclosure requirements on a timely basis. They realize it will take significant resources to meet these requirements while simultaneously working on developing and protecting our intellectual property. Our management will be required to design and implement appropriate programs and policies in responding to increased legal, regulatory compliance and reporting requirements, and any failure to do so could lead to the imposition of fines and penalties and harm our business.

Risks Related to our Common Stock

The limited trading market for our common stock results in limited liquidity for shares of our common stock and significant volatility in our stock price. Although prices for our shares of common stock are quoted on the OTCQB, there is little current trading and no assurance can be given that an active public trading market will develop or, if developed, will be sustained. The OTCQB is generally regarded as a less efficient and less prestigious trading market than other national markets. We can provide no assurance regarding if or when our common stock will be quoted on another more prestigious exchange or market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. The absence of an active trading market reduces the liquidity of our common stock.

The market price of our stock is likely to be highly volatile because for some time there will likely be a thin trading market for the stock, which causes trades of small blocks of stock to have a significant impact on our stock price. As a result of the lack of trading activity, the quoted price for our common stock on the OTCQB is not necessarily a reliable indicator of its fair market value. Further, if we cease to be quoted, holders of our common stock would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock, and the market value of our common stock would likely decline.

Trading in our common stock will be subject to regulatory restrictions since our common stock is considered a “penny stock.” Our common stock is currently, and in the near future will likely continue to be, considered a “penny stock.” The Securities and Exchange Commission (“SEC”) has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and any salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure and other requirements may adversely affect the trading activity in the secondary market for our common stock.

We do not expect to pay dividends for the foreseeable future, and any return on investment may be limited to potential future appreciation on the value of our common stock. While we declared and paid a dividend to holders of record of our common stock as of February 28, 2011, we do not anticipate paying dividends in the foreseeable future and currently intend to retain any future earnings to support the development and expansion of our business. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including without limitation, our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. To the extent we do not pay dividends, our stock may be less valuable because a return on investment will only occur if and to the extent our stock price appreciates, which may never occur. In addition, investors must rely on sales of their common stock after price appreciation as the only way to realize their investment, and if the price of our stock does not appreciate, then there will be no return on investment. Investors seeking cash dividends should not purchase our common stock.

Our officers, directors and principal stockholders can exert significant influence over us and may make decisions that are not in the best interests of all stockholders. Our officers, directors and principal stockholders (greater than 5% stockholders) collectively beneficially own approximately 57.4% of our common stock. As a result of such ownership these stockholders will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of our company or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of our company. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

Anti-takeover provisions may limit the ability of another party to acquire our company, which could cause our stock price to decline. Our certificate of incorporation, as amended, our bylaws and Delaware law contain provisions that could discourage, delay or prevent a third party from acquiring our company, even if doing so may be beneficial to our stockholders. In addition, these provisions could limit the price investors would be willing to pay in the future for shares of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our principal executive offices are located at 717 East Gardena Boulevard, Carson, CA 90248. This location is approximately 7,600 square feet of office and warehouse space. The lease requires minimum monthly payments of $4,065 and has a term of 13 months which we have extended for an additional 24 months. We believe our facilities are adequate to meet our current and near-term needs.

ITEM 3. LEGAL PROCEEDINGS.

We are not aware of any pending or threatened legal actions to which we are a party or of which our property is the subject that would, if determined adversely to us, have a material adverse effect on our business and operations.

We have from time to time been involved in disputes and proceedings arising in the ordinary course of business. In addition, as a public company, we are also potentially susceptible to litigation, such as claims asserting violations of securities laws. Any such claims, with or without merit, if not resolved, could be time-consuming and result in costly litigation. There can be no assurance that an adverse result in any future proceeding would not have a potentially material adverse effect on our business, results of operations or financial condition.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY

SECURITIES.

Market Information

Our common stock is currently quoted on the OTCQB under the trading symbol “PHOT.” From February 23, 2011 through March 9, 2011, our common stock was quoted on the OTCQB under the trading symbol “CYSU.” Prior to February 23, 2011, our common stock was quoted on the OTCBB under the trading symbol “CYSU.” The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Year ended December 31, 2010
First Quarter	$0.10	$0.04
Second Quarter	$0.10	$0.10
Third Quarter	$0.10	$0.10
Fourth Quarter	$0.20	$0.10

Year ended December 31, 2011
First Quarter	$1.10	$0.09
Second Quarter	$1.01	$0.15
Third Quarter	$0.75	$0.11
Fourth Quarter	$0.20	$0.05

On March 29, 2012, the closing sales price of our common stock as reported on the OTCQB was $0.09 per share. As of March 29, 2012, there were 108 record holders of our common stock.

Dividends

On January 24, 2011, our board of directors declared, for stockholders of record of our common stock as of February 28, 2011, a per share dividend of (i) $0.05772 in cash and (ii) one (1) share of our common stock, subject to (a) the closing of the PHI Merger, (b) our compliance with the applicable requirements of the Delaware General Corporation Law and (c) our notification to the Financial Industry Regulatory Authority (“FINRA”) of the dividend and FINRA’s confirmation that it has received the necessary documentation to process the dividend. We satisfied all of the conditions to payment of the dividend and paid and issued such dividend on March 11, 2011.

Other than the aforementioned dividend, we have no intention of paying any cash dividends on our common stock in the foreseeable future. The declaration and payment of dividends is subject to the discretion of our board of directors and to certain limitations imposed under Delaware statutes. The timing, amount and form of dividends, if any, will depend upon, among other things, our results of operation, financial condition, cash requirements, and other factors deemed relevant by our board of directors. We intend to retain any future earnings for use in our business. Phototron has never paid dividends on its common stock.

Sales of Unregistered Securities

On March 9, 2011, we issued the PHI Merger Consideration to Phototron’s former shareholders in connection with the closing of the PHI Merger.

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

We issued two sets of warrants in October 2011. Each warrant was issued in conjunction with notes payable issued in October 2011. The first warrant was issued to Europa International, Inc., one of our stockholder (“Europa”), to purchase 500,000 shares at $0.10 per share. The stock price on the date of grant was $0.15. The Black-Scholes valuation of each warrant was determined to be $0.104 based upon volatility of 77% and a risk free rate of 1%. The second warrant was issued to W-Net to purchase 1,748,954 shares at $0.10 per share. The stock price on the date of grant was $0.08. The Black-Scholes valuation of each warrant was determined to be $0.04 based upon 77% volatility and a risk free rate of 1%. There are no re-pricing provisions or other items that would qualify either warrant as a derivative. Accordingly, the company is amortizing the value of the warrants over the life of the loan.

On November 1, 2011, we issued to Trilogy Capital Partners 180,000 shares for investor relations services that commenced in July 2011 and went through December 2011. The Company recognized $21,600 of expense based upon a stock price of $0.44.

On December 24, 2011, we issued to 20259 Ventura Blvd LP 1,884,796 shares of restricted common stock valued at $113,087. The purpose of this issuance was to buy-out the remaining lease obligations due to them. The stock price on the date of grant was $0.06 per share. Since these shares vest immediately and there is no service period, the Company expensed these shares on the date of grant. 20259 Ventura Blvd LP is an affiliate of a stockholder of our Company.

In connection with the above stock sales, we did not pay any underwriting discounts or commissions. None of the sales of securities described or referred to above was registered under the Securities Act of 1933, as amended (the “Securities Act”). Each of the purchasers was an accredited investor with whom we or one of our affiliates had a prior business relationship, and no general solicitation or advertising was used in connection with the sales. In making the sales without registration under the Securities Act, we relied upon the exemption from registration contained in Section 4(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion summarizes the significant factors affecting our operating results, financial condition and liquidity and cash flows for the periods ended December 31, 2011 and 2010. The discussion and analysis that follows should be read together with the consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this report. Management’s Discussion and Analysis of Financial Condition and Results Of Operations is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in Section 1A above – “Risk Factors.”

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

Historically, we have funded our working capital needs primarily through the sale of Phototron Units, re-order products , the issuance of short and long term promissory notes and the sale of shares of our capital stock.

Results of Operations

The Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Revenue and cost of revenue

For the year ended December 31, 2011, our revenue was $498,736 compared to $449,564 in the same period last year, an increase of $49,172 (10.9%). During 2011, we began to distribute our product by using a multi-level marketing model. Additionally, we began to distribute new products. Starting in the fourth quarter of 2011, we shifted our sales model to traditional sales, focusing on the marketing of our products to the public via the Internet and mail order channels.. The gross profit margin for the year ended December 31, 2011 was 29% compared to 50% in the same period last year. The decrease in gross profit percentage reflects higher labor, rent and manufacturing overhead costs.

General and administrative costs

General and administrative expenses for the year ended December 31, 2011 were $4,024,226 compared to $275,249 during the year ended December 31, 2010. We were a privately held company during 2010 and did not incur any of the costs associated with being a public company. Additionally, we hired additional personnel to support our expanded product development and multi-level web-based software. During the year ended December 31, 2011, we incurred $2,372,751 of expense related to the equity based compensation for employees and consultants. Much of the increase in general and administrative expenses was to build the infrastructure necessary to support our planned growth in revenue and operations.

In the third and fourth quarters of 2011, and continuing in 2012, we significantly shifted our sales strategy, re-focusing our sales and marketing efforts away from direct sales to traditional sales. This significantly reduced our general and administrative costs. We anticipate continuing to have reduced general and administrative costs as a stand-alone enterprise, however, if we conclude our transaction with SG Technologies Corp, we will need to account for the general and administrative costs of that entity. While we anticipate that we will continue to implement our cost-cutting initiatives to that enterprise, we can provide no assurance that such efforts will be accomplished successfully.

Liquidity and Capital Resources

Beginning in the first quarter of 2011 and continuing until late in the third quarter of 2011, we focused on the development and implementation of our direct sales distribution network, including the design of marketing materials, training classes, videos, software, packaging materials and websites. Furthermore, we recruited a new management team and developed new products in connection with such direct sales distribution network.

Late in the third quarter of 2011, we determined to shift our sales efforts from our direct sales distribution network to more traditional sales channels, including on or through the Internet and via mail order. In connection with such shift, management took actions to reduce our overhead costs and streamline our operations related to our direct sales distribution network. Such actions included (i) the elimination of certain positions related to our direct sales distribution network and related corporate support personnel, (ii) the termination of the lease of our corporate headquarters and the relocation of our operations into our logistics center, (iii) the elimination of duplicative overhead costs and operating expenses, (iv) the reduction of research and development expenses to minimal levels and (v) the termination of our relationship with our direct sales distribution network management team. In addition, our remaining executive officers either suspended or significantly reduced their compensation.

Beginning in the fourth quarter of 2011, and continuing in 2012, management has taken actions that have resulted in reducing our short term and long term payables. The actions we took included renegotiating such payables to lower payments and obtaining more favorable terms in connection with such payables. In addition, in April 2012, we converted certain outstanding payables into shares of our common stock. Despite these actions, unless our operations generate significant revenues and cash flows from operating activities, our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, other collaborative agreements and strategic alliances. Our management is actively engaged in seeking additional capital to fund our operations in the short to medium term and believes that such capital, when combined with revenues expected from 2012 as a result of increased product shipments, will be sufficient to sustain our operations for the next 12 months. We also intend to obtain, where appropriate, increases of the amounts available to us under existing revolving promissory notes. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term.

Additionally, we expect that, if we are able to complete the acquisition of SG Technologies Corp, we will benefit from the operations of that business and, in addition to the revenues that may be generated from that business, we may be able to access additional capital in the form of additional debt and equity financings. However, we can provide no assurance that we will be successful in any of these initiatives.

If we are unable to successfully raise the capital we need we may need to reduce the scope of our business to fully satisfy our future short-term liquidity requirements. If we cannot raise additional capital or reduce the scope of our business, we may be otherwise unable to achieve our goals or continue our operations. As discussed in Note 1 in the Notes to the Consolidated Financial Statements, we have incurred losses from operations in the prior two years and have a lack of liquidity. These factors raise substantial doubt about our ability to continue as a going concern. In addition, our auditors have included in their report on our audited financial statements at December 31, 2011 and 2010 an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. While we believe that we will be able to raise the capital we need to continue our operations, there can be no assurances that we will be successful in these efforts or will be able to resolve our liquidity issues or eliminate our operating losses.

As of December 31, 2011, we had cash of $323 and a working capital of $37,103. We have relied on funds generated through operations, through loans and through selling shares of our common stock in a series of private placements.

During the year ended December 31, 2011, we used $1,494,365 in operations compared to cash used in operations of $33,767 during the same period in the prior year. The cash used in operations during the current period reflects the loss of $4,367,154 partially offset by $1,851,151 of stock-based compensation, $521,600 of restricted stock issued for services, merger related expenses that did not require the use of cash of $430,966 and an increase in accounts payable of $86,765. These were partially offset by an increase in our inventories of $161,006. We increased our inventories in anticipation of higher revenue in future periods. However, there can be no assurances that our planned revenue growth will actually occur.

In conjunction with the PHI Merger, we paid $430,966 of reverse merger expenses and we used $40,003 to purchase property and equipment. There were no acquisitions of property and equipment in the prior period.

During the year ended December 31, 2011, we generated $1,950,616 of funds from financing activities. This includes $1,486,332, net of expenses, in proceeds from issuing 57,248,537 shares of our common stock. Additionally, we repaid two notes payable including a related party note payable in the amount of $28,000, and $22,716 on our note payable, bank. During the second quarter of 2011, we entered into a revolving line of credit with W-Net. Under the terms of the agreement, we were able borrow up to an aggregate of $150,000 and the outstanding balance included interest at the rate of 12% per annum. The note evidencing the outstanding balance was unsecured and was due on or before May 2, 2012. On August 13, 2011, the outstanding balance on this note was rolled into a new promissory note to W-Net. The initial balance on this new promissory note was $255,408. On September 27, 2011, we borrowed an additional $40,000 from W-Net. under the same terms. On October 12, 2011, the outstanding note balance plus accrued interest was converted into a senior secured promissory note payable (the “W-Net Note”). The W-Net Note was secured by substantially all of our assets and three trademarks, bears interest at the per annum rate of 12% and is due on August 22, 2012. Also in conjunction with the W-Net Note, we issued a warrant to W-Net to purchase 1,748,953 shares of our common stock at a per share price of $0.10. The warrants have a term of five years.

On October 8, 2011, we entered into a senior secured promissory note with Europa in the amount of $100,000 (the “Europa Note”). The Europa Note bears interest at the per annum rate of 12%, matures on August 22, 2012 and is secured by substantially all of our assets and three trademarks. Also in conjunction with the Europa Note, we issued a warrant to Europa to purchase 500,000 shares of our common stock at a per share price of $0.10. The warrant has a term of five years.

On December 22, 2011, we entered into a Revolving Promissory Note (the “Revolving Note”) with W-Net. Under the terms of the Revolving Note, W-Net agreed to advance to us, from time to time and at W-Net’s discretion, amounts up to an aggregate of $150,000 pursuant to requests made by us until December 31, 2012. All advances shall be paid on or before December 31, 2012 and interest shall accrue from the date of any advance on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of twelve percent (12%) per annum, compounded annually. Our obligations under the Revolving Note will accelerate, upon written notice from W-Net, upon a bankruptcy event with respect to us, any default in our payment obligations or our breach of any provision of any material agreement between us and W-Net. Upon an event of default, the Revolving Note will bear interest at the rate of 15% per annum, compounded annually. As of December 31, 2011, $75,000 was deemed outstanding under the Revolving Note.

During the quarter ended March 31, 2012, we issued 533,333 restricted shares of common stock for marketing services. These securities were issued without registration pursuant to the exemption afforded by Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.

During the quarter ending March 31, 2012, we sold 3,571,571 shares of our common stock for $125,005. These securities were issued without registration pursuant to the exemption afforded by Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.

On March 16, 2012, we entered into a Securities Purchase and Exchange Agreement (the “Securities Purchase and Exchange Agreement”) with W-Net and Europa, pursuant to which, we issued to W-Net and Europa 6% Senior Secured Convertible Notes with an aggregate principal amount of $670,128.77 in exchange for a cash purchase price of $100,000 and the cancellation and exchange of the W-Net Note, Revolving Note and the Europa Note.

Pursuant to the Securities Purchase and Exchange Agreement, we may sell and issue up to an additional $1,329,871.23 in principal amount of the notes in exchange for a cash purchase price and/or the cancellation and exchange of any promissory note issued by us, or evidencing debt assumed by us. The notes pay 6% interest per annum with a maturity date of April 15, 2015 and are secured by substantially all of our assets and three trademarks. Default interest will accrue after an event of default at an annual rate of 12%. Each note is convertible at any time into common stock at a specified conversion price, which will initially be $0.035 per share, subject to specified adjustments for certain changes in the number of outstanding shares of our common stock.

On March 30, 2012, we issued 1,000,000 shares of our common stock to Stubbs Alderton & Markiles LLP, our corporate counsel (“SAM”), in exchange for the cancellation of $35,000 of indebtedness owed by us to SAM for legal services that were previously rendered to us.

During the year ended December 31, 2010, our financing activities used $11,900, which reflects principal payments on our notes payable.

Future minimum payments under operating leases and notes payable are as follows:

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Year	5 Years
Operating leases	$122,325	$49,634	$72,691	$-	$-
Notes payable	574,759	574,759	-	-	-
Totals	$697,084	$624,393	$72,691	$-	$-

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants discuss their most “critical accounting policies” in management’s discussion and analysis of financial condition and results of operations. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations and contingencies and litigation. Management bases its estimates and judgment on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions. The following represents a summary of our critical accounting policies.

Revenue

Revenue is recognized on the sale of a product when the product is shipped, which is when the risk of loss transfers to our customers, and collection of the sale is reasonably assured. A product is not shipped without an order from the customer and the completion of credit acceptance procedures. As substantially all sales are cash or credit card sales we did not maintain a reserve for bad debt as of December 31, 2011 or December 31, 2010.

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

Stock-Based Compensation

We periodically issue stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. We account for stock option and warrant grants issued and vesting to employees based on current accounting guidance, whereby the award is measured at its fair value at the date of grant and is amortized ratably over the vesting period. We account for stock option and warrant grants issued and vesting to non-employees based on current accounting guidance, whereby the fair value of the stock compensation is based on the measurement date as determined at either (i) the date at which a performance commitment is reached, or (ii) at the date at which the necessary performance to earn the equity instrument is complete.

We estimate the fair value of stock options using the Black-Scholes-Merton option-pricing model, which was developed for use in estimating the fair value of options that have no vesting restrictions and are fully transferable. This model requires the input of subjective assumptions, including the expected price volatility of the underlying stock and the expected life of stock options. Projected data related to the expected volatility of stock options is based on the historical volatility of the trading prices of our common stock and the expected life of stock options is based upon the average term and vesting schedules of the options. Changes in these subjective assumptions can materially affect the fair value of the estimate, and therefore the existing valuation models do not provide a precise measure of the fair value of our employee stock options.

Derivative Financial Instruments

We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, we use both the Black-Scholes-Merton and Binomial option pricing models to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-4, which amends the Fair Value Measurements Topic of the Accounting Standards Codification (ASC) to help achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The ASU is effective for interim and annual periods beginning after December 15, 2011. We will adopt the ASU as required. The ASU will affect our fair value disclosures, but will not affect the Company’s results of operations, financial condition or liquidity.

In June 2011, the FASB issued ASU No. 2011-5, which amends the Comprehensive Income Topic of the ASC. The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011. We will adopt the ASU as required. It will have no affect on our results of operations, financial condition or liquidity.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, an update to existing guidance on the assessment of goodwill impairment. This update simplifies the assessment of goodwill for impairment by allowing companies to consider qualitative factors to determine whether it is more likely or not that the fair value of a reporting unit is less than its carrying amount before performing the two step impairment review process. It also amends the examples of events or circumstances that would be considered in a goodwill impairment evaluation. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We are currently evaluating the effects adoption of ASU 2011-08 may have on its goodwill impairment testing.

ITEM 7A. QUANTITATIVE AND QUALITITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Phototron Holdings Inc.

We have audited the accompanying consolidated balance sheets of Phototron Holdings Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that we considered appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Phototron Holdings Inc. and subsidiaries as of December 31, 2011 and 2010 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring operating losses and negative operating cash flows since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

/s/ Weinberg & Company, P.A.

WEINBERG & COMPANY, P.A.

Los Angeles, California

April 4, 2012

PHOTOTRON HOLDINGS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2011	2010
ASSETS

Current Assets
Cash	$323	$15,042
Inventories	214,599	53,593
Prepaid expenses and other current assets	30,000	2,085

Total current assets	244,922	70,720

Property and equipment, net	30,743	—

Lease deposit	12,535	3,360

Total Assets	$288,200	$74,080

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$162,860	$76,095
Accrued liabilities	7,265	7,181
Notes payable	—	22,716
Notes payable, related party	37,694	64,000

Total current liabilities	207,819	169,992
Notes payable, related party, net of discount and current portion	438,486	—
Total liabilities	646,305	169,992

Commitments and contingencies

Stockholders' deficiency
Common stock, $0.0001 par value; 1,000,000,000 and 200,000,000 shares authorized; respectively;
147,238,479 and 78,372,884 shares issued and outstanding, respectively	14,723	7,837
Additional paid-in capital	4,091,238	(6,837)
Accumulated deficit	(4,464,066)	(96,912)

Total stockholders' deficiency	(358,105)	(95,912)

Total Liabilities and Stockholders' Deficiency	$288,200	$74,080

See accompanying notes to consolidated financial statements.

PHOTOTRON HOLDINGS INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the years ended December 31, 2011 and 2010

	Years Ended December 31,
	2011	2010

Revenue	$498,736	$449,564

Cost of goods sold	352,481	223,126

Gross profit	146,255	226,438

General and administrative expenses	4,024,226	275,249

Loss from operations	(3,877,971)	(48,811)

Other expenses
Reverse merger expenses	(430,966)	—
Interest expense, net	(58,217)	(2,690)
Net loss	$(4,367,154)	$(51,501)

Net loss per share - basic and diluted	$(0.03)	$(0.00)

Weighted average shares outstanding -
basic and diluted	137,158,752	78,372,884

See accompanying notes to consolidated financial statements.

PHOTOTRON HOLDINGS INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Deficiency

Years Ended December 31, 2011 and 2010

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, December 31, 2009	78,372,884	$7,837	$(6,837)	$(45,411)	$(44,411)
Net loss				(51,501)	(51,501)
Balance, December 31, 2010	78,372,884	7,837	(6,837)	(96,912)	(95,912)
Common stock issued for cash	57,248,537	5,725	1,480,607	—	1,486,332
Shares issued upon reverse merger	8,662,262	866	(866)	—	—
Fair value of vested stock options	—	—	1,851,151	—	1,851,151
Fair value of stock issued for services	1,070,000	107	521,493	—	521,600

Fair value of stock issued to related party for termination of lease	1,884,796	188	112,899		113,087

Fair value of Warrants issued to related party in connection with notes payable	—	—	132,791	—	132,791
Net loss	—	—	—	(4,367,154)	(4,367,154)
Balance, December 31, 2011	147,238,479	$14,723	$4,091,238	$(4,464,066)	$(358,105)

See accompanying notes to consolidated financial statements.

PHOTOTRON HOLDINGS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2011 and 2010

	For the Years Ended December 31,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(4,367,154)	$(51,501)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	9,260	—
Fair value of vested options	1,851,151	—
Fair value of restricted stock issuances for services and lease termination	634,687	—
Merger related expenses	430,966	—
Amortization of debt discount	34,213	—
Changes in operating assets and liabilities:
Inventories	(161,006)	(32,946)
Prepaid expenses and other current assets	(27,915)	(1,953)
Lease deposits	(9,175)	—
Accounts payable	86,765	58,184
Accrued liabilities	84	(5,551)
Interest added to notes payable principal	23,759	—

Net cash used in operating activities	(1,494,365)	(33,767)

Cash Flows from Investing Activities:
Cash paid in reverse merger	(430,966)	—
Purchase of property and equipment	(40,004)	—
Net cash used in investing activities	(470,970)	—

Cash Flows from Financing Activities:
Principal payments on notes payable	(22,716)	(31,900)
Proceeds from related party notes payable	515,000	20,000
Principal payments on related party notes payable	(28,000)	—
Proceeds from issuance of common stock	1,486,332	—

Net cash provided by (used in) financing activities	1,950,616	(11,900)

Net decrease in cash	(14,719)	(45,667)

Cash Beginning of Year	15,042	60,709

Cash End of Year	$323	$15,042

Supplemental disclosure of cash flow information: Cash paid for interest	$6,036	$3,057

Noncash investing and financing activities Warrants issued for debt discount	$132,791	$—

See accompanying notes to consolidated financial statements.

PHOTOTRON HOLDINGS INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2011 and 2010

NOTE 1 - ORGANIZATION

Reverse Merger

Phototron, Inc. (“Phototron”) was incorporated in California in 2002. On February 14, 2011, Phototron entered into an Agreement and Plan of Merger (“PHI Merger Agreement”) with PHI Merger Corporation, a California corporation (“PHI MergerCo”) and wholly-owned subsidiary of Phototron Holdings, Inc. (“we,” “us,” “our” and “our company”). The closing (the “PHI Closing”) of the transactions contemplated by the PHI Merger Agreement (the “PHI Merger”) occurred on March 9, 2011. At the PHI Closing, (i) PHI MergerCo was merged with and into Phototron; (ii) Phototron became our wholly-owned subsidiary; (iii) all of Phototron’s shares and options outstanding prior to the PHI Merger were exchanged (or assumed, in the case of options) for comparable securities of our company; and (iv) 95% of our fully-diluted shares were owned by Phototron’s former shareholders and option holders. At the PHI Closing, we issued a total of 130,621,421 shares of our common stock to Phototron’s former shareholders, in exchange for the 1,666,666 shares of Phototron’s common stock outstanding prior to the PHI Merger. Upon the effectiveness of the PHI Merger, 8,662,262 shares of our common stock were maintained by our existing stockholders.

Since former holders of Phototron’s common stock and options to purchase common stock owned, after the PHI Merger, approximately 95% of our fully-diluted shares of common stock, and as a result of certain other factors, including that all members of our executive management are members of Phototron’s management, Phototron is deemed to be the acquiring company and we are deemed to be the legal acquirer for accounting purposes, and the PHI Merger was accounted for as a reverse merger and a recapitalization in accordance with generally accepted accounting principles in the United States (“GAAP). The accompanying consolidated financial statements of Phototron Holdings, Inc. and subsidiaries (“we,” “us, “our” and “our company”) reflect the historical activity of Phototron, and the historical stockholders’ equity of Phototron has been retroactively restated for the equivalent number of shares received in the exchange after giving effect to the differences in par value offset to additional paid-in capital. In connection with the PHI Merger Agreement, Phototron is deemed to have issued an additional 8,662,262 shares of common stock to our stockholders existing prior to the PHI Merger. Reverse merger costs of $430,966 include net liabilities of $124,901 assumed upon the reverse merger, the payment by Phototron of a $249,993 dividend to our stockholders existing prior to the PHI Merger upon the consummation of the PHI Merger and legal fees of $56,072. These costs have been reflected as costs of the PHI Merger in the 2011 statement of operations.

As a result of the PHI Merger, we are solely engaged in Phototron’s business, Phototron’s officers became our officers and Phototron’s directors became our directors. In connection with the PHI Merger, we changed our name from Catalyst Lighting Group, Inc. to Phototron Holdings, Inc., on March 9, 2011. We design and manufacture indoor mini-greenhouses (“Phototron Units”) capable of growing almost any herb, vegetable, flower, fruit or terrestrial plant better, stronger and faster than traditional farming methods. We also formulate and sell horticultural seeds, mineral nutrient solutions, growing mediums and germination kits to facilitate hydroponic gardening through the use of our Phototron Units, in addition to replacement parts for our Phototron Units to facilitate moderate customization. We market our products under the Phototron brand name.

A condition to the closing of the PHI Merger was Phototron’s consummation of a financing transaction generating gross proceeds to Phototron of $999,989 in exchange for 666,666 shares of Phototron’s common stock. Those shares were exchanged in the PHI Merger for 52,248,537 shares of our common stock. The sale of Phototron’s common stock was conducted through agents and closed concurrently with the signing of the PHI Merger Agreement.

On October 26, 2011, the stockholders entitled to notice about the actions authorizing: (i) the amendment of our certificate of incorporation to increase the number of authorized shares of common stock from 200,000,000 to 1,000,000,000; and (ii) the adoption of our 2011 Stock Incentive Plan.

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2011, we had a net loss of $4,367,154 and used cash in operations of $1,494,365. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s 2011 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We have relied on funds generated from operations and on the sale of our common stock to fund operations. During the year ended December 31, 2011, we raised proceeds of $1,486,332, net of $13,657 of offering costs, through the sale of 57,248,537 shares (after giving effect to the share restatement associated with the reverse merger) of common stock. We believe the cash on hand and the forecasted cash flow from operations will be sufficient to continue operations through the second quarter of 2012.

Beginning in the fourth quarter of 2011, and continuing in 2012, management has taken actions that have resulted in reducing our short term and long term payables. The actions we took included renegotiating such payables to lower payments and obtaining more favorable terms in connection with such payables. In addition, in April 2012, we converted certain outstanding payables into shares of our common stock. Despite these actions, unless our operations generate significant revenues and cash flows from operating activities, our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, other collaborative agreements and strategic alliances. Our management is actively engaged in seeking additional capital to fund our operations in the short to medium term and believes that such capital, when combined with revenues expected from 2012 as a result of increased product shipments, will be sufficient to sustain our operations for the next 12 months. We also intend to obtain, where appropriate, increases of the amounts available to us under existing revolving promissory notes. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term.

During the quarter ending March 31, 2012, the Company borrowed an additional $158,000 and sold 3,571,571 shares of our common stock for $125,005. These securities were issued without registration pursuant to the exemption afforded by Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering (See Note 9).

NOTE 2 -BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding our consolidated financial statements. Such financial statements and accompanying notes are the representation of our management, who are responsible for their integrity and objectivity.

Use of Estimates

In preparing these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates and assumptions included in our consolidated financial statements relate to the valuation of long-lived assets, estimates of sales returns, inventory reserves and accruals for potential liabilities, and valuation assumptions related to equity instruments and share based payments.

Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of less than three months at the date of purchase to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market and are accounted for on a first-in, first-out basis. Management analyzes historical and prospective sales data to estimate obsolescence. We did not record any reserve for obsolescence during the years ended December 31, 2011 and 2010.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method based on the estimated useful lives (generally three to five years) of the related assets. Leasehold improvements are amortized over the life of the lease. Management continuously monitors and evaluates the realizability of recorded long-lived assets to determine whether their carrying values have been impaired. We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the nondiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. Any impairment loss is measured by comparing the fair value of the asset to its carrying amount. Repairs and maintenance costs are expensed as incurred. Based upon management’s assessment, there were no indications of impairment at December 31, 2011 or December 31, 2010.

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

Revenue

Revenue is recognized on the sale of a product when the product is shipped, which is when the risk of loss transfers to our customers, and collection of the sale is reasonably assured. A product is not shipped without an order from the customer and the completion of credit acceptance procedures. As substantially all sales are cash or credit card sales we did not maintain a reserve for bad debt as of December 31, 2011 or December 31, 2010.

Sales Returns

We allow customers to return defective products when they meet certain established criteria as outlined in our sales terms and conditions. It is our practice to regularly review and revise, when deemed necessary, our estimates of sales returns, which are based primarily on actual historical return rates. We record estimated sales returns as reductions to sales, cost of sales, and accounts receivable and an increase to inventory. Returned products which are recorded as inventory are valued based upon the amount we expect to realize upon its subsequent disposition. As of December 31, 2011 and December 31, 2010, there was no reserve for sales returns, which are minimal based upon our historical experience.

Warranty Costs

Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based, in part, on historical experience. As of December 31, 2011 and December 31, 2010, there was no warranty reserve required.

Shipping and Handling Fees and Cost

For the years ended December 31, 2011 and 2010, shipping and handling fees billed to customers of $54,380 and $65,970, respectively, were included in revenues.

For the years ended December 31, 2011 and 2010, shipping and handling costs of $75,418 and $45,950, respectively, were included in cost of goods sold.

Advertising Costs

Advertising costs are expensed as incurred and are included in general and administrative expenses in the amount of $78,786 and $39,251, for the years ended December 31, 2011 and 2010, respectively.

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

The potentially dilutive securities consisted of the following as of:

	December 31, 2011	December 31, 2010

Stock options	30,861,086	—
Stock warrants	2,248,953	—
	33,110,039	—

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

NOTE 3 – INVENTORIES

Inventories are comprised of the following as of:

	December 31, 2011	December 31, 2010
Parts	$204,106	$50,683
Work in Process	—	2,532
Finished Goods	10,493	378
	$214,599	$53,593

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of:

	December 31, 2011	December 31, 2010
Machinery and equipment	$6,612	$—
Furniture and fixtures	8,116	—
Computer equipment	7,955	—
Leasehold improvements	17,320	—
	40,003	—
Less accumulated depreciation	(9,260)	—
	$30,743	$—

Depreciation expense for the years ended December 31, 2011 and 2010 was $9,260 and nil respectively.

NOTE 5 – NOTES PAYABLE

Notes payable consists of the following as of:

	December 31, 2011	December 31, 2010
Note payable to W-Net Fund L.L.P, a related party, secured by substantially all of our assets and three trademarks. The note, including interest at the per annum rate of 12%, is due on August 12, 2012. As additional consideration for the note, W-Net Fund received a warrant to acquire 1,748,953 shares of common stock. The warrants are exercisable for 5 years at an exercise price of $0.10 per share (See Note 9). .	$359,402	$-
Revolving Promissory Note payable to W-Net Fund I, L.P. (“W-Net”), a related party. Under the terms of the Revolving Note, W-Net agreed to advance to us, from time to time and at W-Net’s discretion, amounts up to an aggregate of $150,000 pursuant to requests made us until December 31, 2012. All advances shall be paid on or before December 31, 2012 and interest shall accrue from the date of any advance on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of twelve percent (12%) per annum, compounded annually. The Company’s obligations under the Revolving Note will accelerate, upon written notice from W-Net, upon a bankruptcy event with respect to the Company, any default in the Company’s payment obligations or the Company’s breach of any provision of any material agreement between the Company and W-Net. Upon an event of default, the Revolving Note will bear interest at the rate of 15% per annum, compounded annually (See Note 9).	75,000
Note payable to Europa Inc, a related party, secured by substantially all of our assets and three trademarks. The note, including interest at the per annum rate of 12%, is due on August 12, 2012. As additional consideration for the note, Europa received a warrant to acquire 500,000 shares of common stock. The warrants are exercisable for 5 years at an exercise price of $0.10 per share (See Note 9).	102,663
Notes payable to a bank, secured by our personal property, due in monthly principal and interest payments of $2,913 through August 2011, including interest at a per annum rate of 7.5%. The notes were paid in full during the year ended December 31, 2011.	-	22,716
Notes payable to a stockholder, unsecured, bearing interest at 8% per annum and due on demand. The notes were paid in full during the year ended December 31, 2011.	-	20,000
Note payable to our former Chief Financial Officer. As of December 31, 2010, this note was unsecured, non-interest bearing and due on demand. On August 23, 2011, the note was modified to provide interest at the per annum rate of 12% and payments of principal and interest in the amount of $4,000 per month. All unpaid amounts are due on August 22, 2012. The note is secured by three trademarks and substantially all of our assets.	37,694	44,000

Notes Payable`	574,759	86,716
Debt Discount (1)	(98,579)		-
Total	$476,180	$86,716

(1)   The aggregate fair value of the warrants issued to W-Net Fund and Europa discussed above was determined to be $132,791. The fair value was determined using the black scholes option pricing model using the following assumptions: Risk-free interest rate - 1.00%; Expected dividend yield - None; Expected life - 5 years, and; Expected volatility - 77%. The Company recorded the fair value of the warrants as debt discount upon issuance, and is amortizing the cost over the life of the notes. During the year ended December 31, 2011, the Company recorded amortization of $34,213 related to the amortization of the discount, and the unamortized discount at December 31, 2011 was $98,579.

For the purposes of balance sheet presentation notes payable have been grouped as follows:

	December 31, 2011	December 31, 2010
Notes payable	$—	$22,716
Notes payable, related party - current	37,694	64,000
Notes payable, related party – long term	438,486	—
	$476,180	$86,716

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Operating Leases

Phototron leased office and warehouse facilities under a lease with an initial term ending on December 31, 2007, with an automatic 3 year extension to December 31, 2010, requiring monthly payments of $3,554. In January 2011, the lease term expired and Phototron rented the facility on a month-to-month basis. In February 2011, we entered into a new lease for office facilities. The landlord, 20259 Ventura Blvd LP is an affiliate of a stockholder of our company. The terms of the lease provided for monthly rental expense of $8,066 with annual cost of living adjustments. The lease expired in January 2014. On December 24, 2011, we issued to 20259 Ventura Blvd LP 1,884,796 shares of restricted common stock valued at $113,087. The purpose of this grant was to buy-out the remaining lease at this facility. The stock price on the date of grant was $0.06 per share. Since these shares vest immediately and there is no service period, the Company expensed these shares on the date of grant.

In May 2011, we entered into a new lease for our warehouse facility. The terms of the new lease provide for monthly rental expense of $4,065 and a lease term of 13 months. The new lease expires in May 2012. We renewed the lease for an additional two years.

Rent expense was $211,285 and $42,642 for the years ended December 31, 2011 and 2010 respectively.

Future minimum rental payments for each of the remaining years are as follows:

Years Ending December 31,
2012	$49,634
2013	51,126
2014	21,565
2015	—
Total	$122,325

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

On November 1, 2011, we issued to Trilogy Capital Partners 180,000 shares for investor relations services that commenced in July 2011 and went through December 2011. The Company recognized $21,600 of expense based upon a stock price of $0.12 based upon the trading price on the date the shares were issued.

On December 24, 2011, we issued to 20259 Ventura Blvd LP 1,884,796 shares of restricted common stock valued at $113,088. The purpose of this issuance was to buy-out the remaining lease obligation. The stock price on the date of grant was $0.06 per share. Since these shares vest immediately and there is no service period, the Company expensed these shares on the date of grant. 20259 Ventura Blvd LP is an affiliate of a stockholder of our Company.

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

On February 14, 2011, Phototron amended the 2010 Plan. The amendment increased the number of shares reserved by the 2010 Plan from 333,333 to 433,333 shares of Phototron’s common stock (26,124,268 to 33,961,557 shares of our common stock accounting for the exchange ratio in the PHI Merger) and increased the number of shares that may be granted to any participant from 200,000 to 250,000 (15,674,577 to 19,593,221 shares of our common stock accounting for the exchange ratio in the PHI Merger).

Concurrent with the February 14, 2011 amendment to the 2010 Plan, Phototron issued options to purchase 333,333 shares of Phototron’s common stock to its directors and officers, which, after assumption in the PHI Merger, now entitle such officers and directors to purchase 26,124,268 shares of our common stock, and options to purchase 100,000 shares of Phototron’s common stock to certain of its employees and consultants, which, after assumption in the PHI Merger, now entitle such holders to purchase 7,837,289 shares of our common stock. All of the options have an exercise price of approximately $0.02 per share, which was management’s estimate of the fair value of the common stock on the date of grant, and a ten-year term. The options granted to directors and officers vest one-half upon issuance and one-half on the one year anniversary. All other options vested immediately upon issuance.

Included in the options issued above were 16,719,522 options issued to Craig Ellins, our Executive Chairman, and 4,702,373 options issued to Brian B. Sagheb, our former Chief Executive Officer, Chief Financial Officer and Secretary. The options were valued in the aggregate at $270,326 at the date of grant based on a black scholes option pricing model. On October 26, 2011, Craig Ellins agreed to terminate without consideration options to purchase 10,719,522 shares of our common stock and Brian B. Sagheb agreed to terminate without consideration options to purchase 1,175,593 shares of our common stock. During the year, the Company recognized compensation costs of $148,144 on the options that vested.

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

On May 20, 2011, we issued 11,500,000 stock options with an exercise price of $0.25 per share to three of our employees that were to vest monthly over terms ranging from two to three years. The options were valued in the aggregate at $1,911,960 at the date of grant based on a black scholes option pricing model. During the year two of the employees were terminated, and their unvested options were forfeited. The other employee entered into a termination of Services Agreement whereby accelerating the vesting of his unvested options. During the year, the Company recognized compensation costs of $958,128 on the options that vested.

On September 22, 2011 we issued 5,000,000 stock options to an employee at an exercise price of $0.13 per share. The options vest over two years, have a ten-year term, and were valued $417,000 on the date of grant based on a black scholes option pricing model. .During the year, the Company recognized compensation costs of $233,924 on the options that vested.

During the year ended December 31, 2011, we issued 5,000,000 stock options to outside consultants. The options have an exercise price of $0.31 per share, which was the stock price on the date of grant and a ten-year term. One-half of these stock options vested upon issuance and the remainder vest in periods of up to two years from the grant date. These options were subsequently cancelled as of December 31, 2011. During the year, the Company recognized compensation costs of $364,833 on the options that vested.

The weighted average grant date fair value of the stock options granted during the year ended December 31, 2011 was $0.068. The total stock based compensation recognized on our statement of operations for the year ended December 31, 2011 was $1,851,151. As of December 31, 2011, the aggregate value of unvested stock options was $192,848, which will vest over an average period of approximately ten months.

Fair value was estimated at the date of grant using the Black-Scholes option pricing model, with the following weighted average assumptions:

Year Ended December 31, 2011
Risk-free interest rate	3.34%
Expected dividend yield	None
Expected life	5.21 years
Expected volatility	77%

The following table summarizes stock option activity for our company during the years ended December 31, 2011 and 2010:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding December 31, 2010	—	$—	—	$—

Granted	55,461,557	0.10	—	—

Exercised	—	—	—	—

Forfeited or expired	(24,600,471)	0.14	—	—

Outstanding December 31, 2011	30,861,086	$0.07	5.81	$2,898,302

Vested or expected to vest at December 31, 2011	25,146,808	$0.07	5.11	$2,392,544

The aggregate intrinsic value was calculated as the difference between the market price and the exercise price of our common stock, which was $0.15 as of December 31, 2011.

A summary of the status of our nonvested shares granted under our stock option plan as of December 31, 2011 and changes during the year then ended is presented below:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2010	—	$—
Granted	55,461,557	$0.07
Vested	(32,068,921)	$0.06
Forfeited	(17,660,355)	$0.09
Nonvested at December 31, 2011	5,714,281	$0.04

Warrants

The following table summarizes warrant activity for our company during the years ended December 31, 2011 and 2010:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding December 31, 2010	-	$-	-	$-

Issued	2,248,954	0.10	-	-

Outstanding December 31, 2011	2,248,954	$0.10	4.75	$22,490

The aggregate intrinsic value was calculated as the difference between the market price and the exercise price of our common stock, which was $0.15 as of December 31, 2011.

On October 8, 2011, in connection with the issuance of the Europa Note (Note 5), we also issued to Europa a Common Stock Purchase Warrant to purchase 500,000 shares of our common stock, at a per share price of $0.10, with a term of five years. Europa is an affiliate of a stockholder of our company.

On October 12, 2011, in connection with the issuance of the W-Net Note (Note5 ), we also issued to W-Net a Common Stock Purchase Warrant to purchase 1,748,954 shares of our common stock, at a per share price of $0.10, with a term of five years. W-Net is an affiliate of a stockholder of our company.

NOTE 8 – INCOME TAXES

At December 31, 2011, we had available federal and state net operating loss carryforwards to reduce future taxable income. The amounts available were approximately $1,900,000 for federal purposes. The federal carryforward expires in 2030. Given our history of net operating losses, management has determined that it is more likely than not we will not be able to realize the tax benefit of the carryforwards. Accordingly, our company has not recognized a deferred tax asset for this benefit.

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

Significant components of our deferred income tax assets are as follows as of:

	December 31, 2011	December 31, 2010
Deferred income tax asset:

Net operating loss carry forward	$739,000	$21,000

Valuation allowance	(739,000)	(21,000)

Net deferred income tax asset	$—	$—

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	Years Ended
	December 31,
	2011	2010
Federal Statutory tax rate	(34%)	(34%)

State tax, net of federal benefit	(5%)	(5%)

Change in valuation	(39%)	(39%)

Allowance	39%	39%

Effective tax rate	-%	-%

NOTE 9 – SUBSEQUENT EVENTS

Agreement and Plan of Merger

On March 21, 2012, we entered into an Agreement and Plan of Merger (the “SGT Merger Agreement”) with SGT Merger Corporation, a Nevada corporation and our wholly-owned subsidiary (“SGT MergerCo”), SG Technologies Corp (“SGT”), Sterling C. Scott (the “SGT Representative”), and W-Net Fund I, L.P., a Delaware limited partnership and holder of more than 5% of our common stock (the “Investor Representative”).

Under the SGT Merger Agreement, if all conditions are satisfied or waived: (i) SGT MergerCo will be merged with and into SGT (the “Surviving Corporation”); (ii) SGT will become our wholly-owned subsidiary; (iii) all SGT shares of common stock will be exchanged for shares of our common stock and shares of a new series of our preferred stock, which will be designated Series A Preferred Stock (the “Series A Preferred Stock”), and have the rights, preferences, privileges and restrictions set forth in the Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock (the “Certificate of Designation”) which will be filed with the Delaware Secretary of State prior to the consummation of the merger; and (iv) 157,000,000 shares of our common stock, and, subject to the terms of the SGT Merger Agreement, 3,000,000 shares of Series A Preferred Stock will be owned by SGT’s stockholders (the “SGT Merger”).

Pursuant to the Certificate of Designation, each share of Series A Preferred Stock will convert into twenty-three shares of our common stock on the earlier of (i) the date agreed to by the holders of a majority of the shares of Series A Preferred Stock and the Investor Representative and (b) the eighteen-month anniversary of the closing of the SGT Merger (the “SGT Closing”).

Pursuant to the SGT Merger, approximately 785,000 shares of our common stock and 15,000 shares of Series A Preferred Stock will be issued for each outstanding share of SGT common stock. Pursuant to the SGT Merger Agreement, at the SGT Closing, the shares of Series A Preferred Stock will be held in escrow, pursuant to an escrow agreement which will be entered into prior to the SGT Closing, pending the achievement by the Surviving Corporation of the financial milestones described in the SGT Merger Agreement. If the Surviving Corporation achieves such financial milestones, the Series A Preferred Stock will be released from escrow and delivered to the SGT stockholders. If the Surviving Corporation fails to achieve such financial milestones, the Series A Preferred Stock will be released from escrow, delivered to us, and cancelled.

In connection with the SGT Merger Agreement, we will enter into a voting agreement, pursuant to which, among other things, the SGT stockholders, the Investor Representative and Europa International Inc., a Delaware corporation and current holder of our common stock (“Europa”), will agree to vote the shares of our capital stock held by such stockholders to elect the following persons to our board of directors (the “Board”):

·        three persons designated by the SGT Representative (the “SGT Directors”), one of which must be an independent director, which persons shall initially be Sterling C. Scott, with two seats remaining vacant, for so long as the SGT stockholders or any of their affiliates continue to own beneficially shares of our common stock; and

·        two persons designated by the Investor Representative, one of which must be an independent director, which persons shall initially be Craig Ellins, with one seat remaining vacant, for so long as the Investor Representative, Europa or any of their affiliates continue to own beneficially shares of our common stock.

Pursuant to the SGT Merger Agreement, effective as of the SGT Closing, (a) the authorized number of directors on the Board will be increased to five, (b) Todd Denkin will resign from the Board and (c) Sterling C. Scott will be elected to the Board to fill one of the vacancies thereon.

After the SGT Closing, the two remaining SGT Directors will be appointed to the Board (the “Remaining SGT Directors”). The appointment of the Remaining SGT Directors will be subject to applicable regulatory requirements, including the preparation, filing and distribution to our stockholders of a Schedule 14(f)-1 information statement, and the completion of the requisite waiting period following such filing and distribution.

Pursuant to the SGT Merger Agreement, at the SGT Closing, Sterling C. Scott will become the Executive Chairman of the Board and our Chief Executive Officer, President, Chief Financial Officer and Secretary, and Craig Ellins will become the Vice Chairman of the Board.

In the SGT Merger Agreement, SGT and our company have each made standard and customary representations and warranties to each other, and standard covenants regarding the conduct of our respective operations pending the SGT Closing. Our obligations to consummate the SGT Merger are subject to certain conditions, any of which may be waived.

Conditions to either side closing include, without limitation:

•        No temporary restraining order, preliminary or permanent injunction or other order issued by any court of competent jurisdiction or other legal restraint or prohibition preventing the consummation of the SGT Merger shall be in effect; and

•        Since the date of the SGT Merger Agreement, there shall have been no event(s) that could reasonably be expected to have a material adverse effect on the other party.

Our obligation to close the SGT Merger will be subject to the further conditions that, without limitation:

•        The SGT Merger shall have been approved by the holders of a majority of SGT’s outstanding shares of common stock; and

•        No SGT stockholder shall have demanded or be entitled to exercise statutory dissenters’ rights with respect to the SGT Merger.

•        Our company and SGT have each agreed to continue to operate our respective businesses in the ordinary course prior to the SGT Merger. We anticipate that the SGT Merger will close within the next week.

The SGT Merger Agreement may be terminated as follows: (i) by mutual written consent, (ii) by either party if any governmental entity shall have issued an order or taken any other action permanently enjoining or prohibiting the SGT Merger, and such order shall have become final and nonappealable, (iii) by either party if the SGT Merger is not consummated by April 30, 2012 (other than as a result of the failure of the party seeking to terminate to perform its obligations), (iv) by either party if an event having a material adverse effect on the other party shall have occurred, or (v) by either party if the other is in material breach of any representation, warranty, covenant or agreement. In the event of termination, both parties are responsible for their expenses.

Our Board has approved the SGT Merger Agreement and the transactions contemplated thereunder. The board of directors of SGT and the holders of a majority of the outstanding shares of SGT’s common stock have approved the SGT Merger Agreement and the transactions contemplated thereunder.

SGT is the leading North American manufacturer of hi-powered LED (Light Emitting Diode) grow light products for indoor horticulture, sold under the brand name “Stealth Grow LED”. SGT provides United States engineered, energy efficient and “green” technology for healthy and abundant indoor gardening. SGT’s LED products are available through more than 2,500 hydroponic retailers, and on-line resellers in the United States and Canada. SGT believes that its LED products will be available in European Community retailers in late Spring 2012.

Securities Purchase and Exchange Agreement

Subsequant to December 31, 2011, we borrowed an additional $150,000 under our existing note agreements.

On March 16, 2012, we entered into a Securities Purchase and Exchange Agreement (the “Securities Purchase and Exchange Agreement”) with the Investor Representative and Europa, pursuant to which, we issued to the W-Net Fund and Europa 6% Senior Secured Convertible Notes (the “Notes”) with an aggregate principal amount of $670,128.77 in exchange for a cash purchase price of $100,000 and the cancellation and exchange of (i) that certain Senior Secured Promissory Note, dated October 8, 2011, issued to Europa in the original principal amount of $100,000 and (ii) that certain Senior Secured Promissory Note, dated October 12, 2011, to the Investor Representative in the original principal amount of $349,790.68, and (iii) the revolving promissory note payable to W-Net Fund.

Pursuant to the Securities Purchase and Exchange Agreement, we may sell and issue up to an additional $1,329,871.23 in principal amount of the Notes in exchange for a cash purchase price and/or the cancellation and exchange of any promissory note issued by us, or evidencing debt assumed by us.

The Notes pay 6% interest per annum with a maturity date of April 15, 2015 and are secured by substantially all of our assets and three trademarks. No cash interest payments are required, except that accrued and unconverted interest shall be due on the maturity date and on each conversion date with respect to the principal amount being converted, provided that such interest may be added to and included with the principal amount being converted. If there is an uncured event of default under the Notes, the holder of each Note may declare the entire principal and accrued interest amount immediately due and payable. Default interest will accrue after an event of default at an annual rate of 12%. The Notes may be prepaid by us at any time upon ten days’ prior written notice to the holders of the Notes, and the Notes may not be forced by us to be converted.

Each Note is convertible at any time into common stock at a specified conversion price, which will initially be $0.035 per share. The Note conversion price will be subject to specified adjustments for certain changes in the number of outstanding shares of our common stock, including conversions or exchanges of such. If additional shares of our capital stock are issued, except in specified exempt issuances, for consideration which is less than the then existing Note conversion price (a “Dilutive Issuance”), then such conversion price would be subject to a “full ratchet” adjustment that generally reduces the conversion price to equal the price in the Dilutive Issuance, regardless of the size of the Dilutive Issuance.

The Notes will greatly restrict the ability of our company or our subsidiaries to grant liens on our or their respective assets without the Note holders’ consent.

Issuances of Common Stock

On December 15, 2011, we entered into a Domain Name License Agreement for the exclusive rights to various domain names in connection with our internet business for a period of 3 years. We shall pay a license fee equal to 333,333 shares of common stock per year. On January 10, 2012, we issued the shares relating to the first year of the license fee and valued those shares at $11,667, the stock price on the date of issuance.

Subsequent to year-end, we entered into an offering for the private placement of up to 50,000,000 shares of common stock at $0.035 per share. We issued 3,571,571 shares of common stock at gross proceeds of $125,000 subsequent to year-end.

Subsequent to year-end, we issued 200,000 restricted shares of common stock for marketing services valued at $7,000.

On March 30, 2012, we issued 1,000,000 shares of our common stock to Stubbs Alderton & Markiles LLP, our corporate counsel (“SAM”), in exchange for the cancellation of $35,000 of indebtedness owed by us to SAM for legal services that were previously rendered to us.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who serves as our principal executive officer and our Chief Financial officer, who serves as our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.

As of December 31, 2011, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2011, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act and for assessing the effectiveness of internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on the results of this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names, ages and positions of our current executive officers and directors. All directors serve until the next annual meeting of stockholders or until their successors are elected and qualified. Officers are appointed by our board of directors and their terms of office are, except to the extent governed by an employment contract, at the discretion of our board of directors.

Name	Age	Position
Craig Ellins	58	Chief Executive Officer, President, Chief Financial Officer, Secretary and Director
Todd Denkin	47	Director

Biographical Information

Craig Ellins. From being a pioneer in companies offering 24-hour live shopping networks, to developing one of the internet’s first streaming video business opportunities, Mr. Ellins has spent more than 30 years discovering emerging trends and creating start-ups. He began his career by launching ACC, a chain of auto smog check centers. During that time, he created CVR - the first network connecting multiple DMV databases to smog check facilities. It’s a system that’s still in use today. Mr. Ellins sold CVR to ADP and served as an officer at the company. He went on to serve as head of Business Development at Fingerhut Corporation. Then in 1995, he turned his attention to the internet and created helloNetwork, Inc. - pioneering live and on-demand streaming video. helloNetwork was named the Nevada e-Company of the year and was featured on the cover of the New York Times. Following that success, Mr. Ellins launched VMdirect and helloWorld – the first online streaming video company to offer a home-based business opportunity. Mr. Ellins served as CEO from 2001 to 2008 and grew the company to a value of over $200 million. Mr. Ellins’ past experience in the direct sales industry, including executive experience at a public direct sales company, led to the conclusion that Mr. Ellins should serve on our board of directors in light of our proposed business and structure.

Todd Denkin. Mr. Denkin has more than a decade of networking and marketing experience. He is a 30-year veteran of the TV and film industry, working at top companies like Dick Clark Productions, Barris/Guber/Peters, Chris Bearde Productions, the Nickelodeon Network, Disney/MGM Studios and Time Warner. Mr. Denkin has been a key contributor to shows for ABC, NBC, CBS, ESPN and MTV. He was also involved in “The Australian Experience,” a film featured on The Today Show and screened at the opening ceremonies of the 2000 Olympics. Mr. Denkin became “The Accidental Networker” when he registered in his first network marketing opportunity and was one of the first distributors to take part in a new internet phenomenon.

Significant Employees

None.

Family Relationships

None.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2011, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

Audit Committee and Audit Committee Financial Expert

We are not a “listed company” under SEC rules and are therefore not required to have an audit committee comprised of independent directors. We do not currently have an audit committee, however, for certain purposes of the rules and regulations of the SEC and in accordance with the Sarbanes-Oxley Act of 2002, the our board of directors is deemed to be its audit committee and as such functions as an audit committee and performs some of the same functions as an audit committee including: (i) selection and oversight of our independent accountant; (ii) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (iii) engaging outside advisors. Our board of directors has determined that its members do not include a person who is an “audit committee financial expert” within the meaning of the rules and regulations of the SEC. Our board of directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member’s financial sophistication. Accordingly, our board of directors believes that each of its members have the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

Nominating and Compensation Committees

We do not have standing nominating or compensation committees, or committees performing similar functions. Our board of directors believes that it is not necessary to have a compensation committee at this time because the functions of such committee are adequately performed by our board of directors. Our board of directors also is of the view that it is appropriate for us not to have a standing nominating committee because our board of directors has performed and will perform adequately the functions of a nominating committee. We are not a “listed company” under SEC rules and are therefore not required to have a compensation committee or a nominating committee.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

·	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
·	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the SEC and in other public communications made by an issuer;

·	Compliance with applicable governmental laws, rules and regulations;
·	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

·	Accountability for adherence to the code.

We have not adopted a corporate code of ethics that applies to its executive officers.

ITEM 11. EXECUTIVE COMPENSATION.

Executive Compensation of Phototron

Summary Compensation Table

The following table and related footnotes show the compensation paid during the fiscal years ended December 31, 2011 and 2010, to the Company’s named executive officers:

Name and Principal Position	Year	Salary ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Brian B. Sagheb(1)	2011	62,500	59,363	—	121,863
CEO, CFO, Secretary, and Director	2010	57,000	—		57,000

Craig Ellins	2011	59,375	211,069	—	270,444
CEO, CFO, Secretary, and Director	2010	6,000	—		6,000

Todd Denkin	2011	37,500	59,363		96,863
Director	2010	6,000	—		6,000

Eric Stoppenhagen(2)	2010	44,000	—	—	44,000
CEO, CFO, Former President, Treasurer & Secretary

Kevin R. Keating(3)	2010	—	—	—	—
CEO, CFO, FormerPresident, Treasurer & Secretary

1)                       Mr. Sagheb has served as Phototron’s Chief Executive Officer since September 2002. He was appointed as Phototron’s Chief Financial Officer and Secretary on November 1, 2010. Mr. Sagheb resigned in January 2012.

2)                       Mr. Stoppenhagen served as our CEO, CFO, President, Treasurer and Secretary from February 3, 2010 through March 9, 2011. Represents consulting fees paid to Mr. Stoppenhagen’s company, Venor, Inc.

3)                       Mr. Keating served as our CEO, CFO, President, Treasurer and Secretary from August 23, 2007 through February 3, 2010.

Employment Contracts

On February 3, 2010, we entered into a Consulting, Confidentiality and Proprietary Rights Agreement with Venor, Inc. pursuant to which Venor, Inc. provided financial services as well as services, through Eric Stoppenhagen, in the capacity of Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary and sole director. These services were provided for a fixed fee of $4,000 on a month-to-month basis. We terminated this agreement on March 9, 2011.

On May 17, 2011, we entered into an Executive Services Agreement (the “Braun Agreement”) with Douglas Braun, pursuant to which we engaged Mr. Braun, from the close of business on May 17, 2011 through May 31, 2011, to provide consulting and management services as our Chief Executive Officer and as the Chief Executive Officer and President of Growlife, Inc. (“Growlife”), one of our wholly-owned subsidiaries. The Braun Agreement provided that effective as of June 1, 2011, we employed Mr. Braun as our Chief Executive Officer and as the Chief Executive Officer and President of Growlife. Under the terms of the Braun Agreement, upon his employment by us, Mr. Braun would receive the following: an annual salary at an initial rate of $150,000, with an increase to $180,000 on the first day of the month following the month in which Growlife’s gross monthly retail sales reach $500,000, and a subsequent increase to $250,000 on the earlier of (i) the first day of the month following the month in which Growlife’s gross monthly retail sales reach $750,000 and (ii) January 1, 2012; an annual bonus equal to 175% of his then applicable annual salary if Growlife achieves 100% of sales projections for the applicable fiscal year, 100% of his then applicable annual salary if Growlife achieves at least 80% but less than 100% of sales projections for the applicable fiscal year, and 50% of his then applicable annual salary if Growlife achieves at least 50% but less than 80% of sales projections for the applicable fiscal year; and a monthly housing stipend of $750.

On September 16, 2011, Douglas Braun ceased employment as our President and Chief Executive Officer. We executed a Termination of Executive Services Agreement and New Consulting Agreement (the “Termination Agreement”), which was effective on September 24, 2011, pursuant to which the parties would (i) terminate as of September 16, 2011, the Executive Services Agreement entered into on May 17, 2011, between Mr. Braun and us, (ii) accelerate the vesting of all options granted to Mr. Braun such that such options will be fully-vested, (iii) extend the termination date of all options granted to Mr. Braun to the date immediately prior to the third anniversary of the effective date of the Termination Agreement, (iv) agree to a consulting arrangement whereby Mr. Braun will provide, for a term of six months after the effective date of the Termination Agreement, consulting services in consideration of a fee of $5,000 per month, and (v) mutually release each other from all claims outstanding as of the effective date of the Termination Agreement.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding outstanding options held by our named executive officers as of the end of our fiscal year ended December 31, 2011.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($) (1)	Option Expiration Date

Brian B. Sagheb	2,351,187	1,175,593	0.019	2/14/2021
CEO, CFO, Secretary, and Director

Craig Ellins	6,000,000	—	0.019	2/14/2021
CEO, CFO, Secretary, and Director

Todd Denkin	2,351,187	2,351,187	0.019	2/14/2021
Director

None of the executive officers listed in the above table exercised options during the fiscal year ended December 31, 2011.

Compensation of Directors

We did not pay any separate compensation to our directors during the years ended 2011 and 2010.

Phototron did not pay any separate compensation to any director during the years ended 2011 and 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information regarding the beneficial ownership of our common stock by the following persons as of April 4, 2012: (i) each executive officer and director, (ii) all executive officers and directors as a group and (iii) each stockholder known to be the beneficial owner of more than 5% of our outstanding common stock (not taking into account contractual restrictions on beneficial ownership.)

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of our common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of April 4, 2012 are deemed to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information presented in this table is based on 152,343,383 shares of our common stock outstanding on April 4, 2012.

Name of Beneficial Owner(1)	Amount of Beneficial Ownership	Percent of Beneficial Ownership

Executive Officers and Directors

Craig Ellins (2)	10,702,373	6.76%

Brian B. Sagheb(3)	33,700,341	21.79%

Todd Denkin(4)	2,351,187	1.52%

All Executive Officers and Directors as a Group(5)	46,753,901	28.68%

3

Name of Beneficial Owner(1)	Amount of Beneficial Ownership	Percent of Beneficial Ownership

5% Stockholders

W-Net Fund I, L.P.(6) 12400 Ventura Boulevard, Suite 327 Studio City, CA 91604	14,755,195	9.58%

MER Investments, Inc.(7) 12400 Ventura Boulevard, Suite 327 Studio City, CA 91604	11,755,933	7.72%

Lee Mendelson 20058 Ventura Boulevard, Suite 54 Woodland Hills, CA 91364	11,755,933	7.72%

Europa International, Inc.(8) 1114 Avenue of the Americas, 45th Floor New York, NY 10036	9,837,288	6.44%

(1)	Unless otherwise stated, the address is c/o Phototron Holdings, Inc., 717 E. Gardena Blvd. Gardena, California 90248.
(2)	Consists of 6,000,000 shares of our common stock that may be acquired pursuant to the exercise of options within 60 days of April 4, 2012 and 4,702,373 shares of our common stocked owed by Mr. Ellins’ family members.
(3)	Includes 2,351,187 shares of our common stock that may be acquired pursuant to the exercise of options within 60 days of April 4, 2012.
(4)	Consists of 2,351,187 shares of our common stock that may be acquired pursuant to the exercise of options within 60 days of April 4, 2012.
(5)	Includes of 10,702,373 shares of our common stock that may be acquired pursuant to the exercise of options within 60 days of April 4, 2012 and 14,890,848 shares of our common stocked owed by Mr. Sagheb’s family members.
(6)	David Weiner, as the manager of W-Net Fund GP I, LLC, the general partner of W-Net Fund I, L.P., exercises voting and dispositive power over the shares held by W-Net Fund I, L.P., but disclaims any beneficial interest in such shares except to the extent of his pecuniary interest therein. Includes 1,748,953 shares of our common stock that may be acquired pursuant to the exercise of warrants within 60 days of April 4, 2012.
(7)	Michael E. Rosen, the President of MER Investments, Inc., exercises voting and dispositive power over the shares of Phototron’s common stock held by MER Investments, Inc., but disclaims any beneficial interest in such shares except to the extent of his pecuniary interest therein.
(8)	Fred Knoll, the principal of Knoll Capital Management, L.P., the investment manager for Europa International, Inc., exercises voting and dispositive power over the shares held by Europa International, Inc., but disclaims any beneficial interest in such shares except to the extent of his pecuniary interest therein. Includes 500,000 shares of our common stock that may be acquired pursuant to the exercise of warrants within 60 days of April 4, 2012.

Changes in Control Arrangements

Agreement and Plan of Merger

On March 21, 2012, we entered into the SGT Merger Agreement.

Under the SGT Merger Agreement, if all conditions are satisfied or waived: (i) SGT MergerCo will be merged with and into SGT (the “Surviving Corporation”); (ii) SGT will become our wholly-owned subsidiary; (iii) all SGT shares of common stock will be exchanged for shares of our common stock and shares of Series A Preferred Stock; and (iv) 157,000,000 shares of our common stock, and, subject to the terms of the SGT Merger Agreement, 3,000,000 shares of Series A Preferred Stock will be owned by SGT’s stockholders.

Pursuant to the Certificate of Designation, each share of Series A Preferred Stock will convert into twenty-three shares of our common stock on the earlier of (i) the date agreed to by the holders of a majority of the shares of Series A Preferred Stock and W-Net and (ii) the eighteen-month anniversary of the closing of the SGT Merger (the “SGT Closing”).

Pursuant to the SGT Merger, approximately 785,000 shares of our common stock and 15,000 shares of Series A Preferred Stock will be issued for each outstanding share of SGT common stock. Pursuant to the SGT Merger Agreement, at the SGT Closing, the shares of Series A Preferred Stock will be held in escrow, pursuant to an escrow agreement which will be entered into prior to the SGT Closing, pending the achievement by the Surviving Corporation of the financial milestones described in the SGT Merger Agreement. If the Surviving Corporation achieves such financial milestones, the Series A Preferred Stock will be released from escrow and delivered to the SGT stockholders. If the Surviving Corporation fails to achieve such financial milestones, the Series A Preferred Stock will be released from escrow, delivered to us, and cancelled.

In connection with the SGT Merger Agreement, we will enter into a voting agreement, pursuant to which, among other things, the SGT stockholders, W-Net and Europa, will agree to vote the shares of our capital stock held by such stockholders to elect the following persons to our board of directors:

•        three persons designated by the SGT Representative (the “SGT Directors”), one of which must be an independent director, which persons shall initially be Sterling C. Scott, with two seats remaining vacant, for so long as the SGT stockholders or any of their affiliates continue to own beneficially shares of our common stock; and

•        two persons designated by W-Net, one of which must be an independent director, which persons shall initially be Craig Ellins, with one seat remaining vacant, for so long as W-Net, Europa or any of their affiliates continue to own beneficially shares of our common stock.

Pursuant to the SGT Merger Agreement, effective as of the SGT Closing, (i) the authorized number of directors on our board of directors will be increased to five, (ii) Todd Denkin will resign from our board of directors and (c) Sterling C. Scott will be elected to our board of directors to fill one of the vacancies thereon.

After the SGT Closing, the two remaining SGT Directors will be appointed to our board of directors (the “Remaining SGT Directors”). The appointment of the Remaining SGT Directors will be subject to applicable regulatory requirements, including the preparation, filing and distribution to our stockholders of a Schedule 14(f)-1 information statement, and the completion of the requisite waiting period following such filing and distribution.

Pursuant to the SGT Merger Agreement, at the SGT Closing, Sterling C. Scott will become the Executive Chairman of our board of directors and our Chief Executive Officer, President, Chief Financial Officer and Secretary, and Craig Ellins will become the Vice Chairman of our board of directors.

In the SGT Merger Agreement, SGT and our company have each made standard and customary representations and warranties to each other, and standard covenants regarding the conduct of our respective operations pending the SGT Closing. Our obligations to consummate the SGT Merger are subject to certain conditions, any of which may be waived.

Conditions to either side closing include, without limitation:

•        No temporary restraining order, preliminary or permanent injunction or other order issued by any court of competent jurisdiction or other legal restraint or prohibition preventing the consummation of the SGT Merger shall be in effect; and

•        Since the date of the SGT Merger Agreement, there shall have been no event(s) that could reasonably be expected to have a material adverse effect on the other party.

Our obligation to close the SGT Merger will be subject to the further conditions that, without limitation:

•        The SGT Merger shall have been approved by the holders of a majority of SGT’s outstanding shares of common stock; and

•        No SGT stockholder shall have demanded or be entitled to exercise statutory dissenters’ rights with respect to the SGT Merger.

Our company and SGT have each agreed to continue to operate our respective businesses in the ordinary course prior to the SGT Merger. We anticipate that the SGT Merger will close within the next week.

The SGT Merger Agreement may be terminated as follows: (i) by mutual written consent, (ii) by either party if any governmental entity shall have issued an order or taken any other action permanently enjoining or prohibiting the SGT Merger, and such order shall have become final and nonappealable, (iii) by either party if the Merger is not consummated by April 30, 2012 (other than as a result of the failure of the party seeking to terminate to perform its obligations), (iv) by either party if an event having a material adverse effect on the other party shall have occurred, or (v) by either party if the other is in material breach of any representation, warranty, covenant or agreement. In the event of termination, both parties are responsible for their expenses.

Our board of directors has approved the SGT Merger Agreement and the transactions contemplated thereunder. The board of directors of SGT and the holders of a majority of the outstanding shares of SGT’s common stock have approved the SGT Merger Agreement and the transactions contemplated thereunder.

Equity Compensation Plan Information

The following table sets forth information concerning our equity compensation plans as of December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	9,500,000	$0.19	9,370,184
Equity compensation plans not approved by security holders (2)	23,610,039	$0.03	—
Total	33,110,039	$0.07	9,370,184

(1) Consists of awards issued and issuable pursuant to the 2011 Plan.

(2) Consists of options assumed in our acquisition of Phototron, Inc and warrants pursuant to debt.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Officers and Directors

Other than the transactions described below, since January 1, 2012, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

•	in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years; and
•	in which any director, executive officer, stockholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

On February 3, 2010, we entered into a Consulting, Confidentiality and Proprietary Rights Agreement with Venor, Inc. pursuant to which Venor, Inc. provided financial services as well as services, through Eric Stoppenhagen, in the capacity of Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary and sole director. These services were provided for a fixed fee of $4,000 on a month to month basis. We terminated this agreement on March 9, 2011.

On March 5, 2010, we entered into a revolving promissory note agreement with Woodman Management Corporation (“Woodman”), an affiliate of W-Net, a greater than 5% stockholder. Under the revolving note, we can borrow up to a maximum principal amount of $250,000. Interest accrues from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of 8% per annum, compounded annually. All unpaid principal and interest was due on March 5, 2011. As of January 31, 2011, we were advanced $120,000 under this agreement. We repaid principal and interest in the amount of $125,436.71 on March 9, 2011.

During the second quarter of 2011, we entered into a revolving line of credit with W-Net. Under the terms of the related agreement, we were able borrow up to an aggregate of $150,000 and the outstanding balance included interest at the rate of 12% per annum. The note evidencing the outstanding balance was unsecured and was due on or before May 2, 2012. On August 13, 2011, the outstanding balance on this note was rolled into a new promissory note to W-Net. The initial balance on this new promissory note was $255,408. On September 27, 2011, we borrowed an additional $40,000 from W-Net under the same terms. On October 12, 2011, the outstanding note balance plus accrued interest was converted into the W-Note. The W-Net Note was secured by substantially all of our assets and three trademarks and accrued interest at the per annum rate of 12%. On December 22, 2011, we entered into the Revolving Note with W-Net. Under the terms of the Revolving Note, W-Net agreed to advance to us, from time to time and at W-Net’s discretion, amounts up to an aggregate of $150,000 pursuant to requests made by us until December 31, 2012. All advances shall be paid on or before December 31, 2012 and interest shall accrue from the date of any advance on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of twelve percent (12%) per annum, compounded annually. Our obligations under the Revolving Note will accelerate, upon written notice from W-Net, upon a bankruptcy event with respect to us, any default in our payment obligations or our breach of any provision of any material agreement between us and W-Net. Upon an event of default, the Revolving Note will bear interest at the rate of 12% per annum, compounded annually. On March 16, 2012, the outstanding notes balance plus accrued interest was converted into a 6% Senior Secured Convertible Note. Such notes pays 6% interest per annum with a maturity date of April 15, 2015 and is secured by substantially all of our assets and three trademarks. If there is an uncured event of default under such note, W-Net may declare the entire principal and accrued interest amount immediately due and payable. Default interest will accrue after an event of default at an annual rate of 12%. As of March 30, 2012, $340,002 was outstanding.

In 2007, 2008 and 2009 Brian B. Sagheb , our former Chief Executive Officer, President, Chief Financial Officer and Secretary, loaned $3,000, $11,000 and $30,000, respectively, to Phototron. Originally, Mr. Sagheb and Phototron did not enter into promissory notes with respect to these funds, and the parties have agreed that the loans shall not bear interest and shall be due upon Mr. Sagheb’s demand. On August 23, 2011, the Company entered into a Senior Secured Promissory Note with Brian Sagheb for $44,000. Payments are to be made at $4,000 per month, interest accrues at 12% per annum, and the note is due on August 22, 2012. The Note is secured by three of the Company’s trademarks and substantially all of the Company’s assets. As of April 4, 2012, $25,693 was outstanding.

On December 24, 2010, Phototron entered into a Promissory Note Payable on Demand with Woodman, pursuant to which Woodman loaned $20,000 to Phototron. The note was payable on demand, bore interest at the rate of 8% per annum, and could be accelerated by Woodman in the event of Phototron’s breach of any of the terms of the note. Phototron repaid the principal amount of the note without interest (which interest was waived by Woodman) on January 14, 2011.

As of February 2011, Phototron entered into a lease of approximately 4,500 square feet of office space at the address of our corporate offices for which Phototron pays $8,066 per month. The lease is between Phototron and Woodcourt, LLC, an affiliate of W-Net, a greater than 5% stockholder. On December 24, 2011, we issued to 20259 Ventura Blvd LP 1,884,796 shares of restricted common stock. The purpose of this grant is to buy-out the remaining lease at this facility. The stock price on the date of grant was $0.06 per share. Since these shares vest immediately and there is no service period, the Company expensed these shares on the date of grant.

Our board of directors conducts an appropriate review of and oversees all related party transactions on a continuing basis and reviews potential conflict of interest situations where appropriate. Our board of directors has not adopted formal standards to apply when it reviews, approves or ratifies any related party transaction. However, our board of directors believes that the related party transactions are fair and reasonable to our company and on terms comparable to those reasonably expected to be agreed to with independent third parties for the same goods and/or services at the time they are authorized by our board of directors.

Director Independence

In conjunction with the preparation of this report, using the definition of “independence” established by the NASDAQ Stock Market, we have evaluated all relationships between each director and us. Based on the foregoing definition, we have determined that none of our directors currently meet the definition of an “independent” director as defined in the applicable rules for companies traded on the NASDAQ Stock Market. Our board of directors will continually monitor the standards established for director independence under applicable law or listing requirements and will take all reasonable steps to assure compliance with those standards.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

On October 25, 2010, we retained Weinberg & Co. P.A. (“Weinberg”) to serve as our principal independent accountant. All audit work was performed by the full time employees of Weinberg. Our board of directors approves in advance, all services performed by Weinberg. Our board of directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence, and has approved such services.

Audit Fees

The aggregate fees billed by Weinberg for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports and services that are normally provided in connection with statutory and regulatory filings were $73,820 for the fiscal year ended December 31, 2011.

Audit-Related Fees

None.

Tax Fees

During fiscal year 2011, we recorded accounting/professional fees totaling $2,866 that were billed to us by Weinberg for the preparation of our 2010 and 2009 annual tax returns.

All Other Fees

None.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The financial statements filed as part of this Annual Report on Form 10-K are listed on page 22.

The exhibits filed with this Annual Report on Form 10-K are listed in the attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTOTRON HOLDINGS INC.
(Registrant)

Date: April 4, 2012	By:	/s/ Craig Ellins
Craig Ellins
Chairman, Chief Executive Officer & President
(Principal Executive Officer)

POWER OF ATTORNEY

The undersigned directors and officers of Phototron Holdings Inc. do hereby constitute and appoint Craig Ellins, and each of them, with full power of substitution and resubstitution, as their true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto, and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Craig Ellins	Chairman, Chief Executive Officer and President	April 4, 2012
Craig Ellins	(Principal Executive Officer Principal Financial and Accounting Officer)

/s/ Todd Denkins		April 4, 2012
Todd Denkins	Director

Exhibit Index

Exhibit Number	Description of Exhibit

2.1.1	Agreement and Plan of Merger dated February 14, 2011, among Catalyst Lighting Group, Inc., PHI Merger Corporation and Phototron, Inc. Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2011.

2.1.2	Agreement and Plan of Merger dated March 21, 2012, among Phototron Holdings, Inc., SGT Merger Corporation, SG Technologies Corp, Sterling C. Scott and W-Net Fund I, L.P. Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2012.

3.1.1	Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Form 10-SB General Form for Registration of Securities of Small Business Issuers filed with the Securities and Exchange Commission on December 7, 2007.

3.1.2	Certificate of Designation of Series A Convertible Preferred Stock. Incorporated by reference to Exhibit 3.2 to the Form 10-SB General Form for Registration of Securities of Small Business Issuers filed with the Securities and Exchange Commission on December 7, 2007.

3.1.3	Certificate of Amendment of Certificate of Incorporation. Incorporated by reference to Exhibit 3.3 to the Form 10-SB General Form for Registration of Securities of Small Business Issuers filed with the Securities and Exchange Commission on December 7, 2007.

3.1.4	Certificate of Amendment of Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2011.

3.2	Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.4 to the Form 10-SB General Form for Registration of Securities of Small Business Issuers filed with the Securities and Exchange Commission on December 7, 2007.

4.1	Certificate of Incorporation. Incorporated by reference to Exhibit 3.1.1.

4.2	Certificate of Designation of Series A Convertible Preferred Stock. Incorporated by reference to Exhibit 3.1.2.

4.3	Certificate of Amendment of Certificate of Incorporation. Incorporated by reference to Exhibit 3.1.3.

4.4	Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2.

4.5	2011 Stock Incentive Plan. Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 9, 2011.

10.1	Registration Rights Agreement between KIG Investors I, LLC and Catalyst Lighting Group, Inc. dated September 14, 2007. Incorporated by reference to Exhibit 10.4 to the Form 10-SB General Form for Registration of Securities of Small Business Issuers filed with the Securities and Exchange Commission on December 7, 2007.

10.2	Form of Registration Rights Agreement between certain other stockholders and Catalyst Lighting Group, Inc. dated September 14, 2007. Incorporated by reference to Exhibit 10.7 to the Form 10-SB General Form for Registration of Securities of Small Business Issuers filed with the Securities and Exchange Commission on December 7, 2007.

10.3	Registration Rights Agreement between Laurus Master Fund, Ltd. and Catalyst Lighting Group, Inc. dated September 14, 2007. Incorporated by reference to Exhibit 10.9 to the Form 10-SB General Form for Registration of Securities of Small Business Issuers filed with the Securities and Exchange Commission on December 7, 2007.

10.4	Revolving Promissory Note between Woodman Management Corporation and Catalyst Lighting Group, Inc. dated March 5, 2010. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2010.

10.5	Revolving Promissory Note dated May 3, 2011 issued by Phototron Holdings, Inc. in favor of W-Net Fund I, L.P. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2011.

10.6	Executive Services Agreement dated May 17, 2011, between Phototron Holdings, Inc. and Douglas Braun. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2011. †
10.7	Revolving Promissory Note dated July 18, 2011 issued by Phototron Holdings, Inc. in favor of W-Net Fund I, L.P. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2011.

10.8	Senior Secured Promissory Note dated August 23, 2011 issued by Phototron Holdings, Inc. in favor of W-Net Fund I, L.P. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2011.

10.9	Security Agreement dated August 23, 2011, between Phototron Holdings, Inc. and W-Net Fund I, L.P. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2011.

10.10	Intellectual Property Security Agreement dated August 23, 2011, between Phototron Holdings, Inc. and W-Net Fund I, L.P. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2011.

10.11	Senior Secured Promissory Note dated August 23, 2011 issued by Phototron Holdings, Inc. in favor of Brian B. Sagheb. Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2011.

10.12	Security Agreement dated August 23, 2011, between Phototron Holdings, Inc. and Brian B. Sagheb. Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2011.

10.13	Intellectual Property Security Agreement dated August 23, 2011, between Phototron Holdings, Inc. and Brian B. Sagheb. Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2011.

10.14	Termination of Executive Services Agreement and New Consulting Agreement dated September 16, 2011, between Phototron Holdings, Inc. and Douglas Braun. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2011. †

10.15	Senior Secured Promissory Note dated October 8, 2011 issued by Phototron Holdings, Inc. in favor of Europa International, Inc. Incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 21, 2011.

10.16	Security Agreement dated October 8, 2011, between Phototron Holdings, Inc. and Europa International, Inc. Incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 21, 2011.

10.17	Intellectual Property Security Agreement dated October 8, 2011, between Phototron Holdings, Inc. and Europa International, Inc. Incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 21, 2011.

10.18	Common Stock Purchase Warrant dated October 8, 2011 issued by Phototron Holdings, Inc. to Europa International, Inc. Incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 21, 2011.

10.19	Senior Secured Promissory Note dated October 12, 2011 issued by Phototron Holdings, Inc. in favor of W-Net Fund I, L.P. Incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 21, 2011.

10.20	Security Agreement dated October 12, 2011, between Phototron Holdings, Inc. and W-Net Fund I, L.P. Incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 21, 2011.

10.21	Intellectual Property Security Agreement dated October 12, 2011, between Phototron Holdings, Inc. and W-Net Fund I, L.P. Incorporated by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 21, 2011.

10.22	Common Stock Purchase Warrant dated October 12, 2011 issued by Phototron Holdings, Inc. to W-Net Fund I, L.P. Incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 21, 2011.

10.23	Revolving Promissory Note dated December 14, 2011 issued by Phototron Holdings, Inc. in favor of W-Net Fund I, L.P. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2011.

10.24	Securities Purchase and Exchange Agreement, dated March 16, 2012, by and among Phototron Holdings, Inc., W-Net Fund I, L.P., and Europa International Inc. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2011.

10.25	Security Agreement, dated March 16, 2012, by and among Phototron Holdings, Inc., W-Net Fund I, L.P., Europa International Inc., Growlife, Inc., and Phototron, Inc. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2011.

10.26	Intellectual Property Security Agreement, dated March 16, 2012, by and among Phototron Holdings, Inc., W-Net Fund I, L.P., Europa International Inc., Growlife, Inc., and Phototron, Inc. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2011.

10.27	Form of 6% Senior Secured Convertible Note. Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2011.

21.1	Subsidiaries of the Registrant.

24.1	Power of Attorney. Incorporated by reference to the signature page hereto.

31.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

† Each a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K.

* XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.