Form 10-Q
period 2012-03-31
PHOTOTRON HOLDINGS, INC.
filed 2012-05-15
CIK 1161582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 000-50385

Phototron Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1588927 (I.R.S. Employer Identification No.)

717 E. Gardena Blvd., Gardena, California 90248

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

As of May 15, 2012 there were 307,458,587 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PHOTOTRON HOLDINGS, INC.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011
ASSETS	(unaudited)

Current Assets
Cash	$9,825	$323
Inventories	183,234	214,599
Prepaid expenses and other current assets	15,000	30,000
Total current assets	208,059	244,922
Property and equipment, net	27,900	30,743
Lease deposit	12,535	12,535
Total Assets	$248,494	$288,200

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable	$40,606	$162,860
Accrued liabilities	14,498	7,265
Notes payable	60,947	37,694
Total current liabilities	116,051	207,819
Notes payable net of discount and current portion	—	438,486
6% Senior secured convertible notes, net of discount	343,696	—
Derivative liability	331,463	—
Total liabilities	791,210	646,305

Commitments and contingencies

Stockholders’ deficiency
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 152,343,383 and 147,238,479 shares issued and outstanding respectively	15,233	14,723
Additional paid-in capital	4,292,990	4,091,238
Accumulated deficit	(4,850,939)	(4,464,066)

Total stockholders’ deficiency	(542,716)	(358,105)

Total Liabilities and Stockholders’ Deficiency	$248,494	$288,200

See accompanying notes to these condensed consolidated financial statements.

PHOTOTRON HOLDINGS, INC.

Condensed Consolidated Statements of Operations (Unaudited)

For the Three Month Periods Ended March 31, 2012 and 2011

	Three Months Ended March 31,
	2012	2011

Revenue	$107,592	$119,308

Cost of goods sold	70,837	68,004

Gross profit	36,755	51,304

General and administrative expenses	305,703	512,458

Loss from operations	(268,948)	(461,154)

Other expenses
Reverse merger expenses	—	(414,884)
Interest expense, net	(117,925)	(130)

Net loss	$(386,873)	$(876,168)

Loss per share - basic and diluted	$(0.00)	$(0.01)

Weighted average shares outstanding - basic and diluted	149,303,598	116,366,306

See accompanying notes to these condensed consolidated financial statements.

PHOTOTRON HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Three Month Periods Ended March 31, 2012 and 2011

	For the Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(386,873)	$(876,168)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	103,059	—
Depreciation	2,843	1,376
Fair value of vested options	23,595	137,980
Fair value of restricted stock issuances for services	18,667	—
Merger related expenses	—	414,884
Changes in operating assets and liabilities:
Inventories	31,364	(32,322)
Prepaid expenses and other current assets	15,000	724
Lease deposits	—	(8,469)
Accounts payable	(87,254)	24,321
Accrued liabilities	7,233	440
Interest added to notes payable principal	14,868	—

Net cash used in operating activities	(257,498)	(337,234)

Cash Flows from Investing Activities:
Cash paid in reverse merger	—	(414,884)
Purchase of property and equipment	—	(29,732)

Net cash used in investing activities	—	(444,616)

Cash Flows from Financing Activities:
Principal payments on notes payable	—	(8,362)
Proceeds from notes payable	158,000	—
Principal payments on related party notes payable	(16,000)	(20,000)
Proceeds from issuance of common stock	125,000	986,332

Net cash provided by financing activities	267,000	957,970

Net increase in cash	9,502	176,120

Cash Beginning of Period	323	15,042

Cash End of Period	$9,825	$191,162

Supplemental Cash Flow Information:

Cash paid for interest	$—	$5,814
Cash paid for taxes	$—	$—
Supplemental disclosure of non-cash investing and financing transactions:
Notes payable exchanged for 6% senior secured convertible notes	$670,129	$—
Derivative liability created on issuance of convertible notes and warrants created	$331,463	$—
Common stock issued to settle accounts payable	$35,000	$—

See accompanying notes to these condensed consolidated financial statements.

PHOTOTRON HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2012 (Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

Phototron, Inc. Reverse Merger

Phototron, Inc. (“Phototron”) was incorporated in California in 2002. On February 14, 2011, Phototron entered into an Agreement and Plan of Merger (“PHI Merger Agreement”) with PHI Merger Corporation, a California corporation (“PHI MergerCo”) and wholly-owned subsidiary of Phototron Holdings, Inc. (“we,” “us,” “our” and “our company”). The closing (the “PHI Closing”) of the transactions contemplated by the PHI Merger Agreement (the “PHI Merger”) occurred on March 9, 2011. At the Closing, (a) PHI MergerCo was merged with and into Phototron; (b) Phototron became our wholly-owned subsidiary; (c) all of Phototron’s shares and options outstanding prior to the PHI Merger were exchanged (or assumed, in the case of options) for comparable securities of our company; and (d) 95% of our fully-diluted shares were owned by Phototron’s former shareholders and option holders. At the Closing, we issued a total of 130,621,421 shares of our common stock to Phototron’s former shareholders, in exchange for the 1,666,666 shares of Phototron’s common stock outstanding prior to the PHI Merger. Upon the effectiveness of the PHI Merger, 8,662,262 shares of our common stock were maintained by our existing stockholders. In connection with the PHI Merger, we changed our name from Catalyst Lighting Group, Inc. to Phototron Holdings, Inc., on March 9, 2011.

A condition to the closing of the PHI Merger was Phototron’s consummation of a financing transaction generating gross proceeds to Phototron of $999,989 in exchange for 666,666 shares of Phototron’s common stock. Those shares were exchanged in the PHI Merger for 52,248,537 shares of our common stock. The sale of Phototron’s common stock closed concurrently with the signing of the PHI Merger Agreement.

Since former holders of Phototron’s common stock and options to purchase common stock owned, after the PHI Merger, approximately 95% of our fully-diluted shares of common stock, and as a result of certain other factors, including that all members of our executive management are members of Phototron’s management, Phototron is deemed to be the acquiring company and we are deemed to be the legal acquirer for accounting purposes, and the PHI Merger was accounted for as a reverse merger and a recapitalization in accordance with generally accepted accounting principles in the United States (“GAAP). The accompanying consolidated financial statements of Phototron Holdings, Inc. and subsidiaries (“we,” “us, “our” and “our company”) reflect the historical activity of Phototron, and the historical stockholders’ equity of Phototron has been retroactively restated for the equivalent number of shares received in the exchange after giving effect to the differences in par value offset to additional paid-in capital. In connection with the PHI Merger Agreement, Phototron is deemed to have issued an additional 8,662,262 shares of common stock to our stockholders existing prior to the PHI Merger. Reverse merger costs of $430,966 include net liabilities of $124,901 assumed upon the reverse merger, the payment by Phototron of a $249,993 dividend to our stockholders existing prior to the Merger upon the consummation of the Merger and legal fees of $56,072. These costs have been reflected as costs of the PHI Merger in the 2011 statement of operations.

SG Technologies Corp Reverse Merger

On March 21, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SGT Merger Corporation, a Nevada corporation and our wholly-owned subsidiary (“MergerCo”), SG Technologies Corp, a Nevada corporation (“SGT”), Sterling C. Scott (the “SGT Representative”), and W-Net Fund I, L.P., a Delaware limited partnership and current holder of our common stock (the “Investor Representative”). The closing (the “Closing”) of the transactions contemplated by the Merger Agreement (the “Merger”) occurred on April 5, 2012. At the Closing, (a) MergerCo was merged with and into SGT; (b) SGT became our wholly-owned subsidiary (the “Surviving Corporation”); and (c) all SGT shares of common stock were exchanged for shares of our common stock and shares of a new series of our preferred stock, which was designated Series A Preferred Stock (the “Series A Preferred Stock”), and has the rights, preferences, privileges and restrictions set forth in the Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock (the “Certificate of Designation”), which was filed with the Delaware Secretary of State on April 5, 2012. At the Closing, we issued to SGT’s former stockholders, in exchange for the 200 shares of SGT’s common stock outstanding immediately prior to the Merger, 157,000,000 shares of our common stock and 3,000,000 shares of Series A Preferred Stock.

As a result of the PHI Merger and the Merger, we are solely engaged in Phototron’s and SGT’s businesses, We design and manufacture indoor mini-greenhouses (“Phototron Units”) capable of growing almost any herb, vegetable, flower, fruit or terrestrial plant better, stronger and faster than traditional farming methods. We also formulate and sell horticultural seeds, mineral nutrient solutions, growing mediums and germination kits to facilitate hydroponic gardening through the use of our Phototron Units, in addition to replacement parts for our Phototron Units to facilitate moderate customization. In addition, we manufacture hi-powered LED (Light Emitting Diode) grow light products for indoor horticulture, sold under the brand name “Stealth Grow LED.” Through SGT, we provide USA engineered, energy efficient and “green” technology for healthy and abundant indoor gardening. Stealth Grow LED products are available through more than 2,500 hydroponic retailers, and on-line resellers in the USA and Canada. We market our products under the Phototron and Stealth Grow LED brand names.

Interim Results

The accompanying condensed consolidated financial statements at March 31, 2012 and for the three months periods ended March 31, 2012 and 2011 are unaudited, but include all adjustments, consisting of normal recurring entries, which our management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Balance sheet amounts as of December 31, 2011 have been derived from our audited financial statements as of that date.

The financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Certain prior year amounts have been reclassified to conform to the 2011 financial statement presentation. The financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2011 filed in our Annual Report on Form 10-K filed with the SEC on April 4, 2012. Our operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of our operating results in future periods.

Liquidity

For the three months ended March 31, 2012, we had a net loss of $386,873 and cash used in operations of $257,498, and had a stockholders’ deficiency of $542,716 at March 31, 2012. The Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements during this period primarily through the recurring sale of debt and equity securities. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s 2011 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

During the three months ended March 31, 2012, we raised proceeds of $125,005, through the sale of 3,571,571 shares of common stock. On March 16, 2012, we exchanged $670,129 of notes payable that were initially due in August 2012 for 6% Senior Secured Convertible Notes that are not due until April 2015. We believe the cash on hand and the forecasted cash flow from operations will be sufficient to continue operations for the next 6 months. Our management is actively engaged in seeking additional capital to fund our operations in the short to medium term and believes that such capital, when combined with revenues expected from and after the second quarter of 2012 as a result of increased product shipments, will be sufficient to sustain our operations for the next 6 months. There can be no guaranty that we will be able to consummate additional financing transactions or that financing will be available to us on acceptable terms.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding our consolidated financial statements. Such financial statements and accompanying notes are the representation of our management, who are responsible for their integrity and objectivity.

Use of Estimates

In preparing these consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates and assumptions included in our consolidated financial statements relate to the valuation of long-lived assets, estimates of sales returns, inventory reserves and accruals for potential liabilities, and valuation assumptions related to equity instruments and share based payments.

Revenue

Revenue is recognized on the sale of a product when the product is shipped, which is when the risk of loss transfers to our customers, and collection of the sale is reasonably assured. A product is not shipped without an order from the customer and the completion of credit acceptance procedures. As substantially all sales are cash or credit card sales we did not maintain a reserve for bad debt as of March 31, 2012 or December 31, 2011.

Sales Returns

We allow customers to return defective products when they meet certain established criteria as outlined in our sales terms and conditions. It is our practice to regularly review and revise, when deemed necessary, our estimates of sales returns, which are based primarily on actual historical return rates. We record estimated sales returns as reductions to sales, cost of sales, and accounts receivable and an increase to inventory. Returned products which are recorded as inventory are valued based upon the amount we expect to realize upon its subsequent disposition. As of March 31, 2012 and December 31, 2011, there was no reserve for sales returns, which are minimal based upon our historical experience.

Warranty Costs

Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based, in part, on historical experience. As of March 31, 2012 and December 31, 2011, there was no warranty reserve.

Shipping and Handling Fees and Cost

For the three months ended March 31, 2012 and 2011, shipping and handling fees billed to customers of $15,133 and $17,746, respectively, were included in revenues.

For the three months ended March 31, 2012 and 2011, shipping and handling costs of $12,733 and $12,951, respectively, were included in cost of goods sold.

Advertising Costs

Advertising costs are expensed as incurred and are included in general and administrative expenses in the amount of $51,599 and $18,697, for the three months ended March 31, 2012 and 2011, respectively.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2012.

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability at March 31, 2012	$--	$--	$331,463	$331,463
	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability at December 31, 2011	$--	$--	$-	$-

At March 31, 2012 and December 31, 2011, the fair values of cash and cash equivalents, and accounts payable approximate their carrying values.

Derivative financial instruments

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses A weighted average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

The potentially dilutive securities consisted of the following as of:

	March 31, 2012	December 31, 2011

Stock options	22,834,306	30,861,085
Stock warrants	2,248,954	2,248,953

	25,083,260	33,110,038

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

NOTE 3 – INVENTORIES

Inventories are comprised of the following as of:

	March 31, 2012	December 31, 2011
Parts	$175,037	$204,106
Work in Process	—	—
Finished Goods	8,197	10,493

	$183,234	$214,599

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of:

	March 31, 2012	December 31, 2011
Machinery and equipment	$17,437	$6,612
Furniture and fixtures	8,116	8,116
Computer equipment	7,954	7,955
Leasehold improvements	17,320	17,320

	50,827	40,003
Less accumulated depreciation	(22,927)	(9,260)

	$27,900	$30,743

Depreciation expense for the three months ended March 31, 2012 and 2011 was $2,843 and $1,376 respectively.

NOTE 5 – NOTES PAYABLE

Notes payable consists of the following as of:

	March 31, 2012	December 31, 2011
Note payable to W-Net Fund I, L.P. (“W-Net”), secured by substantially all of our assets and three trademarks. The note, including interest at the per annum rate of 12%, is due on August 12, 2012. As additional consideration for the note, W-Net Fund received a warrant to acquire 1,748,953 shares of common stock. The warrants are exercisable for 5 years at an exercise price of $0.10 per share (1). On March 16, 2012, principal and interest due under this note of $427,531 were exchanged for a 6% Secured Convertible Note (See Note 6).	$—	$359,402

Revolving Promissory Note payable to W-Net. Under the terms of the Revolving Note, W-Net agreed to advance to us, from time to time and at W-Net’s discretion, amounts up to an aggregate of $150,000 pursuant to requests made by us until December 31, 2012. All advances shall be paid on or before December 31, 2012 and interest shall accrue from the date of any advance on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of twelve percent (12%) per annum, compounded annually. The Company’s obligations under the Revolving Note will accelerate, upon written notice from W-Net, upon a bankruptcy event with respect to the Company, any default in the Company’s payment obligations or the Company’s breach of any provision of any material agreement between the Company and W-Net. Upon an event of default, the Revolving Note will bear interest at the rate of 15% per annum, compounded annually (1). On March 16, 2012, principal and interest due under this note of $37,305 were exchanged for a 6% Secured Convertible Note (See Note 6)	$38,457	$75,000
Note payable to Europa International, Inc., secured by substantially all of our assets and three trademarks. The note, including interest at the per annum rate of 12%, is due on August 12, 2012. As additional consideration for the note, Europa received a warrant to acquire 500,000 shares of common stock. The warrants are exercisable for 5 years at an exercise price of $0.10 per share (1). On March 16, 2012, principal and interest due under this note of $205,293were exchanged for a 6% Secured Convertible Note (See Note 6)	—	102,663
Note payable to Brian B. Sagheb, our former Chief Financial Officer. As of December 31, 2010, this note was unsecured, non-interest bearing and due on demand. On August 23, 2011, the note was modified to provide interest at the per annum rate of 12% and payments of principal and interest in the amount of $4,000 per month. All unpaid amounts are due on August 22, 2012. The note is secured by three trademarks and substantially all of our assets.	22,491	37,694

Notes Payable	60,947	574,759
Debt Discount (1)	—	(98,579)
Total	$60,947	$476,180

(1)	The aggregate fair value of the warrants issued to W-Net and Europa discussed above was determined to be $132,791. The Company recorded the fair value of the warrants as debt discount upon issuance, and was amortizing the cost over the life of the notes. The balance of the valuation discount at December 31, 2011 was $98,579. The Company recorded amortization of the remaining balance of $98,579 upon exchange of the Notes on March 16, 2012 (See Note 6)
(2)

For the purposes of balance sheet presentation notes payable have been grouped as follows:

	March 31, 2012	December 31, 2011
Notes payable - current	$60,947	$37,694
Notes payable – long term	—	438,486
	$60,947	$476,180

NOTE 6 – CONVERTIBLE NOTES

On March 16, 2012, we entered into a Securities Purchase and Exchange Agreement (the “Securities Purchase and Exchange Agreement”) with W-Net and Europa, pursuant to which, we issued to the W-Net and Europa 6% Senior Secured Convertible Notes (the “Notes”) with an aggregate principal amount of $670,129 in exchange and the cancellation and exchange of (a) that certain Senior Secured Promissory Note, dated October 8, 2011 with balance of principal and interest due $205,293 at March 16, 2012 to Europa, and (b) that certain Senior Secured Promissory Note, dated October 12, 2011, with balance of principal and interest due $427,531 at March 16, 2012 to W-Net, and (iii) the revolving promissory note payable to W-Net with balance of principal and interest due $37,305 at March 16, 2012.

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

In accordance with current accounting guidelines, the Company determined that the full ratchet adjustment of the conversion feature created a derivative liability upon issuance. The fair value of the embedded beneficial conversion feature of the Notes was determined by management to be $331,463 using a weighted average Black-Scholes Merton option pricing model (See Note 7). This amount was recorded as a derivative liability and a valuation discount upon issuance. The valuation discount will be amortized as an expense over the 3 year life of the notes.

The Notes will greatly restrict the ability of our company or our subsidiaries to grant liens on our or their respective assets without the Note holders’ consent.

Convertible notes consists of the following as of:

	March 31, 2012	December 31, 2011
6% Senior secured convertible notes and accrued interest	$670,680	$—

Debt Discount related to conversion feature	(326,984)
Total	$343,696	$—

NOTE 7 – DERIVATIVE LIABILITY

In April 2008, the FASB issued a pronouncement that provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in the pronouncement on accounting for derivatives. This pronouncement was effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of these requirements can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). For example, warrants or conversion features with such provisions are no longer recorded in equity. Down-round provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price.

We evaluated whether convertible debt and warrants to acquire stock of the Company contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price under the respective convertible debt and warrant agreements. We determined that the conversion feature in the notes issued to W-Net and Europa described in Note 6 contained such provisions and recorded such instruments as derivative liabilities. Derivative liabilities were valued using the weighted-average Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions:

	March 31, 2012	December 31, 2011
	(Unaudited)
Conversion feature :
Risk-free interest rate	0.04%	-
Expected volatility	74%	-
Expected life (in years)	3 years
Expected dividend yield	0.00%	-

Fair Value :
Conversion feature	$331,463	$-

The risk-free interest rate was based on rates established by the Federal Reserve Bank. The Company based the expected volatility assumption on a volatility index of peer companies as the Company did not have sufficient market information to estimate the volatility of its own stock, and the expected life of the instruments is determined by the expiration date of the instrument. The expected dividend yield was based on the fact that the Company has not paid dividends to common stockholders in the past and does not expect to pay dividends to common stockholders in the future.

The Company measured the fair value of the conversion feature at issuance of the notes on March 16, 2012 as $311,463 and recorded a derivative liability of that amount. The Company determined there was no change in the value of the derivative liabilities of $331,463 on March 31, 2012.

NOTE 8 – SHAREHOLDERS’ EQUITY

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

We entered into an offering for the private placement of up to 50,000,000 shares of common stock at $0.035 per share. During the three month period ending March 31, 2012, we issued 3,571,571 shares of common stock at gross proceeds of $125,005.

During the three month period ending March 31, 2012, we issued 200,000 restricted shares of common stock for marketing services valued at $7,000. We also issued 1,000,000 shares of our common stock to our corporate counsel in exchange for the cancellation of $35,000 of indebtedness owed by us for legal services that were previously rendered to us.

Stock Options

During the three months ended March 31, 2012, no stock options were granted. The total stock based compensation recognized on our statement of operations for the three months ended March 31, 2012 was $23,595. As of March 31, 2012, the aggregate value of unvested stock options was $169,253, which will vest over an average period of approximately ten months.

The following table summarizes stock option activity for our company during the three month period ended March 31, 2012:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding December 31, 2011	30,861,086	$0.07
Granted	—	—
Exercised	—	—
Forfeited or expired	(8,026,780)	0.15
Outstanding March 31, 2012	22,834,306	$0.04	9.46	1,266,236

Vested or expected to vest at March 31, 2012	20,959,307	$0.04	8.96	1,266,236

The aggregate intrinsic value was calculated as the difference between the market price and the exercise price of our common stock, which was $0.071 as of March 31, 2012.

Warrants

The following table summarizes warrant activity for our company during the three months ended March 31, 2012 and the year ended December 31, 2011:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding December 31, 2011	2,248,954	$0.10	4.75	$22,490

Issued	—	—	—	—

Outstanding March 31, 2012	2,248,954	$0.10	4.50	$—

There was no aggregate intrinsic value of the 2,248,954 warrants outstanding and exercisable as of March 31, 2012 based on the trading price as of the period then ended.

NOTE 9 – SUBSEQUENT EVENTS

On March 21, 2012, we entered into the Merger Agreement, and the Closing of the Merger occurred on April 5, 2012.

At the Closing, (a) MergerCo was merged with and into SGT; (b) SGT became our wholly-owned subsidiary (the “Surviving Corporation”); and (c) all SGT shares of common stock were exchanged for shares of our common stock and shares of Series A Preferred Stock. At the Closing, we issued to SGT’s former stockholders, in exchange for the 200 shares of SGT’s common stock outstanding immediately prior to the Merger, 157,000,000 shares of our common stock and 3,000,000 shares of Series A Preferred Stock.

We are presently authorized under our certificate of incorporation, as amended to date, to issue 1,000,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of our preferred stock, par value $0.0001 per share, of which 3,000,000 shares were designated Series A Preferred Stock. As of the Closing, we had 309,343,383 shares of common stock issued and outstanding, of which 157,000,000 shares were owned by SGT’s former stockholders, representing approximately 51% of the outstanding shares of our common stock immediately following the Merger, and 152,343,383 shares were owned by our existing stockholders, representing approximately 49% of the outstanding shares of our common stock. Pursuant to the Certificate of Designation, each share of Series A Preferred Stock will convert into 23 shares of our common stock on the earlier of (a) the date agreed to by the holders of a majority of the shares of Series A Preferred Stock and the Investor Representative and (b) the 18-month anniversary of the Closing.

In connection with the Closing, on April 5, 2012, we entered into an escrow agreement (the “Escrow Agreement”) with the SGT Representative, the Investor Representative and Stubbs, Alderton & Markiles LLP, as escrow agent, pursuant to which, the shares of Series A Preferred Stock issued to SGT’s former stockholders will be held in escrow pending the achievement by the Surviving Corporation of the financial milestones described in the Merger Agreement. If the Surviving Corporation achieves such financial milestones, the Series A Preferred Stock will be released from escrow and delivered to SGT’s former stockholders. If the Surviving Corporation fails to achieve such financial milestones, the Series A Preferred Stock will be released from escrow, delivered to us, and cancelled.

In connection with the Closing, on April 5, 2012, we entered into a voting agreement (the “Voting Agreement”) with SGT’s former stockholders, the Investor Representative and Europa, pursuant to which, among other things, such stockholders agreed to vote the shares of our capital stock held by such stockholders to elect the following persons to our board of directors (the “Board”):

-	three persons designated by the SGT Representative (the “SGT Directors”), one of which must be an independent director, which persons shall initially be Sterling C. Scott, with two seats remaining vacant, for so long as SGT’s former stockholders or any of their affiliates continue to own beneficially shares of our common stock; and
-	two persons designated by the Investor Representative, one of which must be an independent director, which persons shall initially be Craig Ellins, with one seat remaining vacant, for so long as the Investor Representative, Europa or any of their affiliates continue to own beneficially shares of our common stock.

Effective as of the Closing, (a) the authorized number of directors on the Board was increased to 5, (b) Todd Denkin resigned from the Board and (c) Sterling C. Scott was elected to the Board to fill one of the vacancies thereon. All directors serve until the next annual meeting of our stockholders, or until their successors are elected and qualified.

After the Closing, the two remaining SGT Directors will be appointed to the Board (the “Remaining SGT Directors”). The appointment of the Remaining SGT Directors will be subject to applicable regulatory requirements, including the preparation, filing and distribution to our stockholders of a Schedule 14(f)-1 information statement, and the completion of the requisite waiting period following such filing and distribution.

Effective as of the Closing, (a) Craig Ellins resigned as our Chief Executive Officer, President, Chief Financial Officer and Secretary, (b) Sterling C. Scott became the Executive Chairman of the Board and our Chief Executive Officer, President, Chief Financial Officer and Secretary, and (c) Craig Ellins became the Vice Chairman of the Board. All officers are appointed by the Board and their terms of office are, except to the extent governed by an employment contract, at the discretion of the Board.

Except for the Merger Agreement and the transactions contemplated by the Merger Agreement, neither SGT, nor its directors, officers and stockholders had any material relationship with our company.

In connection with the Merger, we issued $500,000 of Notes to former noteholders of SGT in exchange for notes previously issued by SGT. The Notes were issued pursuant to the terms and conditions of the Securities Purchase and Exchange Agreement. The Notes pay 6% interest per annum with a maturity date of April 15, 2015. Our obligations under the Notes would accelerate upon our bankruptcy, any default by us of our payment obligations under the Notes or our breach of any provision of any material agreement between us and such noteholders. Default interest will accrue after an event of default at an annual rate of 12%.

The Notes are convertible at any time into common stock at a specified conversion price, which will initially be $0.035 per share. The Notes conversion price will be subject to specified adjustments for certain changes in the number of outstanding shares of our common stock. In the event a Dilutive Issuance occurs such conversion price would be subject to a “full ratchet” adjustment that generally reduces the conversion price to equal the price in the Dilutive Issuance, regardless of the size of the Dilutive Issuance.

The issuance of the shares of our common stock, Series A Preferred Stock and the Notes to SGT’s former stockholders, as applicable, and the issuance of the shares of our common stock underlying such Series A Preferred Stock and Notes upon the conversion thereof, is intended to be exempt from registration under Rule 506 promulgated under the Securities Act.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting our operating results, financial condition and liquidity and cash flows for the three months ended March 31, 2012 and 2011. The discussion and analysis that follows should be read together with the condensed consolidated financial statements and the notes to the financial statements included elsewhere in this report. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in the section of our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on April 4, 2012, captioned “Risk Factors.”

Overview

On March 21, 2012, we entered into the Merger Agreement and the Closing of the transactions occurred on April 5, 2012. At the Closing, (a) MergerCo was merged with and into SGT; (b) SGT became our wholly-owned subsidiary; and (c) all SGT shares of common stock were exchanged for shares of our common stock and shares of Series A Preferred Stock. At the Closing, we issued to SGT’s former stockholders, in exchange for the 200 shares of SGT’s common stock outstanding immediately prior to the Merger, 157,000,000 shares of our common stock and 3,000,000 shares of Series A Preferred Stock.

We design and manufacture indoor mini-greenhouses capable of growing almost any herb, vegetable, flower, fruit or terrestrial plant better, stronger and faster than traditional farming methods. Our products (“Phototron Units”), consisting of 21” x 39” units and 21” x 51” units, provide between 18,900 and 36,000 lumens of light. Phototron Units allow users to precisely control what a plant receives, grow crops densely, avoid using pesticides, increase yields and automatically water plants. We also formulate and sell horticultural seeds, mineral nutrient solutions, growing mediums and germination kits to facilitate hydroponic gardening through the use of our Phototron Units, in addition to replacement parts for our Phototron Units to facilitate moderate customization. In addition, through SGT, we manufacture hi-powered LED (Light Emitting Diode) grow light products for indoor horticulture, sold under the brand name “Stealth Grow LED.” We provide USA engineered, energy efficient and “green” technology for healthy and abundant indoor gardening. Stealth Grow LED products are available through more than 2,500 hydroponic retailers, and on-line resellers in the USA and Canada. We market our products under the Phototron and Stealth Grow LED brand names.

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

Historically, we have funded our working capital needs primarily through the sale of Phototron Units, re-order products, the issuance of short and long term promissory notes and the sale of shares of our capital stock.

Results of Operations

Three Months Ended March 31, 2012 Compared to March 31, 2011

Revenue and cost of revenue

Our revenue for the three months ended March 31, 2012 was $107,592 compared to $119,308 for the three months ended March 31, 2011, a decrease of $11,716. During 2011, we began to distribute our product by using a multi-level marketing model. Additionally, we began to distribute new products. Starting in the fourth quarter of 2011 and continuing in 2012, we shifted our sales model to traditional sales, focusing on the marketing of our products to the public via the Internet and mail order channels. Our gross profit margin during the three months ended March 31, 2012 was 34% compared to 43% during the same period of 2011. The gross profit margin was higher for the quarter ended March 31, 2011, due to sales of higher margin product.

General and administrative

General and administrative expenses for the three months ended March 31, 2012 was $305,703 compared to $876,168 in the same period last year a decrease of $570,465. The decrease is primarily due to the shift in our sales strategy in the third and fourth quarters of 2011, and continuing in 2012, and re-focusing our sales and marketing efforts away from direct sales to traditional sales, which significantly reduced our general and administrative costs. We anticipate continuing to have reduced general and administrative costs as a stand-alone enterprise, however, as a result of the Closing, we will need to account for the general and administrative costs of SGT. While we anticipate that we will continue to implement our cost-cutting initiatives to that enterprise, we can provide no assurance that such efforts will be accomplished successfully.

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

Late in the third quarter of 2011 and continuing in 2012, we shifted our sales efforts from our direct sales distribution network to more traditional sales channels, including on or through the Internet and via mail order. In connection with such shift, management took actions to reduce our overhead costs and streamline our operations related to our direct sales distribution network. Such actions included (a) the elimination of certain positions related to our direct sales distribution network and related corporate support personnel, (b) the termination of the lease of our corporate headquarters and the relocation of our operations into our logistics center, (c) the elimination of duplicative overhead costs and operating expenses, (d) the reduction of research and development expenses to minimal levels and (e) the termination of our relationship with our direct sales distribution network management team.

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

Additionally, we expect that we will benefit from the operations of SGT and, in addition to the revenues that may be generated from SGT, we may be able to access additional capital in the form of additional debt and equity financings. However, we can provide no assurance that we will be successful in any of these initiatives.

As of March 31, 2012, we had cash of $9,825 and a working capital of $92,008. We have relied on funds generated through operations, through loans and through selling shares of our common stock in a series of private placements.

During the three months ended March 31, 2012, cash used in operations was $257,498 compared to cash used of $337,234 during the same period in the prior year. The cash used in operations during the current period reflects the loss of $386,873. These were increased by a decrease in our accounts payable of $87,254.

In conjunction with the March 9, 2011 recapitalization we paid reverse merger costs of $414,884. There were no acquisitions of property and equipment in the three months ended March 31, 2012.

During the three months ended March 31, 2012, cash provided by financing activities was $267,000. This includes proceeds from notes payable of $158,000 and $125,005 related to the issuance of stock of common stock. During the three months ended March 31, 2011 we generated $957,970 of funds from financing activities. This includes $986,332, net of expenses, in proceeds from Phototron’s issuance of 666,666 shares of its common stock (exchanged for 52,248,537 shares of our common stock in the Merger) at $1.50 per share in January and February 2011. Additionally, we repaid a related party note payable in the amount of $20,000, and continued to make payments of $8,362 on our note payable, bank.

In connection with the Merger, we issued $500,000 of Notes to former noteholders of SGT in exchange for notes previously issued by SGT. The Notes were issued pursuant to the terms and conditions of the Securities Purchase and Exchange Agreement. The Notes pay 6% interest per annum with a maturity date of April 15, 2015. Our obligations under the Notes would accelerate upon our bankruptcy, any default by us of our payment obligations under the Notes or our breach of any provision of any material agreement between us and such noteholders. Default interest will accrue after an event of default at an annual rate of 12%.

The Notes are convertible at any time into common stock at a specified conversion price, which will initially be $0.035 per share. In the event that a Dilutive Issuance occurs, then such conversion price would be subject to a “full ratchet” adjustment that generally reduces the conversion price to equal the price in the Dilutive Issuance, regardless of the size of the Dilutive Issuance.

Unless our operations generate significant revenues and cash flows from operating activities, our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, other collaborative agreements and strategic alliances. Our management is actively engaged in seeking additional capital to fund our operations in the short to medium term and believes that such capital, when combined with revenues expected from and after the second quarter of 2012 as a result of increased product shipments, will be sufficient to sustain our operations for the next 6 months. We also intend to obtain, where appropriate, increases of the amounts available to us under existing revolving promissory notes. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term.

Critical Accounting Policies

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting.

Inventories

Inventories are stated at the lower of cost or market and are accounted for on a first-in, first-out basis. Management analyzes historical and prospective sales data to estimate obsolescence. We did not record any reserve for obsolescence during the three months ended March 31, 2012 and 2011.

Revenue

Revenue is recognized on the sale of a product when the product is shipped, which is when the risk of loss transfers to our customers, and collection of the sale is reasonably assured. A product is not shipped without an order from the customer and the completion of credit acceptance procedures. As substantially all sales are cash or credit card sales we did not maintain a reserve for bad debt as of March 31, 2012 or December 31, 2011.

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

Derivative Financial instruments

We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is re-valued at each reporting date, with changes in fair value reported in the condensed consolidated statement of operations. For stock-based derivative financial instruments, we use the Black-Scholes-Merton option pricing model to value the derivatives instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance e sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011. We will adopt the ASU as required. It will have no effect on our results of operations, financial condition or liquidity.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4. Controls and Procedures

Controls and Procedures

As of March 31, 2012, the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 Act, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

PART II – OTHER INFORMATION

Item 2. Recent Sales of Unregistered Securities.

In the three months ended March 31, 2012, we entered into an offering for the private placement of up to 50,000,000 shares of common stock at $0.035 per share. We issued 3,571,571 shares of common stock at gross proceeds of $125,000 subsequent to year-end. We issued 200,000 restricted shares of common stock for marketing services valued at $7,000. We issued 1,000,000 shares of our common stock to Stubbs Alderton & Markiles, LLP, our corporate counsel (“SAM”), in exchange for the cancellation of $35,000 of indebtedness owed by us to SAM for legal services that were previously rendered to us. These securities were issued without registration pursuant to the exemption afforded by Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.

Item 6. Exhibits.

Exhibit Index

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger dated March 21, 2012, among Phototron Holdings, Inc., SGT Merger Corporation, SG Technologies Corp, Sterling C. Scott and W-Net Fund I, L.P. Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2012.

3.1	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2012.

4.1	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock. Incorporated by reference to Exhibit 3.1.

10.1	Securities Purchase and Exchange Agreement, dated March 16, 2012, by and among Phototron Holdings, Inc., W-Net Fund I, L.P., and Europa International Inc. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2011.

10.2	Security Agreement, dated March 16, 2012, by and among Phototron Holdings, Inc., W-Net Fund I, L.P., Europa International Inc., Growlife, Inc., and Phototron, Inc. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2011.

10.3	Intellectual Property Security Agreement, dated March 16, 2012, by and among Phototron Holdings, Inc., W-Net Fund I, L.P., Europa International Inc., Growlife, Inc., and Phototron, Inc. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2011.

10.4	Form of 6% Senior Secured Convertible Note. Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2011.

10.5	Escrow Agreement, dated April 5, 2012, by and among Phototron Holdings, Inc., Sterling C. Scott, W-Net Fund I, L.P., and Stubbs, Alderton & Markiles, LLP, as escrow agent. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2012.

10.5	Voting Agreement, dated April 5, 2012, by and among Phototron Holdings, Inc., W-Net Fund I, L.P., Europa International Inc., and the former stockholders of SG Technologies Corp. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2012.

31.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHOTOTRON HOLDINGS, INC.
Date: May 15, 2012
By: /s/ Sterling Scott
Sterling Scott
Chief Executive Officer & Chief Financial Officer