Form 10-Q
period 2012-06-30
GROWLIFE, INC.
filed 2012-08-20
CIK 1161582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 000-50385

GROWLIFE, INC.

(formerly Phototron Holdings, Inc.)

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

As of August 17, 2012 there were 307,751,445 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Growlife, Inc. and Subsidiaries (formerly Phototron Holdings, Inc.)

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

Current Assets
Cash	$2,473	$24,437
Accounts receivable, net of allowance	10,756	14,479
Inventories	270,915	62,966
Prepaid expenses	19,437	—
Total current assets	303,581	101,882

Property and equipment, net	25,058	—

Deposits	4,065	3,600
Intangibles	228,600	—
Goodwill	634,128	—

Total Assets	$1,195,432	$105,482

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable	$166,560	$81,997
Accrued expenses	62,860	1,644
Delinquent payroll taxes	12,713	—
Due to related party	5,500	183,103
Note payable, related party	—	193,000
Notes payable	108,425	25,000
Derivative liability	968,325	—
Total current liabilities	1,324,383	484,744

6% Senior secured convertible notes, net of discount	380,632	—
6% Senior unsecured convertible notes, net of discount	10,962	—
6% Senior unsecured convertible notes, net of discount, related party	277,408	—

Total liabilities	1,993,385	484,744

Stockholders' Deficiency
Preferred stock, $0.0001 par value; 3,000,000 shares authorized and	300	300
outstanding repectively
Common stock, $0.0001 par value; 1,000,000,000 shares authorized;
307,751,445 and 157,000,000 shares issued and outstanding, respectively	30,775	15,700
Additional paid-in capital	428,640	(16,000)
Accumulated deficit	(1,257,668)	(379,262)
Total stockholders' deficiency	(797,953)	(379,262)

Total liabilities and stockholders' deficiency	$1,195,432	$105,482

See accompanying notes to these condensed consolidated financial statements.

Growlife, Inc. and Subsidiaries (formerly Phototron Holdings, Inc.)

Condensed Consolidated Statement of Operations
(Unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
Revenue	$208,446	$252,648	$300,255	$517,242

Cost of revenue	116,329	178,781	200,096	375,247

Gross profit	92,117	73,867	100,159	141,995

General and administrative	409,190	108,680	534,334	235,941

Loss from operations	(317,073)	(34,813)	(434,175)	(93,946)

Other expenses
Change in fair value of derivatives	(375,999)	—	(375,999)	—
Interest expense,net	(63,648)	(4,042)	(68,232)	(8,626)

Net loss	$(756,720)	$(38,855)	$(878,406)	$(102,572)

Net loss per share - (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares oustanding - (basic and diluted)	301,230,910	117,750,000	229,115,455	117,750,000

See accompanying notes to these condensed consolidated financial statements.

Growlife, Inc. and Subsidiaries (formerly Phototron Holdings, Inc.)
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(878,406)	$(102,572)
Adjustments to reconcile net loss to net cash used by
operating activities
Depreciation	2,842	—
Fair value of vested stock options	26,563	—
Common stock issued for services	10,250	—
Change in fair value of derivative liability	375,999	—
Accrued interest on convertible notes payble	19,135	—
Inputed interest in related party loan	2,500	—
Amortization of convertible notes debt discount	49,283	—
Changes in assets and liabilities net of effect of
acquisition:
Accounts receivable	3,723	—
Inventories	(24,715)	(7,158)
Other assets	—	(5,811)
Other assets	7,633	—
Accounts payable	43,958	61,389
Accrued expenses	66,935	(959)
Delinquent payroll taxes	12,713	—

Net cash used in operating activities	(281,587)	(55,111)

Cash flows from investing activities
Cash acquired upon acquisition of Phototron Holdings, Inc.	9,825	—

Net cash provided from investing activities	9,825	—

Cash flows from financing activities
Related party advances	104,397	—
Proceeds from notes payable, related party	—	93,000
Capital contributions	120,402	—
Proceeds from notes payable	25,000	—

Net cash provided by financing activities	249,799	93,000

Net increase in cash equivalents	(21,963)	37,889

Cash and cash equivalents, beginning of period	24,437	5,656

Cash and cash equivalents, end of period	$2,474	$43,545

Supplemental disclosure of cash flow information
Taxes paid	$—	$—

Interest paid	$—	$—

Supplemental disclosure of non-cash investing and financing activities
Notes payable converted into 6% convertible notes payable	$500,000	$—

See accompanying notes to these condensed consolidated financial statements.

Growlife, Inc. and Subsidiaries (formerly Phototron Holdings, Inc.)
Consolidated Statements of Cash Flows
(Unaudited)

					Additional
	Preferred Stock	Common Stock	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2011	3,000,000	$300	157,000,000	$15,700	$(16,000)	$(379,262)	$(379,262)
Shares issued to acquire
Phototron			152,343,383	15,234	284,766		300,000
Capital contributions					120,402		120,402
Inputed interes on non-interest
bearing note payable					2,500		2,500
Shares of common stock retired			(1,884,796)	(188)	188		—
Shares of common stock issued for services			292,858	29	10,221		10,250
Fair value of options vested					26,563		26,563
Net loss						(878,406)	(878,406)

Balance, June 30, 2012	3,000,000	$300	307,751,445	$30,775	$428,640	$(1,257,668)	$(797,953)

See accompanying notes to these condensed consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES (formerly Phototron Holdings, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2012 (Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

Interim Results

The financial statements at June 30, 2012 and for the three and six months periods ended June 30, 2012 and 2011 are unaudited, but include all adjustments, consisting of normal recurring entries, which our management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of our operation results in future periods.

Phototron, Inc. Reverse Merger

Phototron, Inc. (“Phototron”) was incorporated in California in 2002. On February 14, 2011, Phototron entered into an Agreement and Plan of Merger (“PHI Merger Agreement”) with PHI Merger Corporation, a California corporation (“PHI MergerCo”) and wholly-owned subsidiary of GrowLife, Inc. (formerly Phototron Holdings, Inc.) (“we,” “us,” “our” and “our company”). The closing (the “PHI Closing”) of the transactions contemplated by the PHI Merger Agreement (the “PHI Merger”) occurred on March 9, 2011. At the Closing, (a) PHI MergerCo was merged with and into Phototron; (b) Phototron became our wholly-owned subsidiary; (c) all of Phototron’s shares and options outstanding prior to the PHI Merger were exchanged (or assumed, in the case of options) for comparable securities of our company; and (d) 95% of our fully-diluted shares were owned by Phototron’s former shareholders and option holders. At the Closing, we issued a total of 130,621,421 shares of our common stock to Phototron’s former shareholders, in exchange for the 1,666,666 shares of Phototron’s common stock outstanding prior to the PHI Merger. Upon the effectiveness of the PHI Merger, 8,662,262 shares of our common stock were maintained by our existing stockholders. In connection with the PHI Merger, we changed our name from Catalyst Lighting Group, Inc. to Phototron Holdings, Inc., on March 9, 2011.

Since former holders of Phototron’s common stock and options to purchase common stock owned, after the PHI Merger, approximately 95% of our fully-diluted shares of common stock, and as a result of certain other factors, including that all members of our executive management were members of Phototron’s management, Phototron was deemed to be the acquiring company and we were deemed to be the legal acquirer for accounting purposes, and the PHI Merger was accounted for as a reverse merger and a recapitalization in accordance with generally accepted accounting principles in the United States (“GAAP).

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

Since after the Merger former holders of SGT’s common stock owned in excess of 50% of our fully-diluted shares of common stock, and as a result of certain other factors, including that all members of our executive management are members of SGT’s management, SGT is deemed to be the acquiring company and we are deemed to be the legal acquirer for accounting purposes, and the Merger was accounted for as a reverse merger and a recapitalization in accordance with generally accepted accounting principles in the United States (“GAAP”). The accompanying consolidated financial statements of GrowLife, Inc. (formerly Phototron Holdings, Inc.) and subsidiaries reflect the historical activity of SGT, and the historical stockholders’ equity of SGT has been retroactively restated for the equivalent number of shares received in the exchange after giving effect to the differences in par value offset to additional paid-in capital. In connection with the Merger Agreement, we are deemed to have issued an additional 152,343,383 shares of common stock to our stockholders existing prior to the Merger. Net liabilities of $542,716 have been capitalized as part of the purchase price.

On August 6, 2012, Phototron Holdings, Inc. merged GrowLife, Inc., a Delaware corporation and wholly-owned subsidiary of Phototron Holdings, Inc., with and into Phototron Holdings, Inc. pursuant to the Certificate of Ownership and Merger filed with the Delaware Secretary of State on July 25, 2012 to be effective August 6, 2012. As a result of the merger, on August 6, 2012, Phototron Holdings, Inc.’s corporate named changed from Phototron Holdings, Inc. to GrowLife, Inc.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities. For the six months ended June 30, 2012, the Company incurred a net loss of $878,406, cash used in operations was $282,323 and had a deficiency in stockholders’ equity of $797,953. The Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements during this period primarily through the recurring issuance of notes payable and advances from a related party. These facts indicate that the Company might not be able to continue as a going concern.

Successful completion of the Company’s development programs and its transition to attaining profitable operations is dependent upon obtaining additional financing. The Company does not have sufficient resources to fund its operations for the next twelve months. Accordingly, the Company needs to raise additional funds in order to satisfy its future working capital requirements.

Continued negative cash flows and lack of liquidity create significant uncertainty about the Company’s ability to fully implement its operating plan, as a result of which the Company may have to reduce the scope of its planned operations. If cash resources are insufficient to satisfy the Company’s liquidity requirements, the Company would be required to scale back or discontinue its operations.

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

Revenue

Revenue is recognized on the sale of a product when the product is shipped, which is when the risk of loss transfers to our customers, and collection of the sale is reasonably assured. A product is not shipped without an order from the customer and the completion of credit acceptance procedures. The majority of our sales are cash or credit card; however, we occasionally extend terms to our customers. Accounts receivable are reviewed periodically for collectability.

Sales Returns

We allow customers to return defective products when they meet certain established criteria as outlined in our sales terms and conditions. It is our practice to regularly review and revise, when deemed necessary, our estimates of sales returns, which are based primarily on actual historical return rates. We record estimated sales returns as reductions to sales, cost of sales, and accounts receivable and an increase to inventory. Returned products which are recorded as inventory are valued based upon the amount we expect to realize upon its subsequent disposition. As of June 30, 2012 and December 31, 2011, there was no reserve for sales returns, which are minimal based upon our historical experience.

Warranty Costs

Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based, in part, on historical experience. During the six months ended June 30, 2012, we negotiated a $46,000 credit with one of our vendors for future expected warranty repairs to defective units. This amount will be used to offset expected repairs in future periods. As of June 30, 2012, this amount is included in accrued liabilities. There was no reserve for future warranty costs at December 31, 2011.

Shipping and Handling Fees and Cost

For the three months ended June 30, 2012 and 2011, shipping and handling fees billed to customers of $11,340 and nil, respectively, were included in revenues. For the six months ended June 30, 2012 and 2011, shipping and handling fees billed to customers of $12,539 and nil, respectively, were included in revenues.

For the three months ended June 30, 2012 and 2011, shipping and handling costs of $22,671 and $9,833, respectively, were included in cost of goods sold. For the six months ended June 30, 2012 and 2011, shipping and handling costs of $29,256 and $15,506, respectively, were included in cost of goods sold.

Advertising Costs

Advertising costs are expensed as incurred and are included in general and administrative expenses in the amount of $48,765 and $15,157, for the three months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012, advertising costs of $73,781 and $40,174, respectively, were included in general and administrative expenses.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s condensed consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2012.

	Level 1	Level2	Level3	Total
Fair value of derivative liability at June 30, 2012	$ -	$ -	$ 968,325	$ 968,325

Fair value of derivative liability at December 31, 2011	$ -	$ -	$ -	$ -

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

	June 30,	December 31,
	2012	2012
Stock options	22,834,306	—
Warrants	2,248,953	—
Convertible preferred stock	69,000,000	51,750,000
	94,083,259	51,750,000

Weighted average number of shares outstanding has been retroactively restated for the equivalent number of shares received by the accounting acquirer as a result of the reverse merger as if these shares had been outstanding as of the beginning of the earliest period presented. The 152,343,383 shares issued to the legal acquirer are included in the weighted average share calculation from April 5, 2012, the date of the exchange agreement.

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

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The ASU is effective for interim and annual periods beginning after December 15, 2011. We have adopted the ASU as required. The ASU affects our fair value disclosures, but will not affect our results of operations, financial condition or liquidity.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011. We adopted the ASU as required. It has no affect on our results of operations, financial condition or liquidity.

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

NOTE 3 – ACQUISITION

On March 21, 2012, we entered into the Merger Agreement. The Closing of the transactions contemplated by the Merger Agreement occurred on April 5, 2012. At the Closing, (a) MergerCo was merged with and into SGT; (b) SGT became our wholly-owned subsidiary; and (c) all SGT shares of common stock were exchanged for shares of our common stock and shares of our Series A Preferred. At the Closing, we issued to SGT’s former stockholders, in exchange for the 200 shares of SGT’s common stock outstanding immediately prior to the Merger, 157,000,000 shares of our common stock and 3,000,000 shares of Series A Preferred Stock.

Since after the Merger former holders of SGT’s common stock owned in excess of 50% of our fully-diluted shares of common stock, and as a result of certain other factors, including that all members of our executive management are members of SGT’s management, SGT is deemed to be the acquiring company and we are deemed to be the legal acquirer for accounting purposes, and the Merger was accounted for as a reverse merger and a recapitalization in accordance with GAAP. The accompanying consolidated financial statements of GrowLife, Inc. (formerly Phototron Holdings, Inc.) and subsidiaries reflect the historical activity of SGT, and the historical stockholders’ equity of SGT has been retroactively restated for the equivalent number of shares received in the exchange after giving effect to the differences in par value offset to additional paid-in capital. In connection with the Merger Agreement, we are deemed to have issued an additional 152,343,383 shares of common stock to our stockholders existing prior to the Merger.

The Company has estimated that the fair value of the 152,343,383 common shares issued to the former stockholders of the Growlife Inc. to be $300,000; however, a formal valuation is underway and actual valuation may differ. The purchase price has been allocated to specific identifiable tangible and intangible assets at their fair value at the date of the purchase in accordance with Accounting Standards Codification 805, “Business Combinations”, as follows

Tangible assets	$248,494
Intangible assets	225,000
Goodwill	634,128
Total	1,107,622
Less fair value of liabilities assumed	(807,622)
Purchase price	$300,000

The intangible assets relate to customer lists and will be amortized over their respective life of three years.

Pro-forma results of operations as if the acquisition had occurred at the beginning of the period for the six months ended June 30, 2012 and 2011 and the three months ended June 30, 2011 are as follows:

	Three months ended	Six months ended	Six months ended
	June 30,	June 30,	June 30,
	2011	2012	2011
Revenue	$323,469	$419,563	$636,550

Cost of revenue	234,833	268,100	443,251

Gross profit	88,636	151,463	193,299

General and administrative	902,824	1,046,792	786,499

Loss from operations	(814,188)	(895,329)	(593,200)

Other expenses
Change in fair value of derivatives	(4,042)	(375,999)	—
Interest expense,net	(2,300)	(68,362)	(8,756)

Net loss	$(820,530)	$(1,339,690)	$(601,956)

Net loss per share - (basic and diluted)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares oustanding -
(basic and diluted)	307,751,445	307,751,445	307,751,445

NOTE 4 – INVENTORIES

Inventories are comprised of the following as of:

	June 30,	December 31,
	2012	2011
Raw materials	$192,261	$—

Finished goods	78,654	62,966

	$270,915	$62,966

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of:

	June 30,	December 31,
	2012	2011
Machines and equipment	$5,554	$—
Furniture and fixtures	6,999	778
Computer equipment	10,922	5,583
Leasehold improvements	10,790	—
	34,265	6,361

Accumulated depreciation	9,207	6,361

	$25,058	$—

Depreciation expense for the three months ended June 30, 2012 and 2011 was $2,482 and nil. Depreciation expense for the six months ended June 30, 2012 and 2011 was $2,482 and nil.

NOTE 6 – RELATED PARTY ADVANCES

From time to time the Company’s Chief Executive Officer (CEO) has advanced various amounts to the Company. As of December 31, 2011, the amount due the CEO was $183,103, and additional advances of $98,897 were made to the Company through April 5, 2012. On April 5, 2012, the CEO converted $282,000 of these advances into a 6% senior convertible note (Note 7). The CEO made further advances during the six months ended June 30, 2012 of $5,500 that are due on demand. Those amounts are unsecured, non-interest bearing and due on demand. As of June 30, 2012, the CEO has not made a demand for payment.

NOTE 7 – NOTES PAYABLE

Notes payable consist of the following:

	June 30,	December 31,
	2012	2011
	(Unaudited)
Revolving Promissory Note payable to W-Net. Under the terms of the Revolving Note, W-Net agreed to advance to us, from time to time and at W-Net’s discretion, amounts up to an aggregate of $150,000 pursuant to requests made by us until December 31, 2012. All advances shall be paid on or before December 31, 2012 and interest shall accrue from the date of any advance on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of twelve percent (12%) per annum, compounded annually. The Company’s obligations under the Revolving Note will accelerate, upon written notice from W-Net, upon a bankruptcy event with respect to the Company, any default in the Company’s payment obligations or the Company’s breach of any provision of any material agreement between the Company and W-Net. Upon an event of default, the Revolving Note will bear interest at the rate of 15% per annum, compounded annually.	$67,942	$—

Note payable to former Phototron Officer. The note accrues interest at the per annum rate of 12% and payments of principal and interest in the amount of $4,000 per month. All unpaid amounts are due on August 22, 2012. The note is secured by three trademarks and substantially all of our assets.	20,000	—
Note payable, unsecured and due 60 days from demand. The note bears interest at the rate of 25% per annum, payable semi-monthly. The note is personally guaranteed by the Company's CEO. On April 5, 2012, this note was rolled into a convertible note payable, see note 6.	—	25,000

Note payable, related party, unsecured and due 120 days from demand. The note is non interest bearing and is personally guaranteed by the Company's CEO. The Company imputed interest at the rate of 10% per annum. On April 5, 2012, this note was rolled into a convertible note payable, see note 6.	—	100,000

Note payable, related party, unsecured and due 120 days from demand. The note bears interest at the rate of 10% per annum, payable quarterly and is personally guaranteed by the Company's CEO. On April 5, 2012, this note was rolled into a convertible note payalbe, see note 6.	—	93,000
	$87,942	$218,000

For financial statement presentation purposes, the above notes have been classified as follows:

Note payable, related party	$—	$193,000
Notes payable	87,942	25,000
	$87,942	$218,000

Although the note holders have not made a demand for payment, the above notes have been classified as current liabilities.

NOTE 8 – 6% SENIOR CONVERTIBLE NOTES

6% senior convertible notes consist of the following:

	June 30,	December 31,
	2012	2011
6% secured convertible note payable - W-net (A)	$680,740	$—
6% convertible note payable - (B)	220,725	—
6% convertible note payable, related party (B)	285,525	—
6% convertible note payable - (C)	25,075	—
	1,212,065	—
Debt discount related to conversion feature	(543,063)	—
Total	$669,002	$—

(A) In conjunction with the Merger on April 5, 2012, we issued certain 6% senior secured convertible notes payable in the amount of $670,129 and due on April 15, 2015. The notes are secured by substantially all of the assets of the company and three trademarks. Interest is accrued and is due at maturity. In the event of a default, the note holders may declare the entire principal and interest due and payable. The default interest rate is 12% per annum. The notes are convertible into common stock with an initial conversion price of $0.035 per share. The note conversion price will be subject to specified adjustments for certain changes in the number of outstanding shares of our common stock, including conversions or exchanges of such. If additional shares of our capital stock are issued, except in specified exempt issuances, for consideration which is less than the then existing note conversion price (a “Dilutive Issuance”), then such conversion price would be subject to a “full ratchet” adjustment that generally reduces the conversion price to equal the price in the Dilutive Issuance, regardless of the size of the Dilutive Issuance.

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

(B) In connection with the reverse merger, we issued 6% notes payable in the amount of $500,000 to the former note holders and stockholders of SGT in exchange for notes of $218,000 previously issued by the company and $282,00 of advances that were due to our Chief Executive Officer. The Notes are unsecured and pay 6% interest per annum with a maturity date of April 15, 2015. Our obligations under the Notes would accelerate upon bankruptcy, any default by us of our payment obligations under the Notes or the breach of any provision of any material agreement between us and such note holders. Default interest will accrue after an event of default at an annual rate of 12%. The Notes are convertible at any time into common stock at a specified conversion price, which will initially be $0.035 per share. The conversion price will be subject to specified adjustments for certain changes in the number of outstanding shares of our common stock. In the event a dilutive issuance occurs such conversion price would be subject to a “full ratchet” adjustment that generally reduces the conversion price to equal the price in the dilutive issuance, regardless of the size of the dilutive issuance.

In accordance with current accounting guidelines, the Company determined that the full ratchet adjustment of the conversion feature created a derivative liability upon issuance. The fair value of the embedded beneficial conversion feature of the Notes was determined by management to be $245,920 using a weighted average Black-Scholes Merton option pricing model (See Note 7). This amount was recorded as a derivative liability and a valuation discount upon issuance. The valuation discount will be amortized as an expense over the 3 year life of the notes.

(C) On June 12, 2012, we issued a $25,000 unsecured convertible note payable with an interest rate of 6% per annum. The note is unsecured and is due on June 13, 2015. Interest is accrued monthly and is payable at maturity. The Note is convertible at any time into common stock at a specified conversion price, which will initially be $0.035 per share. The conversion price will be subject to specified adjustments for certain changes in the number of outstanding shares of our common stock. In the event a dilutive issuance occurs such conversion price would be subject to a “full ratchet” adjustment that generally reduces the conversion price to equal the price in the dilutive issuance, regardless of the size of the dilutive issuance.

In accordance with current accounting guidelines, the Company determined that the full ratchet adjustment of the conversion feature created a derivative liability upon issuance. The fair value of the embedded beneficial conversion feature of the Notes was determined by management to be $14,943 using a weighted average Black-Scholes Merton option pricing model (See Note 7). This amount was recorded as a derivative liability and a valuation discount upon issuance. The valuation discount will be amortized as an expense over the 3 year life of the notes.

The convertible notes are summarized as follows:

	June 30,	December 31,
	2012	2011
6% senior secured convertible notes payable and accrued interest	$1,212,065	$—

Debt discount realted to conversion feataure	(543,063)	—

Total	$669,002	$—

For financial statement presentation purposes, the notes are presented as follows:

6% Senior secured convertible notes, net of discount	$380,632
6% Senior unsecured convertible notes, net of discount	10,962
6% Senior unsecured convertible notes, net of discount, related party	277,408
Total	$669,002

NOTE 9 – DERIVATIVE LIABILITY

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

We evaluated whether convertible debt and warrants to acquire stock of the Company contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price under the respective convertible debt and warrant agreements. We determined that the conversion feature in the convertible notes described in Note 6 contained such provisions and recorded such instruments as derivative liabilities. Derivative liabilities were valued using the weighted-average Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions:

		Fair value at
	June 30,	Date of
	2012	Issuance
Conversion feature :	(unaudited)
Risk-free interest rate	0.04%	0.04%
Expected volatility	74%	74%
Expected life (in years)	2.83	3.08
Expected dividend yield	0%	0%
Fair value	$968,325	$592,326

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

During the three and six months ended June 30, 2012, the Company recorded a charge to other expense to reflect the change in fair value of the derivatives of $375,999 for both periods.

NOTE 10 – SHAREHOLDERS’ EQUITY

Common Stock

In conjunction with the reverse merger, the Company is considered to have issued 152,343,383 shares to the former shareholders of the Company. (See Note 3)

On April 19, 2012, the Company’s landlord returned 1,884,796 shares of the Company’s common stock that was previously issued to the landlord as part of a settlement. The Company did not provide any additional compensation to the landlord and no gain or loss has been reflected.

During the three months ended June 30, 2012, the Company issued an aggregate of 292,858 shares of its common stock for services. These shares were valued at the fair value at the date of issuance of $10,250 and reflected as compensation in the accompanying June 30, 2012 statement of operations.

Prior to the transaction with GrowLife, Inc. (formerly Phototron Holdings, Inc.), the members of SGT contributed $120,402 during the three months ended June 30, 2012.

Stock options

On April 5, 2012, the date of the Merger, Phototron had certain stock options outstanding that had been granted to its employees, officers and directors. The terms of these stock options remained unchanged as a result of the Merger and are summarized below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding, December 31, 2011	30,861,086	$0.07
Granted	—	—
Exercised	—	—
Forfeited or expired	8,026,780	0.15

Balance, June 30, 2012	22,834,306	$0.04	9.21	552,864

Vested or expected to vest at June 30, 2012	21,271,807	$0.04	8.71	552,864

Warrants

The following table summarizes warrant activity for our company during the six months ended June 30, 2012 and the year ended December 31, 2011:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Warrants	Price	Term	Value
Outstanding, December 31, 2011	2,248,954	$0.10	4.50	$22,490
Issued	—	—	—	—
Outstanding, June 30, 2012	2,248,954	$0.10	4.50	$—

There was no aggregate intrinsic value of the 2,248,954 warrants outstanding and exercisable as of June 30, 2012 based on the trading price as of the period then ended.

NOTE 11 – SUBSEQUENT EVENTS

On July 23, 2012, GrowLife, Inc. (formerly Phototron Holdings, Inc.) completed the purchase of substantially all of the assets (the “Assets”) of Donna Klauenburch and Tao Klauenburch, general partners doing business as Greners.com (collectively, “Greners”), related to the online retail business currently operated by Greners, pursuant to the terms of an Asset Purchase Agreement entered into by the parties on July 23, 2012 (the “Asset Purchase Agreement”). The Assets included equipment, finished goods, materials and supplies, contract rights, trademarks, domain names and implemented and operational components of software. In addition, the Company assumed certain of Greners’ liabilities which included Greners’ liabilities and obligations under its contracts and all express and implied warranties related to any materials supplied by Greners prior to the closing date.

In consideration for the Assets, the Company agreed to pay to Greners an aggregate of $450,000. Of the purchase price, $250,000 was paid in cash on the closing date and the remaining portion of the purchase price was paid in the form of a Secured Promissory Note (the “Note”) issued by the Company to Greners in the original principal amount of $200,000.

In accordance with the Asset Purchase Agreement, on July 23, 2012, the Company issued the Note to Greners. The original principal amount of the Note is $200,000 and pays 7% interest per annum. The Note is payable in installments of principal and interest in the amount of $52,206.47 on each of October 23, 2012, January 23, 2013, April 23, 2013 and July 23, 2013. The remaining outstanding principal balance and unpaid accrued interest is due and payable on July 23, 2013. If there is an uncured event of default, Greners may declare the entire principal and accrued interest amount immediately due and payable. Interest shall accrue on any principal amount past due at the rate equal to the lower of 10% per annum and the maximum amount allowed by law.

On August 6, 2012, Phototron Holdings, Inc. merged GrowLife, Inc., a Delaware corporation and wholly-owned subsidiary of Phototron Holdings, Inc., with and into Phototron Holdings, Inc. pursuant to the Certificate of Ownership and Merger filed with the Delaware Secretary of State on July 25, 2012 to be effective August 6, 2012. As a result of the merger, on August 6, 2012, Phototron Holdings, Inc.’s corporate named changed from Phototron Holdings, Inc. to GrowLife, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting our operating results, financial condition and liquidity and cash flows for the three and six months ended June 30, 2012 and 2011. The discussion and analysis that follows should be read together with the condensed consolidated financial statements and the notes to the financial statements included elsewhere in this report. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in the section of our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on April 4, 2012, captioned “Risk Factors.”

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

Results of Operations

Three Months Ended June 30, 2012 Compared to June 30, 2011

Revenue and cost of revenue

For the three months ended June 30, 2012, our revenue was $208,446, which was $44,402 (17%) less than in the three months ended June 30, 2011. During the most recent quarter, management was focused on completing the reverse merger and integrating its systems, facilities, policies and procedures and developing a new strategic direction for the company. The gross profit margin during the three months ended June 30, 2012, was 44% compared to 29% during the three months ended June 30, 2011 and reflects a change in the customer base from lower margin distributors to higher margin sales to retail customers.

Expenses

During the three months ended June 30, 2012, our general and administrative expenses were $409,190 compared to $108,680 during the three months ended June 30, 2011, an increase of $300,510. During 2011, we were a privately held company and did not incur any of the expense of being a public company. Those expenses include professional fees for legal, accounting, consultants and directors and officers insurance. Additionally, we hired most of Phototron’s general, administrative and sales staff; thereby incurring higher wage expense during the current quarter. We expect that our general and administrative expenses will remain at, or near, the current level for the foreseeable future.

During the quarter ended June 30, 2012, we incurred $450,187 of non-cash expenses, including $375,999 change in derivative liability, $26,563 fair value of vested stock options, $2,842 of depreciation expense and $44,783 of interest expense related to the amortization of discount on our subordinated notes payable. During the quarter ended June 30, 2011, we did not incur any non-cash expenses.

Loss

For the three months ended June 30, 2012, we incurred a net loss of $756,720 compared to a net loss of $38,855 during the three months ended June 30, 2011.

Six Months Ended June 30, 2012 Compared to June 30, 2011

Revenue and cost of revenue

For the six months ended June 30, 2012, our revenue was $300,255, which was $216,987 (42%) less than in the six months ended June 30, 2011. During the six months ended June 30, 2012, management was focused on completing the reverse merger and integrating its systems, facilities, policies and procedures and developing a new strategic direction for the company. The gross profit margin during the three months ended June 30, 2012, was 33% compared to 27% during the three months ended June 30, 2011 and reflects a change in the customer base from lower margin distributors to higher margin sales to retail customers.

Expenses

During the six months ended June 30, 2012, our general and administrative expenses were $534,334 compared to $235,941 during the six months ended June 30, 2011, an increase of $298,393. During 2011, we were a privately held company and did not incur any of the expense of being a public company. Those expenses include professional fees for legal, accounting, consultants and directors and officers insurance. Additionally, we hired most of Phototron’s general, administrative and sales staff; thereby incurring higher wage expense during the current quarter. We expect that our general and administrative expenses will remain at, or near, the current level for the foreseeable future.

During the six months ended June 30, 2012, we incurred $450,187 of non-cash expenses, including $375,999 change in derivative liability, $26,563 fair value of vested stock options, $2,842 of depreciation expense and $44,783 of interest expense related to the amortization of discount on our subordinated notes payable. During the quarter ended June 30, 2011, we did not incur any non-cash expenses.

Loss

For the six months ended June 30, 2012, we incurred a loss of $878,406, compared to a net loss of $102,572 during the six months ended June 30, 2011.

Liquidity and Capital Resources

As of June 30, 2012, we had a working capital deficiency of $1,020,802 compared to $382,863 at December 31, 2011. We have relied on funds generated through operations, through loans and through selling shares of our common stock in a series of private placements.

As of June 30, 2012, we had no contractual obligations.

During the six months ended June 30, 2012, cash used in operations was $281,588 compared to cash used of $55,111 during the same period in the prior year. Those expenses include professional fees for legal, accounting, consultants and directors and officers insurance. Additionally, we hired most of Phototron’s general, administrative and sales staff; thereby incurring higher wage expense during the current quarter. During the six months ended June 30, 2012, we incurred $450,187 of non-cash expenses, including $375,999 change in derivative liability, $26,563 fair value of vested stock options, $2,842 of depreciation expense,$49,283 of interest expense related to the amortization of discount on our subordinated notes payable and $10,250 of services rendered in exchange for shares of our common stock. During the quarter ended June 30, 2011, we did not incur any non-cash expenses.

During the six months ended June 30, 2012, we received $9,825 in cash from our reverse merger with Phototron Holdings, Inc. We had no investing activities during the six months ended June 30, 2011.

During the six months ended June 30, 2012, financing activities provided $249,799 of cash consisting of $104,397 of advances from a related party, $120,402 of equity contributions and $25,000 from the issuance of new notes payable. In conjunction with the Merger on April 5, 2012, we issued $500,000 of 6% convertible notes payable to the former note holders of SGT in exchange for the notes previously issued. The notes are convertible into common stock at an initial conversion price of $0.035 per share. The conversion price is subject to certain adjustments for certain changes in the number of outstanding shares of the Company’s common stock. In the event a dilutive issuance occurs such conversion price would be subject to a “full ratchet” adjustment that generally reduces the conversion price to equal the price in the dilutive issuance, regardless of the size of the dilutive issuance. Due to the potential variability of their exercise price, these Notes will have a derivative feature and accounted separately from the underlying notes payable.

Unless our operations generate significant revenues and cash flows from operating activities, our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, other collaborative agreements and strategic alliances. Our management is actively engaged in seeking additional capital to fund our operations in the short to medium term. We also intend to obtain, where appropriate, increases of the amounts available to us under existing revolving promissory notes. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated the design and operating effectiveness of our disclosure controls and procedures as of June 30, 2012, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2012 our disclosure controls and procedures were not effective.

Management has identified the following material weaknesses in our internal control over financial reporting:

• Our information systems lack sufficient controls limiting access to key applications and data; and

• Effective controls to ensure the accuracy, valuation and timeliness of the financial accounting process around inventory, including a lack of accuracy and basis for valuation resulting in adjustments to the amount of cost of revenues and the carrying amount of inventory.

Due to the identified material weaknesses, management has concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting and Remediation of the Material Weaknesses

During the quarter ended June 30, 2012, no changes to our internal control over financial reporting were identified that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

We are investing in efforts to improve the control environment and intend to commit resources to the continuous improvement of the design, implementation, documentation, testing, and monitoring of our internal controls.

Remediation Plans

Management, in coordination with the input, oversight and support of our Board of Directors, intends to strengthen our internal control over financial reporting and to address the material weaknesses described above. In addition to improving the effectiveness and compliance with key controls, our remediation efforts will involve ongoing business and accounting process improvements and the implementation of key system enhancements. The process and system enhancements will be generally designed to simplify and standardize business practices and to improve timeliness and access to associated accounting data through increased systems automation, appropriate limitations around IT access, as well as timely testing of controls throughout the fiscal year. While we expect remedial actions to be essentially implemented by the end of fiscal 2012, some may not be in place for a sufficient period of time to help us certify that material weaknesses have been fully remediated as of the end of fiscal year 2012. We will continue to develop our remediation plans and implement additional measures during the remainder of fiscal 2012 and possibly into fiscal 2013.

Inherent Limitation on the Effectiveness of Internal Controls

The effectiveness of any system of internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting can only provide reasonable, not absolute, assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

PART II

OTHER INFORMATION

Item 6.	Exhibits

Exhibit Index

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger dated March 21, 2012, among Phototron Holdings, Inc., SGT Merger Corporation, SG Technologies Corp, Sterling C. Scott and W-Net Fund I, L.P. Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2012.

2.2	Asset Purchase Agreement, dated July 23, 2012, by and among Phototron Holdings, Inc., Donna Klauenburch and Tao Klauenburch. Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2012.

3.1	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2012.

3.2	Certificate of Ownership and Merger merging GrowLife, Inc. with and into Phototron Holdings, Inc. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2012.

4.1	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock. Incorporated by reference to Exhibit 3.1.

10.1	Securities Purchase and Exchange Agreement, dated March 16, 2012, by and among Phototron Holdings, Inc., W-Net Fund I, L.P., and Europa International Inc. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2011.

10.2	Security Agreement, dated March 16, 2012, by and among Phototron Holdings, Inc., W-Net Fund I, L.P., Europa International Inc., Growlife, Inc., and Phototron, Inc. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2011.

10.3	Intellectual Property Security Agreement, dated March 16, 2012, by and among Phototron Holdings, Inc., W-Net Fund I, L.P., Europa International Inc., Growlife, Inc., and Phototron, Inc. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2011.

10.4	Form of 6% Senior Secured Convertible Note. Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2011.

10.5	Escrow Agreement, dated April 5, 2012, by and among Phototron Holdings, Inc., Sterling C. Scott, W-Net Fund I, L.P., and Stubbs, Alderton & Markiles, LLP, as escrow agent. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2012.

10.6	Voting Agreement, dated April 5, 2012, by and among Phototron Holdings, Inc., W-Net Fund I, L.P., Europa International Inc., and the former stockholders of SG Technologies Corp. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2012.

10.7	Secured Promissory Note, dated July 23, 2012, issued by Phototron Holdings, Inc. in favor of Donna Klauenburch and Tao Klauenburch. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2012.

10.8	Security Agreement, dated July 23, 2012, by and among Phototron Holdings, Inc., Donna Klauenburch and Tao Klauenburch. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2012.

10.9	Software Rights Agreement, dated July 23, 2012, by and among Phototron Holdings, Inc., Donna Klauenburch, Tao Klauenburch and Dennis Kuznetsov. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2012.

10.10	Noncompetition, Nonsolicitation and Nondisclosure Agreement, dated July 23, 2012, by and between Phototron Holdings, Inc. and Tao Klauenburch. Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2012.

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Growlife, Inc.

Date: August 20, 2012
By: /s/ Sterling Scott
Sterling Scott
Chief Executive Officer

Date: August 20, 2012	By:	/s/ Justin Manns
Justin Manns
Chief Financial Officer