Form 10-Q
period 2012-09-30
GROWLIFE, INC.
filed 2012-11-15
CIK 1161582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 000-50385

GROWLIFE, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	90-0821083 (I.R.S. Employer Identification No.)

717 E. Gardena Blvd., Gardena, California 90248

(Address of principal executive offices and zip code)

(818) 992-0200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 15, 2012 there were 343,573,181 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

PART 1 - FINANCIAL INFORMATION
ITEM 1. Financial Statements

Growlife, Inc. and Subsidiaries (formerly Phototron Holdings, Inc.)
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

Current Assets
Cash	$164,181	$24,437
Accounts receivable, net	13,775	14,479
Inventories	380,506	62,966
Deposits	52,257	3,600
Total current assets	610,719	105,482

Property and equipment, net	22,215	—

Intangibles	508,600	—
Goodwill	711,133	—

Total Assets	$1,852,667	$105,482

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$256,799	$81,997
Accrued expenses	77,429	1,644
Due to related party	—	183,103
Note payable, related party	—	193,000
Notes payable & accrued interest payable	226,336	25,000
Total current liabilities	560,564	484,744

6% Senior secured convertible notes, net of discount	1,129,074	—

Total liabilities	1,689,638	484,744

Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value; 3,000,000 shares authorized and outstanding, respectively	300	300
Common stock, $0.0001 par value; 1,000,000,000 shares authorized;
326,666,932 and 157,000,000 shares issued and outstanding, respectively	32,666	15,700
Additional paid-in capital	1,804,747	(16,000)
Accumulated deficit	(1,674,684)	(379,262)
Total stockholders' equity (deficit)	163,029	(379,262)

Total liabilities and stockholders' equity (deficit)	$1,852,667	$105,482

See accompanying notes to these condensed consolidated financial statements.

Growlife, Inc. and Subsidiaries (formerly Phototron Holdings, Inc.)

Condensed Consolidated Statement of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue	$475,870	$215,654	$776,125	$732,896

Cost of revenue	316,190	93,537	516,286	468,784

Gross profit	159,680	122,117	259,839	264,112

General and administrative	534,176	108,419	1,068,510	344,360

Income / (loss) from operations	(374,496)	13,698	(808,671)	(80,248)

Other income / (expenses)
Change in fair value of derivatives	473,152	—	97,153	—
Interest expense, net	(69,957)	(7,584)	(138,189)	(15,297)

Net income / (loss)	$28,699	$6,114	$(849,707)	$(95,545)

Net income / (loss) per share - (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - (basic and diluted)	324,720,061	117,750,000	260,080,749	117,750,000

See accompanying notes to these condensed consolidated financial statements.

Growlife, Inc. and Subsidiaries (formerly Phototron Holdings, Inc.)

Consolidated Statements of Cash Flows

(Unaudited)

					Additional
	Preferred Stock	Common Stock	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2011	3,000,000	300	157,000,000	15,700	(16,000)	(379,262)	(379,262)

Shares issued to acquire Phototron			152,343,383	15,234	284,766		300,000

Capital contributions					120,402		120,402

Imputed interest on non-interest bearing note payable					2,500		2,500

Shares of common stock retired			(1,884,796)	(188)	188		—

Fair value of option vested					26,563		26,563

142,857 shares purchased @.035. $5000 cash			142,857	14	4,986		5,000

Share based compensation			10,151,191	1,015	114,485		115,500

Stock dividends			8,914,297	891	444,824	(445,715)	—

To record the value of the beneficial conversion feature of new debt					822,033		822,033

Net loss						(849,707)	(849,707)
Balance as of September 30, 2012	3,000,000	300	326,666,932	32,666	1,804,747	(1,674,684)	163,029

See accompanying notes to these condensed consolidated financial statements.

Growlife, Inc. and Subsidiaries (formerly Phototron Holdings, Inc.)
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2012	2011
Operating Activities:
Net loss	$(849,707)	$(95,545)
Adjustments to reconcile net loss to net cash used by
operating activities
Depreciation	2,085	—
Fair value of vested stock options	26,563	—
Common stock issued for services	110,500	—
Accrued interest on notes payable	79,987	—
Inputed interest on related party loan	6,336	—
Change in fair value of derivative liability	(331,463)	—
Stock dividend issued to certain investors	(445,715)
Amortization of convertible notes debt discount	183,251	—
Changes in assets and liabilities net of effect of
acquisition:
Accounts receivable	704	—
Inventories	(57,718)	(7,158)
Deposits	(21,122)	(7,992)
Accounts payable	134,191	—
Accrued expenses	61,287	(984)

Net cash used in operating activities	(1,100,821)	(111,679)

Investing Activities
Cash paid for acquisition of Greners.com, Inc.	(250,000)	—
Cash acquired upon acquisition of Phototron Holdings, Inc.	9,825	—

Net cash used in investing activities	(240,175)	—

Financing Activities
Related party advances	(183,103)	—
Capital contributions	—	76,497
Proceeds from the issuance of common stock	5,000	—
Proceeds from convertible notes payable	1,504,110	—
Proceeds from convertible notes payable, related party	413,680	—
Payments on notes payable	(193,000)	93,000
Payments on notes payable, related party	(65,947)	—

Net cash provided by financing activities	1,480,740	169,497

Net increase in cash equivalents	139,744	57,818

Cash and cash equivalents, beginning of period	24,437	5,656

Cash and cash equivalents, end of period	$164,181	$63,474

Supplemental disclosure of cash flow information
Taxes paid	$—	$—

Interest paid	$—	$—

Supplemental disclosure of non-cash investing and financing activities
Notes payable converted into 6% convertible notes payable	$1,917,790	$—

See accompanying notes to these condensed consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES (formerly Phototron Holdings, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2012 (Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

Interim Results

The financial statements at September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 are unaudited, but include all adjustments, consisting of normal recurring entries, which our management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of our operation results in future periods.

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

Since after the Merger former holders of SGT’s common stock owned in excess of 50% of our fully-diluted shares of common stock, and as a result of certain other factors, including that all members of our executive management are members of SGT’s management, SGT is deemed to be the acquiring company and we are deemed to be the legal acquirer for accounting purposes, and the Merger was accounted for as a reverse merger and a recapitalization in accordance with generally accepted accounting principles in the United States (“GAAP”). The accompanying consolidated financial statements of Growlife, Inc. (formerly Phototron Holdings, Inc.) and subsidiaries reflect the historical activity of SGT, and the historical stockholders’ equity of SGT has been retroactively restated for the equivalent number of shares received in the exchange after giving effect to the differences in par value offset to additional paid-in capital. In connection with the Merger Agreement, we are deemed to have issued an additional 152,343,383 shares of common stock to our stockholders existing prior to the Merger. Net liabilities of $542,716 have been assumed as part of the purchase price.

On July 23, 2012, we completed the purchase of substantially all of the assets (the “Assets”) of Donna Klauenburch and Tao Klauenburch (“Tao”), general partners doing business as Greners.com (collectively, “Greners”), related to the online retail business currently operated by Greners, pursuant to the terms of an Asset Purchase Agreement entered into by the parties on July 23, 2012 (the “Asset Purchase Agreement”). The Assets included equipment, finished goods, materials and supplies, contract rights, domain names and implemented and operational components of software. In addition, the Company assumed certain of Greners’ liabilities which included Greners’ liabilities and obligations under its contracts and all express and implied warranties related to any materials supplied by Greners prior to the closing date.

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

Photetron designs and manufactures indoor mini-greenhouses (“Phototron Units”) capable of growing almost any herb, vegetable, flower, fruit or terrestrial plant better, stronger and faster than traditional farming methods. We also formulate and sell horticultural seeds, mineral nutrient solutions, growing mediums and germination kits to facilitate hydroponic gardening through the use of our Phototron Units, in addition to replacement parts for our Phototron Units to facilitate moderate customization.

SG Technologies manufactures hi-powered LED (Light Emitting Diode) grow light products for indoor horticulture, sold under the brand name “Stealth Grow LED.” Through SGT, we provide USA engineered, energy efficient and “green” technology for healthy and abundant indoor gardening. Stealth Grow LED products are available through more than 2,500 hydroponic retailers, and on-line resellers in the USA and Canada. We market our products under the Phototron and Stealth Grow LED brand names. In addition, we operate an online retail and wholesale ecommerce site, Greners.com. Greners.com sells hydroponic supplies and gardening equipment. Greners also provides educational information, customer service and product support to its national and international customers.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities. For the nine months ended September 30, 2012, the Company incurred a net loss of $849,707, cash used in operations was $655,106 and had a stockholders’ equity of $163,029. The Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements during this period primarily through the recurring issuance of notes payable and advances from a related party. These raise substantial doubt of the Company’s continuation as a going concern.

Successful completion of the Company’s development programs and its transition to attaining profitable operations is dependent upon obtaining additional financing. The Company does not have sufficient resources to fund its operations for the next twelve months. Accordingly, the Company needs to raise additional funds in order to satisfy its future working capital requirements, which it may not achieve on commercially reasonable terms.

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

Sales Returns

We allow customers to return defective products when they meet certain established criteria as outlined in our sales terms and conditions. It is our practice to regularly review and revise, when deemed necessary, our estimates of sales returns, which are based primarily on actual historical return rates. We record estimated sales returns as reductions to sales, cost of sales, and accounts receivable and an increase to inventory. Returned products which are recorded as inventory are valued based upon the amount we expect to realize upon its subsequent disposition. As of September 30, 2012 and December 31, 2011, there was no reserve for sales returns, which are minimal based upon our historical experience.

Warranty Costs

Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based, in part, on historical experience. During the nine months ended September 30, 2012, we negotiated a $46,000 credit with one of our vendors for future expected warranty repairs to defective units. This amount will be used to offset expected repairs in future periods. As of September 30, 2012, this amount is included in accrued liabilities. There was no reserve for future warranty costs at December 31, 2011.

Shipping and Handling Fees and Cost

For the three months ended September 30, 2012 and 2011, shipping and handling fees billed to customers of $48,529 and nil, respectively, were included in revenues. For the nine months ended September 30, 2012 and 2011, shipping and handling fees billed to customers of $61,068 and nil, respectively, were included in revenues.

For the three months ended September 30, 2012 and 2011, shipping and handling costs of $53,662 and $10,201, respectively, were included in cost of goods sold. For the nine months ended September 30, 2012 and 2011, shipping and handling costs of $82,918 and $25,707, respectively, were included in cost of goods sold.

Advertising Costs

Advertising costs are expensed as incurred and are included in general and administrative expenses in the amount of $84,377 and $17,997, for the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012, advertising costs of $158,158 and $58,171, respectively, were included in general and administrative expenses.

Cash and Cash Equivalents

We consider cash equivalents with original maturities of 90 days or less to be cash equivalents. As of September 30, 2012, we have no cash equivalents.

 Inventory

Inventory is stated at lower of cost or market, with cost being determined on average cost basis. Inventory consists of purchased finished goods and components used by the contract manufacturer. There was no reserve for inventory at September 30, 2012 and December 31, 2011.

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair value of net assets acquired. We do not amortize goodwill but do assess the recoverability of goodwill in the third quarter of each fiscal year, or more often if indicators warrant, by determining whether the fair value of each reporting unit supports its carrying value. The fair values of our identified reporting units were estimated using the present value of expected future discounted cash flows.

We make critical assumptions and estimates in completing impairment assessments of goodwill and other intangible assets. Our cash flow projections look several years into the future and include assumptions on variables such as future sales and operating margin growth rates, economic conditions, market competition, inflation and discount rates. A 10% decrease in the estimated discounted cash flows for the reporting units tested would result in an impairment that is not material to our results of operations. A 1.0 percentage point increase in the discount rate used would also result in an impairment that is not material to our results of operations.

We amortize the cost of other intangible assets over their estimated useful lives, which range up to ten years, unless such lives are deemed indefinite. Intangible assets with indefinite lives are tested in the third quarter of each fiscal year for impairment, or more often if indicators warrant.There are no impairment charges related to goodwill and other intangible assets for the nine months ended September 30, 2012 and 2011.

Income Taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded, when necessary, to reduce deferred tax assets to the amount expected to be realized.

As a result of the implementation of certain provisions of ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined, ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We adopted the provisions of ASC 740 as of January 1, 2007, and have analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the U.S. federal and California as our "major" tax jurisdictions.

We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740. Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes.

Fair Value of Financial Instruments

ASC Topic 820 defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

Level 1 - Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 - Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company’s adoption of fair value measurements and disclosures did not have a material impact on the financial statements and financial statement disclosures.

Derivative financial instruments

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of September 30, 2012, the Company no longer has derivative financial instruments.

Earnings (Loss) Per Share

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

Weighted average number of shares outstanding has been retroactively restated for the equivalent number of shares received by the accounting acquirer as a result of the reverse merger as if these shares had been outstanding as of the beginning of the earliest period presented. The 152,343,383 shares issued to the legal acquirer are included in the weighted average share calculation from April 5, 2012, the date of the exchange agreement. As of September 30, 2012, there were 12,851,187 stock options, 2,248,953 warrants and 69,000,000 convertible preferred stock for a total of 84,100,140 dilutive securities which are considered anti-dilutive and are not included in diluted earnings (loss) per share. As of December 31, 2011, there were 51,750,000 convertible preferred stock for a total of 51,750,000 dilutive securities which are considered anti-dilutive and are not included in diluted earnings (loss) per share.

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

The FASB issued Accounting Standards Update (ASU) No. 2012-02 Intangibles Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, on July 27, 2012, to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. Early adoption is permitted. The ASU could affect our fair value disclosures, and our results of operations, financial condition or liquidity.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

NOTE 3 – ACQUISITION - SGT

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

The Company has estimated that the fair value of the 152,343,383 common shares issued to the former stockholders of the Growlife Inc. to be $300,000; however, a formal valuation is underway and actual valuation may differ. The purchase price has been allocated to specific identifiable tangible and intangible assets at their fair value at the date of the purchase in accordance with Accounting Standards Codification 805, “Business Combinations”, as follows:

Tangible assets	$248,494
Intangible assets	225,000
Goodwill	634,128
Total	1,107,622
Less fair value of liabilities assumed	(807,622)
Purchase price	$300,000

The intangible assets relate to customer lists and will be amortized over their respective life of three years.

Pro-forma results of operations as if the acquisition had occurred at the beginning of the period for the nine months ended September 30, 2012 and 2011 and the three months ended September 30, 2011 are as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2011	2012	2011
Revenue	$425,190	$895,433	$846,086

Cost of revenue	210,689	584,290	560,403

Gross profit	214,501	311,143	285,683

General and administrative	2,985,019	1,852,682	3,663,099

Loss from operations	(2,770,518)	(1,541,539)	(3,377,416)

Other expenses
Change in fair value of derivatives	—	97,153	—
Interest expense,net	(14,617)	(138,319)	(15,789)

Net loss	$(2,785,135)	$(1,582,705)	$(3,393,205)

Net loss per share - (basic and diluted)	$(0.01)	$(0.00)	$(0.01)

Weighted average shares oustanding -
(basic and diluted)	326,666,931	326,666,931	326,666,931

NOTE 4 – ASSET PURCHASE – GRENERS.COM

On July 23, 2012, we completed the purchase of substantially all of the Assets of Greners, related to the online retail business currently operated by Greners, pursuant to the terms of an Asset Purchase Agreement. The Assets included equipment, finished goods, materials and supplies, contract rights, domain names and implemented and operational components of software. In addition, the Company assumed certain of Greners’ liabilities which included Greners’ liabilities and obligations under its contracts and all express and implied warranties related to any materials supplied by Greners prior to the closing date.

In consideration for the Assets, the Company agreed to pay to Greners an aggregate of $450,000. Of the purchase price, $250,000 was paid in cash on the closing date and the remaining portion of the purchase price was paid in the form of a Note issued by the Company to Greners in the original principal amount of $200,000.

The Company has estimated that the fair value of the assets purchased to be $450,000; however, a formal valuation is underway and actual valuation may differ. The purchase price has been allocated to specific identifiable tangible and intangible assets at their fair value at the date of the purchase in accordance with Accounting Standards Codification 805, “Business Combinations”, as follows:

Tangible assets	$93,000
Intangible assets	280,000
Goodwill	77,000
Total	450,000
Less fair value of liabilities assumed	—
Purchase price	$450,000

The intangible assets relate to customer lists and will be amortized over three years.

Unaudited Pro-forma results of operations as if the acquisition had occurred at the beginning of the period for the three and nine months ended September 30, 2012 and 2011 are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, (Unaudited)		September 30, (Unaudited)
	2012	2011	2012	2011
Revenue	$587,419	$897,945	$2,110,080	$3,088,384

Cost of revenue	398,844	663,532	1,562,451	2,365,826

Gross profit	188,575	234,413	547,629	722,558

General and administrative	837,101	261,930	1,688,078	786,730

Loss from operations	(648,526)	(27,517)	(1,140,449)	(64,077)

Other income / (expenses)
Change in fair value of derivatives	473,152	—	97,153	—
Interest expense,net	(69,957)	(7,584)	(139,319)	(16,671)

Net loss	$(245,331)	$(35,101)	$(1,182,615)	$(80,748)

Net loss per share - (basic and diluted)	$0.00	$0.00	$0.00	$0.00

Weighted average shares oustanding - (basic and diluted)	326,666,931	326,666,931	326,666,931	326,666,931

NOTE 5 – INVENTORIES

Inventories are comprised of the following as of:

	September 30,	December 31,
	2012 (Unaudited)	2011
Raw materials	$130,567	$—

Finished goods	249,939	62,966

	$380,506	$62,966

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of:

	September 30,	December 31,
	2012 (Unaudited)	2011
Machines and equipment	$5,554	$—
Furniture and fixtures	6,999	778
Computer equipment	10,922	5,583
Leasehold improvements	10,790	—
	34,265	6,361

Accumulated depreciation	12,050	6,361

	$22,215	$—

Depreciation expense for the three months ended September 30, 2012 and 2011 was $2,843 and nil. Depreciation expense for the nine months ended September 30, 2012 and 2011 was $5,325 and nil.

NOTE 7 – RELATED PARTY ADVANCES

From time to time the Company’s Chief Executive Officer (CEO) has advanced various amounts to the Company. As of December 31, 2011, the amount due the CEO was $183,103, and additional advances of $98,897 were made to the Company through April 5, 2012. On April 5, 2012, the CEO converted $282,000 of these advances into a 6% senior convertible note. The CEO made further advances during the nine months ended September 30, 2012 which were converted into a 6% senior convertible note.

NOTE 8 – NOTES PAYABLE

Notes payable consist of the following:

	September 30,	December 31,
	2012	2011
	(Unaudited)
Note payable to Greners. The original principal amount of the Note is $200,000 and pays 7% interest per annum. The Note is payable in installments of principal and interest in the amount of $52,206.47 on each of October 23, 2012, January 23, 2013, April 23, 2013 and July 23, 2013. The remaining outstanding principal balance and unpaid accrued interest is due and payable on July 23, 2013. If there is an uncured event of default, Greners may declare the entire principal and accrued interest amount immediately due and payable. Interest shall accrue on any principal amount past due at the rate equal to the lower of 10% per annum and the maximum amount allowed by law.	$200,000	$—

Note payable to former Phototron Officer. The note accrues interest at the per annum rate of 12% and payments of principal and interest in the amount of $4,000 per month. All unpaid amounts became due on August 22, 2012. The note is secured by three trademarks and substantially all of our assets.	20,000	—

Note payable, unsecured and due 60 days from demand. The note bears interest at the rate of 25% per annum, payable semi-monthly. The note is personally guaranteed by the Company's CEO. On April 5, 2012, this note was rolled into a convertible note payable, see note 9.	—	25,000

Note payable, related party, unsecured and due 120 days from demand. The note is non-interest bearing and is personally guaranteed by the Company's CEO. The Company imputed interest at the rate of 10% per annum. On April 5, 2012, this note was rolled into a convertible note payable, see note 9.	—	100,000

Note payable, related party, unsecured and due 120 days from demand. The note bears interest at the rate of 10% per annum, payable quarterly and is personally guaranteed by the Company's CEO. On April 5, 2012, this note was rolled into a convertible note payable, see note 9.	—	93,000
	$220,000	$218,000

For financial statement presentation purposes, the above notes have been classified as follows:

Note payable, related party	$—	$193,000
Notes payable	220,000	25,000
	$220,000	$218,000

Although the note holders have not made a demand for payment, the above notes have been classified as current liabilities.

NOTE 9 – 6% SENIOR CONVERTIBLE NOTES

On September 28, 2012, the Company entered into an amendment and exchange agreement (“Exchange Agreement”) with W-Net Fund I, Europa International, Inc., Sterling Scott, Robert Shapiro, Lauri Bilawa, Carla Badaracco and Forglen, LLC (the “Investors”). The Exchange Agreement provided for the issuance of new 6% Senior Convertible Notes (the “Notes”) that replaced the 6% Senior Convertible Notes that were issued during 2012. In connection with the Exchange Agreement, the investors invested additional capital and converted existing advances into the new notes. Accordingly, the principal balance of the new Notes was increased to $1,951,107.

The Notes accrue interest at the rate of 6% per annum and have a maturity date of April 15, 2015. No cash payments are required; however, accrued interest shall be due at maturity. In the event of a default the Investors may declare the entire principal and accrued interest to be due and payable. Default interest will accrue at the rate of 12% per annum. The Notes are secured by substantially all of the assets of the Company.

The Notes are convertible into common stock at the rate of $0.007 per share. The Company has determined that conversion feature qualifies as an embedded conversion feature and has determined its value to be $822,033. The Company calculated the beneficial conversion feature at its intrinsic value. The conversion price is subject to adjustment for stock splits and the like; however, the conversion price is not subject to adjustment in the event of a fundamental transaction or a dilutive issuance and the like. Accordingly, the beneficial conversion feature has been accounted for as a valuation discount to the Notes and will be amortized as an expense over the 2.5 year life of the Notes.

The Notes are summarized as follows:

	September 30,	December 31,
	2012	2011
6% senior secured convertible notes	$1,951,107	$—
Debt discount related to conversion feature	822,033	—
	$1,129,074	$—

The above notes replace certain notes issued during the second quarter of 2012. The previously issued notes consisted of the following:

In conjunction with the Merger on April 5, 2012, we issued certain 6% senior secured convertible notes payable in the amount of $670,129 and due on April 15, 2015. The notes were secured by substantially all of the assets of the company and three trademarks. Interest was accrued and is due at maturity. In the event of a default, the note holders may declare the entire principal and interest due and payable. The default interest rate were 12% per annum. The notes were convertible into common stock with an initial conversion price of $0.035 per share. The note conversion price were subject to specified adjustments for certain changes in the number of outstanding shares of our common stock, including conversions or exchanges of such. If additional shares of our capital stock were issued, except in specified exempt issuances, for consideration which was less than the then existing note conversion price (a “Dilutive Issuance”), then such conversion price would be subject to a “full ratchet” adjustment that generally reduces the conversion price to equal the price in the Dilutive Issuance, regardless of the size of the Dilutive Issuance.

In accordance with current accounting guidelines, the Company determined that the full ratchet adjustment of the conversion feature created a derivative liability upon issuance. The fair value of the embedded beneficial conversion feature of the Notes was determined by management to be $331,463 using a weighted average Black-Scholes Merton option pricing model. This amount was recorded as a derivative liability and a valuation discount upon issuance. The valuation discount was amortized as an expense over the 3 year life of the notes.

In connection with the reverse merger, we issued 6% notes payable in the amount of $500,000 to the former note holders and stockholders of SGT in exchange for notes of $218,000 previously issued by the company and $282,000 of advances that were due to our Chief Executive Officer. The Notes were unsecured and pay 6% interest per annum with a maturity date of April 15, 2015. Our obligations under the Notes would have accelerated upon bankruptcy, any default by us of our payment obligations under the Notes or the breach of any provision of any material agreement between us and such note holders. Default interest would have accrued after an event of default at an annual rate of 12%. The Notes were convertible at any time into common stock at a specified conversion price, which initially was $0.035 per share. The conversion price was subject to specified adjustments for certain changes in the number of outstanding shares of our common stock. In the event a dilutive issuance occurs such conversion price would be subject to a “full ratchet” adjustment that generally reduces the conversion price to equal the price in the dilutive issuance, regardless of the size of the dilutive issuance.

In accordance with current accounting guidelines, the Company determined that the full ratchet adjustment of the conversion feature created a derivative liability upon issuance. The fair value of the embedded beneficial conversion feature of the Notes was determined by management to be $245,920 using a weighted average Black-Scholes Merton option pricing model. This amount was recorded as a derivative liability and a valuation discount upon issuance. The valuation discount was amortized as an expense over the 3 year life of the notes.

On June 12, 2012, we issued a $25,000 unsecured convertible note payable with an interest rate of 6% per annum. The note was unsecured and is due on June 13, 2015. Interest was accrued monthly and payable at maturity. The Note was convertible at any time into common stock at a specified conversion price, which initially was $0.035 per share. The conversion price was subject to specified adjustments for certain changes in the number of outstanding shares of our common stock. In the event a dilutive issuance occurs such conversion price would be subject to a “full ratchet” adjustment that generally reduces the conversion price to equal the price in the dilutive issuance, regardless of the size of the dilutive issuance.

In accordance with current accounting guidelines, the Company determined that the full ratchet adjustment of the conversion feature created a derivative liability upon issuance. The fair value of the embedded beneficial conversion feature of the Notes was determined by management to be $14,943 using a weighted average Black-Scholes Merton option pricing model. This amount was recorded as a derivative liability and a valuation discount upon issuance. The valuation discount was amortized as an expense over the 3 year life of the notes.

NOTE 10 – DERIVATIVE LIABILITY

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

We evaluated whether convertible debt and warrants to acquire stock of the Company contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price under the respective convertible debt and warrant agreements. We determined that the conversion feature in the convertible notes issued during the second quarter of this year contained such provisions and recorded such instruments as derivative liabilities. Derivative liabilities were initially valued using the weighted-average Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions; (i) dividend yield of 0%; (ii) expected volatility of 74%; (iii) risk free rate of 0.04% and (iv) expected term of 3.08 years. Based upon this model, the Company determined an initial value of $592,326. The Company revalued the derivative liability at June 30, 2012, and determined that the value of the derivative liability had increased to $968,325 and recorded a charge to other expense. As described above, on September 28, 2012, the Company exchanged these notes for new notes that did not qualify for derivative liability treatment. Accordingly, the Company revalued the derivative liability at September 28, 2012 using the weighted average Black-Scholes-Merton option pricing model with the following assumptions; (i) dividend yield of 0%; (ii) expected volatility of 74%; (iii) risk free rate of 0.04% and (iv) expected term of 2.73 years. Due to the decline in the Company’s stock price from $0.05 at June 30, 2012 to $0.01 at September 28, 2012, the value of the derivative liability decreased to $66,707 and the Company recorded a credit to other income of $901,618. The remaining $66,707 was credited to other income at September 28, 2012 as part of the Exchange Agreement. The Notes issued as part of the Exchange Agreement contain a provision whereby they are convertible into shares of common stock at an intial conversion price of $0.007 per share. The initial conversion price will be adjusted for stock splits and the like. However, the conversion price of the new Notes will not be adjusted for a fundamental transaction or a down-round financing and do not qualify as a derivative liability.

NOTE 11 – SHAREHOLDERS’ EQUITY

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

During the nine months ended September 30, 2012, the Company issued an aggregate of 10,151,190 shares of its common stock for services. These shares were valued at the fair value at the date of issuance of $115,500 and reflected as compensation in the accompanying September 30, 2012 statement of operations.

Prior to the transaction with Growlife, Inc. (formerly Phototron Holdings, Inc.), the members of SGT contributed $120,402 during the three months ended June 30, 2012.

On July 12, 2012, the Company issued an additional 8,914,297 shares of its common stock to the participants in Phototron’s first quarter 2011 private placement. The Company did not receive any additional compensation for these shares. The additional shares were valued at $445,715 based on the fair value of the stock price on the date of declaration on June 8, 2012 and are recorded as a stock dividend to shareholder.

During the quarter ended September 30, 2012, the Company issued 9,858,333 shares of its common stock for stock based compensation. We recorded stock based compensation of $105,250 relates to these shares.

Stock options

On April 5, 2012, the date of the Merger, we had certain stock options outstanding that had been granted to its employees, officers and directors. The terms of these stock options remained unchanged as a result of the Merger and are summarized below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding December 31, 2011	30,861,086	$0.07
Granted	—	—
Exercised	—	—
Forfeited or expired	(18,009,900)	0.05
Outstanding September 30, 2012	12,851,186	$0.10	8.46	—

Vested or expected to vest at September 30, 2012	12,851,186	$0.10	8.46	—

Warrants

The following table summarizes warrant activity for our company during the nine months ended September 30, 2012 and the year ended December 31, 2011:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Warrants	Price	Term	Value
Outstanding, December 31, 2011	2,248,954	$0.10	4.50	$22,490
Issued	—	—	—	—
Outstanding, September 30, 2012	2,248,954	$0.10	4.50	$—

There was no aggregate intrinsic value of the 2,248,954 warrants outstanding and exercisable as of September 30, 2012 based on the trading price as of the period then ended.

NOTE 12 – SUBSEQUENT EVENTS

On October 22, 2012, our wholly owned subsidiary Growlife Hydropoinics, Inc. (“Purchaser”) completed the purchase of all of the shares (the “Shares”) of Soja, Inc. dba Urban Garden Supplies (the “Urban Garden”) from Richard Melograno, Michael Cook, and Scott Glass (collectively the “Sellers”). The effective date of the Stock Purchase Agreement was October 24, 2012 (“Agreement”). The Agreement included all of the assets and liabilities of Urban Garden which includes the inventory of the store located at 22516 Ventura Blvd., Woodland Hills, CA 91364 and various other assets. The Purchaser also assumed the liabilities of Urban Garden which was valued at $70,369.93. Our CEO Sterling Scott personally guaranteed this liability. In consideration for the Shares, the Company agreed to pay to the Sellers an aggregate of 3,906,250 shares of the Company’s common stock which was valued at $50,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting our operating results, financial condition and liquidity and cash flows for the three and nine months ended September 30, 2012 and 2011. The discussion and analysis that follows should be read together with the condensed consolidated financial statements and the notes to the financial statements included elsewhere in this report. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in the section of our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on April 4, 2012, captioned “Risk Factors.”

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

We design and manufacture indoor mini-greenhouses capable of growing almost any herb, vegetable, flower, fruit or terrestrial plant better, stronger and faster than traditional farming methods. Our products (“Phototron Units”), consisting of 21” x 39” units and 21” x 51” units, provide between 18,900 and 36,000 lumens of light. Phototron Units allow users to precisely control what a plant receives, grow crops densely, avoid using pesticides, increase yields and automatically water plants. We also formulate and sell horticultural seeds, mineral nutrient solutions, growing mediums and germination kits to facilitate hydroponic gardening through the use of our Phototron Units, in addition to replacement parts for our Phototron Units to facilitate moderate customization. In addition, through SGT, we manufacture hi-powered LED (Light Emitting Diode) grow light products for indoor horticulture, sold under the brand name “Stealth Grow LED.” We provide USA engineered, energy efficient and “green” technology for healthy and abundant indoor gardening. Stealth Grow LED products are available through more than 2,500 hydroponic retailers, and on-line resellers in the USA and Canada. We market our products under the Phototron and Stealth Grow LED brand names. In addition, we operate an online retail and wholesale ecommerce site, Greners.com. Greners.com sells hydroponic supplies and gardening equipment. Greners also provides educational information, customer service and product support to its national and international customers.

Results of Operations

Three Months Ended September 30, 2012 Compared to September 30, 2011

Revenue and cost of revenue

For the three months ended September 30, 2012, our revenue was $475,870, which was $260,216 (121%) more than in the three months ended September 30, 2011. This increase was mainly due to the combined revenues of the two entities. The gross profit margin during the three months ended September 30, 2012, was 34% compared to 57% during the three months ended September 30, 2011 and reflects a change in the customer base

Expenses

During the three months ended September 30, 2012, our general and administrative expenses were $534,176 compared to $108,419 during the three months ended September 30, 2011, an increase of $425,757. During 2011, we were a privately held company and did not incur any of the expense of being a public company. Those expenses include stock compensation, professional fees for legal, accounting, consultants and directors and officers insurance. Additionally, we hired most of Phototron’s general, administrative and sales staff; thereby incurring higher wage expense during the current quarter. We expect that our general and administrative expenses will remain at, or near, the current level for the foreseeable future.

Other Expenses

During the quarter ended September 30, 2012, we incurred $403,195 of other income expenses, including $473,152 change in derivative liability and $69,957 of interest expense related to the amortization of discount on our subordinated notes payable. During the quarter ended September 30, 2011, we incurred interest expense of $7,584.

Gain

For the three months ended September 30, 2012, we incurred a net income of $28,699 compared to a net income of $6,114 during the three months ended September 30, 2011.

Nine Months Ended September 30, 2012 Compared to September 30, 2011

Revenue and cost of revenue

For the nine months ended September 30, 2012, our revenue was $776,125, which was $43,229 (6%) more than in the nine months ended September 30, 2011. During the nine months ended September 30, 2012, management was focused on completing the reverse merger and integrating its systems, facilities, policies and procedures and developing a new strategic direction for the company. The gross profit margin during the nine months ended September 30, 2012, was 33% compared to 36% during the nine months ended September 30, 2011 and reflects a change in the customer base from lower margin distributors to higher margin sales to retail customers.

Expenses

During the nine months ended September 30, 2012, our general and administrative expenses were $1,068,510 compared to $344,360 during the nine months ended September 30, 2011, an increase of $724,150. During 2011, we were a privately held company and did not incur any of the expense of being a public company. Those expenses include stock compensation, professional fees for legal, accounting, consultants and directors and officers insurance. Additionally, we hired most of Phototron’s general, administrative and sales staff; thereby incurring higher wage expense during the current quarter. We expect that our general and administrative expenses will remain at, or near, the current level for the foreseeable future.

During the nine months ended September 30, 2012, we incurred $41,036 of other expenses, including $97,153 change in derivative liability and $138,189 of interest expense related to the amortization of discount on our subordinated notes payable. During the quarter ended September 30, 2011, we incurred interest expense of $16,210.

Loss

For the nine months ended September 30, 2012, we incurred a loss of $849,707, compared to a net loss of $95,545 during the nine months ended September 30, 2011.

Liquidity and Capital Resources

As of September 30, 2012, we had a working capital of $50,155 compared to a working capital deficiency of $379,262 at December 31, 2011. We have relied on funds generated through operations, through loans and through selling shares of our common stock in a series of private placements.

During the nine months ended September 30, 2012, cash used in operations was $1,100,821 compared to cash used of $111,679 during the same period in the prior year. Those expenses include professional fees for legal, accounting, consultants and directors and officers insurance. Additionally, we hired most of Phototron’s general, administrative and sales staff; thereby incurring higher wage expense during the current quarter. During the quarter ended September 30, 2011, we did not incur any non-cash expenses.

During the nine months ended September 30, 2012, we received $9,825 in cash from our reverse merger with Phototron Holdings, Inc. and purchased the assets of Greners.com for $250,000. We had no investing activities during the nine months ended September 30, 2011.

During the nine months ended September 30, 2012, cash provided by financing activities was $1,480,740.

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

Evaluation of Disclosure Controls and Procedures

We evaluated the design and operating effectiveness of our disclosure controls and procedures as of September 30, 2012, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2012 our disclosure controls and procedures were not effective.

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

Due to the identified material weaknesses, management has concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2012.

Changes in Internal Control over Financial Reporting and Remediation of the Material Weaknesses

During the quarter ended September 30, 2012, no changes to our internal control over financial reporting were identified that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

OTHER INFORMATION

Item 6.	Exhibits

Exhibit Index

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger dated March 21, 2012, among Phototron Holdings, Inc., SGT Merger Corporation, SG Technologies Corp, Sterling C. Scott and W-Net Fund I, L.P. Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2012.

2.2	Asset Purchase Agreement, dated July 23, 2012, by and among Phototron Holdings, Inc., Donna Klauenburch and Tao Klauenburch. Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2012.

3.1	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2012.

3.2	Certificate of Ownership and Merger merging GrowLife, Inc. with and into Phototron Holdings, Inc. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2012.

4.1	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock. Incorporated by reference to Exhibit 3.1.

10.1	Securities Purchase and Exchange Agreement, dated March 16, 2012, by and among Phototron Holdings, Inc., W-Net Fund I, L.P., and Europa International Inc. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2011.

10.2	Security Agreement, dated March 16, 2012, by and among Phototron Holdings, Inc., W-Net Fund I, L.P., Europa International Inc., Growlife, Inc., and Phototron, Inc. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2011.

10.3	Intellectual Property Security Agreement, dated March 16, 2012, by and among Phototron Holdings, Inc., W-Net Fund I, L.P., Europa International Inc., Growlife, Inc., and Phototron, Inc. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2011.

10.4	Form of 6% Senior Secured Convertible Note. Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2011.

10.5	Escrow Agreement, dated April 5, 2012, by and among Phototron Holdings, Inc., Sterling C. Scott, W-Net Fund I, L.P., and Stubbs, Alderton & Markiles, LLP, as escrow agent. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2012.

10.6	Voting Agreement, dated April 5, 2012, by and among Phototron Holdings, Inc., W-Net Fund I, L.P., Europa International Inc., and the former stockholders of SG Technologies Corp. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2012.

10.7	Secured Promissory Note, dated July 23, 2012, issued by Phototron Holdings, Inc. in favor of Donna Klauenburch and Tao Klauenburch. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2012.

10.8	Security Agreement, dated July 23, 2012, by and among Phototron Holdings, Inc., Donna Klauenburch and Tao Klauenburch. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2012.

10.9	Software Rights Agreement, dated July 23, 2012, by and among Phototron Holdings, Inc., Donna Klauenburch, Tao Klauenburch and Dennis Kuznetsov. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2012.

10.10	Noncompetition, Nonsolicitation and Nondisclosure Agreement, dated July 23, 2012, by and between Phototron Holdings, Inc. and Tao Klauenburch. Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2012.

10.11	Form of Amendment and Exchange Agreement Dated September 28, 2012. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2012.

10.12	Form of Amended and Restated 6% Senior Secured Convertible Note. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2012.

10.13	Stock Purchase Agreement, Dated October 24, 2012, By and Among Richard Melograno, Michael Cook, Scott Glass and GrowLife Hydroponics, Inc. Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2012.

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GrowLife, Inc.

Date: November 15, 2012	By:	/s/ Sterling Scott
Sterling Scott
Chief Executive Officer

Date: November 15, 2012	By:	/s/ Justin Manns
Justin Manns
Chief Financial Officer