Form 10-K
period 2012-12-31
GROWLIFE, INC.
filed 2013-04-01
CIK 1161582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number 000-50385

GrowLife, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	90-0821083 (I.R.S. Employer Identification No.)

20301 Ventura Blvd, Suite 126, Woodland Hills, California 91364

(Address of principal executive offices and zip code)

(800) 977-5255

(Registrant’s telephone number, including area code)

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $12,639,343.

As of April 1, 2013 there were 496,322,787 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

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

We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to many risks and uncertainties that could cause actual results to differ materially from any future results expressed or implied by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause these differences include, but are not limited to:

·	our failure to implement our business plan within the time period we originally planned to accomplish; and
·	other factors discussed under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

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

GrowLife, Inc.

Table of Contents to Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2012

PART I

ITEM 1. BUSINESS.

CORPORATE HISTORY

GrowLife, Inc. (formerly Phototron Holdings, Inc.) (“GrowLife”, “Company”, “we”, “us”, “our”, “our company”) was incorporated in the State of Delaware on March 7, 2001 under the name Wentworth III, Inc. On August 27, 2003, we completed the reverse acquisition of Whitco Company, L.P., a company engaged in the manufacture and sale of area lighting poles to distributors throughout the United States. On March 15, 2006, Whitco voluntarily filed for protection under Chapter 11 of the U.S. bankruptcy laws. On April 25, 2006, the bankruptcy court approved a sale of Whitco’s assets (other than cash and accounts receivable) used in its area lighting pole business. The assets were sold free and clear of any liens and encumbrances to a third party purchaser pursuant to Section 363 of the U.S. Bankruptcy Code. The purchaser issued a common stock purchase warrant to acquire shares of the purchaser’s common stock as consideration for the assets purchased (the “Purchase Warrant”).

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

Following Whitco’s liquidation in bankruptcy, we had nominal assets and nominal business operations and our business strategy had been to investigate and, if such investigation warranted, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. In furtherance of this business strategy, on July 25, 2006, we voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code. We subsequently determined to withdraw from bankruptcy court protection and, on motion made by the U.S. trustee, the bankruptcy court ordered the case dismissed on January 9, 2007. Since the dismissal of our bankruptcy case, we have settled our outstanding liabilities with creditors. In addition, effective February 22, 2007, we experienced a change in control and our management changed, pursuant to a Securities Purchase Agreement by and between our company and KIG Investors I, LLC. As part of KIG Investors’ liquidation and dissolution, on January 9, 2009, KIG Investors distributed all 2,562,015 shares of our common stock held by it to its members, Lionsridge Capital, LLC and Keating Investments, LLC, pro rata based on their respective membership interests in KIG Investors.

On January 15, 2010, Lionsridge, Keating Investments, Kevin R. Keating, Laurus Master Fund, Ltd., Garisch Financial, Inc. and Woodman Management Corporation entered into a Stock Purchase Agreement pursuant to which (1) Lionsridge, Keating Investments, Keating, Laurus and GFI (collectively, the “Sellers”) would sell to Woodman, and Woodman would purchase from the Sellers, an aggregate of 3,861,721 shares of our common stock (the “Shares”), which Shares represent 89.1% of the issued and outstanding shares of our common stock, (2) the Sellers would assign to Woodman the Sellers’ registration rights under existing agreements with our company, (3) each Seller and our company would release each other from all existing claims (other than claims by Keating for statutory or other rights to indemnification as a result of his service as an officer and director of our company) and (4) Keating Investments would indemnify Woodman and our company from liabilities arising out of any breach of any representation, warranty, covenant or obligation of Keating Investments, Keating and Lionsridge, for a period of six months from the closing of the transactions under the Purchase Agreement, up to a maximum amount of $50,000. The aggregate purchase price for the Shares was $210,130, or approximately $0.05441 per share. In connection with the Purchase Agreement, Woodman also agreed to assume, and to pay at the closing of the transactions under the Purchase Agreement, certain obligations of our company in an aggregate amount of $30,000 (including $15,000 owed to Keating Investments as a consulting fee for services rendered to us in connection with the transactions contemplated under the Purchase Agreement). The closing of the transactions under the Purchase Agreement occurred on February 3, 2010. Woodman paid the aggregate purchase price for the Shares with personal funds. On April 12, 2010, Woodman transferred the Shares to W-Net Fund I, L.P.

On February 14, 2011, we entered into an Agreement and Plan of Merger (“PHI Merger Agreement”) with PHI Merger Corporation, a California corporation and our wholly-owned subsidiary (“PHI MergerCo”), and Phototron, Inc., a California corporation (“Phototron”). The closing (the “PHI Closing”) of the transactions contemplated by the PHI Merger Agreement (the “PHI Merger”) occurred on March 9, 2011. At the PHI Closing, (a) PHI MergerCo was merged with and into Phototron; (b) Phototron became our wholly-owned subsidiary; (c) all of Phototron’s shares and options outstanding prior to the PHI Merger were exchanged (or assumed, in the case of options) for comparable securities of our company; and (d) 95% of our fully-diluted shares were owned by Phototron’s former shareholders and option holders. At the PHI Closing, we issued a total of 130,621,421 shares of our common stock to Phototron’s former shareholders, in exchange for the 1,666,666 shares of Phototron’s common stock outstanding prior to the PHI Merger. Upon the effectiveness of the PHI Merger, 8,662,262 shares of our common stock were maintained by our existing stockholders. In connection with the PHI Merger on March 9, 2011, we changed our name from Catalyst Lighting Group, Inc. to Phototron Holdings, Inc.

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

On March 21, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SGT Merger Corporation, a Nevada corporation and our wholly-owned subsidiary (“MergerCo”), SG Technologies Corp, a Nevada corporation (“SGT”), Sterling C. Scott (the “SGT Representative”), and W-Net Fund I, L.P., a Delaware limited partnership and current holder of our common stock (the “Investor Representative”). The closing (the “Closing”) of the transactions contemplated by the Merger Agreement (the “Merger”) occurred on April 5, 2012. At the Closing, (a) MergerCo was merged with and into SGT; (b) SGT became our wholly-owned subsidiary; and (c) all SGT shares of common stock were exchanged for shares of our common stock and shares of a new series of our preferred stock, which was designated Series A Preferred Stock (the “Series A Preferred Stock”), and has the rights, preferences, privileges and restrictions set forth in the Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock, which was filed with the Delaware Secretary of State on April 5, 2012. At the Closing, we issued to SGT’s former stockholders, in exchange for the 200 shares of SGT’s common stock outstanding immediately prior to the Merger, 157,000,000 shares of our common stock and 3,000,000 shares of Series A Preferred Stock.

Since after the Merger former holders of SGT’s common stock owned in excess of 50% of our fully-diluted shares of common stock, and as a result of certain other factors, including that all members of our executive management are members of SGT’s management, SGT was deemed to be the acquiring company and we are deemed to be the legal acquirer for accounting purposes, and the Merger was accounted for as a reverse merger and a recapitalization in accordance with GAAP.

The accompanying consolidated financial statements of GrowLife and its subsidiaries reflect the historical activity of SGT, and the historical stockholders’ equity of SGT has been retroactively restated for the equivalent number of shares received in the exchange after giving effect to the differences in par value offset to additional paid-in capital. In connection with the Merger Agreement, we are deemed to have issued an additional 152,343,383 shares of common stock to our stockholders existing prior to the Merger. Net liabilities of $542,716 have been assumed as part of the purchase price.

On July 23, 2012, we completed the purchase of substantially all of the assets (the “Assets”) of Donna Klauenburch and Tao Klauenburch, general partners doing business as Greners.com (collectively, “Greners”), related to the online retail business currently operated by Greners, pursuant to the terms of an Asset Purchase Agreement entered into by the parties on July 23, 2012. The Assets included equipment, finished goods, materials and supplies, contract rights, domain names and implemented and operational components of software. In addition, the Company assumed certain of Greners’ liabilities which included Greners’ liabilities and obligations under its contracts and all express and implied warranties related to any materials supplied by Greners prior to the closing date.

In consideration for the Assets, the Company agreed to pay to Greners an aggregate of $450,000. Of the purchase price, $250,000 was paid in cash on the closing date and the remaining portion of the purchase price was paid in the form of a Secured Promissory Note issued by the Company to Greners in the original principal amount of $200,000.

On August 6, 2012, GrowLife, Inc., a Delaware corporation and our wholly-owned subsidiary, merged with and into our company pursuant to the Certificate of Ownership and Merger filed with the Delaware Secretary of State on July 25, 2012 and effective on August 6, 2012. As a result of the merger, on August 6, 2012, our corporate named changed from Phototron Holdings, Inc. to GrowLife, Inc.

On October 22, 2012, our wholly owned subsidiary GrowLife Hydroponics, Inc., a Delaware corporation (“GH”), completed the purchase of all of the shares (the “UG Shares”) of Soja, Inc. dba Urban Garden Supplies (the “Urban Garden”) from Richard Melograno, Michael Cook, and Scott Glass (collectively, the “UG Sellers”). The effective date of the Stock Purchase Agreement was October 24, 2012 (“UG Agreement”). The UG Agreement included all of the assets and liabilities of Urban Garden which includes the inventory of the store located at 22516 Ventura Blvd., Woodland Hills, CA 91364 and various other assets. GH also assumed the liabilities of Urban Garden which were valued at $70,370. GrowLife’s CEO Sterling Scott personally guaranteed this liability. In consideration for the UG Shares, GrowLife agreed to pay to the UG Sellers an aggregate of 3,906,250 shares of the Company’s common stock valued at $156,641.

BUSINESS

General

We believe that 2012 was a year of transformation for our company. We began 2012 as a company with a single product line: Phototron grow chambers. In connection with the Merger, the management team was replaced and the Company refocused on providing legal products to the specialty urban gardening market. As and to the extent the state and federal regulatory landscape changes, we will look to expand our business to the regional and state-by-state market of legal medical marijuana, which we believe is an emerging market. The GrowLife family of companies now includes the online distribution hub Greners, the pioneering grow light product line Stealth Grow LED and our initial Los Angeles area retail supply location, Urban Garden, all of which were acquired by us during 2012.

From our single product line beginnings, we believe that we have become a prominent specialty holding company with multiple operating businesses that is actively positioned for growth in an urban gardening industry that we believe will generate significant annual sales at the consumer level.

GrowLife companies manufacture and supply branded equipment and expendables that promote and enhance the characteristics of quality and quantity of indoor and outdoor urban gardening. We believe that the acquisition of online retailer Greners is particularly noteworthy because it provides us with control of a recognized distribution channel for the industry. GrowLife also controls premier industry portal www.cannabis.org, which we believe will serve as another widely recognized and authoritative social channel for branded product promotion, sales and information as and to the extent the regulatory landscape changes. To complement brand awareness and to drive product sales, during 2012, we also launched company business units that are active in industry events, media and consulting services for the urban gardening industry.

We have focused on the urban gardening industry in the United States and have targeted such industry with products not subject to illegal substance regulatory regimes. GrowLife and its business units are organized and aim to operate in accordance with applicable state and federal laws. Accordingly, if and to the extent that state and federal laws permit the nationwide legal use of marijuana and/or medical marijuana, we expect to commercialize our products in that market.

Our revenue from net sales has steadily increased from $107,592 in the fiscal quarter ended March 31, 2012 to $674,620 in the fiscal quarter ended December 31, 2012, which we believe is a result of our product expansion, business alliances and strategic acquisitions. Our revenue from net sales in the fiscal quarters ended December 31, 2012 and 2011 were $674,620 and $215,510, respectively, which is an increase of 300%. The fiscal quarter ended December 31, 2012 was the first fiscal quarter in our company’s history of operations that was cash flow positive net of one time expenses incurred in previous fiscal periods. Also, the restructuring of our company’s operations during 2012 will eliminate derivative liability charges from our financial statements commencing in 2013.

Expansion and growth, our driving theme for GrowLife in 2012, remains our goal for 2013. GrowLife is actively engaged in improving and expanding its lineup of branded products through organic development, business alliances and acquisition. SGSensors.com, and its wireless automation products for grow rooms is a prominent example of our product development and brand extension. SG Sensors products are expected to be available for commercial sale in the summer of 2013. GrowLife is also actively engaged in building upon its direct to customers sales business by expansion and promotion of Phototron products to a wider consumer market. Finally, GrowLife remains actively engaged in exploring strategic acquisitions that will allow expansion of the company in the United States.

Through its wholly owned subsidiaries and divisions, GrowLife is positioning for rapid expansion of the scope of its business operations in the event of a substantive relaxation of state and federal laws related to cultivation, distribution and sale of cannabis related products, including industrial hemp. The pace of regulatory reform on a state and federal level from a prohibition stance to a tax and regulate approach, which are inherently uncertain future events, will largely determine the pace and the precise scope of expansion for GrowLife divisions and subsidiaries into portions of the business of cannabis in the United States in which GrowLife does not currently participate.

Brands:

STEALTH GROW LED is a leading brand of Hi-Power LED lights for indoor growing. Stealth Grow LED introduced the SG 602, the first quad band LED product with the intensity to replace energy inefficient 600 watt HPS lamps then expanded its line of industry leading LED products with the SG Veg, an extremely powerful LED light source that outperforms 1000 watt Metal Halide light sources. Stealth Grow LED further expanded its product offerings with the SG 1250 HO and the industry leading Nite Light, to allow growers to perform all necessary tasks during the dark cycle without interfering with plant photoperiods.

SGSENSORS is an operating division of SGT that markets wireless monitoring and control equipment to operate all major grow room functions. The product line allows 24/7 access to all lighting, irrigation, environmental and security controls through the use of a smart phone, tablet or CPU with optional cloud based data storage. High Times Magazine has featured the wonders of this new remote control grow room equipment as the cover story of its November 2012 issue for products that will release to commercial markets in the Summer of 2013.

PHOTOTRON is a 25 year old USA manufacturer of plant growing systems complete with its own self-contained attractive cabinet with a full line of accessories including nutrients, media, timers and controls. With favorable results in many different states on medical and even recreational cannabis initiatives in 2012, the company believes that the addressable market for its plants growing systems has expanded considerably. New initiatives will be rolled out throughout 2013, most of which will be direct to consumers, for direct sales of Phototron units and accessories into the expanding addressable market.

Channels:

GRENERS.COM is a Sonoma County, California based online supplier of a full range of hydroponic equipment for shipment worldwide. Started as a family business, its core strengths lie in its extensive and continuously updated product offering, its knowledgeable staff and their commitment to informative product reviews for customers, next day shipping across the country. Greners joined the GrowLife family of companies in July 2012. With the added resources of GrowLife, Greners is set to expand its business in 2013 through volume growth in supply of end user customers, increased commitment to unique opportunities for wholesale distribution and retail sales of GrowLife company brands.

GROWLIFE HYDROPONICS owns and operates a specialty hydroponics store in Los Angeles doing business as Urban Garden Supplies. Our store strives to provide realistic, hands on product demonstrations of core technology in a one stop shopping environment with well-informed full service sales and technical staff. Our core brands are first and foremost technology products that flourish where they can be demonstrated.

CANNABIS.ORG is an information portal for the medical marijuana industry that is in development by GrowLife with the objective of establishing the premier informational portal for the industry worldwide that , in the event of regulatory change, can also be a major revenue driver for expansion of GrowLife brands, a platform for establishing additional partnering and revenue share relationships and direct revenue generation through a myriad of ad revenue opportunities.

Other:

GROWLIFE PRODUCTIONS is a wholly owned business unit dedicated to promotion of GrowLife’s core brands through co-production and co-sponsorship of entertainment, lifestyle, music and film events across the country. GrowLife Productions aims to foster a growing community around GrowLife brands.

Competition

All of GrowLife’s brands and its retail and online distribution channels compete for customers and sales with many different companies and products that are competitive today and likely to be even more competitive in the future. Accordingly, it is essential that GrowLife and its companies continue to develop, improve and refine brands and the value propositions that are offered to customers.

We also face competition from other micro-cap public companies that offer equipment and expendables. Moreover, as the negative stigma associated with some types of urban gardening such as cannabis plants diminishes, it is very possible that other better capitalized public and private companies many enter the market and may effectively challenge the value proposition offered by GrowLife companies. These competitors may be able to attract customers more easily because of their financial resources. Our larger competitors can also devote substantially more resources to business development and may adopt more aggressive pricing policies. We will compete on the strength of our multiple business opportunities, product offerings, and management.

While our management believes that we have the opportunity to be successful in the urban agriculture market, there can be no assurance that we will be successful in accomplishing our business initiatives, or that we will be able to maintain significant levels of revenues, or recognize net income, from the sale of our products and services.

Intellectual Property and Proprietary Rights

Our intellectual property consists of brands and their related trademarks and websites, customer lists and affiliations, product know-how and technology, and marketing intangibles.

Our other intellectual property is primarily in the form of trademarks and domain names. We also hold rights to more than 30 urls related to our business including urls that are actively used in our day-to-day business such as www.growlifeinc.com, www.stealthgrow.com, www.phototron.com, www.greners.com, www.cannabis.org, and www.urbangardensupplies.com.

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

Government Regulation

Currently, there are eighteen states plus the District of Columbia that have laws and/or regulation that recognize in one form or another legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Many other states are considering legislation to similar effect. As of the date of this writing, the policy and regulations of the Federal government and its agencies is that cannabis has no medical benefit and a range of activities including cultivation and use of cannabis for personal use is prohibited on the basis of federal law and may or may not be permitted on the basis of state law. Active enforcement of the current federal regulatory position on cannabis on a regional or national basis may directly and adversely affect the willingness of customers of GrowLife to invest in or buy products from GrowLife. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect revenues and profits of the GrowLife companies.

Employees

As of April 1, 2013, we had 18 employees. Since inception, we have never had a work stoppage, and our employees are not represented by a labor union. We consider our relationship with our employees to be positive.

ITEM 1A. RISK FACTORS.

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors and all other information contained in this annual report on Form 10-K before purchasing shares of our common stock. If any of the following risks occur, our business, consolidated financial condition and/or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you may lose some or all of your investment.

Risks Related to Our Business

Federal regulation and enforcement may adversely affect the implementation of medical marijuana laws and regulations may negatively impact our revenues and profits. Currently, there are eighteen states plus the District of Columbia that have laws and/or regulation that recognize in one form or another legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Many other states are considering legislation to similar effect. As of the date of this writing, the policy and regulations of the Federal government and its agencies is that cannabis has no medical benefit and a range of activities including cultivation and use of cannabis for personal use is prohibited on the basis of federal law and may or may not be permitted on the basis of state law. Active enforcement of the current federal regulatory position on cannabis on a regional or national basis may directly and adversely affect the willingness of customers of GrowLife to invest in or buy products from GrowLife that may be used in connection with cannabis. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect revenues and profits of the GrowLife companies.

We may be unable to continue as a going concern if we do not successfully raise additional capital. If we are unable to successfully raise the capital we need we may need to reduce the scope of our business to fully satisfy our future short-term liquidity requirements. If we cannot raise additional capital or reduce the scope of our business, we may be otherwise unable to achieve our goals or continue our operations. As discussed in Note 2 in the Notes to the Consolidated Financial Statements, we have incurred losses from operations in the prior two years and have a lack of liquidity. These factors raise substantial doubt about our ability to continue as a going concern. In addition, our auditors have included in their report on our audited consolidated financial statements at December 31, 2012 and 2011 an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. While we believe that we will be able to raise the capital we need to continue our operations, there can be no assurances that we will be successful in these efforts or will be able to resolve our liquidity issues or eliminate our operating losses.

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

We have a history of operating losses and there can be no assurance that we can again achieve or maintain profitability. We did not achieve an operating profit for the year ended December 31, 2012. We have a history of operating losses and may not again achieve or maintain profitability. We cannot guarantee that we will become profitable. Even if we again achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability and our failure to do so would adversely affect our business, including our ability to raise additional funds.

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

Our future success depends on our ability to grow and expand our customer base. Our failure to achieve such growth or expansion could materially harm our business. To date, our revenue growth has been derived primarily from the sale of our products. Our success and the planned growth and expansion of our business depend on us achieving greater and broader acceptance of our products and expanding our customer base. There can be no assurance that customers will purchase our products or that we will continue to expand our customer base. If we are unable to effectively market or expand our product offerings, we will be unable to grow and expand our business or implement our business strategy. This could materially impair our ability to increase sales and revenue and materially and adversely affect our margins, which could harm our business and cause our stock price to decline.

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

Our future manufacturers could fail to fulfill our orders for products, which would disrupt our business, increase our costs, harm our reputation and potentially cause us to lose our market. We may depend on contract manufacturers in the future to produce our products. These manufacturers could fail to produce products to our specifications or in a workmanlike manner and may not deliver the units on a timely basis. Our manufacturers may also have to obtain inventories of the necessary parts and tools for production. Any change in manufacturers to resolve production issues could disrupt our ability to fulfill orders. Any change in manufacturers to resolve production issues could also disrupt our business due to delays in finding new manufacturers, providing specifications and testing initial production. Such disruptions in our business and/or delays in fulfilling orders would harm our reputation and would potentially cause us to lose our market.

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

Risks Related to our Common Stock

The limited trading market for our common stock results in limited liquidity for shares of our common stock and significant volatility in our stock price. Our shares of common stock are quoted on the OTCBB and OTCQB, but no assurance can be given that an active public trading market can be sustained. The OTCBB and OTCQB are generally regarded as a less efficient and less prestigious trading market than other national markets. We can provide no assurance regarding if or when our common stock will be quoted on another more prestigious exchange or market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. The absence of an active trading market reduces the liquidity of our common stock.

The market price of our stock is likely to be highly volatile because for some time there will likely be a thin trading market for the stock, which causes trades of small blocks of stock to have a significant impact on our stock price. As a result of the lack of trading activity, the quoted price for our common stock on the OTCBB and OTCQB are not necessarily a reliable indicator of its fair market value. Further, if we cease to be quoted, holders of our common stock would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock, and the market value of our common stock would likely decline.

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

Our officers, directors and principal stockholders can exert significant influence over us and may make decisions that are not in the best interests of all stockholders. Our officers, directors and principal stockholders (greater than 5% stockholders) collectively beneficially own approximately 15.4% of our common stock. As a result of such ownership these stockholders will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of our company or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of our company. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our principal executive offices are located at 20301 Ventura Blvd, Suite 126, Woodland Hills, CA 91364. In addition, we rent warehouse and office space at two other locations in California, 717 East Gardena Boulevard, Carson, CA 90248, and 30 C Mill St. Healdsburg, CA 95448. Our retail store is located at 22516 Ventura Blvd, Woodland Hills, CA 91364. The locations combined are approximately 17,600 square feet of office and warehouse space. The leases require minimum monthly payments of, in the aggregate, $12,916 and have a term of 12 months, 7 months and 3 months respectively. All of our leases have the option to renew at the current terms and conditions. We believe our facilities are adequate to meet our current and near-term needs and suitable additional spaces are available to accommodate any expansion needs.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY

SECURITIES.

Market Information

Our common stock is currently quoted on the OTCBB and OTCQB under the trading symbol “PHOT.” The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Year ended December 31, 2011	High	Low
First Quarter	$1.10	$0.09
Second Quarter	$1.01	$0.15
Third Quarter	$0.75	$0.11
Fourth Quarter	$0.20	$0.05

Year ended December 31, 2012
First Quarter	$0.14	$0.05
Second Quarter	$0.11	$0.025
Third Quarter	$0.054	$0.011
Fourth Quarter	$0.065	$0.01

On March 28, 2013, the closing sales price of our common stock as reported on the OTCQB was $0.0448 per share. As of March 28, 2013, there were approximately 145 record holders of our common stock.

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

Sales of Unregistered Securities

On April 5, 2012, we issued to SGT’s former stockholders 157,000,000 shares of our common stock and 3,000,000 shares of Series A Preferred Stock in connection with the Merger.

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

During the three months ended June 30, 2012, the Company issued an aggregate of 292,858 shares of its common stock for services. These shares were valued at the fair value at the date of issuance of $10,250.

On July 12, 2012, the Company issued an additional 8,914,297 shares of its common stock to the participants in our first quarter 2011 private placement. The Company did not receive any additional compensation for these shares. The additional shares were valued at $445,715 based on the fair value of the stock price on the date of declaration on June 8, 2012 and are recorded as a stock dividend to shareholder.

During the quarter ended September 30, 2012, the Company issued 9,858,333 shares of its common stock for stock based compensation. We recorded stock based compensation of $105,250 relates to these shares.

During the three months ended December 31, 2012, we issued 41,142,857 shares of common stock relating to the conversion of the Notes. We issued 4,053,012 shares of common stock for a cashless exercise of options. We issued 3,906,252 shares of restricted common stock relating to the acquisition of Urban Garden. We issued 185,714 shares of restricted common stock relating to a downward adjustment of a previous private placement. The additional shares were valued at $8,357 based on the fair value of the stock price on the date of declaration on June 8, 2012 and are recorded as a stock dividend to shareholder. We issued 13,750,000 shares of restricted common stock for professional services. We recorded stock based compensation of $227,500 relates to these shares.

In connection with the above transactions, we did not pay any underwriting discounts or commissions. None of the sales of securities described or referred to above was registered under the Securities Act of 1933, as amended (the “Securities Act”). Each of the purchasers was an accredited investor with whom we or one of our affiliates had a prior business relationship, and no general solicitation or advertising was used in connection with the sales. In making the sales without registration under the Securities Act, we relied upon the exemption from registration contained in Section 4(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA.

FINANCIAL HIGHLIGHTS

	Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenue	$91,809	$208,446	$475,870	$674,620

Cost of revenue	83,767	116,329	316,190	522,485

Gross profit	8,042	92,117	159,680	152,135

General and administrative	125,144	409,190	534,176	614,539

Loss from operations	(117,102)	(317,073)	(374,496)	(462,404)

Other income / (expenses)
Impairment of goodwill	—	—	—	(634,128)
Loss on extinguishment of debt	—	—	(428,467)	—
Change in fair value of derivatives		(375,999)	901,618	—
Interest expense, net	(4,584)	(63,648)	(69,957)	(240,064)

Net income / (loss)	$(121,686)	$(756,720)	$28,698	$(1,336,597)

Net income / (loss) per share - (basic and diluted)	$(0.00)	$(0.00)	$0.00	$(0.00)

Weighted average shares outstanding - (basic and diluted)	149,303,598	301,230,910	324,720,061	355,723,343

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion summarizes the significant factors affecting our consolidated operating results, consolidated financial condition, liquidity and cash flows for the periods ended December 31, 2012 and 2011. The discussion and analysis that follows should be read together with the consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this report. Management’s Discussion and Analysis of Financial Condition and Results Of Operations is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Consolidated Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in Section 1A above – “Risk Factors.”

Overview

GrowLife is a holding company with multiple operating businesses that manufacture and supply branded equipment and expendables in the USA for urban gardening, inclusive of equipment and expendables for gardening of medical marijuana. Wholly owned GrowLife companies include SGT, Phototron, and Greners. In addition to promotion and sales of GrowLife owned brands, GrowLife companies distribute and sell over 3,000 products (including the Stealth Grow line of LED lighting products and SG Sensors automated lighting and growing equipment) through on-line distribution channels, Greners.com, our on-line superstore, and through retail sales of the Company’s initial retail storefront business, Urban Garden Supplies. GrowLife’s www.cannabis.org is expected to provide GrowLife with another widely recognized and authoritative channel for branded product promotion and sales. GrowLife and its business units are organized and directed to operate strictly in accordance with all applicable state and federal laws.

GrowLife is actively engaged in improving and expanding its lineup of branded products through organic development, business alliances and acquisition. Consistent with this strategy, GrowLife has announced its commitment to a full scale launch of SG Sensors’ commercial MEDIGROW chamber business and is actively engaged in developing other business alliances and evaluating branded products for acquisition. GrowLife is also actively engaged in building upon its direct to customers sales business by expansion and promotion of Greners.com, StealthGrow.com, Phototron.com and other unique online channels of distribution. Finally, GrowLife is actively engaged in pursuing acquisitions that will allow its GrowLife Hydroponics retail sales division business to expand regionally in the United States.

Operating expenses consist primarily of payroll and related costs and corporate infrastructure costs. We expect that our operating expenses will increase as we hire additional staff and continue executing our business plan. We anticipate incurring approximately $200,000 in added annual costs related to operating as a public company, consisting of accounting and audit-related fees, legal fees, director and officer insurance premiums and filing and other miscellaneous fees.

Historically, we have funded our working capital needs primarily through the sale of our products, the issuance of short and long term promissory notes and the sale of shares of our capital stock.

Results of Operations

The Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Revenue and cost of revenue

For the year ended December 31, 2012, our revenue was $1,450,745 compared to $948,406 in the same period last year, an increase of $502,339 (53%). During 2012, we acquired SGT, Greners, and Urban Garden. The gross profit margin for the year ended December 31, 2012 was 28% compared to 24% in the same period last year. The increase in gross profit percentage reflects the acquisition of higher margin business lines.

General and administrative costs

General and administrative expenses for the year ended December 31, 2012 were $1,683,048 compared to $601,943 during the year ended December 31, 2011. For accounting purposes, we were a privately held company during 2011 and did not incur any of the costs associated with being a public company. General and administrative expenses include payroll, employee benefits, stock-based compensation expense, severance expense, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, certain taxes, and legal and other administrative fees. Additionally, we hired additional personnel to support our extended product development and operations.

Liquidity and Capital Resources

As of December 31, 2012, we had a working capital deficiency of $67,202 compared to a working capital deficiency of $379,262 at December 31, 2011. We have relied on funds generated through operations, through loans and through selling shares of our common stock in a series of private placements.

During the year ended December 31, 2012, cash used in operations was $1,073,301 compared to cash used of $282,817 during the same period in the prior year. Those expenses include professional fees for legal, accounting, consultants and directors and officers insurance. Additionally, we hired most of Phototron’s general, administrative and sales staff; thereby incurring higher wage expense during the current quarter. During the year ended December 31, 2011, we did not incur any non-cash expenses.

During the year ended December 31, 2012, cash used in investing activities was $240,175 which consisted of $250,000 for the purchase of Greners assets offset by $9,825 in cash received from our reverse merger with SGT and. During the year ended December 31, 2011, cash used in investing activities was $3,600.

During the year ended December 31, 2012, cash provided by financing activities was $1,325,641. This included proceeds from convertible notes payable of $1,141,092, advances from related parties of $98,897, additional contributed capital of $120,402, offset by payments on notes payable of $50,000. During the year ended December 31, 2011, cash provided by financing activities was $305,198. This included proceeds from notes payable of $93,000, advances from related parties of $22,198, and additional contributed capital of $190,000.

On September 28, 2012, we entered into an Amendment and Exchange Agreement (each an “Exchange Agreement” and collectively, the “Exchange Agreements”) with each of W-Net Fund I, L.P., Europa International Inc., Sterling Scott, Robert Shapero, Lauri S. Bilawa, Carla Badaracco and Forglen, LLC (each an “Investor” and collectively, the “Investors”). The Exchange Agreements amended the Securities Purchase and Exchange Agreement, dated as of March 16, 2012 (the “Securities Purchase Agreement”), pursuant to which, among other things, the Investors purchased from us 6% Senior Secured Convertible Notes (the “Notes”), which were convertible into shares of the Company’s common stock in accordance with the terms thereof at an exercise price of $0.035 per share. Under the terms of the Exchange Agreements, each Investor agreed to exchange the existing Notes for Amended and Restated 6% Senior Secured Convertible Notes which are convertible into shares of the Company’s common stock in accordance with the terms thereof at an exercise price of $0.007 per share, and provide for no price-based anti-dilution protection. Additionally, in connection with the Exchange Agreements, the Investors invested additional capital and/or converted existing advances into the Notes and accordingly, the principal balance under the Notes was increased from $1,495,129 to $1,918,077. The Notes pay 6% interest per annum with a maturity date of April 15, 2015. No cash interest payments are required, except that accrued and unconverted interest shall be due on the maturity date and on each conversion date with respect to the principal amount being converted, provided that such interest may be added to and included with the principal amount being converted. If there is an uncured event of default (as defined in the Notes), the holder of each Note may declare the entire principal and accrued interest amount immediately due and payable. Default interest will accrue after an event of default at an annual rate of 12%. The Notes may be prepaid by us at any time upon ten days’ prior written notice to the holders of the Notes, and the Notes may not be forced by us to be converted. The Notes are secured by first priority security interests in all of our assets and the assets of our subsidiaries, including intellectual property. Upon an event of default under the Notes or such agreements, the Note holders may be entitled to foreclose on any of such assets or exercise other rights available to a secured creditor under California and Delaware law. In addition, our subsidiaries guaranteed all of our obligations under the Notes. As a result of the Exchange Agreements, each Note is convertible at any time into common stock at $0.007 per share. The Note conversion price will be subject to specified adjustments for certain changes in the number of outstanding shares of our common stock, including conversions or exchanges of such.

From January 1, 2013 to April 1, 2013, the Company raised $534,760 by selling 15,278,861 shares of the Company’s restricted common stock.

Unless our operations generate significant revenues and cash flows from operating activities, our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, other collaborative agreements and strategic alliances. Our management is actively engaged in seeking additional capital to fund our operations in the short to medium term. We have relied on funds generated from operations, issuance of debt, and on the sale of our common stock to fund operations. We believe the cash on hand and the forecasted cash flow from operations will be sufficient to continue operations through the second quarter of 2014.

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

Reverse Merger Accounting

The Merger was accounted for as a reverse-merger and recapitalization in accordance with accounting principles generally accepted in the United States of America (“GAAP”). SGT was the acquirer for financial reporting purposes and the Company was the acquired company. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the Merger will be those of SGT and will be recorded at the historical cost basis of the Company. The consolidated financial statements after completion of the Merger include the assets and liabilities of the Company and SGT, historical operations of SGT and operations of the Company from the closing date of the Merger. Common stock and the corresponding capital amounts of the Company pre-merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the Merger. In conjunction with the Merger, SGT received no cash and assumed no liabilities from the Company. All members of the Company’s executive management are from SGT.

Principles of Consolidation

The consolidated balance sheets include the accounts of the Company and its subsidiaries. The consolidated statements of operations include the Company’s accounts and the accounts of its subsidiaries from the date of acquisition. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

In preparing these consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates and assumptions included in our consolidated financial statements relate to the valuation of long-lived assets, estimates of sales returns, inventory reserves and accruals for potential liabilities, and valuation assumptions related to equity instruments and share based compensation.

Revenue

Revenue is recognized on the sale of a product when the product is shipped, which is when the risk of loss transfers to our customers, and collection of the sale is reasonably assured. A product is not shipped without an order from the customer and the completion of credit acceptance procedures. The majority of our sales are cash or credit card; however, we occasionally extend terms to our customers. Accounts receivable are reviewed periodically for collectability. As of December 31, 2012 and 2011, we did not maintain a reserve for bad debt, which are minimal based upon our historical experience.

Sales Returns

We allow customers to return defective products when they meet certain established criteria as outlined in our sales terms and conditions. It is our practice to regularly review and revise, when deemed necessary, our estimates of sales returns, which are based primarily on actual historical return rates. We record estimated sales returns as reductions to sales, and accounts receivable. Returned products which are recorded as inventory are valued based upon the amount we expect to realize upon its subsequent disposition. As of December 31, 2012 and 2011, there was no reserve for sales returns, which are minimal based upon our historical experience.

Derivative Financial Instruments

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of December 31, 2012, the Company no longer has derivative financial instruments.

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

Recently Issued Accounting Standards

Effective January 2012, the Company adopted ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) on fair value measurement. A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend to change the application of existing requirements under Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements. ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not have a material impact on the consolidated financial statements and related disclosures.

Effective January 2012, the Company adopted ASU No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 is intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB. The amendments require that all nonowner changes in shareholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). ASU 2011-12 defers the provisions of ASU 2011-05 that require the presentation of reclassification adjustments on the face of both the statement of income and statement of other comprehensive income. Amendments under ASU 2011-05 that were not deferred under ASU 2011-12 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this update did not have a material impact on the consolidated financial statements and related disclosures and related disclosures.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position. Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013. The Company is evaluating the effect, if any, the adoption of ASU 2011-11 will have on its consolidated financial statements and related disclosures.

In July 2012, the FASB issued guidance on testing for indefinite-lived intangible assets for impairment. The new guidance provides an entity to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. The adoption of this accounting guidance will not have a material impact on our consolidated financial statements and related disclosures.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The Company is evaluating the effect, if any, the adoption of ASU 2013-02 will have on its consolidated financial statements and related disclosures.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders’ of

GrowLife, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of GrowLife, Inc. and Subsidiaries (the “Company”) as of December 31, 2012, and the related consolidated statement of operations, changes in stockholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company as of December 31, 2011, were audited by other auditors, whose report, dated July 6, 2012, expressed an unqualified opinion on those consolidated financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that we considered appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GrowLife, Inc. and Subsidiaries as of December 31, 2012 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has experienced recurring operating losses and negative cash flow since inception and has financed its working capital requirements through issuance of notes payable, common stock, and advances from related parties. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statement does not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, California

April 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Growlife, Inc,

Woodland Hills, California

We have audited the accompanying consolidated balance sheet of Growlife, Inc, (formally Phototron Holdings Inc.) as of December 31, 2011, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that we considered appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GrowLife Inc, (formally Phototron Holdings Inc.) as of December 31, 2011, and the results of their consolidated operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements through issuance of notes payable and advances from a related party. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.

Los Angeles, California

July 6, 2012

GrowLife, Inc. and Subsidiaries (formerly Phototron Holdings, Inc.)
Consolidated Balance Sheets

	December 31,
	2012	2011
ASSETS

Current Assets
Cash	$36,602	$24,437
Restricted cash	46,400	—
Accounts receivable, net	15,036	14,479
Inventories, net	357,976	62,966
Deposit	15,990	3,600
Total current assets	472,004	105,482

Property and equipment, net	19,372	—
Intangibles	508,600	—
Goodwill	279,515	—
Total Assets	$1,279,491	$105,482

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$293,020	$81,997
Accrued expenses	19,368	1,644
Deferred revenue	33,638	—
Due to related party	—	183,103
Notes payable, related party	—	193,000
Notes payable and accrued interest payable	193,180	25,000
Total current liabilities	539,206	484,744

6% Senior secured convertible notes, net of discount	1,077,640	—
Total liabilities	1,616,846	484,744

Commitments and contingencies

Stockholders' Deficit
Series A Preferred stock, $0.0001 par value; 3,000,000 shares authorized and outstanding,	300	300
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; respectively; 389,704,766 and 157,000,000 shares issued and outstanding	38,970	15,700
Additional paid-in capital (1)	2,643,941	(16,000)
Accumulated deficit	(3,020,566)	(379,262)
Total stockholders' deficit	(337,355)	(379,262)
Total liabilities and stockholders' deficit	$1,279,491	$105,482

(1) The December 31, 2011 capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction. See Note 2.

See accompanying notes to consolidated financial statements.

GrowLife, Inc. and Subsidiaries (formerly Phototron Holdings, Inc.)

Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2012	2011
Revenue	$1,450,745	$948,406

Cost of revenue	1,038,771	717,686

Gross profit	411,974	230,720

General and administrative	1,683,049	601,943

Loss from operations	(1,271,075)	(371,223)

Other income / (expenses)
Impairment of goodwill	(634,128)	—
Loss on extinguishment of debt	(428,467)	—
Change in fair value of derivatives	525,619	—
Interest expense, net	(378,253)	(25,412)

Net loss	$(2,186,304)	$(396,635)

Net loss per share - (basic and diluted)	$(0.01)	$(0.00)

Weighted average shares outstanding (2) - (basic and diluted)	245,420,970	157,000,000

See accompanying notes to consolidated financial statements.

(2) The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares. See Note 2.

GrowLife, Inc. and Subsidiaries (formerly Phototron Holdings, Inc.)

Consolidated Statements of Stockholders’ Deficit

For the Years Ended December 31, 2012 and 2011

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance as of December 31, 2010 (1)	3,000,000	300	157,000,000	15,700	(16,000)	(182,627)	(182,627)

Contributions						190,000	190,000

Imputed interest on related party notes payable						10,000	10,000

Net loss						(396,635)	(396,635)

Balance as of December 31, 2011 (1)	3,000,000	300	157,000,000	15,700	(16,000)	(379,262)	(379,262)

Shares issued to acquire Phototron			152,343,383	15,234	284,766		300,000

Capital contributions					120,402		120,402

Imputed interest on non-interest bearing note payable					2,500		2,500

Shares of common stock retired			(1,884,796)	(188)	188		0

Fair value of option vested					26,563		26,563

435,715 shares purchased @.035. $5000 cash			435,715	44	15,206		15,250

Share based compensation			23,608,333	2,361	330,389		332,750

Stock dividends			9,100,010	910	454,090	(455,000)	0

Shares issued to acquire Urban Garden			3,906,252	391	155,859		156,250

Shares issued for cashless exercise of options			4,053,012	405	(405)		0

Conversion of Notes			41,142,857	4,114	283,886		288,000

To record the value of the beneficial conversion feature of new debt					986,496		986,496

Net loss						(2,186,304)	(2,186,304)

Balance as of December 31, 2012	3,000,000	300	389,704,766	38,970	2,643,941	(3,020,566)	(337,355)

(1) The December 31, 2011 capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction. See Note 2.

See accompanying notes to consolidated financial statements.

GrowLife, Inc. and Subsidiaries (formerly Phototron Holdings, Inc.)
Consolidated Statements of Cash Flows

	December 31,
	2012	2011
OPERATING ACTIVITIES:
Net loss	$(2,186,304)	$(396,635)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	8,528	—
Reserves for inventories	27,843	—
Amortization of debt discount	97,172	—
Stock options expense	26,563	—
Share based compensation	332,750	—
Loss on extinguishment of debt	428,467	—
Fair value of derivative liability	(525,619)	—
Imputed interest on related party loans	2,500	10,000
Impairment of goodwill	634,128	—
Changes in operating assets and liabilities:
Changes in restricted cash	(46,400)	—
Accounts receivable	(556)	(14,479)
Prepaid expenses	15,004	—
Deposits	145	—
Inventory	(28,031)	35,639
Other assets	(3,600)	—
Accounts payable	170,412	81,998
Deferred revenue	33,638	—
Accrued expenses	(59,941)	660

Net cash used in operating activities	(1,073,301)	(282,817)

INVESTING ACTIVITIES:
Cash received from reverse merger	9,825	—
Cash paid for acquisitions	(250,000)	(3,600)

Net cash used in investing activities	(240,175)	(3,600)

FINANCING ACTIVITIES:
Payment on notes payable	(50,000)	—
Proceeds from convertible notes payable	1,141,092	—
Proceeds from notes payable, related party	—	93,000
Proceeds from issuance of common stock	15,250	—
Advances from related party	98,897	22,198
Proceeds from additional contributed capital	120,402	190,000

Net cash provided by financing activities	1,325,641	305,198

Net increase in cash	12,165	18,781

CASH AT BEGINNING PERIOD	24,437	5,656

CASH AT END OF PERIOD	$36,602	$24,437

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

NON-CASH TRANSACTIONS
Debt and interest converted to common stock	$288,000	$—
Notes and other liabilities converted into 6% convertible notes	$670,129	$—
Debt discount in connection with issuance of convertible debt	$986,496	$—
Common shares issued for cashless exercise of options	$405	$—
Common stock dividends	$455,000	$—
Common stock retired	$188	$—
Common stock issued in acquisition of Urban Gardens	$156,250	$—
Note issued in acquisition of Greners	$200,000	$—

See accompanying notes to consolidated financial statements.

GROWLIFE, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

GrowLife is a holding company with multiple operating businesses that manufacture and supply branded equipment and expendables in the USA for urban gardening, inclusive of equipment and expendables for growing of medical marijuana. Wholly owned GrowLife companies include SGT, Growlife Hydroponics, Urban Garden, Phototron, and Greners. In addition to promotion and sales of GrowLife owned brands, GrowLife companies distribute and sell over 3,000 products (including the Stealth Grow line of LED lighting products and SG Sensors automated lighting and growing equipment) through on-line distribution channels, Greners, our on-line superstore, and through retail sales of the Company’s initial retail storefront business, Urban Garden. GrowLife’s website, www.cannabis.org is expected to provide GrowLife with another widely recognized and authoritative channel for branded product promotion and sales. GrowLife and its business units are organized and directed to operate strictly in accordance with all applicable state and federal laws.

GrowLife is actively engaged in improving and expanding its line of branded products through organic development, business alliances and acquisition. Consistent with this strategy, GrowLife has announced its commitment to a full scale launch of SG Sensors’ commercial MEDIGROW chamber business and is actively engaged in developing other business alliances and evaluating branded products for acquisition. GrowLife is also actively engaged in building upon its direct to customers sales business by expansion and promotion of Greners.com, StealthGrow.com, Phototron.com and other unique online channels of distribution. Finally, GrowLife is actively engaged in pursuing acquisitions that will allow its GrowLife Hydroponics retail sales division business to expand regionally in the United States.

On February 14, 2011, GrowLife, Inc. (formerly Phototron Holdings, Inc.) (“GrowLife”, the “Company”, “we,” “us,” “our”, “our company”) entered into an Agreement and Plan of Merger (“PHI Merger Agreement”) with PHI Merger Corporation, a California corporation and our wholly-owned subsidiary (“PHI MergerCo”), and Phototron, Inc., a California corporation (“Phototron”). The closing (the “PHI Closing”) of the transactions contemplated by the PHI Merger Agreement (the “PHI Merger”) occurred on March 9, 2011. At the PHI Closing, (a) PHI MergerCo was merged with and into Phototron; (b) Phototron became our wholly-owned subsidiary; (c) all of Phototron’s shares and options outstanding prior to the PHI Merger were exchanged (or assumed, in the case of options) for comparable securities of our company; and (d) 95% of our fully-diluted shares were owned by Phototron’s former shareholders and option holders. At the PHI Closing, we issued a total of 130,621,421 shares of our common stock to Phototron’s former shareholders, in exchange for the 1,666,666 shares of Phototron’s common stock outstanding prior to the PHI Merger. Upon the effectiveness of the PHI Merger, 8,662,262 shares of our common stock were maintained by our existing stockholders. In connection with the PHI Merger, we changed our name from Catalyst Lighting Group, Inc. to Phototron Holdings, Inc., on March 9, 2011.

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

On March 21, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SGT Merger Corporation, a Nevada corporation and our wholly-owned subsidiary (“MergerCo”), SG Technologies Corp, a Nevada corporation (“SGT”), Sterling C. Scott (the “SGT Representative”), and W-Net Fund I, L.P., a Delaware limited partnership and current holder of our common stock (the “Investor Representative”). The closing (the “Closing”) of the transactions contemplated by the Merger Agreement (the “Merger”) occurred on April 5, 2012. At the Closing, (a) MergerCo was merged with and into SGT; (b) SGT became our wholly-owned subsidiary; and (c) all SGT shares of common stock were exchanged for shares of our common stock and shares of a new series of our preferred stock, which was designated Series A Preferred Stock (the “Series A Preferred Stock”), and has the rights, preferences, privileges and restrictions set forth in the Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock, which was filed with the Delaware Secretary of State on April 5, 2012. At the Closing, we issued to SGT’s former stockholders, in exchange for the 200 shares of SGT’s common stock outstanding immediately prior to the Merger, 157,000,000 shares of our common stock and 3,000,000 shares of Series A Preferred Stock.

Since after the Merger former holders of SGT’s common stock owned in excess of 50% of our fully-diluted shares of common stock, and as a result of certain other factors, including that all members of our executive management are members of SGT’s management, SGT is deemed to be the acquiring company and we are deemed to be the legal acquirer for accounting purposes, and the Merger was accounted for as a reverse merger and a recapitalization in accordance with GAAP. The accompanying consolidated financial statements of GrowLife and its subsidiaries reflect the historical activity of SGT, and the historical stockholders’ equity of SGT has been retroactively restated for the equivalent number of shares received in the exchange after giving effect to the differences in par value offset to additional paid-in capital. In connection with the Merger Agreement, we are deemed to have issued an additional 152,343,383 shares of common stock to our stockholders existing prior to the Merger. Net liabilities of $542,716 have been assumed as part of the purchase price.

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

On August 6, 2012, Growlife, Inc., a Delaware corporation and our wholly-owned subsidiary, merged with and into our company pursuant to the Certificate of Ownership and Merger filed with the Delaware Secretary of State on July 25, 2012 and effective August 6, 2012. As a result of the merger, on August 6, 2012, our corporate named changed from Phototron Holdings, Inc. to GrowLife, Inc.

On October 22, 2012, our wholly owned subsidiary GrowLife Hydroponics, Inc., a Delaware corporation (“GH”), completed the purchase of all of the shares (the “UG Shares”) of Soja, Inc. dba Urban Garden Supplies (the “Urban Garden”) from Richard Melograno, Michael Cook, and Scott Glass (collectively the “UG Sellers”). The effective date of the Stock Purchase Agreement was October 24, 2012 (“UG Agreement”). The UG Agreement included all of the assets and liabilities of Urban Garden which includes the inventory of the store located at 22516 Ventura Blvd., Woodland Hills, CA 91364 and various other assets. GH also assumed the liabilities of Urban Garden which were valued at $70,370. GrowLife’s CEO Sterling Scott personally guaranteed this liability. In consideration for the UG Shares, GrowLife agreed to pay to the UG Sellers an aggregate of 3,906,252 shares of the Company’s common stock valued at $156,250.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding our consolidated financial statements. Such consolidated financial statements and accompanying notes are the representation of our management, who are responsible for their integrity and objectivity.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America.

Going Concern

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. However, as of December 31, 2012, we have sustained recurring losses totaling $3,020,566 and have a stockholders’ deficit of $337,355. These conditions, among others, give rise to substantial doubt about our ability to continue as a going concern. Management is continuing to seek additional equity capital to fund the acquisition or to purchase an ongoing business and improving profitability of existing operations. Until such time, we anticipate our working capital needs will be funded through notes from our major stockholders. Management believes these steps will provide us with adequate funds to sustain our continued existence. There is, however, no assurance that the steps taken by management will meet all of our needs or that we will continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Reverse Merger Accounting

The Merger was accounted for as a reverse-merger and recapitalization in accordance with accounting principles generally accepted in the United States of America (“GAAP”). SGT was the acquirer for financial reporting purposes and the Company was the acquired company. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the Merger will be those of SGT and will be recorded at the historical cost basis of the Company. The consolidated financial statements after completion of the Merger include the assets and liabilities of the Company and SGT, historical operations of SGT and operations of the Company from the closing date of the Merger. Common stock and the corresponding capital amounts of the Company pre-merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the Merger. In conjunction with the Merger, SGT received no cash and assumed no liabilities from the Company. All members of the Company’s executive management are from SGT.

Principles of Consolidation

The consolidated balance sheets include the accounts of the Company and its subsidiaries. The consolidated statements of operations include the Company’s accounts and the accounts of its subsidiaries from the date of acquisition. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

In preparing these consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates and assumptions included in our consolidated financial statements relate to the valuation of long-lived assets, estimates of sales returns, inventory reserves and accruals for potential liabilities, and valuation assumptions related to equity instruments and share based compensation.

Revenue

Revenue is recognized on the sale of a product when the product is shipped, which is when the risk of loss transfers to our customers, and collection of the sale is reasonably assured. A product is not shipped without an order from the customer and the completion of credit acceptance procedures. The majority of our sales are cash or credit card; however, we occasionally extend terms to our customers. Accounts receivable are reviewed periodically for collectability. Balances outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable. As of December 31, 2012 and 2011, we did not maintain a reserve for bad debts, which are minimal based upon our historical experience.

Sales Returns

We allow customers to return defective products when they meet certain established criteria as outlined in our sales terms and conditions. It is our practice to regularly review and revise, when deemed necessary, our estimates of sales returns, which are based primarily on actual historical return rates. We record estimated sales returns as reductions to sales, and accounts receivable. Returned products which are recorded as inventory are valued based upon the amount we expect to realize upon its subsequent disposition. As of December 31, 2012 and 2011, there was no reserve for sales returns, which are minimal based upon our historical experience.

Warranty Costs

Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based, in part, on historical experience. During the year ended December 31, 2012, we negotiated a $46,000 credit with one of our vendors for future expected warranty repairs to defective units. This amount will be used to offset expected repairs in future periods. There was no reserve for future warranty costs at December 31, 2011.

Shipping and Handling Fees and Cost

For the years ended December 31, 2012 and 2011, shipping and handling fees billed to customers of $124,337 and nil, respectively, were included in revenues.

For the years ended December 31, 2012 and 2011, shipping and handling costs of $156,503 and $39,784, respectively, were included in cost of goods sold.

Advertising Costs

Advertising costs are expensed as incurred and are included in general and administrative expenses in the amount of $203,470 and $103,367, for the years ended December 31, 2012 and 2011, respectively.

Cash and Cash Equivalents

We consider cash equivalents with original maturities of 90 days or less to be cash equivalents. As of December 31, 2012 and 2011, we have no cash equivalents.

Restricted Cash

As of December 31, 2012 and 2011, we had $46,400 and $0, respectively, of restricted cash on deposit as collateral for processing our e-commerce sales.

Concentrations of Credit Risk

During the years ended December 31, 2012 and 2011, the Company did not have a concentration in revenue.

During 2012 and 2011, approximately 86%, of the Company’s purchases included in cost of sales were from one supplier. The supplier was owed $34,389 and $0 as of December 31, 2012 and 2011, respectively.

Inventories

Inventories are recorded on a first in first out basis. Inventory consists of purchased finished goods and components held for resale. Inventory is valued at the lower of cost or market. The reserve for inventory was $27,843 and zero at December 31, 2012 and 2011.

Property and Equipment

Property and equipment are stated at cost. Assets acquired held under capital leases are initially recorded at the lower of the present value of the minimum lease payments discounted at the implicit interest rate (35% for assets currently held under capital lease) or the fair value of the asset. Major improvements and betterments are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over an estimated useful life of five years. Assets acquired under capital lease are depreciated over the lesser of the useful life or the lease term. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated statements of operations.

Goodwill and Intangible Assets

The Company evaluates the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill.

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

We amortize the cost of other intangible assets over their estimated useful lives, which range up to ten years, unless such lives are deemed indefinite. Intangible assets with indefinite lives are tested in the third quarter of each fiscal year for impairment, or more often if indicators warrant.

We recorded $634,128 of impairment charges related to goodwill pertaining to the Company’s Phototron subsidiary as management revised its sales forecast for the product which impaired the goodwill as of December 31, 2012. No impairment charges related to other intangible assets and goodwill to other subsidiaries for the years ended December 31, 2012 and 2011 were determined by the Company’s management.

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

Level 1 - observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - include other inputs that are directly or indirectly observable in the marketplace.

Level 3 - unobservable inputs which are supported by little or no market activity.

The carrying value of cash, accounts receivable, accounts payables, due to related party, notes payable, and 6% senior secured convertible notes approximates their fair values due to their short-term maturities.

Derivative financial instruments

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of December 31, 2012, the Company no longer has derivative financial instruments.

Loss Per Share

Basic loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all potentially dilutive common shares had been issued, using the treasury stock method. Potentially dilutive common shares were excluded from the diluted loss per share calculation because they were anti-dilutive.

The weighted average number of shares outstanding has been retroactively restated for the equivalent number of shares received by the accounting acquirer as a result of the reverse merger as if these shares had been outstanding as of the beginning of the earliest period presented. The 152,343,383 shares issued to the legal acquirer are included in the weighted average share calculation from April 5, 2012, the date of the exchange agreement. As of December 31, 2012, there were potentially 12,851,187, 256,439,594, and 69,000,000 shares common stock issuable upon the exercise of options, conversion of notes and conversion of preferred stock , respectively, for a total of 338,290,781 dilutive securities which are considered anti-dilutive and are not included in diluted loss per share. As of December 31, 2011, there were potentially 51,750,000 shares of common stock issuable upon conversion of preferred stock which are considered anti-dilutive and are not included in diluted loss per share.

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

Recently Issued Accounting Pronouncements

Effective January 2012, the Company adopted ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) on fair value measurement. A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend to change the application of existing requirements under Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements. ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not have a material impact on the consolidated financial statements and related disclosures.

Effective January 2012, the Company adopted ASU No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 is intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB. The amendments require that all non-owner changes in shareholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). ASU 2011-12 defers the provisions of ASU 2011-05 that require the presentation of reclassification adjustments on the face of both the statement of income and statement of other comprehensive income. Amendments under ASU 2011-05 that were not deferred under ASU 2011-12 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this update did not have a material impact on the consolidated financial statements and related disclosures.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position. Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013. The Company is evaluating the effect, if any, the adoption of ASU 2011-11 will have on its consolidated financial statements and related disclosures.

In July 2012, the FASB issued guidance on testing for indefinite-lived intangible assets for impairment. The new guidance allows an entity to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. The adoption of this accounting guidance will not have a material impact on our consolidated financial statements and related disclosures.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The Company is evaluating the effect, if any, the adoption of ASU 2013-02 will have on its consolidated financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

NOTE 3 – ACQUISITION - SGT

On March 21, 2012, we entered into the Merger Agreement. The Closing of the transactions contemplated by the Merger Agreement occurred on April 5, 2012. At the Closing, (a) MergerCo was merged with and into SGT; (b) SGT became our wholly-owned subsidiary; and (c) all SGT shares of common stock were exchanged for shares of our common stock and shares of our Series A Preferred Stock. At the Closing, we issued to SGT’s former stockholders, in exchange for the 200 shares of SGT’s common stock outstanding immediately prior to the Merger, 157,000,000 shares of our common stock and 3,000,000 shares of Series A Preferred Stock.

Since after the Merger former holders of SGT’s common stock owned in excess of 50% of our fully-diluted shares of common stock, and as a result of certain other factors, including that all members of our executive management are members of SGT’s management, SGT is deemed to be the acquiring company and we are deemed to be the legal acquirer for accounting purposes, and the Merger was accounted for as a reverse merger and a recapitalization in accordance with GAAP. The accompanying consolidated financial statements of GrowLife and its subsidiaries reflect the historical activity of SGT, and the historical stockholders’ equity of SGT has been retroactively restated for the equivalent number of shares received in the exchange after giving effect to the differences in par value offset to additional paid-in capital. In connection with the Merger Agreement, we are deemed to have issued an additional 152,343,383 shares of common stock to our stockholders existing prior to the Merger.

The Company has estimated that the fair value of the 152,343,383 common shares issued to our stockholders existing prior to the Merger to be $300,000; the purchase price has been allocated to specific identifiable tangible and intangible assets at their fair value at the date of the purchase in accordance with Accounting Standards Codification 805, “Business Combinations”, as follows:

Tangible assets	$248,494
Intangible assets	225,000
Goodwill	634,128
Total	1,107,622
Less fair value of liabilities assumed	(807,622)
Purchase price	$300,000

The intangible assets relate to customer lists and will be amortized over their respective life of three years.

On December 31, 2012, we recorded an impairment of goodwill of $634,128.

Unaudited pro-forma results of operations as if the acquisition had occurred at the beginning of the period for the years ended December 31, 2012 and 2011 are as follows:

	Years Ended
	December 31,
	2012	2011
	(unaudited)
Revenue	$1,570,053	$945,157

Cost of revenue	1,106,775	671,676

Gross profit	463,278	273,481

General and administrative	2,477,172	3,520,205

Loss from operations	(2,013,894)	(3,246,724)

Other expenses
Impairment of goodwill	(634,128)	—
Loss on extinguishment of debt	(428,467)
Change in fair value of derivatives and other	525,619	—
Interest expense, net	(676,874)	(64,543)

Net loss	$(3,227,745)	$(3,311,268)

Net loss per share - (basic and diluted)	$(0.01)	$(0.02)

Weighted average shares outstanding
(basic and diluted)	245,420,970	157,000,000

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

In consideration for the assets of Greners, the Company agreed to pay to Greners an aggregate of $450,000. $250,000 of the purchase price was paid in cash on the closing date and the remaining portion of the purchase price was paid in the form of a Note issued by the Company to Greners in the original principal amount of $200,000.

The Company has estimated that the fair value of the assets purchased to be $450,000; The purchase price has been allocated to specific identifiable tangible and intangible assets at their fair value at the date of the purchase in accordance with Accounting Standards Codification 805, “Business Combinations”, as follows:

Tangible assets	$93,000
Intangible assets	233,500
Goodwill	123,500
Total	450,000
Less fair value of liabilities assumed	—
Purchase price	$450,000

The intangible assets relate to customer lists and the website and will be amortized over their life of five and ten years, respectively.

Unaudited Pro-forma results of operations as if the acquisition had occurred at the beginning of the period for the year ended December 31, 2012 and 2011 are as follows:

	For the Years Ended
	December 31,
	2012	2011
Revenue	$2,784,700	$3,974,061

Cost of revenue	2,084,936	3,234,220

Gross profit	699,764	739,841

General and administrative	2,312,568	1,255,690

Loss from operations	(1,612,804)	(515,849)

Other expenses
Impairment of goodwill	(634,128)	—
Loss on extinguishment of debt	(428,467)
Change in fair value of derivatives	525,619	—
Interest expense,net	(379,383)	(24,683)

Net loss	$(2,529,162)	$(540,532)

Net loss per share - (basic and diluted)	$(0.01)	$(0.00)

Weighted average shares oustanding - (basic and diluted)	245,420,970	157,000,000

NOTE 5 –PURCHASE – URBAN GARDEN

On October 22, 2012, GH completed the purchase of all of the UG Shares from the UG Sellers. The effective date of the UG Agreement was October 24, 2012. The UG Agreement included all of the assets and liabilities of Urban Garden which includes the inventory of the store located at 22516 Ventura Blvd., Woodland Hills, CA 91364 and various other assets. GH also assumed the liabilities of Urban Garden which were valued at $70,761. GrowLife CEO Sterling Scott personally guaranteed this liability. In consideration for the UG Shares, GrowLife agreed to pay to the Sellers an aggregate of 3,906,250 shares of the Company’s common stock valued at $156,250.

The Company has estimated that the fair value of the assets purchased to be $227,011. The purchase price has been allocated to specific identifiable tangible and intangible assets at their fair value at the date of the purchase in accordance with Accounting Standards Codification 805, “Business Combinations”, as follows:

Inventory	$35,000
Intangible assets	60,000
Goodwill	132,011
Total	227,011
Less fair value of liabilities assumed	(70,761)
Purchase price	$156,250

The intangible assets relate to customer lists and trade names will be amortized over their respective life of five years.

Unaudited Pro-forma results of operations as if the acquisition had occurred at the beginning of the period for the year ended December 31, 2012 and 2011 are as follows:

	For the Years Ended
	December 31,
	2012	2011
Revenue	$2,287,049	$2,863,956

Cost of revenue	1,626,360	1,970,197

Gross profit	660,689	893,759

General and administrative	1,939,261	711,695

Loss from operations	(1,278,572)	182,064

Other income / (expenses)
Impairment of goodwill	(634,128)
Loss on extinguishment of debt	(428,467)
Change in fair value of derivatives	525,619	—
Interest expense, net	(378,253)	(25,412)

Net income / (loss)	$(2,193,801)	$156,652

Net income / (loss) per share - (basic and diluted)	$(0.01)	$0.00

Weighted average shares outstanding - (basic and diluted)	245,420,970	157,000,000

NOTE 6 – INVENTORIES

Inventories are comprised of the following as of:

	December 31,
	2012	2011
Raw materials	$167,413	$—

Finished goods	218,406	62,966

Less: inventory reserve	(27,843)	—

	$357,976	$62,966

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of:

	December 31,
	2012	2011
Machines and equipment	$5,554	$—
Furniture and fixtures	6,997	778
Computer equipment	10,920	5,583
Leasehold improvements	10,790	—
	34,261	6,361

Accumulated depreciation	(14,889)	(6,361)

	$19,372	$—

Depreciation expense for the years ended December 31, 2012 and 2011 was $8,528 and nil, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS

From time to time the Company’s Chief Executive Officer (CEO) has advanced various amounts to the Company. As of December 31, 2011, the amount due the CEO was $183,103, and additional advances of $98,897 were made to the Company through April 5, 2012. On April 5, 2012, the CEO converted $282,000 of these advances into a 6% senior convertible note. The CEO made further advances during the year ended December 31, 2012 which were converted into a 6% senior convertible note.

During the second quarter of 2011, we entered into a revolving line of credit with W-Net Fund I, L.P. (“W-Net”). Under the terms of the related agreement, we were able borrow up to an aggregate of $150,000 and the outstanding balance included interest at the rate of 12% per annum. The note evidencing the outstanding balance was unsecured and was due on or before May 2, 2012. On August 13, 2011, the outstanding balance on this note was rolled into a new promissory note to W-Net. The initial balance on this new promissory note was $255,408. On September 27, 2011, we borrowed an additional $40,000 from W-Net under the same terms. On October 12, 2011, the outstanding note balance plus accrued interest was converted into a senior secured promissory note payable to W-Net (the “W-Net Note”). The W-Net Note was secured by substantially all of our assets and three trademarks and accrued interest at the per annum rate of 12%. On December 22, 2011, we entered into a Revolving Promissory Note (the “Revolving Note”) with W-Net. Under the terms of the Revolving Note, W-Net agreed to advance to us, from time to time and at W-Net’s discretion, amounts up to an aggregate of $150,000 pursuant to requests made by us until December 31, 2012. All advances shall be paid on or before December 31, 2013 and interest shall accrue from the date of any advance on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of twelve percent (12%) per annum, compounded annually. Our obligations under the Revolving Note will accelerate, upon written notice from W-Net, upon a bankruptcy event with respect to us, any default in our payment obligations or our breach of any provision of any material agreement between us and W-Net. Upon an event of default, the Revolving Note will bear interest at the rate of 12% per annum, compounded annually. On March 16, 2012, the outstanding note balances plus accrued interest were converted into a 6% Senior Secured Convertible Note. Such note pays 6% interest per annum with a maturity date of April 15, 2015 and is secured by substantially all of our assets and three trademarks. If there is an uncured event of default under such note, W-Net may declare the entire principal and accrued interest amount immediately due and payable. Default interest will accrue after an event of default at an annual rate of 12%. On September 28, 2012, the Company entered into an Amendment and Exchange Agreement with W-Net. The Exchange Agreements amended the Securities Purchase and Exchange Agreement, dated as of March 16, 2012. W-Net agreed to exchange the existing Notes and $491,268 of loans owed by the Company for Amended and Restated 6% Senior Secured Convertible Notes which are convertible into shares of the Company’s common stock in accordance with the terms thereof at an exercise price of $0.007 per share, and provide for no price-based anti-dilution protection. On March 13, 2013, we terminated the Revolving Note. As of December 31, 2012, $808,902 was outstanding on the W-Net Note.

On March 16, 2012, we issued a 6% Senior Secured Convertible Note (the “Europa Note”) to Europa, in the original principal amount of $205,128.77 in exchange for, among other things, a promissory note previously issued by us. The Europa Note pays 6% interest per annum with a maturity date of April 15, 2015. Our obligations under the Europa Note would accelerate upon our bankruptcy, any default by us of our payment obligations under the Europa Note or our breach of any provision of any material agreement between us and Europa. Default interest will accrue after an event of default at an annual rate of 12%. The Europa Note is convertible at any time into common stock at a specified conversion price $0.007 per share. As of December 31, 2012, $254,257 was outstanding on the Europa Note. On September 28, 2012, the Company entered into an Amendment and Exchange Agreement with Europa. The Exchange Agreements amended the Securities Purchase and Exchange Agreement, dated as of March 16, 2012. Europa agreed to exchange the existing Notes and $100,000 of loans owed by the Company for Amended and Restated 6% Senior Secured Convertible Notes which are convertible into shares of the Company’s common stock in accordance with the terms thereof at an exercise price of $0.007 per share, and provide for no price-based anti-dilution protection.

In connection with the Merger, on April 5, 2012, we issued a 6% Senior Secured Convertible Note to (a) Sterling C. Scott, our Chief Executive Officer, in the original principal amount of $282,000 (the “Scott Note”) and (b) Lauri S. Bilawa, a beneficial owner of more than 5% of our outstanding common stock, in the original principal amount of $193,000 (the “Bilawa Note”), in exchange for promissory notes previously issued by SGT. The Scott Note and Bilawa Note (collectively, the “SGT Notes”) pay 6% interest per annum with a maturity date of April 15, 2015. Our obligations under the SGT Notes would accelerate upon our bankruptcy, any default by us of our payment obligations under the SGT Notes or our breach of any provision of any material agreement between us and such noteholders. Default interest will accrue after an event of default at an annual rate of 12%. The SGT Notes are convertible at any time into common stock at a specified conversion price$0.007 per share. As of December 31, 2012, $201,503 was outstanding on the Bilawa Note. On September 28, 2012, the Company entered into an Amendment and Exchange Agreement with Sterling Scott and Lauri Bilawa. The Exchange Agreements amended the Securities Purchase and Exchange Agreement, dated as of March 16, 2012. Sterling Scott agreed to exchange the existing Notes and $131,680 of loans owed by the Company for Amended and Restated 6% Senior Secured Convertible Notes which are convertible into shares of the Company’s common stock in accordance with the terms thereof at an exercise price of $0.007 per share, and provide for no price-based anti-dilution protection. As of December 31, 2012, $429,111 was outstanding on the Scott Note.

Commencing in August 2012, outside board members were awarded 2,000,000 shares per year which vest quarterly.

NOTE 9 – NOTES PAYABLE

Notes payable consist of the following:

	December 31,
	2012	2011

Note payable to Greners. The original principal amount of the Note is $200,000 and pays 7% interest per annum. The Note is payable in installments of principal and interest in the amount of $52,206 on each of October 23, 2012, January 23, 2013, April 23, 2013 and July 23, 2013. The remaining outstanding principal balance and unpaid accrued interest is due and payable on July 23, 2013. If there is an uncured event of default, Greners may declare the entire principal and accrued interest amount immediately due and payable. Interest shall accrue on any principal amount past due at the rate equal to the lower of 10% per annum and the maximum amount allowed by law.	$153,250	$—

Note payable to former Phototron officer. The note accrues interest at the per annum rate of 12% and payments of principal and interest in the amount of $4,000 per month. All unpaid amounts became due on August 22, 2012. This note is currently in default. The note is secured by three trademarks and substantially all of our assets.	24,287	—

Note payable, unsecured and due 60 days from demand. The note bears interest at the rate of 25% per annum, payable semi-monthly. The note is personally guaranteed by the Company's CEO. On April 5, 2012, this note was rolled into a convertible note payable, see note 10.	—	25,000

Revolving Promissory Note payable to W-Net Fund I, L.P. (“W-Net”). Under the terms of the Revolving Note, W-Net agreed to advance to us, from time to time and at W-Net’s discretion, amounts up to an aggregate of $150,000 pursuant to requests made by us until December 31, 2013. All amounts were repaid in March 2013.	15,643	—

Note payable to a related party due to their ownership of greater than 10% ownership in 2011, which is unsecured and due 120 days from demand. The note is non-interest bearing and is personally guaranteed by the Company's CEO. The Company imputed interest at the rate of 10% per annum. On April 5, 2012, this note was rolled into a convertible note payable, see note 10.	—	100,000

Note payable to related party due to their ownership of greater than 10% ownership in 2011, which is unsecured and due 120 days from demand. The note bears interest at the rate of 10% per annum, payable quarterly and is personally guaranteed by the Company's CEO. On April 5, 2012, this note was rolled into a convertible note payable, see note 10.	—	93,000
	$193,180	$218,000

For financial statement presentation purposes, the above notes have been classified as follows:

Note payable, related party	$39,930	$193,000
Notes payable	153,250	25,000
	$193,180	$218,000

Although the note holders have not made a demand for payment, the above notes have been classified as current liabilities.

NOTE 10 – 6% SENIOR CONVERTIBLE NOTES

On September 28, 2012, the Company entered into an amendment and exchange agreement (“Exchange Agreement”) with W-Net, Europa International, Inc., Sterling Scott, Robert Shapiro, Lauri Bilawa, Carla Badaracco and Forglen, LLC (the “Investors”). The Exchange Agreement provided for the issuance of new 6% Senior Convertible Notes (the “6% Notes”) that replaced the 6% Senior Convertible Notes that were previously issued during 2012. In connection with the Exchange Agreement, the Investors invested additional capital and converted existing advances into the new notes. Accordingly, the principal balance of the new 6% Notes was increased to $1,918,077 as of September 30, 2012.

The 6% Notes accrue interest at the rate of 6% per annum and have a maturity date of April 15, 2015. No cash payments are required; however, accrued interest shall be due at maturity. In the event of a default the Investors may declare the entire principal and accrued interest to be due and payable. Default interest will accrue at the rate of 12% per annum. The 6% Notes are secured by substantially all of the assets of the Company.

The 6% Notes are convertible into common stock at the rate of $0.007 per share. The Company has determined that the conversion feature is considered a beneficial conversion feature and determined its value on the date of the Exchange Agreement to be $822,033 on September 28, 2012. The Company calculated the beneficial conversion feature at its intrinsic value. The conversion price is subject to adjustment for stock splits and the like; however, the conversion price is not subject to adjustment in the event of a fundamental transaction or a dilutive issuance. Accordingly, the beneficial conversion feature has been accounted for as a valuation discount to the Notes and will be amortized via effective interest method as an expense over the 2.5 year life of the Notes. During the quarter ended December 31, 2012, we issued an additional $165,000 of 6% Notes.

The 6% Notes are summarized as follows:

	December 31,
	2012	2011
6% senior secured convertible notes	$1,863,099	$—
Debt discount related to conversion feature	785,459	—
	$1,077,640	$—

The 6% Notes replace certain notes issued during the second quarter of 2012. The previously issued notes consisted of the following:

In conjunction with the Merger on April 5, 2012, we issued certain 6% senior secured convertible notes payable in the amount of $670,129 and due on April 15, 2015. The notes were secured by substantially all of the assets of the company and three trademarks. Interest was accrued and is due at maturity. In the event of a default, the note holders may declare the entire principal and interest due and payable. The default interest rate was 12% per annum. The notes were convertible into common stock with an initial conversion price of $0.035 per share. The note conversion price was subject to specified adjustments for certain changes in the number of outstanding shares of our common stock, including conversions or exchanges of such. If additional shares of our capital stock were issued, except in specified exempt issuances, for consideration which was less than the then existing note conversion price (a “Dilutive Issuance”), then such conversion price would be subject to a “full ratchet” adjustment that generally reduces the conversion price to equal the price in the Dilutive Issuance, regardless of the size of the Dilutive Issuance.

In accordance with current accounting guidelines, the Company determined that the full ratchet adjustment of the conversion feature created a derivative liability upon issuance. The fair value of the embedded beneficial conversion feature of such notes was determined by management to be $331,463 using a weighted average Black-Scholes Merton option pricing model. This amount was recorded as a derivative liability and a valuation discount upon issuance. The valuation discount was amortized as an expense via effective interest method over the 3 year life of the notes. The notes were exchanged for 6% Notes on September 28, 2012.

In connection with the Merger, we issued 6% notes payable in the amount of $500,000 to the former note holders and stockholders of SGT in exchange for notes of $218,000 previously issued by the company and $282,000 of advances that were due to our Chief Executive Officer. Such notes were unsecured and pay 6% interest per annum with a maturity date of April 15, 2015. Our obligations under the Notes would have accelerated upon bankruptcy, any default by us of our payment obligations under the Notes or the breach of any provision of any material agreement between us and such note holders. Default interest would have accrued after an event of default at an annual rate of 12%. The Notes were convertible at any time into common stock at a specified conversion price, which initially was $0.035 per share. The conversion price was subject to specified adjustments for certain changes in the number of outstanding shares of our common stock. In the event a dilutive issuance occurs such conversion price would be subject to a “full ratchet” adjustment that generally reduces the conversion price to equal the price in the dilutive issuance, regardless of the size of the dilutive issuance.

In accordance with current accounting guidelines, the Company determined that the full ratchet adjustment of the conversion feature created a derivative liability upon issuance. The fair value of the embedded beneficial conversion feature of such notes was determined by management to be $245,920 using a weighted average Black-Scholes Merton option pricing model. This amount was recorded as a derivative liability and a valuation discount upon issuance. The valuation discount was amortized as an expense over the 3 year life of the notes. The notes were exchanged for 6% Notes on September 28, 2012.

On June 12, 2012, we issued a $25,000 unsecured convertible note payable with an interest rate of 6% per annum. The note was unsecured and is due on June 13, 2015. Interest was accrued monthly and payable at maturity. Such note was convertible at any time into common stock at a specified conversion price, which initially was $0.035 per share. The conversion price was subject to specified adjustments for certain changes in the number of outstanding shares of our common stock. In the event a dilutive issuance occurs such conversion price would be subject to a “full ratchet” adjustment that generally reduces the conversion price to equal the price in the dilutive issuance, regardless of the size of the dilutive issuance. In accordance with current accounting guidelines, the Company determined that the full ratchet adjustment of the conversion feature created a derivative liability upon issuance. The fair value of the embedded beneficial conversion feature of such notes was determined by management to be $14,943 using a weighted average Black-Scholes Merton option pricing model. This amount was recorded as a derivative liability and a valuation discount upon issuance. The valuation discount was amortized as an expense over the 3 year life of the notes. The notes were exchanged for 6% Notes on September 28, 2012.

NOTE 11 – DERIVATIVE LIABILITY

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

We evaluated whether convertible debt and warrants to acquire stock of the Company contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price under the respective convertible debt and warrant agreements. We determined that the conversion feature in the convertible notes issued during the second quarter of this year contained such provisions and recorded such instruments as derivative liabilities. Derivative liabilities were initially valued using the weighted-average Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions; (i) dividend yield of 0%; (ii) expected volatility of 74%; (iii) risk free rate of 0.04% and (iv) expected term of 3.08 years. Based upon this model, the Company determined an initial value of $592,326. The Company revalued the derivative liability at June 30, 2012, and determined that the value of the derivative liability had increased to $968,325 and recorded a charge to other expense as as change in fair value of derivatives of $375,999. As described above, on September 28, 2012, the Company exchanged these notes for new notes that did not qualify for derivative liability treatment. Accordingly, the Company revalued the derivative liability at September 28, 2012 using the weighted average Black-Scholes-Merton option pricing model with the following assumptions; (i) dividend yield of 0%; (ii) expected volatility of 74%; (iii) risk free rate of 0.04% and (iv) expected term of 2.73 years. Due to the decline in the Company’s stock price from $0.05 at June 30, 2012 to $0.01 at September 28, 2012, the value of the derivative liability decreased to $66,707 and the Company recorded a credit to other income as change in fair value of derivatives of $901,618. The remaining $428,467 was debited to loss on extinguishment of debt at September 28, 2012 as part of the Exchange Agreement. The 6% Notes issued as part of the Exchange Agreement contain a provision whereby they are convertible into shares of common stock at an initial conversion price of $0.007 per share. The initial conversion price will be adjusted for stock splits and the like. However, the conversion price of the new 6% Notes will not be adjusted for a fundamental transaction or a down-round financing and do not qualify as a derivative liability.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Operating Leases

Phototron leased office and warehouse facilities under a lease with an initial term ending on December 31, 2007, with an automatic 3 year extension to December 31, 2011, requiring monthly payments of $3,554. In January 2011, the lease term expired and Phototron rented the facility on a month-to-month basis. In February 2011, we entered into a new lease for office facilities. The landlord, 20259 Ventura Blvd LP is an affiliate of a stockholder of our company. The terms of the lease provided for monthly rental expense of $8,066 with annual cost of living adjustments. The lease expired in January 2014. On December 24, 2011, we issued to 20259 Ventura Blvd LP 1,884,796 shares of restricted common stock valued at $113,087. The purpose of this grant was to buy-out the remaining lease at this facility. The stock price on the date of grant was $0.06 per share. Since these shares vest immediately and there is no service period, the Company expensed these shares on the date of grant.

In May 2011, we entered into a new lease for our Southern California warehouse facility. The terms of the lease provide for monthly rental expense of $4,065. The lease expires in May 2014.

On July 23, 2012, we entered into a written lease agreement for our Northern California warehouse facility related to the acquisition of Greners. The terms of the lease provide for a monthly rental expense of $5,472 and the lease expires in October 2013.

On November 12, 2012, we entered into a written lease agreement associated with our purchase of Urban Garden. The terms of the lease provide for a monthly rental expense of $3,251 and the lease expires in May 2013.

Rent expense was $211,285 and $42,642 for the years ended December 31, 2012 and 2011 respectively.

Future minimum rental payments for each of the remaining years are as follows:

Years Ending December 31,
2013	$121,250
2014	20,935
2015	—
2016	—
Total	$142,185

NOTE 13 – STOCKHOLDERS’ DEFICIT

Preferred Stock

On April 5, 2012, we issued to SGT’s former stockholders 3,000,000 shares of Series A Preferred Stock in connection with the Merger (the “Series A Shares”). Pursuant to the Certificate of Designation, each share of Series A Preferred Stock will convert into 23 shares of our common stock on the earlier of (a) the date agreed to by the holders of a majority of the shares of Series A Preferred Stock and the Investor Representative and (b) the 18-month anniversary of the Closing.

Common Stock

On April 5, 2012, we issued to SGT’s former stockholders 157,000,000 shares of our common stock

In conjunction with the Merger, the Company is considered to have issued 152,343,383 shares to the stockholders of the Company existing prior to the Merger. (See Note 3)

On April 19, 2012, the Company’s landlord returned 1,884,796 shares of the Company’s common stock that was previously issued to the landlord as part of a settlement. The Company did not provide any additional compensation to the landlord and no gain or loss has been reflected.

During the three months ended June 30, 2012, the Company issued an aggregate of 435,715 shares of its common stock for services. These shares were valued at the fair value at the date of issuance of $15,250.

On July 12, 2012, the Company issued an additional 8,914,296 shares of its common stock to the participants in Phototron’s first quarter 2011 private placement. The Company did not receive any additional compensation for these shares. The additional shares were valued at $445,715 based on the fair value of the stock price on the date of declaration on June 8, 2012 and are recorded as a stock dividend to shareholders.

During the three months ended September 30, 2012, the Company issued 9,858,333 shares of its common stock for stock based compensation. Of the shares issued, 5,000,000 shares were to related parties. We recorded stock based compensation of $105,250 related to these shares of which $50,000 was attributed to related parties.

During the three months ended December 31, 2012, we issued 41,142,857 shares of common stock relating to the conversion of the Notes. We issued 4,053,012 shares of common stock for a cashless exercise of options. We issued 3,906,252 shares of restricted common stock relating to the acquisition of Urban Garden. We issued 185,714 shares of restricted common stock relating to a downward adjustment of a previous private placement. The additional shares were valued at $9,285 based on the fair value of the stock price on the date of declaration on June 8, 2012 and are recorded as a stock dividend to shareholders. We issued 13,750,000 shares of restricted common stock for professional services of which 5,500,000 shares were to related parties. We recorded stock based compensation of $227,500 relates to these shares of which $55,000 was attributed to related parties.

Stock options

On April 5, 2012, the date of the Merger, we had certain stock options outstanding that had been granted to its employees, officers and directors. The terms of these stock options remained unchanged as a result of the Merger and are summarized below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding December 31, 2010	—	$—	—	—
Granted	55,461,557	0.10	—	—
Exercised	—	—	—	—
Forfeited or expired	(24,600,470)	0.14	—	—
Outstanding December 31, 2011	30,861,087	0.07	5.81	2,898,302
Granted	—	—	—	—
Exercised	—	—
Forfeited or expired	(18,009,900)	0.05	—	—
Outstanding December 31, 2012	12,851,187	$0.09	8.21	—

Vested or expected to vest at December 31, 2012	12,851,187	$0.09	8.21	—

Warrants

The following table summarizes warrant activity for our company during the years ended December 31, 2012 and 2011:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Warrants	Price	Term	Value
Outstanding, December 31, 2010	—	—	—	—
Issued	2,248,954	0.10	—	—
Outstanding, December 31, 2011	2,248,954	$0.10	4.50	$22,490
Forfeited	2,248,954	$0.10	4.50	$—
Outstanding, December 31, 2012	—	$—	—	$—

The warrants were forfeited during the year ended December 31, 2012.

NOTE 14 – INCOME TAXES

Deferred taxes represent the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Temporary differences result primarily from the recording of tax benefits of net operating loss carry forwards and stock-based compensation.

As of December 31, 2012, the Company has an insufficient history to support the likelihood of ultimate realization of the benefit associated with the deferred tax asset. Accordingly, a valuation allowance has been established for the full amount of the net deferred tax asset.

The Company’s effective income tax rate differs from the amount computed by applying the federal statutory income tax rate to loss before income taxes as follows:

	December 31,
	2012	2011

Income tax benefit at the federal statutory rate	-34%	-34%
State income tax benefit, net of federal tax benefit	-6%	-6%
Change in fair value of warrant liability	20%	20%
Change in valuation allowance for deferred tax assets	20%	20%
Total	0%	0%

	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$1,208,000	$253,000
Less valuation allowance	(1,208,000)	(253,000)
Net deferred tax asset	$—	$—

Net operating loss carryforwards
Accumulated deficit	(3,020,566)	(632,662)
Effective tax rate	40%	40%
	1,208,000	253,000

As of December 31, 2012 and 2011, the Company had federal and California income tax net operating loss carryforwards of approximately $3,021,000 and $633,000, respectively.

Section 382 of the Internal Revenue Code can limit the amount of net operating losses which may be utilized if certain changes to a company’s ownership occur. The Company is in the process of evaluating whether such changes in ownership occurred, and its effect on the utilization of its loss carryforwards.

As a result of the implementation of certain provisions of ASC 740, Income Taxes, the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered uncertain. Therefore, there were no unrecognized tax benefits as of December 31, 2012 and 2011.

The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years

Federal		2009-2011

State		2008-2011

NOTE 15 – SUBSEQUENT EVENTS

On March 19, 2013, the Series A Preferred Shares were cancelled in accordance with the Merger Agreement due to the fact that the Company will not achieve certain financial milestones during the time period described in the Merger Agreement.

From January 1, 2013 to April 1, 2013, the Company raised $534,760 by selling 15,278,861 shares of the Company’s restricted common stock. The Company issued 14,591,044 shares of common stock for services provided. The Company issued 4,151,010 shares of common stock related to the exercise of options. The Company issued 6,272,058 shares of common stock to satisfy the Greners Note. $464,275 of the 6% Notes was converted into 66,325,048.

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

As of December 31, 2012, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2012, our disclosure controls and procedures were effective.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on the results of this assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2012 due to the limited size of our staff and budget.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2012 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position Held and Tenure
Craig Ellins	58	Director since March 9, 2011
Sterling C. Scott	56	Director since April 5, 2012 Chief Executive Officer, President, Secretary since April 5, 2012
Bob Kurilko	49	Director since June 29, 2012
Justin Manns	37	Director since June 29, 2012 Chief Financial Officer since June 28, 2012

Biographical Information

Craig Ellins. From being a pioneer in companies offering 24-hour live shopping networks, to developing one of the internet’s first streaming video business opportunities, Mr. Ellins has spent more than 30 years discovering emerging trends and creating start-ups. He began his career by launching ACC, a chain of auto smog check centers. During that time, he created CVR - the first network connecting multiple DMV databases to smog check facilities. It’s a system that’s still in use today. Mr. Ellins sold CVR to ADP and served as an officer at the company. He went on to serve as head of Business Development at Fingerhut Corporation. Then in 1995, he turned his attention to the internet and created helloNetwork, Inc. - pioneering live and on-demand streaming video. helloNetwork was named the Nevada e-Company of the year and was featured on the cover of the New York Times. Following that success, Mr. Ellins launched VMdirect and helloWorld – the first online streaming video company to offer a home-based business opportunity. Mr. Ellins served as CEO from 2001 to 2008 and grew the company to a value of over $200 million. Mr. Ellins’ past experience in the direct sales industry, including executive experience at a public direct sales company, led to the conclusion that Mr. Ellins should serve on our Board in light of our proposed business and structure.

Sterling C. Scott. Mr. Scott has almost 30 years of experience in a combination of managing small to medium sized businesses and in practicing business law. Mr. Scott was an associate and partner with Jenner & Block in Washington D.C. and concentrated on federal regulatory issues affecting businesses and related litigation until 1990. Subsequently, he transitioned to the Senior Management Team and General Counsel for Technical Management Services Company (TAMSCO), a privately held company with 800 employees and worldwide business interests, along with directly managing a TAMSCO incubator company, engaged in innovative microbial solutions to water contamination. Most recently, Mr. Scott has served as Chief Executive Officer of SG Technologies Corp and has led the successful development and marketing of its innovative Stealth Grow LED line of technology products for the hydroponics industry. Mr. Scott received a Bachelor of Arts in Social Sciences from Shimer College and a Juris Doctor from DePaul University. Mr. Scott’s past experience, qualifications, attributes and skills led to the conclusion that Mr. Scott should serve on our Board in light of our proposed business and structure.

Bob Kurilko. Mr. Kurilko is a seasoned executive with over 25 years of experience. A multi-industry veteran, Mr. Kurilko has held senior leadership roles, including Chief Executive Officer, in Automotive, Biotech, Healthcare, and Internet-based companies including Nissan Motor Company Ltd., Edmunds.com, and Aspen Marketing Services. His career tenure includes overseas assignments where he worked directly with foreign subsidiaries in 9 countries. Mr. Kurilko currently serves as the Chief Operating Officer and a director of In The Car, LLC, a privately held intellectual property company that creates and implements innovative business concepts independently, in partnership, or through joint ventures. From 2011 to 2012, Mr. Kurilko served as the Chief Executive Officer of PriceDoc.com, a privately held company that caters to the specific needs of those without insurance, those with high deductible insurance, or otherwise those who purchase medical, dental, vision, cosmetic or any other types of health services. From 2009 to 2010, Mr. Kurilko severed as the Chief Executive Officer of HealthBanks Biotech USA, Inc., a privately held company doing business as PacifiCord and leader in pharmaceuticals, stem cell therapy and research for more than 20 years. Mr. Kurilko earned a Bachelor of Science in Mechanical Engineering from the University of Pittsburgh and a Master of Business Administration from Edinburgh Business School located in the United Kingdom. Mr. Kurilko’s past experience, qualifications, attributes and skills led to the conclusion that Mr. Kurilko should serve on our Board in light of our proposed business and structure.

Justin Manns. Mr. Manns serves as the Chief Operating Officer and Chief Financial Officer of SG Technologies Corp. SG Technologies Corp is the leading North American manufacturer of hi-powered LED (Light Emitting Diode) grow light products for indoor horticulture, sold under the brand name “Stealth Grow LED”. Mr. Manns has an array of experience in public accounting, business management, and biological and health sciences. He has worked as a marine biologist, collecting, recording and analyzing data for the National Marine Fishery Service. He has served as an auditor for Ernst and Young in McLean, Virginia and the Reznick Group in Bethesda, Maryland. Mr. Manns received a Bachelor of Science in Accounting and Business Management from the The Robert H. Smith School of Business at the University of Maryland. He received a Bachelor of Science degree in Environmental & Biological Sciences from Antioch College in Yellow Springs, Ohio. Mr. Manns’ past experience, qualifications, attributes and skills led to the conclusion that Mr. Manns should serve on our Board in light of our proposed business and structure.

Significant Employees

None.

Family Relationships

None.

Voting Arrangements

In connection with the Merger Agreement, we entered into a voting agreement pursuant to which, among other things, the former shareholders of SGT, the Investor Representative and Europa International, Inc. (“Europa”), agreed to vote the shares of our capital stock held by such stockholders to elect the following persons to our Board:

•	three persons designated by the SGT Representative, which seats are currently held by Sterling C. Scott, Justin Manns and Bob Kurilko; and
•	two persons designated by the Investor Representative, which seats are currently held by Craig Ellins, with the other seat remaining vacant.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2012, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements, except that (a) one Form 3 and one Form 4 reporting one transaction was filed late by Sterling Scott and (b) one Form 4 reporting two transactions was filed late by David Weiner.

Committees of the Board of Directors

We do not have a separately designated audit, compensation or nominating committee of our Board and the functions customarily delegated to these committees are performed by our full Board. We are not a “listed company” under SEC rules and are therefore not required to have separate committees comprised of independent directors. The Company has, however, determined that Bob Kurilko is “independent” as that term is defined in Section 5605 of the NASDAQ Marketplace Rules as required by the NASDAQ Stock Market.

The Board does not have a nominations committee because the Board does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time because the functions of such committee are adequately performed by our Board. There are no specific minimum qualifications that the Board believes must be met by a candidate recommended by the Board. Currently, the entire Board decides on nominees, on the recommendation of any member of the Board, followed by the Board’s review of the candidates’ resumes and interviews of candidates. Based on the information gathered, the Board then makes a decision on whether to recommend the candidates as nominees for director. We do not pay any fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominees.

The Board does not have an audit committee. However, for certain purposes of the rules and regulations of the SEC and in accordance with the Sarbanes-Oxley Act of 2002, the our Board is deemed to be its audit committee and as such functions as an audit committee and performs some of the same functions as an audit committee including: (i) selection and oversight of our independent accountant; (ii) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (iii) engaging outside advisors. Our Board has determined that its members do not include a person who is an “audit committee financial expert” within the meaning of the rules and regulations of the SEC. Our Board has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member’s financial sophistication. Accordingly, our Board believes that each of its members have the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

The Board does not have a compensation committee because the Board believes that it is not necessary to have a compensation committee at this time because the functions of such committee are adequately performed by our Board.

Stockholder Communications

Our Board has determined not to adopt a formal methodology for communications from stockholders on the belief that any communication would be brought to the Board’s attention by our sole officer, Sterling C. Scott.

Meetings of the Board of Directors and Committees

Our Board took a number of actions by written consent of all of the directors during the year ended December 31, 2012. Such actions by the written consent of all directors are, according to Delaware corporate law and our bylaws, valid and effective as if they had been passed at a meeting of the directors duly called and held. The Board held approximately six general meetings during 2012. Each director attended at least 75% of all the meetings of the Board in 2012. While the Company has not established a policy with respect to members of the Board attending annual meetings, each director is encouraged to attend the annual meeting of stockholders. We did not hold an annual meeting of security holders during our last fiscal year. Our directors and officers do not receive remuneration from us unless approved by our Board or pursuant to an employment contract. No compensation has been paid to our directors for attendance at any meetings during the last fiscal year.

Board Leadership Structure and Role in Risk Oversight

We do not separate the roles of Chief Executive Officer and Chairman of the Board because we believe that such roles are adequately performed by Sterling C. Scott. The benefits of Mr. Scott’s leadership of the Board stem from his experience in managing small to medium sized businesses and his involvement in the hydroponics industry, which provide a unique understanding of our culture and business. Also, serving as both the Chief Executive Officer and Chairman of the Board ensures that a constant flow of Company-related information is available between the Board and our senior management. This flow of communication enables Mr. Scott to identify issues, proposals, strategies and other considerations for future Board discussions and to assume the lead in many of the resulting discussions during Board meetings. Our Board has responsibility for the oversight of risk management. A fundamental part of risk management is not only understanding the risks we face and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for us. The involvement of the Board in setting our business strategy is a key part of its assessment of risk management and the determination of what constitutes our appropriate level of risk. The Board regularly discusses with management our major risk exposures, their potential impact on us and the steps taken to manage these risks. In addition, the Board may retain, on such terms as determined by the Board, in its sole discretion, independent legal, financial and other consultants and advisors to advise and assist the Board in fulfilling its oversight responsibilities.

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

• Compliance with applicable governmental laws, rules and regulations;
• The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

• Accountability for adherence to the code.

•	We have not adopted a corporate code of ethics that applies to our executive officers.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table and related footnotes show the compensation paid during the fiscal years ended December 31, 2012 and 2011, to the Company’s named executive officers:

Name and Principal Position	Year	Salary ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Sterling C. Scott(1)	2012	—	—	41,667	41,667-
CEO, President, Secretary and Director

Justin Manns (2)	2012	41,548	—	33,333	74,881
CFO and Director

Brian B. Sagheb(3)	2012	—	—	—	—
Former CEO, CFO, Secretary, and Director	2011	62,500	59,363	—	121,863

Craig Ellins	2012	—	—	15,000	15,000
Former CEO, CFO, Secretary, and Current Director	2011	59,375	211,069	—	270,444

Todd Denkin	2012	15,889	—	—	15,889
Former Director	2011	37,500	59,363	—	96,863

Eric Stoppenhagen	2011	8,000	—	—	8,000
Former CEO, CFO, President, Treasurer, Secretary, Director

1)	Mr. Scott has served as GrowLife’s Chief Executive Officer since April 5, 2012. In 2012, Mr. Scott was issued 4,166,667 shares of our common stock valued at $41,667 for compensation of being an officer.
2)	Mr. Manns has served as GrowLife’s Chief Financial Officer since June 28, 2012. In 2012, Mr. Manns was issued 3,333,333 shares of our common stock valued at $33,333 for compensation for being an officer.
3)	Mr. Sagheb served as our CEO from March 9, 2011 through May 17, 2011 and from September 16, 2011 through January 17, 2012. Mr. Sagheb served as our CFO, Secretary and Director from March 9, 2011 through January 17, 2012.
4)	Mr. Ellins served as our CEO, CFO, Secretary from January 17, 2012 through April 5, 2012. In 2012, Mr. Ellins was issued 1,500,000 shares of our common stock valued at $15,000 for compensation for being a director.
5)	Mr. Denkin resigned as a director on April 5, 2012.
6)	Mr. Stoppenhagen served as our CEO, CFO, President, Treasurer and Secretary from February 3, 2010 through March 9, 2011.

Employment Contracts

On May 17, 2011, we entered into an Executive Services Agreement (the “Braun Agreement”) with Douglas Braun, pursuant to which we engaged Mr. Braun, from the close of business on May 17, 2011 through May 31, 2011, to provide consulting and management services as our Chief Executive Officer and as the Chief Executive Officer and President of GrowLife, Inc., one of our then wholly-owned subsidiaries (“GrowLife Sub”). The Braun Agreement provided that effective as of June 1, 2011, we would employ Mr. Braun as our Chief Executive Officer and as the Chief Executive Officer and President of GrowLife Sub. Under the terms of the Braun Agreement, upon his employment by us, Mr. Braun would receive the following: an annual salary at an initial rate of $150,000, with an increase to $180,000 on the first day of the month following the month in which GrowLife Sub’s gross monthly retail sales reached $500,000, and a subsequent increase to $250,000 on the earlier of (i) the first day of the month following the month in which GrowLife Sub’s gross monthly retail sales reached $750,000 and (ii) January 1, 2012; an annual bonus equal to 175% of his then applicable annual salary if GrowLife Sub achieved 100% of sales projections for the applicable fiscal year, 100% of his then applicable annual salary if GrowLife Sub achieved at least 80% but less than 100% of sales projections for the applicable fiscal year, and 50% of his then applicable annual salary if GrowLife Sub achieved at least 50% but less than 80% of sales projections for the applicable fiscal year; and a monthly housing stipend of $750.

On September 16, 2011, Douglas Braun ceased employment as our President and Chief Executive Officer. We executed a Termination of Executive Services Agreement and New Consulting Agreement (the “Termination Agreement”), which was effective on September 24, 2011, pursuant to which the parties (i) terminated as of September 16, 2011, the Braun Agreement, (ii) accelerated the vesting of all options granted to Mr. Braun such that such options were fully-vested, (iii) extended the termination date of all options granted to Mr. Braun to the date immediately prior to the third anniversary of the effective date of the Termination Agreement, (iv) agreed to a consulting arrangement whereby Mr. Braun provided, for a term of six months after the effective date of the Termination Agreement, consulting services in consideration of a fee of $5,000 per month, and (v) mutually released each other from all claims outstanding as of the effective date of the Termination Agreement.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding outstanding options held by our named executive officers as of the end of our fiscal year ended December 31, 2012.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($) (1)	Option Expiration Date

Sterling C. Scott	—	—	—	—
CEO, Secretary, and Director

Justin Manns	—	—	—	—
CFO and Director

None of the executive officers listed in the above table exercised options during the fiscal year ended December 31, 2012.

Compensation of Directors

We did not pay any separate compensation to our directors prior to August 2012. Commencing in August 2012, outside board members were awarded 2,000,000 shares per year which vest quarterly.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information regarding the beneficial ownership of our common stock by the following persons as of April 1, 2013: (i) each executive officer and director, (ii) all executive officers and directors as a group and (iii) each stockholder known to be the beneficial owner of more than 5% of our outstanding common stock (not taking into account contractual restrictions on beneficial ownership.)

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of our common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of April 1, 2013 are deemed to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information presented in this table is based on 496,322,787 shares of our common stock outstanding on April 1, 2013.

Name of Beneficial Owner(1)	Amount of Beneficial Ownership	Percent of Beneficial Ownership

Executive Officers and Directors

Craig Ellins(2)	2,000,000	0.40%

Bob Kurilko	2,200,000	0.44%

Justin Manns	13,036,538	2.63%

Sterling C. Scott(3)	58,404,166	11.77%

All Executive Officers and Directors as a Group(4)	75,640,704	15.24%

(1)	Unless otherwise stated, the address is c/o GrowLife, Inc., 20301 Ventura Blvd, Suite 126, Woodland Hills, California 91364.
(2)	Excludes shares of our common stock that may be issued to Mr. Scott in the event that some or all of the 6% Senior Secured Convertible Note indebtness (the “Scott Note”) is converted by Mr. Scott is converted from debt to shares. Also excludes the variable amount of shares of our common stock issuable upon conversion of the interest accrued on the Scott Note.
(3)	Excludes shares of our common stock into which the original principal amount of the Scott Note is convertible as of April 1, 2013. Also excludes the variable amount of shares of our common stock issuable upon conversion of the interest accrued on the Scott Note.

Changes in Control Arrangements

None.

Equity Compensation Plan Information

The following table sets forth information concerning our equity compensation plans as of December 31, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	9,500,000	$0.19	9,370,184
Equity compensation plans not approved by security holders (2)	11,583,323	$0.02	—
Total	21,083,323	$0.09	9,370,184

Consists of awards issued and issuable pursuant to the 2011 Plan.

(2)	Consists of options assumed in our acquisition of Phototron and warrants pursuant to debt.

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

During the second quarter of 2011, we entered into a revolving line of credit with W-Net Fund I, L.P. (“W-Net”). Under the terms of the related agreement, we were able borrow up to an aggregate of $150,000 and the outstanding balance included interest at the rate of 12% per annum. The note evidencing the outstanding balance was unsecured and was due on or before May 2, 2012. On August 13, 2011, the outstanding balance on this note was rolled into a new promissory note to W-Net. The initial balance on this new promissory note was $255,408. On September 27, 2011, we borrowed an additional $40,000 from W-Net under the same terms. On October 12, 2011, the outstanding note balance plus accrued interest was converted into a senior secured promissory note payable to W-Net (the “W-Net Note”). The W-Net Note was secured by substantially all of our assets and three trademarks and accrued interest at the per annum rate of 12%. On December 22, 2011, we entered into a Revolving Promissory Note (the “Revolving Note”) with W-Net. Under the terms of the Revolving Note, W-Net agreed to advance to us, from time to time and at W-Net’s discretion, amounts up to an aggregate of $150,000 pursuant to requests made by us until December 31, 2012. All advances shall be paid on or before December 31, 2013 and interest shall accrue from the date of any advance on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of twelve percent (12%) per annum, compounded annually. Our obligations under the Revolving Note will accelerate, upon written notice from W-Net, upon a bankruptcy event with respect to us, any default in our payment obligations or our breach of any provision of any material agreement between us and W-Net. Upon an event of default, the Revolving Note will bear interest at the rate of 12% per annum, compounded annually. On March 16, 2012, the outstanding note balances plus accrued interest were converted into a 6% Senior Secured Convertible Note. Such note pays 6% interest per annum with a maturity date of April 15, 2015 and is secured by substantially all of our assets and three trademarks. If there is an uncured event of default under such note, W-Net may declare the entire principal and accrued interest amount immediately due and payable. Default interest will accrue after an event of default at an annual rate of 12%. On September 28, 2012, the Company entered into an Amendment and Exchange Agreement with W-Net. The Exchange Agreements amended the Securities Purchase and Exchange Agreement, dated as of March 16, 2012. W-Net agreed to exchange the existing Notes and $491,268 of loans owed by the Company for Amended and Restated 6% Senior Secured Convertible Notes which are convertible into shares of the Company’s common stock in accordance with the terms thereof at an exercise price of $0.007 per share, and provide for no price-based anti-dilution protection. On March 13, 2013, we terminated the Revolving Note. As of April 1, 2013 $463,774 was outstanding on the W-Net Note.

On March 16, 2012, we issued a 6% Senior Secured Convertible Note (the “Europa Note”) to Europa, in the original principal amount of $205,128.77 in exchange for, among other things, a promissory note previously issued by us. The Europa Note pays 6% interest per annum with a maturity date of April 15, 2015. Our obligations under the Europa Note would accelerate upon our bankruptcy, any default by us of our payment obligations under the Europa Note or our breach of any provision of any material agreement between us and Europa. Default interest will accrue after an event of default at an annual rate of 12%. The Europa Note is convertible at any time into common stock at a specified conversion price $0.007 per share. As of April 1, 2013, $187,034 was outstanding on the Europa Note. On September 28, 2012, the Company entered into an Amendment and Exchange Agreement with Europa. The Exchange Agreements amended the Securities Purchase and Exchange Agreement, dated as of March 16, 2012. Europa agreed to exchange the existing Notes and $100,000 of loans owed by the Company for Amended and Restated 6% Senior Secured Convertible Notes which are convertible into shares of the Company’s common stock in accordance with the terms thereof at an exercise price of $0.007 per share, and provide for no price-based anti-dilution protection.

In connection with the Merger, on April 5, 2012, we issued a 6% Senior Secured Convertible Note to (a) Sterling C. Scott, our Chief Executive Officer, in the original principal amount of $282,000 (the “Scott Note”) and (b) Lauri S. Bilawa, a beneficial owner of more than 5% of our outstanding common stock, in the original principal amount of $193,000 (the “Bilawa Note”), in exchange for promissory notes previously issued by SGT. The Scott Note and Bilawa Note (collectively, the “SGT Notes”) pay 6% interest per annum with a maturity date of April 15, 2015. Our obligations under the SGT Notes would accelerate upon our bankruptcy, any default by us of our payment obligations under the SGT Notes or our breach of any provision of any material agreement between us and such noteholders. Default interest will accrue after an event of default at an annual rate of 12%. The SGT Notes are convertible at any time into common stock at a specified conversion price$0.007 per share. As of April 1, 2013, $204,136 was outstanding on the Bilawa Note. On September 28, 2012, the Company entered into an Amendment and Exchange Agreement with Sterling Scott and Lauri Bilawa. The Exchange Agreements amended the Securities Purchase and Exchange Agreement, dated as of March 16, 2012. Sterling Scott agreed to exchange the existing Notes and $131,680 of loans owed by the Company for Amended and Restated 6% Senior Secured Convertible Notes which are convertible into shares of the Company’s common stock in accordance with the terms thereof at an exercise price of $0.007 per share, and provide for no price-based anti-dilution protection.

Commencing in August 2012, outside board members were awarded 2,000,000 shares per year which vest quarterly.

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

Director Independence

In conjunction with the preparation of this report, using the definition of “independence” established by the NASDAQ Stock Market, we have evaluated all relationships between each director and us. Based on the foregoing definition, we have determined that Bob Kurilko currently meets the definition of an “independent” director as defined in the applicable rules for companies traded on the NASDAQ Stock Market. Our board of directors will continually monitor the standards established for director independence under applicable law or listing requirements and will take all reasonable steps to assure compliance with those standards.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

On September 14, 2012, we dismissed Weinberg & Co. P.A. (“Weinberg”) as its independent registered public accounting firm. The decision was approved by our Board.

The reports of Weinberg on our financial statements for the fiscal years ended December 31, 2011 and 2010 did not contain an adverse opinion or disclaimer of opinion and were not modified as to uncertainty, audit scope, or accounting principles, except the report did contain an explanatory paragraph related to our ability to continue as a going concern. During the fiscal years ended December 31, 2011 and 2012, there were (i) no disagreements with Weinberg on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Weinberg would have caused Weinberg to make reference to the subject matter of the disagreements in connection with its report, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

On September 14, 2012, we engaged Anton & Chia, LLP as our new independent registered public accounting firm. The appointment of Anton & Chia, LLP was approved by our Board. During the fiscal years ended December 31, 2011 and 2012, we did not consult with Anton & Chia, LLP on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company's financial statements, and Anton & Chia, LLP did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Audit Fees

The aggregate fees billed by Anton & Chia, LLP for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports and services that are normally provided in connection with statutory and regulatory filings were $25,139 for the fiscal year ended December 31, 2012.

The aggregate fees billed by Weinberg for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports and services that are normally provided in connection with statutory and regulatory filings were $51,554 and $73,820 for the fiscal years ended December 31, 2012 and 2011, respectively.

Audit-Related Fees

None.

Tax Fees

During fiscal year 2011, we recorded accounting/professional fees totaling $2,866 that were billed to us by Weinberg for the preparation of our 2010 and 2009 annual tax returns.

All Other Fees

None.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The financial statements filed as part of this Annual Report on Form 10-K are listed on page 23.

The exhibits filed with this Annual Report on Form 10-K are listed in the attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GROWLIFE, INC.
(Registrant)

Date: April 1, 2013	By:	/s/ Sterling Scott
Sterling Scott
Chairman, Chief Executive Officer & President
(Principal Executive Officer)

Date: April 1, 2013	By:	/s/ Justin Manns
Justin Manns
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

POWER OF ATTORNEY

The undersigned directors and officers of GrowLife, Inc. do hereby constitute and appoint Craig Ellins, and each of them, with full power of substitution and resubstitution, as their true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto, and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Sterling Scott	Chairman, Chief Executive Officer, President, Secretary, and Director	April 1, 2013
Sterling Scott	(Principal Executive Officer)

/s/ Justin Manns	Chief Financial Officer and Director	April 1, 2013
Justin Manns	(Principal Financial and Accounting Officer)

/s/ Craig Ellins	Director	April 1, 2013
Craig Ellins

/s/ Bob Kurilko	Director	April 1, 2013
Bob Kurilko

Exhibit Index

Exhibit Number	Description of Exhibit

2.1.1	Agreement and Plan of Merger dated February 14, 2011, among Catalyst Lighting Group, Inc., PHI Merger Corporation and Phototron, Inc. Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2011.

2.1.2	Agreement and Plan of Merger dated March 21, 2012, among Phototron Holdings, Inc., SGT Merger Corporation, SG Technologies Corp, Sterling C. Scott and W-Net Fund I, L.P. Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2012.

2.3	Asset Purchase Agreement, dated July 23, 2012, by and among Phototron Holdings, Inc., Donna Klauenburch and Tao Klauenburch. Incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the Securities and Exchange Commission on July 27, 2012.

2.4	Stock Purchase Agreement, dated October 24, 2012, by and among Richard Melograno, Michael Cook, Scott Glass and GrowLife Hydroponics, Inc. Incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the Securities and Exchange Commission on October 26, 2012.

3.1.1	Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Form 10-SB General Form for Registration of Securities of Small Business Issuers filed with the Securities and Exchange Commission on December 7, 2007.

3.1.2	Certificate of Designation of Series A Convertible Preferred Stock. Incorporated by reference to Exhibit 3.2 to the Form 10-SB General Form for Registration of Securities of Small Business Issuers filed with the Securities and Exchange Commission on December 7, 2007.

3.1.3	Certificate of Amendment of Certificate of Incorporation. Incorporated by reference to Exhibit 3.3 to the Form 10-SB General Form for Registration of Securities of Small Business Issuers filed with the Securities and Exchange Commission on December 7, 2007.

3.1.4	Certificate of Amendment of Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2011.

3.1.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Securities and Exchange Commission on April 9, 2012.

3.1.6	Certificate of Ownership and Merger merging GrowLife, Inc. with and into Phototron Holdings, Inc. Incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Securities and Exchange Commission on August 8, 2012.

3.2	Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.4 to the Form 10-SB General Form for Registration of Securities of Small Business Issuers filed with the Securities and Exchange Commission on December 7, 2007.

4.1	Certificate of Incorporation. Incorporated by reference to Exhibit 3.1.1.

4.2	Certificate of Designation of Series A Convertible Preferred Stock. Incorporated by reference to Exhibit 3.1.2.

4.3	Certificate of Amendment of Certificate of Incorporation. Incorporated by reference to Exhibit 3.1.3.

4.4	Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2.

4.5	Certificate of Designation of Series A Convertible Preferred Stock. Incorporated by reference to Exhibit 3.1.5.

4.6	2011 Stock Incentive Plan. Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 9, 2011.

10.1	Registration Rights Agreement between KIG Investors I, LLC and Catalyst Lighting Group, Inc. dated September 14, 2007. Incorporated by reference to Exhibit 10.4 to the Form 10-SB General Form for Registration of Securities of Small Business Issuers filed with the Securities and Exchange Commission on December 7, 2007.

10.2	Form of Registration Rights Agreement between certain other stockholders and Catalyst Lighting Group, Inc. dated September 14, 2007. Incorporated by reference to Exhibit 10.7 to the Form 10-SB General Form for Registration of Securities of Small Business Issuers filed with the Securities and Exchange Commission on December 7, 2007.

10.3	Registration Rights Agreement between Laurus Master Fund, Ltd. and Catalyst Lighting Group, Inc. dated September 14, 2007. Incorporated by reference to Exhibit 10.9 to the Form 10-SB General Form for Registration of Securities of Small Business Issuers filed with the Securities and Exchange Commission on December 7, 2007.

10.4	Revolving Promissory Note between Woodman Management Corporation and Catalyst Lighting Group, Inc. dated March 5, 2010. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2010.

10.5	Revolving Promissory Note dated May 3, 2011 issued by Phototron Holdings, Inc. in favor of W-Net Fund I, L.P. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2011.

10.6	Executive Services Agreement dated May 17, 2011, between Phototron Holdings, Inc. and Douglas Braun. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2011. †
10.7	Revolving Promissory Note dated July 18, 2011 issued by Phototron Holdings, Inc. in favor of W-Net Fund I, L.P. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2011.

10.8	Senior Secured Promissory Note dated August 23, 2011 issued by Phototron Holdings, Inc. in favor of W-Net Fund I, L.P. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2011.

10.9	Security Agreement dated August 23, 2011, between Phototron Holdings, Inc. and W-Net Fund I, L.P. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2011.

10.10	Intellectual Property Security Agreement dated August 23, 2011, between Phototron Holdings, Inc. and W-Net Fund I, L.P. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2011.

10.11	Senior Secured Promissory Note dated August 23, 2011 issued by Phototron Holdings, Inc. in favor of Brian B. Sagheb. Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2011.
10.12	Security Agreement dated August 23, 2011, between Phototron Holdings, Inc. and Brian B. Sagheb. Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2011.

10.13	Intellectual Property Security Agreement dated August 23, 2011, between Phototron Holdings, Inc. and Brian B. Sagheb. Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2011.
10.14	Termination of Executive Services Agreement and New Consulting Agreement dated September 16, 2011, between Phototron Holdings, Inc. and Douglas Braun. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2011. †

10.15	Senior Secured Promissory Note dated October 8, 2011 issued by Phototron Holdings, Inc. in favor of Europa International, Inc. Incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 21, 2011.

10.16	Security Agreement dated October 8, 2011, between Phototron Holdings, Inc. and Europa International, Inc. Incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 21, 2011.

10.17	Intellectual Property Security Agreement dated October 8, 2011, between Phototron Holdings, Inc. and Europa International, Inc. Incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 21, 2011.

10.18	Common Stock Purchase Warrant dated October 8, 2011 issued by Phototron Holdings, Inc. to Europa International, Inc. Incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 21, 2011.

10.19	Senior Secured Promissory Note dated October 12, 2011 issued by Phototron Holdings, Inc. in favor of W-Net Fund I, L.P. Incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 21, 2011.

10.20	Security Agreement dated October 12, 2011, between Phototron Holdings, Inc. and W-Net Fund I, L.P. Incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 21, 2011.

10.21	Intellectual Property Security Agreement dated October 12, 2011, between Phototron Holdings, Inc. and W-Net Fund I, L.P. Incorporated by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 21, 2011.

10.22	Common Stock Purchase Warrant dated October 12, 2011 issued by Phototron Holdings, Inc. to W-Net Fund I, L.P. Incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 21, 2011.

10.23	Revolving Promissory Note dated December 14, 2011 issued by Phototron Holdings, Inc. in favor of W-Net Fund I, L.P. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2011.

10.24	Securities Purchase and Exchange Agreement, dated March 16, 2012, by and among Phototron Holdings, Inc., W-Net Fund I, L.P., and Europa International Inc. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2011.

10.25	Security Agreement, dated March 16, 2012, by and among Phototron Holdings, Inc., W-Net Fund I, L.P., Europa International Inc., Growlife, Inc., and Phototron, Inc. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2011.

10.26	Intellectual Property Security Agreement, dated March 16, 2012, by and among Phototron Holdings, Inc., W-Net Fund I, L.P., Europa International Inc., Growlife, Inc., and Phototron, Inc. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2011.

10.27	Form of 6% Senior Secured Convertible Note. Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2011.

10.28	Escrow Agreement, dated April 5, 2012, by and among Phototron Holdings, Inc., Sterling C. Scott, W-Net Fund I, L.P., and Stubbs, Alderton & Markiles LLP, as escrow agent. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on April 9, 2012.

10.29	Voting Agreement, dated April 5, 2012, by and among Phototron Holdings, Inc., W-Net Fund I, L.P., Europa International Inc., and the former stockholders of SG Technologies Corp. Incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on April 9, 2012.

10.30	Secured Promissory Note, dated July 23, 2012, issued by Phototron Holdings, Inc. in favor of Donna Klauenburch and Tao Klauenburch. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on July 27, 2012.

10.31	Security Agreement, dated July 23, 2012, by and among Phototron Holdings, Inc., Donna Klauenburch and Tao Klauenburch. Incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on July 27, 2012.

10.32	Software Rights Agreement, dated July 23, 2012, by and among Phototron Holdings, Inc., Donna Klauenburch, Tao Klauenburch and Dennis Kuznetsov. Incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the Securities and Exchange Commission on July 27, 2012.

10.33	Form of Amendment and Exchange Agreement dated September 28, 2012. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on October 3, 2012.

10.34	Form of Amended and Restated 6% Senior Secured Convertible Note. Incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on October 3, 2012.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Incorporated by reference to the signature page hereto.

31.1	Certificate of Chief Executive Office pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

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