Form 10-Q
period 2013-03-31
GROWLIFE, INC.
filed 2013-05-14
CIK 1161582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 000-50385

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	90-0821083 (I.R.S. Employer Identification No.)

20301 Ventura Blvd., Suite 126, Woodland Hills, CA 91364

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

As of May 14, 2013 there were 531,062,596 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

PART 1 - FINANCIAL INFORMATION
ITEM 1. Financial Statements

GrowLife, Inc. and Subsidiaries (formerly Phototron Holdings, Inc.)
Condensed Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets
Cash	$246,640	$36,602
Restricted cash	46,400	46,400
Accounts receivable, net	4,456	15,036
Inventory, net	337,073	357,976
Prepaid expenses	10,952	—
Deposits	15,990	15,990
Total current assets	661,511	472,004

Property and equipment, net	16,529	19,372
Intangibles	481,351	508,600
Goodwill	279,515	279,515

Total Assets	$1,438,906	$1,279,491

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$216,043	$293,020
Accrued expenses	50,758	19,368
Deferred revenue	20,501	33,638
Note payable & accrued interest		193,180
Note payable & accrued interest, related party	25,070	—
Total current liabilities	312,372	539,206

6% Senior secured convertible notes, net of discount	954,193	1,077,640

Total liabilities	1,266,565	1,616,846

Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value, zero and 3,000,000
shares authorized and outstanding, respectively	—	300
Common Stock, $0.0001 par value, 1,000,000,000
shares authorized, 496,109,264 and 157,000,000
shares issued and outstanding, respectively	49,611	38,970
Additional Paid-in-Capital (1)	4,326,258	2,643,941
Accumulated deficit	(4,203,528)	(3,020,566)
Total stockholders' equity (deficit)	172,341	(337,355)

Total liabilities and stockholders' equity (deficit)	$1,438,906	$1,279,491

See accompanying notes to these condensed consolidated financial statements.

(1) The December 31, 2012 capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction. See Note 2.

GrowLife, Inc. and Subsidiaries (formerly Phototron Holdings, Inc.)

Condensed Consolidated Statement of Operations
(Unaudited)

	For the Three-Month Period Ended,

	March 31, 2013	March 31, 2012

Net revenue	$760,709	$91,809

Cost of Goods Sold	511,583	83,767

Gross Profit	249,126	8,042

General and administrative	708,869	125,144

Loss from operations	(459,743)	(117,102)

Other income (expense)

Amortization of intangible assets	(27,249)	—

Loss on extinguishment of debt	(2,750)	—

Change in fair value of derivative	(169,753)	—

Interest expense, net	(523,467)	(4,584)

Net loss	$(1,182,962)	$(121,686)

Net loss per share (basic and diluted)	$(0.00)	$(0.00)

Weighted average shares outstanding (basic and diluted) (2)	443,605,824	157,000,000

See accompanying notes to these condensed consolidated financial statements.

(2) The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares. See Note 2.

GrowLife, Inc. and Subsidiaries (formerly Phototron Holdings, Inc.)
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months ended March 31,
	2013	2012
Cash flows from operating activities
Net loss	$(1,182,962)	$(121,686)
Adjustments to reconcile net loss to net cash used by
operating activities
Depreciation and amortization	2,843	—
Amortization of intangible assets	27,249	—
Amortization of debt discount	495,038	—
Common stock issued for services rendered	179,125	—
Change in fair value of derivative liability	169,753	—
Loss on extinguishment of debt	2,750	—
Imputed interest on related party notes payable	—	2,500
Changes in assets and liabilities
Accounts receivable	10,580	(156)
Inventory	20,903	(71,639)
Prepaid expenses	(10,952)	(5,000)
Accounts payable	(76,977)	(38,360)
Accrued interest on notes payable	26,182	—
Accrued expenses	31,390	(1,391)
Deferred revenue	(13,137)	—

Net cash used in operating activities	(318,214)	(235,732)

Cash flows from investing activities
Purchase of property and equipment	—	(1,753)

Net cash used in from investing activities	—	(1,753)

Cash flows from financing activities
Proceeds from the issuance of common stock	534,760	—
Proceeds from the issuance of 10% convertible note	156,000	—
Proceeds from options exercised	9,000	—
Proceeds from notes payable, related party	25,000	—
Payments of notes payable and accrued interest	(196,508)	—
Advances from related party	—	98,897
Member contributions	—	120,402

Net cash provided by financing activities	528,252	219,299

Net increase (decrease) in cash	210,038	(18,186)

Cash, beginning of period	36,602	24,437

Cash, end of period	$246,640	$6,251

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$4,865	$—

Cash paid for income taxes	$—	$—

NON-CASH TRANSACTIONS
Common stock issued for services rendered	$179,125
6% Senior secured convertible notes converted into
common stock, principal	$485,275
10% convertible note converted into
common stock	$156,000
Preferred stock cancelled	$300
Common stock issued for cashless exercise of options	$368

See accompanying notes to these condensed consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES (formerly Phototron Holdings, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three-Months Ended March 31, 2013 (Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding our unaudited condensed consolidated financial statements. Such financial statements and accompanying notes are the representation of our management, who are responsible for their integrity and objectivity.

Basis of Presentation

The accompanying unaudited condensed interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. All references to GAAP are in accordance with The FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities. For the three months ended March 31, 2013, the Company incurred a net loss of $1,182,962, cash used in operations was $318,214, and had stockholders’ equity of $172,341. The Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements during this period primarily through the recurring issuance of notes payable and advances from a related party. These facts indicate that the Company substantial doubt of the Company’s continuation as a going concern.

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

Interim Results

The unaudited consolidated financial statements at March 31, 2013 for the three-month periods ended March 31, 2013 and 2012 are unaudited, but include all adjustments, consisting of normal recurring entries, which our management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of our operation results in future periods.

Reverse Merger Accounting

The Merger was accounted for as a reverse-merger and recapitalization in accordance with GAAP. SGT was the acquirer for financial reporting purposes and the Company was the acquired company. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the Merger will be those of SGT and will be recorded at the historical cost basis of the Company. The consolidated financial statements after completion of the Merger include the assets and liabilities of the Company and SGT, historical operations of SGT and operations of the Company from the closing date of the Merger. Common stock and the corresponding capital amounts of the Company pre-merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the Merger. In conjunction with the Merger, SGT received no cash and assumed no liabilities from the Company. All members of the Company’s executive management are from SGT.

Use of Estimates

In preparing these unaudited condensed interim consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates and assumptions included in our consolidated financial statements relate to the valuation of long-lived assets, estimates of sales returns, inventory reserves and accruals for potential liabilities, and valuation assumptions related to equity instruments and share based payments.

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

Sales Returns

We allow customers to return defective products when they meet certain established criteria as outlined in our sales terms and conditions. It is our practice to regularly review and revise, when deemed necessary, our estimates of sales returns, which are based primarily on actual historical return rates. We record estimated sales returns as reductions to sales, cost of sales, and accounts receivable and an increase to inventory. Returned products which are recorded as inventory are valued based upon the amount we expect to realize upon its subsequent disposition. As of March 31, 2013 and December 31, 2012, there was no reserve for sales returns, which are minimal based upon our historical experience.

Warranty Costs

Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based, in part, on historical experience. During the year ended December 31, 2012 we negotiated a $46,000 credit with one of our vendors for future expected warranty repairs to defective units. This amount will be used to offset expected repairs in future periods. As of March 31, 2013, the Company still had the entire $46,000 credit available.

Shipping and Handling Fees and Cost

For the three months ended March 31, 2013 and 2012, shipping and handling fees billed to customers totaled $60,116 and $1,150, respectively, and were included in revenue.

Advertising Costs

Advertising costs are expensed as incurred and are included in general and administrative expenses in the amount of $54,698 and $13,121, for the three months ended March 31, 2013 and 2012, respectively.

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

Derivative financial instruments

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of March 31 2013, the Company did not have a derivative liability.

Loss Per Share

Basic loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the year. Diluted loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all potentially dilutive common shares had been issued, using the treasury stock method. Potentially dilutive common shares were excluded from the diluted loss per share calculation because they were anti-dilutive.

As of March 31, 2013, there were 2,351,187 and 200,087,714 shares of common stock issuable upon the exercise of options and conversion of notes, respectively, for a total of 202,438,901 dilutive securities which are considered anti-dilutive and are not included in diluted loss per share.

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

Inventories

Inventories are recorded on a first in first out basis. Inventory consists of purchased finished goods and components held for resale. Inventory is valued at the lower of cost or market. The reserve for inventory was $27,843 at March 31, 2013 and December 31, 2012.

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

We recorded $27,249, and zero, of impairment charges related to other intangible assets for the three months ending March 31, 2013 and March 2012, respectively.

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

The following are unaudited pro-forma results of operations as if the acquisition had occurred at the beginning of the period for the three months ended March 31, 2013 and 2012. Note that these pro-forma results only include the operating results of SGT and Phototron:

	For the Three Months Ended March 31,
	2013	2012
Revenue	$98,838	$199,401
Cost of revenue	61,008	154,604
Gross profit	37,830	44,797
General and administrative expenses	529,937	430,847
Loss from operations	(492,107)	(386,050)
Interest expense, net	(29,212)	(122,509)
Net loss	$(521,319)	$(508,559)

Net loss per share (basic and diluted)	$(0.00)	$(0.00)

Weighted average shares outstanding (basic and diluted)	439,699,572	157,000,000

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

The following are unaudited pro-forma results of operations as if the acquisition had occurred at the beginning of the period for the three months ended March 31, 2013 and 2012. Note that these pro-forma results only include the operating results of SGT, Phototron, and Greners:

	For the Three Months Ended March 31,
	2013	2012
Revenue	$636,756	$905,996
Cost of revenue	418,478	711,549
Gross profit	218,278	194,447
General and administrative expenses	647,913	654,756
Loss from operations	(429,635)	(460,308)
Other expense
Amortization of intangible assets	(22,248)	—
Loss on extinguishment of debt	(2,750)	—
Change in fair value of derivative	(169,753)	—
Interest expense, net	(523,397)	(122,869)
Net loss	$(1,147,783)	$(583,177)

Net loss per share (basic and diluted)	$(0.00)	$(0.00)

Weighted average shares outstanding (basic and diluted)	439,699,572	157,000,000

NOTE 5 – PURCHASE – URBAN GARDEN

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

The following are unaudited pro-forma results of operations as if the acquisition had occurred at the beginning of the period for the three months ended March 31, 2013 and 2012. Note that these pro-forma results include the operating results of SGT, Phototron, Greners, and Urban Garden (all of the Company’s operating entities)

	For the Three Months Ended March 31,
	2013	2012
Revenue	$760,709	$1,333,450
Cost of revenue	511,583	985,457
Gross profit	249,126	347,993
General and administrative expenses	708,869	766,166
Loss from operations	(459,743)	(418,174)
Other expense
Amortization of intangible assets	(27,249)
Loss on extinguishment of debt	(2,750)
Change in fair value of derivative	(169,753)
Interest expense, net	(523,467)	(122,869)
Net loss	$(1,182,962)	$(541,043)

Net loss per share (basic and diluted)	$(0.00)	$(0.00)

Weighted average shares outstanding (basic and diluted)	443,605,824	160,906,252

NOTE 6 – INVENTORIES

Inventories are comprised of the following as of:

	March 31, 2013	December 31, 2012
	(Unaudited)
Raw materials	$147,251	$167,413

Finished goods	217,665	218,406

Less: inventory reserve	(27,843)	(27,843)

Inventory, net	$337,073	$357,976

NOTE 7– PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of:

	March 31, 2013	December 31, 2012
	(Unaudited)
Machines and equipment	$5,554	$5,554
Furniture and fixtures	6,997	6,997
Computer equipment	10,920	10,920
Leasehold improvements	10,790	10,790
Total property and equipment	34,261	34,261

Accumulated depreciation	(17,732)	(14,889)

Total property and equipment, net	$16,529	$19,372

Depreciation expense for the three months ended March 31, 2013 and 2012 was $2,843 and zero, respectively.

NOTE 8 – CONVERTIBLE NOTE AND RELATED PARTY TRANSACTIONS

During the three month period ended March 31, 2013, W-Net Fund I, LP converted $353,500 into 50,500,000 shares of the Company’s common stock. The entire principal amount of $353,500 is in relation to the 6% senior secured convertible notes (see “NOTE 11 – 6% SENIOR CONVERTIBLE NOTES”) that the Company issued during the twelve-month period ended December 31, 2012.

On April 2, 2013, W-Net Fund I, LP converted an additional $119,000 of principal related to the 6% convertible notes into 17,000,000 shares of the Company’s common stock (see “NOTE 15 – SUBSEQUENT EVENTS”) at a conversion price of $0.007 per share.

On February 7, 2013, Europa International, Inc. converted $70,000 of principal related to the Company’s 6% convertible notes (see “NOTE 11 - 6% SENIOR CONVERTIBLE NOTES”) into 10,000,000 shares of the Company’s common stock. The conversion price was $0.007 per share.

On March 14, 2013, an employee of the Company loaned us $25,000 via a note payable. Per the terms of the note, the principal accrues interest at the rate of 6% per year with a term of 90 days. The note does not require any principal and/or interest payments during the 90-day term, but the Company can make, at its sole discretion, principal and/or interest payments in any amount it chooses during the 90 day term. At the conclusion of the note’s 90-day term the Company is required to pay, in full, any and all unpaid principal and/or interest.

On March 20, 2013, the same employee of the Company who loaned us $25,000 via a note payable purchased 2,000,000 shares of the Company’s common stock at a price of $0.035 per share. The aggregate proceeds to the Company were $70,000. The shares were purchased as part of the Company’s Subscription Agreement dated December 2011.

NOTE 9 – NOTES PAYABLE

During the three month period ended March 31, 2013, the Company eliminated all of the $193,180 of notes payable and accrued interest that it owed as of December 31, 2012. The details of the notes payable before settlement in the first quarter of 2013 are as follows:

	Principal	Accrued Interest	Total
Greners.	$147,794	$8,206	$156,000
Brian Sagheb	20,000	4,865	24,865
W-Net Fund I, LP	15,643	—	15,643
	$183,437	$13,071	$196,508

Includes interest accrued and owed for the three month period ended March 31, 2013.

The $156,000 paid to Greners represents payment in full of the note payable that the Company issued in July 2012 in relation to its acquisition of Greners.com (see “NOTE 4 – ASSET PURCHASE – GRENERS.COM”). The $24,865 paid to Mr. Sagheb, a former Phototron officer, is payment in full for a loan that he made to the Company. The payment of $15,643 to W-Net Fund I, LP represents payment of the outstanding principal on a $150,000 revolving credit line. As stated above, as of March 31, 2013 the Company had repaid in full all amounts due related to the notes payable.

NOTE 10– NOTES PAYABLE, RELATED PARTY

On March 14, 2013, an employee of the Company loaned us $25,000 via a note payable. Per the terms of the note, the principal accrues interest at the rate of 6% per year with a term of 90 days. The note does not require any principal and/or interest payments during the 90-day term, but the Company can make, at its sole discretion, principal and/or interest payments in any amount it chooses during the 90 day term. At the conclusion of the note’s 90-day term the Company is required to pay, in full, any and all unpaid principal and/or interest.

As of March 31, 2013, the outstanding principal balance was $25,000 and accrued and unpaid interest totaled $70, for a total amount due and payable of $25,070.

NOTE 11 – 6% SENIOR CONVERTIBLE NOTES

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

The 6% Notes are convertible into common stock at the rate of $0.007 per share. The Company has determined that the conversion feature is considered a beneficial conversion feature and determined its value to be $785,459 as of December 31, 2012, which the Company recorded as a debt discount to the 6% Notes. As of December 31, 2012 the Company owed principal of $1,795,077 and accrued interest of $68,022 on these 6% Notes.

During the three months ended March 31, 2013, the Company did not borrow any additional principal related to these notes. In fact, the Company’s outstanding principal balance decreased by $483,500 due to certain holders of these 6% Notes converting some, and in the case of one note holder, all of their outstanding principal into shares of the Company’s common stock. The following summarizes the first quarter 2013 transactions related to the Company’s 6% Notes:

6% Notes – principal & interest	$1,863,099
Debt discount related to conversion feature	(785,459)
Balance as of December 31, 2012	1,077,640

Principal converted into common stock during Q1 2013	(483,500)
Accrued interest converted into common stock during Q1 2013	(1,775)
Accrued and unpaid interest - Q1 2013	22,790
Debt discount amortized as interest expense	(339,038)

6% Notes – principal & interest	1,400,614
Debt discount related to conversion feature	(446,421)
Balance as of March 31, 2013	$954,193

As previously stated, the Company has determined that the conversion feature on the 6% Notes is a beneficial conversion feature, and the Company determined that the value of the beneficial conversion feature had decreased to $446,421 as of March 31, 2013. Accordingly, the Company recorded non-cash interest expense of $339,038 to reflect the change in the value of the debt discount as of March 31, 2013.

The following is a summary of the 6% Notes that were converted into 69,325,048 shares of the Company’s common stock during the first quarter of fiscal year 2013:

	Amount Converted	Shares Received
W-Net Fund I, LP	$353,500	50,500,000
Europa International, Inc	70,000	10,000,000
Forglen, LLC	51,775	7,396,477
Carla Badaracco	10,000	1,428,571
	$485,275	69,325,048

NOTE 12 – 10% SENIOR CONVERTIBLE NOTE

On January 8, 2013, the Company issued a 10% convertible note (the “10% Convertible Note) to Black Mountain Equities, Inc. The rate of interest on the convertible note is 10%, and Black Mountain Equities, at its sole discretion, can convert both the principal and accrued interest into shares of the Company’s common stock. The conversion price was the lesser of (a) $0.04 per share or (b) 70% of the average of the three (3) lowest daily volume weighted average closing prices occurring during the twenty (20) consecutive trading days immediately preceding the applicable conversion date on which Black Mountain elects to convert all or part of the note.

During the three month period ended March 31, 2013, Black Mountain Equities converted all of the principal and accrued interest into 6,270,413 shares of the Company’s common stock. The Company determined that the conversion feature was considered a beneficial conversion feature and determined its value on the date of conversion to be $156,000. Accordingly, the beneficial conversion feature has been accounted for as a valuation discount to the 10% Convertible Note and was fully amortized as of March 31, 2013 via effective interest method, with the Company recording $156,000 non-cash interest expense and $2,750 non-cash loss on extinguishment of debt.

NOTE 13 – DERIVATIVE LIABILITY

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

During fiscal year 2012, which ended December 31, 2012, the Company issued the 6% Notes and the Company determined that the conversion feature in these 6% Notes created a derivative liability. The derivative liability was initially valued using the weighted-average Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions; (i) dividend yield of 0%; (ii) expected volatility of 74%; (iii) risk free rate of 0.04% and (iv) expected term of 3.08 years. Based upon this model, the Company determined an initial value of $592,326. On December 31, 2012, the Company determined there was no longer a derivative liability related to these 6% Notes and fully expensed the value of the initial derivative liability as of December 31, 2012.

During the three month period ended March 31, 2013, the Company issued the 10% Convertible Note in the principal amount of $156,000. As of March 31, 2013 the entire balance of the convertible note had been converted into 6,270,413 shares of the Company’s common stock. The Company determined that the conversion feature was considered a beneficial conversion feature and determined its value on the date of conversion to be $156,000. Accordingly, the beneficial conversion feature has been accounted for as a valuation discount to the 10% Convertible Note and was fully amortized as of March 31, 2013 via effective interest method, with the Company recording $156,000 non-cash interest expense and $2,750 non-cash loss on extinguishment of debt. The Company had no derivative liability with regard to this note as of March 31, 2013.

At March 31, 2013, the Company evaluated the conversion feature of the 10% Convertible Notes and determined that there was a derivative liability. The derivative liability was initially valued using the Black-Scholes option pricing model, with the following assumptions; (i) dividend yield of 0%; (ii) expected volatility of 309%; (iii) risk free rate of 0.11% and (iv) expected term of 0.5 years. Based upon this model, the Company determined an initial value of $158,745. The Company fully expensed as of March 31, 2013 as a $169,753 non-cash charge to change in fair value of derivative liability. On March 31, 2013, the Company determined there was no longer a derivative liability related to this 10% Convertible Notes.

As of March 31, 2013 the Company did not have a derivative liability.

NOTE 14 – SHAREHOLDERS’ EQUITY

Common Stock

During the three month period ended March 31, 2013, the Company issued 79,595,461 shares of its common stock related to the conversion of notes payable and 6% Notes. These shares were valued at $641,275 and the debt conversions are detailed below:

Debt Conversion
W-Net Fund I, LP	$353,500	See "Note 11 - 6% SENIOR CONVERTIBLE NOTES"
Black Mountain Equities, Inc	156,000	See “Note 12 – 10% Senior Convertible Note”
Europa International, Inc	70,000	See "Note 11 - 6% SENIOR CONVERTIBLE NOTES"
Forglen, LLC	51,775	See "Note 11 - 6% SENIOR CONVERTIBLE NOTES"
Carla Badaracco	10,000	See "Note 11- 6% SENIOR CONVERTIBLE NOTES"
	$641,275

During the three month period ended March 31, 2013, the Company issued 15,278,861 shares of its common stock for cash. The shares were sold at a price of $0.035 per share and generated proceeds to the Company in the amount of $534,760.

During the three month period ended March 31, 2013, the Company issued 11,379,166 shares of its common stock for services rendered. These services were valued at $179,125 and are detailed as follows:

Shares for Services
Wages paid to Company employees	$132,458
Consulting	20,000
Cannabis.org expenses	11,667
Board Member compensation	15,000
$179,125

During the three month period ended March 31, 2013, the Company issued 3,680,773 shares of its common stock in relation to the cashless exercise of stock options. These shares were valued at zero by the Company.

During the three month period ended March 31, 2013, the Company issued 470,237 shares of its common stock in relation to the exercise of stock options by Eric Shevin, who joined the Company’s Board of Directors in April 2013 (see “Note 15 – Subsequent Events”). These shares generated proceeds to the Company in the amount of $9,000.

On March 19, 2013, pursuant to the terms and conditions of the Merger Agreement, the Company cancelled all of the 3,000,000 shares of its Series A Preferred Stock that were issued and outstanding. Per the terms of the Merger Agreement, the Company was required to attain specified net revenue and gross profit milestones by May 1, 2013 in order for the shares to vest and be distributed to the former shareholders of SGT. On March 19, 2013, applicable parties agreed that the milestones would not be met so the Series A Preferred Stock was returned to the Company and subsequently cancelled.

Stock options

On April 5, 2012, the date of the Merger, Phototron had certain stock options outstanding that had been granted to its employees, officers and directors. The terms of these stock options remained unchanged as a result of the Merger and are summarized below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding December 31, 2011	30,861,087	$0.07
Granted	—	—
Exercised	—	—
Forfeited or expired	(18,009,900)	0.05
Outstanding December 31, 2012	12,851,187	$0.10	8.46	—

Forfeited or expired	(10,500,000)

Vested or expected to vest at March 31, 2013	2,351,187	$0.02	8.21	—

Warrants

The Company did not issue any warrants during the three months ended March 31, 2013, nor were there any warrants outstanding as of March 31, 2013.

The table below summarizes the Company’s warrant activity during the year ended December 31, 2012:

		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Warrants	Price	Term	Value
Outstanding, December 31, 2011	2,248,954	$0.10	4.50	$22,490
Forfeited	(2,248,954)	$0.10	4.50	$(22,490)
Outstanding, December 31, 2012	—	$—	—	$—

The warrants were forfeited during the year ended December 31, 2012.

NOTE 15– SUBSEQUENT EVENTS

On April 1, 2013 the Company added Eric Shevin as a member of its Board of Directors. Eric D. Shevin, Esq. (age 48) is a nationally recognized attorney, author and teacher specializing in matters related to marijuana including corporate, civil and criminal engagements across the United States. Mr. Shevin’s practice is based in Los Angeles, California where he is an instructor for the Los Angeles County Judiciary, teaching a course on medical marijuana laws. Mr. Shevin also provides instruction at the annual NACDL Advanced Criminal Law Seminar in Aspen, Colorado. He obtained his Juris Doctor from the University of San Diego in 1992 followed by a judicial clerkship with the Honorable Judge Bernard Revak of the San Diego Superior Court. Mr. Shevin obtained a Bachelors of Science degree from San Diego State University in 1989. Mr. Shevin has been recognized as a Southern California Super Lawyer for 2004, 2005, 2009 and 2012 and is a lifetime member of the Legal Committee for the National Organization for the Reform of Marijuana Laws.

On April 2, 2013, W-Net Fund I, LP converted $119,000 of principal related to it’s 6% Notes into 17,000,000 shares of the Company’s common stock at a conversion price of $0.007 per share.

On April 3, 2013, the Company signed a Letter of Intent with Strategic Global Investments (Pink Sheets:STBV) to build a comprehensive, multi-channel media network for the marijuana industry. Planning for the project has commenced over the past 30 days, and a letter of intent has been executed by GrowLife and Strategic Global Investments with formal documentation planned by 4/30/13 with a deposit to Strategic Global Investments for GrowLife Studios: San Diego, and the announcement of additional partners.

On April 3, 2013, the Company agreed to hire five (5) outside consultants to provide services in relation to the development of GrowLife Productions, Inc., a wholly-owned subsidiary of the Corporation. Per the terms of their respective consulting agreements with the Company, the Company will issue 2,125,000 shares of its common stock, in the aggregate, as payment in full to these five individuals.

On April 4, 2013, the Company signed a letter of intent to acquire Rocky Mountain Hydroponics, LLC., Evergreen Garden Center, LLC. and 58Hydro.com ("EGC") in a transaction that involves a combination of common stock, debt securities, and cash. The agreement between EGC and GrowLife, Inc. is expected to close no later than June 7, 2013 following the customary completion of definitive documents and due diligence. As part of the commitment between the companies, Mr. Hunt, who is currently the CEO of Evergreen and Rocky Mountain Hydro, is expected to join the Board of Directors for GrowLife, Inc. and assume the executive officer position of Executive Vice President and President of GrowLife Hydroponics, Inc.

On April 10, 2013, the Company agreed to expand the maximum number of its common stock that it can issue in relation to a Subscription Agreement dated December 2011. Under the original terms of the Subscription Agreement, the Company was authorized to sell/issue 50,000,000 shares of its common stock at a price of $0.035 per share. The amended Subscription Agreement now authorizes the Company to sell/issue 80,000,000 shares of its common stock at a price of $0.035 per share, which represents an additional 30,000,000 shares valued at $1,050,000 (30,000,000 x $0.035)

Effective April 12, 2013, Craig Ellins resigned as a member of the Board of Directors of GrowLife, Inc. Mr. Ellins was a member of the GrowLife, Inc. Board of Directors since March 9, 2011.

On April 16, 2013, W-Net I, LP purchased 1,000,000 shares of the Company’s common stock for $0.035 per share, with aggregate proceeds to the Company of $35,000.

On April 18, 2013, the Company’s Board of Directors voted unanimously to (a) change the name of its stock incentive plan from “Phototron Holdings 2011 Stock Incentive Plan” to “GrowLife 2011 Stock Incentive Plan”, and (b) increase the maximum number of shares which may be issued under the plan to 35,000,000.

On April 26, 2013, W-Net Fund I, LP converted $98,000 of principal related to the 6% convertible notes into 14,000,000 shares of the Company’s common stock at a conversion price of $0.007 per share.

On May 1, 2013, the Company entered into a Securities Purchase Agreement with Gemini Master Fund, Ltd. for the sale and purchase of an $280,000 of original issue discount secured 0% nonconvertible promissory note due October 31, 2013 and a common stock purchase warrant to purchase 5,000,000 shares of the Company’s common stock with an exercise price of $0.05 per share (collectively the “Private Placement”). At closing, the Company received gross proceeds of $250,000 for the Private Placement. The proceeds from the Private Placement will be used for general working capital purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting our operating results, financial condition and liquidity and cash flows for the months ended March 31, 2013 and 2012. The discussion and analysis that follows should be read together with the condensed consolidated financial statements and the notes to the financial statements included elsewhere in this report. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in the section of our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on April 1, 2013, captioned “Risk Factors.”

Overview

General

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

Our revenue from net sales has steadily increased quarter over quarter throughout 2012. For the first quarter of 2013 revenue increased $86,089, or 12.8%, as compared to the fourth quarter of fiscal year 2012. Compared against Q1 2012, revenue increased $668,900, which we believe is a result of our product expansion, business alliances and strategic acquisitions.

Expansion and growth are our driving themes for GrowLife in 2013. GrowLife is actively engaged in improving and expanding its lineup of branded products through organic development, business alliances and acquisition. SGSensors.com, and its wireless automation products for grow rooms is a prominent example of our product development and brand extension. SG Sensors products are expected to be available for commercial sale in the summer of 2013. GrowLife is also actively engaged in building upon its direct to customers sales business by expansion and promotion of Phototron products to a wider consumer market. Finally, GrowLife remains actively engaged in exploring strategic acquisitions that will allow expansion of the company in the United States.

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

Results of Operations

Three Months Ended March 31, 2013 Compared to March 31, 2012

Revenue and cost of revenue

For the three months ended March 31 2013 our revenue was $760,709, which represents an increase of $668,900 as compared to the $91,809 for the three-month period ended March 31, 2012. This increase was mainly due to the successful implementation of our acquisition program.

Cost of revenue during the three month periods ended March 31, 2013 and 2012 were $511,583 and $83,767, respectively. This resulted in gross profit of $249,126 for Q1 2013 and $8,042 during Q1 2012. Gross profit in the quarter ended March 31, 2013 equated to 32.7% of revenue, which represents a significant improvement from the 8.8% achieved in the first quarter of 2012.

Expenses

During the three months ended March 31, 2013 our general and administrative expenses were $708,869, an increase of $583,725 from the $125,144 incurred during the three months ended March 31, 2012.

On a comparative basis, operating expenses for the three months ended March 31, 2013 increased $583,725 as compared to the same period in 2012. Wages and related taxes increased $214,337 on a year-to-year basis, primarily due to the acquisitions of SG Technologies Inc., Greners, and Urban Garden. These three operating entities recorded wages and related taxes of $189,845; there were no similar wage and payroll tax expense in Q1 2012 because none of these entities had yet been acquired. Also, note that $132,458 of the wages paid during the first quarter of 2013 were non-cash, as the Company issued 7,545,833 shares of its common stock in exchange for wages.

The following is a brief analysis of select operating expenses:

During the three months ended March 31, 2013, accounting and audit fees increased $77,370 as compared to the same period in 2012. The accounting and audit fees include approximately $46,372 of audit fees for our fiscal year ended December 31, 2012. The Company also paid a third-party consultant $35,000 during the quarter ended March 31, 2013 to perform additional accounting functions. We paid this consultant $15,000 in cash and the remaining $20,000 was paid by the issuance of 2,000,000 shares of the Company’s common stock.

Advertising expense increased $41,577 during the three months ended March 31, 2013 as compared to the same period in 2012. The Company incurred advertising expense of $22,860 for Greners during the three months ended March 31, 2013, with no similar expense incurred during the same period in 2012. In addition, the Company recorded $24,413 of advertising expense in relation to Phototron during the three months ended March 31, 2013, which also has no similar expense incurred during the same period in 2012.

Rents, repairs, and security increased $28,440 during the three months ended March 31, 2013 as compared to the same period in 2012. The increase is due entirely to the fact that the Company had three additional facilities during the three months ended March 31, 2013 as compared to the same period in 2012. The three additional facilities were for SGT, Greners, and Urban Garden, all of which were acquired by the Company after March 31, 2012.

During the three months ended March 31, 2013, the Company incurred expenses of $34,010 and $21,667 with relation to GrowLife Productions, Inc. and Cannabis.org, respectively. Neither of these ventures were in development during the first quarter of 2012, and therefore no similar expense was incurred during the first quarter of 2012. Both GrowLife Productions and Cannabis.org are critical elements of the Company’s global branding strategy, and the Company will continue to invest in the development of both GrowLife Productions and Cannabis.org during fiscal year 2013. Note that $11,667 of the Cannabis.org expense was non-cash, as the Company secured these services by issuing 333,333 shares of its common stock in lieu of cash.

The Company recorded investor relations/public relations expense of $28,185 and legal expense of $24,619 during the quarter ended March 31, 2013 as compared to zero in the same three month period in 2012. As a publicly traded company, the Company frequently issues press releases and other promotional information, all of which comes at a cost to the Company. In addition, being a publicly traded company requires filings with the Securities and Exchange Commission (“SEC”), which often requires the Company to retain independent outside legal counsel to review these, and other, critical filings and documents.

Website production expense was $22,742 during the three months ended March 31, 2013. Almost all of this was in relation to a major overhaul of the Phototron, Inc. website, which the Company hopes to have online during the second quarter of 2013. The website will be substantially all new in terms of graphics/design and will have a significantly improved, and more efficient, online ordering system.

The Company recorded $15,000 in compensation to members of our Board of Directors, all of which was non-cash and paid by the Company issuing 1,500,000 shares of its common stock.

Other Expenses

During the quarter ended March 31, 2013, the Company incurred other expenses totaling $723,219 versus only $4,584 during the same period in fiscal year 2012. Included in the $723,219 first quarter charge is $667,541 of non-cash expense related to conversion features associated with the 6% Notes issued during fiscal year 2012 and the 10% Convertible Notes issued in January 2013. Note that there was no similar expense incurred during the three month period ended March 31, 2012.

The Company also incurred $523,467 of net interest expense during the first quarter of 2013 as compared to only $4,584 during the same quarter in fiscal 2012. The increase in interest expense, as measured on a year-to-year basis, is due to the Company having $495,038 of non cash interest expense as of March 31, 2013 compared to $0 non cash interest expense as of March 31, 2012.

Amortization of intangible assets resulted in an expense of $27,249 during the quarter ended March 31, 2013. This expense is in relation to the amortization of $505,000 of intangible assets acquired via the acquisitions of SGT, Greners, and Urban Garden. The Company will continue to amortize these intangible assets at a quarterly expense of $27,249 until the entire $505,000 of intangible assets has been fully amortized.

Note that $694,790 of the $723,219 of other expense is non-cash, which means it does not have an adverse affect on the Company’s cash flows.

Loss

The net loss for the three month period ended March 31, 2013 was $1,182,962 with the same period in fiscal 2012 incurring a net loss of $121,686. As noted above in the “Other Expenses” section, a significant portion of the Company’s loss in the first quarter of 2013 is related to non-cash expenses. The following is a brief summary of the non-cash expenses:

Q1 2013
Net loss	$(1,182,962)

Less non-cash expenses:
Non cash interest expense	495,038
Change in fair value of derivative	169,753
Amortization of intangible assets	27,249
Loss on extinguishment of debt	2,750
Depreciation of plant & equipment	2,843
Services render for common stock	179,125
Total non-cash expenses	876,758

Adjusted net loss	$(306,204)

Liquidity and Capital Resources

As of March 31, 2013, we had working capital of $349,139 as compared to a working capital deficiency of $67,202 at December 31, 2012. The Company has relied, and will continue to rely, on funds generated through operations, through loans, and through the selling of shares of our common stock to fund our operations.

During the three months ended March 31, 2013, the Company used $318,214 of cash to fund its operating activities as compared to $235,732 used to fund operations in the same period last year.

The Company did not use any cash to purchase fixed assets during the three months ended March 31, 2013 while using $1,753 to purchase fixed assets during the same three month period in fiscal 2012.

During the first quarter of 2013, the Company generated net proceeds of $528,252 through financing activities, with $534,760 generated by the sale of 15,278,861 shares of its common stock at $0.035 per share, $156,000 generated through the issuance of a 10% convertible note, $25,000 from a related party note payable, and $9,000 from the exercising of 470,237 shares of common stock via a stock option with an exercise price of $0.019 per share. The $724,760 generated via financing activities in the first quarter of 2013 was partially offset by $196,508 in debt and interest payments made by the Company. During the same three month period in fiscal 2012, the Company generated net proceeds of $219,299 via $120,402 of member contributions and $98,897 via related party advances.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who serves as our principal executive officer and our Chief Financial officer, who serves as our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.

As of March 31, 2013, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2013, our disclosure controls and procedures were not effective due to the limited size of our staff and budget. The following weaknesses/areas of concern were uncovered by our evaluation:

·	A computerized accounting system that is not linked among the Company’s different physical locations
·	A lack of a centralized Accounting department; each physical location does its own banking, purchasing, and cash disbursements
·	A lack of an offsite backup for the Company’s critical computerized data
·	Our information systems lack sufficient controls limiting access to key applications and data; and
·	Effective controls to ensure the accuracy, valuation and timeliness of the financial accounting process around inventory, including a lack of accuracy and basis for valuation resulting in adjustments to the amount of cost of revenues and the carrying amount of inventory

Changes in Internal Control over Financial Reporting and Remediation of the Material Weaknesses

During the three-month period ended March 31, 2013, no changes to our internal control over financial reporting were identified that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

We are investing in efforts to improve the control environment and intend to commit resources to the continuous improvement of the design, implementation, documentation, testing, and monitoring of our internal controls. As of this filing, the Company has hired one additional Accounting/Finance person and has begun evaluating different Accounting and Point-of-Sale (POS) software systems.

Remediation Plans

Management, in coordination with the input, oversight and support of our Board of Directors, intends to strengthen our internal control over financial reporting and to address the material weaknesses described above. In addition to improving the effectiveness and compliance with key controls, our remediation efforts will involve ongoing business and accounting process improvements and the implementation of key system enhancements. The process and system enhancements will be generally designed to simplify and standardize business practices and to improve timeliness and access to associated accounting data through increased systems automation, appropriate limitations around IT access, as well as timely testing of controls throughout the fiscal year. While we expect remedial actions to be essentially implemented by the end of fiscal 2013, some may not be in place for a sufficient period of time to help us certify that material weaknesses have been fully remediated as of the end of the three-month period ended March 31, 2013. We will continue to develop our remediation plans and implement additional measures during the remainder of fiscal 2013 and possibly into fiscal 2014.

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

PART II

OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 1, 2013 the Company issued 2,000,000 shares of its common stock to Eric Stoppenhagen. These shares were issued on a non-cash basis and were compensation for services rendered.

Beginning January 3, 2013, and ending on March 20, 2013, the Company issued 15,278,861 shares of its common stock to certain investors in relation to the Company’s Subscription Agreement dated December 2011. The shares were issued for cash at $0.035 per share.

On January 3, 2013, the company issued 333,333 shares of its common stock to Zcapital, Inc. in relation to the Company’s licensing agreement to use Zcapital’s website Cannabis.org. The shares were issued on a non-cash basis.

On January 9, 2013, the company issued 4,500,000 shares of its common stock to W-Net Fund I, LP in relation to the Company’s 6% Convertible Notes. The conversion price was $0.007 per share and resulted in a $31,500 reduction in the outstanding principal balance of the 6% Convertible Notes.

On January 18, 2013, the company issued 2,097,209 shares of its common stock to Black Mountain Equities, Inc. The shares were issued in relation to the 10% Convertible Note entered into on January 8, 2013 between the Company and Black Mountain Equities, Inc.. The conversion price was $0.024 per share and resulted in a $50,370 reduction in the outstanding principal balance of the 10% Convertible Note.

On February 1, 2013, the company issued 11,000,000 shares of its common stock to W-Net Fund I, LP in relation to the Company’s 6% Convertible Notes. The conversion price was $0.007 per share and resulted in a $77,000 reduction in the outstanding principal balance of the 6% Convertible Notes.

On February 1, 2013, the company issued 2,203,580 shares of its common stock to Black Mountain Equities, Inc. The shares were issued in relation to the 10% Convertible Note entered into on January 8, 2013 between the Company and Black Mountain Equities, Inc.. The conversion price was $0.025 per share and resulted in a $56,353 reduction in the outstanding principal balance of the 10% Convertible Note.

On February 5, 2013, the company issued 1,969,624 shares of its common stock to Black Mountain Equities, Inc. The shares were issued in relation to the 10% Convertible Note entered into on January 8, 2013 between the Company and Black Mountain Equities, Inc.. The conversion price was $0.025 per share and resulted in a $49,277 reduction in the outstanding principal balance of the 10% Convertible Note. The 10% Convertible Note was fully converted after this transaction.

On February 7, 2013, the company issued 10,000,000 shares of its common stock to Europa International, Inc. in relation to the Company’s 6% Convertible Notes. The conversion price was $0.007 per share and resulted in a $70,000 reduction in the outstanding principal balance of the 6% Convertible Notes.

On February 7, 2013, the company issued 1,428,571 shares of its common stock to Carla Badaracco in relation to the Company’s 6% Convertible Notes. The conversion price was $0.007 per share and resulted in a $10,000 reduction in the outstanding principal balance of the 6% Convertible Notes.

On February 8, 2013, the Company issued 470,237 shares of its common stock in relation to the exercising of a stock option. The option was exercised for cash at $0.0109 per share.

On February 12, 2013, the company issued 13,000,000 shares of its common stock to W-Net Fund I, LP in relation to the Company’s 6% Convertible Notes. The conversion price was $0.007 per share and resulted in a $91,000 reduction in the outstanding principal balance of the 6% Convertible Notes.

On February 14, 2013, the company issued 7,396,477 shares of its common stock to Forglen, LLC in relation to the Company’s 6% Convertible Notes. The conversion price was $0.007 per share and resulted in a $51,775 reduction in the outstanding principal balance of the 6% Convertible Notes.

On February 18, 2013, the company issued 10,000,000 shares of its common stock to W-Net Fund I, LP in relation to the Company’s 6% Convertible Notes. The conversion price was $0.007 per share and resulted in a $70,000 reduction in the outstanding principal balance of the 6% Convertible Notes.

On February 21, 2013, the Company issued 731,202 shares of its common stock in relation to the exercising of a stock option. The option was exercised on a non-cash basis.

On February 23, 2013, the Company issued 298,949 shares of its common stock in relation to the exercising of a stock option. The option was exercised on a non-cash basis.

On February 23, 2013, the Company issued 1,197,479 shares of its common stock in relation to the exercising of a stock option. The option was exercised on a non-cash basis.

On March 1, 2013, the Company issued 1,453,143 shares of its common stock in relation to the exercising of a stock option. The option was exercised on a non-cash basis.

On March 8, 2013, the company issued 12,000,000 shares of its common stock to W-Net Fund I, LP in relation to the Company’s 6% Convertible Notes. The conversion price was $0.007 per share and resulted in a $84,000 reduction in the outstanding principal balance of the 6% Convertible Notes.

On March 31, 2013, the Company issued 9,045,833 shares of its common stock to Board of Directors and employees. These shares were issued on a non-cash basis and were compensation for services rendered.

Item 6.	Exhibits

Exhibit Index

Exhibit Number	Description of Exhibit
10.1	Securities Purchase Agreement, dated May 1, 2013, by and between GrowLife, Inc. and Gemini Master Fund, Ltd .. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2013.

10.2	Form of OID Secured Bridge Note. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2013.

10.3	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2013.

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GROWLIFE, Inc.

Date: May 14, 2013	By:	/s/ Sterling Scott
Sterling Scott
Chief Executive Officer

Date: May 14, 2013	By:	/s/ Justin Manns
Justin Manns
Chief Financial Officer