Form 10-Q
period 2013-06-30
GROWLIFE, INC.
filed 2013-08-13
CIK 1161582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

As of August 13, 2013 there were 620,034,915 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

GrowLife, Inc. and Subsidiaries (formerly Phototron Holdings, Inc.)
Condensed Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets
Cash	$160,919	$36,602
Restricted cash	46,400	46,400
Accounts receivable, net	138,596	15,036
Inventory, net	1,046,047	357,976
Prepaid expenses	61,695	-
Deposits	56,470	15,990
Total current assets	1,510,127	472,004

Property and equipment, net	64,778	19,372
Intangibles	542,602	508,600
Goodwill	1,294,998	279,515

Total Assets	$3,412,504	$1,279,491

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$545,769	$293,020
Accrued expenses	115,203	19,368
Credit line	39,177	-
Deferred revenue	18,644	33,638
Derivative liability	250,000	-
12% Senior secured convertible notes	806,134	-
Note payable and accrued interest	833,669	193,180
Note payable and accrued interest, related party	25,444	-
Total current liabilities	2,634,040	539,206

Long-term debt
6% Senior secured convertible notes, net of discount	528,028	1,077,640
Total long-term debt	528,028	1,077,640

Total liabilities	3,162,068	1,616,846

Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value, 3,000,000 shares
authorized and outstanding, respectively	-	300
Common Stock, $0.0001 par value, 1,000,000,000
shares authorized, 617,034,915 and 157,000,000
shares issued and outstanding, respectively (1)	61,704	38,970
Additional paid-in-capital	6,009,227	2,643,941
Accumulated deficit	(5,820,495)	(3,020,566)
Total stockholders' equity (deficit)	250,436	(337,355)

Total liabilities and stockholders' equity (deficit)	$3,412,504	$1,279,491

See accompanying notes to these condensed consolidated financial statements.

(1) The December 31, 2012 capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction. See Note 2.

GrowLife, Inc. and Subsidiaries (formerly Phototron Holdings, Inc.)
Condensed Consolidated Statement of Operations
(Unaudited)

	For the Three-Month Periods Ended,		For the Six-Month Periods Ended,
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Net revenue	$872,557	$208,446	$1,625,625	$300,255

Cost of Goods Sold	684,693	116,329	1,196,277	200,096

Gross Profit	187,864	92,117	429,348	100,159

General and administrative	1,279,059	409,190	2,007,464	534,334

Loss from operations	(1,091,195)	(317,073)	(1,578,116)	(434,175)

Other income (expense)

Warrant expense	(250,000)	-	(250,000)	-

Loss on extinguishment of debt	-	-	(2,750)	-

Change in fair value of derivative	-	(375,999)	(169,753)	(375,999)

Interest expense, net	(275,772)	(63,648)	(799,310)	(68,232)

Net loss	$(1,616,967)	$(756,720)	$(2,799,929)	$(878,406)

Net loss per share (basic and diluted)	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding (basic and diluted) (2)	556,633,753	301,230,910	500,801,583	229,115,455

See accompanying notes to these condensed consolidated financial statements.

(2) The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares. See Note 2.

GrowLife, Inc. and Subsidiaries (formerly Phototron Holdings, Inc.)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months ended June 30,
	2013	2012
Operating Activities
Net loss	$(2,799,929)	$(878,406)
Adjustments to reconcile net loss to net cash used by
operating activities
Depreciation and amortization	7,585	2,842
Fair value of warrants issued	250,000	-
Fair value of vested stock options and amortization	-	26,563
Amortization of intangible assets	55,998	-
Amortization of debt discount	737,491	49,283
Common stock issued for services rendered	827,476	10,250
Accrued interest on convertible notes payable	49,501	19,135
Change in fair value of derivative liability	169,753	375,999
Loss on extinguishment of debt	2,750	-
Imputed interest on related party notes payable	-	2,500
Changes in operating assets and liabilities
Accounts receivable	(82,047)	3,723
Inventory	60,173	(24,715)
Prepaid expenses	(26,624)	-
Other assets	(7,414)	7,633
Accounts payable	(80,921)	43,958
Accrued expenses	43,345	66,935
Delinquent payroll taxes expenses	-	12,713
Deferred revenue	(14,994)	-

Net cash used in operating activities	(807,857)	(281,587)

Investing Activities
Cash paid to acquire Rocky Mountain Hydroponics	(550,000)	-
Cash acquired upon acquisition of Rocky Mountain Hydroponics	(1,398)	9,825
Cash paid for store improvements	(2,357)	-

Net cash provided (used) from investing activities	(553,755)	9,825

Financing Activities
Proceeds from the issuance of common stock	623,260	-
Proceeds from the issuance of 10% convertible note	156,000	-
Proceeds from options exercised	9,000	-
Proceeds from notes payable	830,000	25,000
Proceeds from notes payable, related party	25,000	-
Payments of notes payable and accrued interest	(196,508)	-
Proceeds from credit line	39,177	-
Advances from related party	-	104,397
Capital contributions	-	120,402

Net cash provided by financing activities	1,485,929	249,799

Net increase (decrease) in cash	124,317	(21,963)

Cash, beginning of period	36,602	24,437

Cash, end of period	$160,919	$2,474

Supplemental disclosure of cash flow information
Cash paid for interest	$4,865	$-

Cash paid for income taxes	$-	$-

NON-CASH TRANSACTIONS
Common stock issued for services rendered	$827,476	$-
Fair value of 5,000,000 warrants	$250,000	$-
Common stock issued to acquire Rocky Mountain
Hydroponics/Evergreen Garden Center	$275,000	$-
12% Senior Secured Convertible Notes issued to acquire Rocky
Mountain Hydroponics/Evergreen Garden Center	$800,000	$-
6% Senior secured convertible notes converted into
common stock, principal and interest	$1,168,488	$500,000
Notes payable for Greners acquisition converted into
common stock, principal and interest	$156,000	$-
Common stock issued for cashless exercise of options	$368	$-

See accompanying notes to these condensed consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES (formerly Phototron Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six-Months Ended June 30, 2013 (Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION

GrowLife, Inc. (formerly Phototron Holdings, Inc.) (“GrowLife”, the “Company”, “we,” “us,” “our”, “our company”) is a holding company with multiple operating businesses that manufacture and supply branded equipment and expendables in the USA for urban gardening, inclusive of equipment and expendables for growing of medical marijuana. Wholly owned GrowLife companies include SGT, Growlife Hydroponics, Urban Garden, 58Hydro.com, Phototron, Rocky Mountain Hydroponics, Evergreen Garden Centers and Greners. In addition to promotion and sales of GrowLife owned brands, GrowLife companies distribute and sell over 3,000 products through on-line distribution channels, Greners.com and 58Hydro.com, our on-line superstores, and through retail sales in Company owned stores in California, Colorado, Maine, Massachusetts and New Hampshire. GrowLife’s website, www.cannabis.org is expected to provide GrowLife with another widely recognized and authoritative channel for branded product promotion and sales. GrowLife and its business units are organized and directed to operate strictly in accordance with all applicable state and federal laws.

GrowLife is actively engaged in improving and expanding its line of branded products through organic development, business alliances and acquisition. Consistent with this strategy, GrowLife has recently announced its commitment to collaboration in sales and marketing of a modularized line of turn-key grow containers under the brand “PharmPod” and is actively engaged in developing other business alliances and evaluating branded products for acquisition. GrowLife is also actively engaged in building upon its direct to customers sales business by expansion and promotion of Greners.com, StealthGrow.com, Phototron.com and other unique online channels of distribution. Finally, GrowLife is actively engaged in pursuing acquisitions that will allow its GrowLife Hydroponics retail sales division business to expand regionally in the United States.

On February 14, 2011, GrowLife entered into an Agreement and Plan of Merger (“PHI Merger Agreement”) with PHI Merger Corporation, a California corporation and our wholly-owned subsidiary (“PHI MergerCo”), and Phototron, Inc., a California corporation (“Phototron”). The closing (the “PHI Closing”) of the transactions contemplated by the PHI Merger Agreement (the “PHI Merger”) occurred on March 9, 2011. At the PHI Closing, (a) PHI MergerCo was merged with and into Phototron; (b) Phototron became our wholly-owned subsidiary; (c) all of Phototron’s shares and options outstanding prior to the PHI Merger were exchanged (or assumed, in the case of options) for comparable securities of our company; and (d) 95% of our fully-diluted shares were owned by Phototron’s former shareholders and option holders. At the PHI Closing, we issued a total of 130,621,421 shares of our common stock to Phototron’s former shareholders, in exchange for the 1,666,666 shares of Phototron’s common stock outstanding prior to the PHI Merger. Upon the effectiveness of the PHI Merger, 8,662,262 shares of our common stock were maintained by our existing stockholders. In connection with the PHI Merger, we changed our name from Catalyst Lighting Group, Inc. to Phototron Holdings, Inc., on March 9, 2011.

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

On March 21, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SGT Merger Corporation, a Nevada corporation and our wholly-owned subsidiary (“MergerCo”), SG Technologies Corp, a Nevada corporation (“SGT”), Sterling C. Scott (the “SGT Representative”), and W-Net Fund I, L.P., a Delaware limited partnership and current holder of our common stock (the “Investor Representative”). The closing (the “Closing”) of the transactions contemplated by the Merger Agreement (the “Merger”) occurred on April 5, 2012. At the Closing, (a) MergerCo was merged with and into SGT; (b) SGT became our wholly-owned subsidiary; and (c) all SGT shares of common stock were exchanged for shares of our common stock and shares of a new series of our preferred stock, which was designated Series A Preferred Stock (the “Series A Preferred Stock”), and had the rights, preferences, privileges and restrictions set forth in the Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock, which was filed with the Delaware Secretary of State on April 5, 2012. At the Closing, we issued to SGT’s former stockholders, in exchange for the 200 shares of SGT’s common stock outstanding immediately prior to the Merger, 157,000,000 shares of our common stock and 3,000,000 shares of Series A Preferred Stock. Details are disclosed on Note 3.

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

On July 23, 2012, we completed the purchase of substantially all of the assets (the “Assets”) of Donna Klauenburch and Tao Klauenburch, general partners doing business as Greners.com (collectively, “Greners”), related to the online retail business currently operated by Greners, pursuant to the terms of an Asset Purchase Agreement entered into by the parties on July 23, 2012 (the “Asset Purchase Agreement”). The Assets included equipment, finished goods, materials and supplies, contract rights, trademarks, domain names and implemented and operational components of software. In addition, the Company assumed certain of Greners’ liabilities which included Greners’ liabilities and obligations under its contracts and all express and implied warranties related to any materials supplied by Greners prior to the closing date.  Details are disclosed on Note 4.

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

On October 22, 2012, our wholly owned subsidiary GrowLife Hydroponics, Inc., a Delaware corporation (“GH”), completed the purchase of all of the shares (the “UG Shares”) of Soja, Inc. dba Urban Garden Supplies (the “Urban Garden”) from Richard Melograno, Michael Cook, and Scott Glass (collectively, the “UG Sellers”). The effective date of the Stock Purchase Agreement was October 24, 2012 (“UG Agreement”). The UG Agreement included all of the assets and liabilities of Urban Garden which includes the inventory of the store located at 22516 Ventura Blvd., Woodland Hills, CA 91364 and various other assets. GH also assumed the liabilities of Urban Garden which were valued at $70,370. GrowLife’s CEO Sterling Scott personally guaranteed this liability. In consideration for the UG Shares, GrowLife agreed to pay to the UG Sellers an aggregate of 3,906,252 shares of the Company’s common stock valued at $156,250. Details are disclosed on Note 5.

On June 7, 2013, GH completed the purchase of all the ownership and membership interests (the “Subject Interest”) of Rocky Mountain Hydroponics, LLC., a Colorado limited liability company (“RMC”), Evergreen Garden Center, LLC, a Maine limited liability company (“EGC”) and Evergreen Garden Center, LLC, a Delaware limited liability company (“EGC II”)(collectively the “RMH Companies”). The effective date of the Stock Purchase Agreement was June 7, 2013 (“RMH/EGC Agreement”). The RMH/EGC Agreement included all of the assets and liabilities of the RMH Companies, and in specific, their four (4) retail hydroponics stores, which are located in Vail and Boulder, Colorado, Peabody, Massachusetts, and Portland, Maine. Per the terms of the RMH/EGC Agreement, GrowLife paid the former owners of the RMH Companies $550,000 in cash, $800,000 in 12% Secured Convertible Notes, and $275,000 (7,857,141 shares at $0.035/share) in shares of GrowLife’s common stock. Details are disclosed on Note 6.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities. For the six months ended June 30, 2013, the Company incurred a net loss of $2,799,929, cash used in operations was $807,857, and had an accumulated deficit of $5,820,495. The Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements during this period primarily through the recurring issuance of notes payable and advances from a related party. These facts indicate that there is substantial doubt of the Company’s continuation as a going concern.

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

Interim Results

The unaudited condensed consolidated financial statements at June 30, 2013 and for the six-month periods ended June 30, 2013 and 2012 are unaudited, but include all adjustments, consisting of normal recurring entries, which our management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. The Company’s operating results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of our operation results in future periods.

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

Sales Returns

We allow customers to return defective products when they meet certain established criteria as outlined in our sales terms and conditions. It is our practice to regularly review and revise, when deemed necessary, our estimates of sales returns, which are based primarily on actual historical return rates. We record estimated sales returns as reductions to sales, cost of sales, and accounts receivable and an increase to inventory. Returned products which are recorded as inventory are valued based upon the amount we expect to realize upon its subsequent disposition. As of June 30, 2013 and December 31, 2012, there was no reserve for sales returns, which are minimal based upon our historical experience.

Warranty Costs

Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based, in part, on historical experience. During the year ended December 31, 2012 we negotiated a $46,000 credit with one of our vendors for future expected warranty repairs to defective units. This amount will be used to offset expected repairs in future periods. As of June 30, 2013, the Company had utilized the entire $46,000 credit available as of December 31, 2012 and had concluded its business relationship with this particular vendor.

Shipping and Handling Fees and Cost

For the six months ended June 30, 2013 and 2012, shipping and handling fees billed to customers totaled $136,829 and $12,539, respectively, and were included in revenue. For the three months ended June 30, 2013 and 2012, shipping and handling fees billed to customers totaled $76,713 and $11,430, respectively, and were included in revenue.

For the six months ended June 30, 2013 and 2012, shipping and handling costs of $141,622 and $29,256, respectively, were included in cost of goods sold. For the three months ended June 30, 2013 and 2012, shipping and handling costs of $63,151 and $22,671, respectively, were included in cost of goods sold.

Advertising Costs

Advertising costs are expensed as incurred and are included in general and administrative expenses in the amount of $118,638 and $73,781, for the six months ended June 30, 2013 and 2012, respectively. For the three months ended June 30, 2013 and 2012, advertising costs of $56,940 and $48,765, respectively, were included in general and administrative expenses.

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

During the six months ended June 30, 2013, the Company issued warrants to Gemini Master Fund, LTD (“GMF”) (see “Note 16 – Shareholders’ Equity) entitling GMF to purchase, at their discretion, 5,000,000 shares of the Company’s common stock. The warrants were issued on May 1, 2013 in connection with the $280,000 OID Bridge Note that was also issued on May 1, 2013. The warrants have a five-year term with an original exercise price of $0.05 per share. The warrants vest immediately and are exercisable in whole, or in part, at any time and from time to time on or after the issue date and on or before the termination date. Per the terms of the Common Stock Purchase Warrant (the “Warrant Agreement”) between the Company and GMF, the exercise price was reset on June 4, 2013 to $0.035 per share due to the Company’s sale/issuance of shares at $0.035 per share under its Subscription Agreement.

The Company valued the warrants at $250,000 using the Black-Scholes option pricing model using the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 240%; (iii) risk free rate of 0.04%, and (iv) an expected term of 5 years. The Company expensed the entire $250,000 as a non-cash charge to “warrants issued expense” during the three month period ended June 30, 2013. Details are disclosed on Note 16.

The Company has determined that the warrants are a derivative liability due to the “reset” clause associated with the exercise price. As a result, the Company recorded a $250,000 derivative liability on its balance sheet as of June 30, 2013 in relation to these warrants. This represents the only derivative liability that the Company has as of June 30, 2013. Details are disclosed on Note 16.

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

As of June 30, 2013, there were 134,954,444 dilutive securities which are considered anti-dilutive and are not included in diluted loss per share. The following details the dilutive securities as of June 30, 2013:

Options	2,351,187
Warrants	5,000,000
6% senior secured convertible notes - principal & interest	104,570,857
12% senior secured convertible notes - principal & interest	23,032,400
134,954,444

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

Inventories

Inventories are recorded on a first in first out basis. Inventory consists of purchased finished goods and components held for resale. Inventory is valued at the lower of cost or market. The reserve for inventory was $27,843 at June 30, 2013 and December 31, 2012.

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

We recorded $55,998, and zero, of amortization charges related to other intangible assets for the six months ending June 30, 2013 and June 2012, respectively.

Recently Issued Accounting Pronouncements

Adopted

Effective January 2012, the Company adopted ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) on fair value measurement. A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend to change the application of existing requirements under Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements. ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not have a material impact on the consolidated financial statements.

In July, 2012, the FASB issued guidance on testing for indefinite-lived intangible assets for impairment. The new guidance allows an entity to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. The adoption of this update did not have a material impact on the consolidated financial statements and related disclosures.

Effective January 2013, we adopted FASB ASU No. 2011-11, Balance Sheet (Topic 210):  Disclosures about Offsetting Assets and Liabilities (ASU 2011-11).  The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position.  Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013.  The adoption of this update did not have a material impact on the consolidated financial statements.

Not Adopted

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We are evaluating the effect, if any, adoption of ASU No. 2013-07 will have on our consolidated financial statements.

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

The following are unaudited pro-forma results of operations as if the acquisition had occurred at the beginning of the period for the six months ended June 30, 2013 and 2012. Note that these pro-forma results only include the operating results of SGT and Phototron:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$82,936	$208,446	$181,775	$407,847

Cost of revenue	46,257	116,329	107,265	270,933

Gross profit	36,679	92,117	74,510	136,914

General and administrative expenses	1,023,817	425,602	1,556,433	856,449

Loss from operations	(987,138)	(333,485)	(1,481,923)	(719,535)

Interest expense, net	(32,945)	(63,648)	(217,374)	(186,157)
Warrant expense	(250,000)	-	(250,000)
Debt discount expense	(242,453)	-	(581,492)	-
Loss on extinguishment of debt	-	-	(2,750)	-
Change in fair value of derivative	-	(375,999)	(169,753)	(375,999)

Net loss	$(1,512,536)	$(773,132)	$(2,703,292)	$(1,281,691)

Net loss per share (basic and diluted)	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding (basic and diluted)	551,390,353	307,751,445	495,853,500	307,751,445

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

In consideration for the assets of Greners, the Company agreed to pay to Greners an aggregate of $450,000, of which $250,000 was paid in cash on the closing date and the remaining portion of the purchase price was paid in the form of a Note issued by the Company to Greners in the original principal amount of $200,000.

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

The following are unaudited pro-forma results of operations as if the acquisition had occurred at the beginning of the period for the six months ended June 30, 2013 and 2012. Note that these pro-forma results only include the operating results of SGT, Phototron, and Greners:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$510,212	$777,559	$1,139,327	$1,630,254

Cost of revenue	405,769	563,706	824,247	1,234,445

Gross profit	104,443	213,854	315,080	395,809

General and administrative expenses	1,146,165	584,536	1,795,362	1,173,092

Loss from operations	(1,041,722)	(370,683)	(1,480,282)	(777,283)

Interest expense, net	(32,945)	(64,418)	(217,374)	(187,287)
Warrant expense	(250,000)	-	(250,000)
Debt discount expense	(242,453)	-	(581,492)	-
Amortization of intangible assets	(28,749)	-	(55,998)	-
Loss on extinguishment of debt	-	-	(2,750)	-
Change in fair value of derivative	-	(375,999)	(169,753)	(375,999)

Net loss	$(1,595,869)	$(811,100)	$(2,757,649)	$(1,340,569)

Net loss per share (basic and diluted)	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding (basic and diluted)	551,390,353	307,751,445	495,853,500	307,751,445

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

The following are unaudited pro-forma results of operations as if the acquisition had occurred at the beginning of the period for the six months ended June 30, 2013 and 2012. Note that these pro-forma results include the operating results of SGT, Phototron, Greners, and Urban Garden:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$691,340	$1,060,058	$1,444,408	$2,340,207

Cost of revenue	558,251	757,721	1,069,835	1,702,369

Gross profit	133,089	302,338	374,573	637,838

General and administrative expenses	1,187,396	680,950	1,888,548	1,380,917

Loss from operations	(1,054,307)	(378,613)	(1,513,975)	(743,079)

Interest expense, net	(33,319)	(64,418)	(217,818)	(187,287)
Warrant expense	(250,000)	-	(250,000)
Debt discount expense	(242,453)	-	(581,492)	-
Amortization of intangible assets	(28,749)	-	(55,998)	-
Loss on extinguishment of debt	-	-	(2,750)	-
Change in fair value of derivative	-	(375,999)	(169,753)	(375,999)

Net loss	$(1,608,828)	$(819,030)	$(2,791,786)	$(1,306,365)

Net loss per share (basic and diluted)	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding (basic and diluted)	555,296,605	311,657,697	499,759,752	311,657,697

  NOTE 6 – PURCHASE – ROCKY MOUNTAIN HYDROPONICS and EVERGREEN GARDEN CENTER

On June 7, 2013, GH completed the purchase of the Subject Interest. The effective date of the RMH/EGC Agreement was June 7, 2013. The RMH/EGC Agreement included all of the assets and liabilities of the RMH Companies, and in specific, their 4 retail hydroponics stores, which are located in Vail and Boulder, Colorado, Peabody, Massachusetts, and Portland, Maine. Per the terms of the RMH/EGC Agreement, GrowLife, Inc. paid the former owners of the RMH Companies $550,000 in cash, $800,000 in 12% Secured Convertible Notes, and $275,000 (7,857,141 shares at $0.035/share) in shares of GrowLife, Inc.’s common stock.

The Company has estimated that the fair value of the assets purchased to be $2,012,614. The purchase price has been allocated to specific identifiable tangible and intangible assets at their fair value at the date of the purchase in accordance with Accounting Standards Codification 805, “Business Combinations”, as follows:

Assets	$907,131
Intangible assets	90,000
Goodwill	1,015,483
Total	2,012,614
Less fair value of liabilities assumed	(387,614)
Purchase price	$1,625,000

At the time of this filing the Company had retained the services of an independent third-party to perform a detailed valuation and purchase price allocation with regard to its purchase of RMH/EGC. Should the results of the third party evaluation differ from those above; the Company will make the necessary financial adjustments at that time.

The Company will expense the $90,000 of intangible assets at the rate of $1,500 per month over 5 years, with the Company recording $1,500 of amortization expense related to these intangible assets during the three and six month periods ended June 30, 2013.

The following are unaudited pro-forma results of operations as if the acquisition had occurred at the beginning of the period for the six months ended June 30, 2013 and 2012. Note that these pro-forma results include the operating results of SGT, Phototron, Greners, Urban Garden, and Rocky Mountain Hydroponics/Evergreen Garden Center:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$1,468,394	$1,871,095	$3,260,768	$3,799,656

Cost of revenue	1,083,677	1,271,013	2,323,390	2,642,293

Gross profit	384,717	600,082	937,378	1,157,363

General and administrative expenses	1,465,874	933,370	2,427,305	1,864,711

Loss from operations	(1,081,157)	(333,288)	(1,489,927)	(707,348)

Interest expense, net	(33,319)	(64,419)	(217,818)	(187,280)
Warrant expense	(250,000)	-	(250,000)
Debt discount expense	(242,453)	-	(581,492)	-
Amortization of intangible assets	(28,749)	-	(55,998)	-
Loss on extinguishment of debt	-	-	(2,750)	-
Change in fair value of derivative	-	(375,999)	(169,753)	(375,999)

Net loss	$(1,635,678)	$(773,706)	$(2,767,738)	$(1,270,627)

Net loss per share (basic and diluted)	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding (basic and diluted)	563,153,746	319,514,838	507,616,893	319,514,838

NOTE 7 – INVENTORIES

Inventories are comprised of the following as of:

	June 30, 2013	December 31, 2012
	(Unaudited)
Raw materials	$92,070	$167,413

Finished goods	981,820	218,406

Less: inventory reserve	(27,843)	(27,843)

Inventory, net	$1,046,047	$357,976

NOTE 8 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of:

	June 30, 2013	December 31, 2012
	(Unaudited)
Machines and equipment	$41,060	$5,554
Furniture and fixtures	49,787	6,997
Computer equipment	53,061	10,920
Vehicles	22,539
Leasehold improvements	48,713	10,790
Total property and equipment	215,160	34,261

Accumulated depreciation	(150,382)	(14,889)

Total property and equipment, net	$64,778	$19,372

Depreciation expense for the six months ended June 30, 2013 and 2012 was $7,585 and $2,842, respectively. Depreciation for the three months ended June 30, 2013 and 2012 was $4,742 and $2,842, respectively.

NOTE 9 – NOTES PAYABLE

During the six month period ended June 30, 2013, the Company eliminated all of the $193,180 of notes payable and accrued interest that it owed as of December 31, 2012. The details of the notes payable before settlement in the first quarter of 2013 are as follows:

	Principal	Accrued Interest	Total
Greners.	$147,794	$8,206	$156,000
Brian Sagheb	20,000	4,865	24,865
W-Net Fund I, LP	15,643	-	15,643
	$183,437	$13,071	$196,508

Includes interest accrued and owed for the three month period ended March 31, 2013.

The $156,000 paid to Greners represents payment in full of the note payable that the Company issued in July 2012 in relation to its acquisition of Greners.com (see “NOTE 4 – ASSET PURCHASE – GRENERS.COM”). The $24,865 paid to Mr. Sagheb, a former Phototron officer, is payment in full for a loan that he made to the Company. The payment of $15,643 to W-Net Fund I, LP represents payment of the outstanding principal on a $150,000 revolving credit line. As stated above, as of March 31, 2013 the Company had repaid in full all amounts due related to the notes payable that were owed as of December 31, 2012.

On May 1, 2013, the Company entered into a Securities Purchase Agreement with a certain “accredited investor” (“Investor”), for the sale and purchase of a $280,000 original issue discount secured 0% nonconvertible promissory note due October 31, 2013 (the “OID Note”). The OID Note is secured by obligations of the Company. The Company and each of its subsidiaries has granted and pledged to the OID Note Purchaser a continuing security interest in all personal property of the Company and its subsidiaries. Except for the original issue discount, the OID Note does not carry interest unless and until there is an Event of Default, in which case the outstanding balance would carry interest at 18% per annum. The Company can prepay the OID Note, in whole or in part, at any time without penalty.

At closing, the Company received gross proceeds of $250,000 for such private placement, with the remaining $30,000 retained by the OID Note Purchaser as prepaid interest. The Company recorded the $30,000 as prepaid interest and subsequently expensed $10,000 of it during the three month period ended June 30, 2013. As of June 30, 2013, the Company had recorded $20,000 of prepaid interest that will be expensed at the rate of $5,000 per month for the months of July through October 2013.

As of June 30, 2013, the Company had a balance owed of $280,000 with regard to this OID Note.

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

On June 26, 2013, the Company signed a revised agreement with this related party that extends the term through September 30, 2013. All of the other terms and conditions remained unchanged from the original agreement.

As of June 30, 2013, the outstanding principal balance was $25,000 and accrued and unpaid interest totaled $444, for a total amount due and payable of $25,444. Of the $444 in accrued and unpaid interest, $70 was recorded as interest expense during the three month period ended March 31, 2013, with the remaining $374 recorded as interest expense during the three month period ended June 30, 2013.

On March 20, 2013, the same employee of the Company who loaned us $25,000 via a note payable purchased 2,000,000 shares of the Company’s common stock at a price of $0.035 per share. The aggregate proceeds to the Company were $70,000. The shares were purchased as part of the Company’s Subscription Agreement dated December 2011.

As of June 30, 2013, this related party voluntarily terminated his employment with the Company to pursue other business opportunities.

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

During the six months ended June 30, 2013, the Company did not borrow any additional principal related to these notes. In fact, the Company’s outstanding principal balance decreased by $1,114,104 due to certain holders of these 6% Notes converting some, and in the case of four note holders, all of their outstanding principal into shares of the Company’s common stock.

The following is a summary of the year-to-date 2013 transactions related to the Company’s 6% Notes:

6% senior secured convertible notes	$1,863,099
Debt discount related to conversion feature	(785,459)
Balance as of December 31, 2012	1,077,640

Principal converted into common stock during Q1 2013	(483,500)
Accrued interest converted into common stock during Q1 2013	(1,775)
Accrued and unpaid interest - Q1 2013	22,790
Debt discount amortized as interest expense	(339,038)

6% senior secured convertible notes and accrued interest as of March 31, 2013	1,400,614
Debt discount related to conversion feature	(446,421)
Balance as of March 31, 2013	954,193

Principal converted into common stock during Q2 2013	(630,604)
Accrued interest converted into common stock during Q2 2013	(52,609)
Accrued and unpaid interest - Q2 2013	14,596
Debt discount amortized as interest expense	(242,453)

6% senior secured convertible notes and accrued interest as of June 30, 2013	731,997
Debt discount related to conversion feature	(203,968)
Balance as of June 30, 2013	$528,028

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

During the three month period ending June 30, 2013, the Company determined that the value of the beneficial conversion feature had decreased to $203,968 as of June 30, 2013. As a result, the Company recorded non-cash interest expense of $242,453 to reflect the change in the value of the debt discount as of June 30, 2013.

NOTE 12 – REVOLVING PROMISSORY NOTE

On June 6, 2013 the Company issued a Revolving Promissory Note (the “Revolving Note”) in the amount of $550,000 to W-Net Fund I, L.P. (the “Holder”). Per the terms of the Revolving Note, the Holder agrees to make advances to the Company from time to time during the 14 month Revolving Note term, at its sole discretion, in an aggregate principal amount at any one time outstanding which does not exceed $550,000.00 (the “Revolving Credit Commitment”). During the term of the Revolving Note, the Company may use the Revolving Credit Commitment by borrowing, prepaying any advances under the Revolving Note in whole or in part, and re-borrowing, all in accordance with the terms and conditions of the Revolving Note.

As set forth in the terms of the Revolving Note, the term is for a period of fourteen months, with the expiration date being July 31, 2014. Interest accrues from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of 7% per annum (calculated on the basis of a 365 day year for the actual number of days elapsed), compounded annually. The Company was also obligated to pay the Holder a $5,000 transaction fee, which was deducted from the initial advance of funds and recorded as a general and administrative expense by the Company during the three month period ending June 30, 2013.

As of June 30, 2013, the Company had been advanced the entire $550,000 maximum principal amount, with the funds being used to purchase RMH/EGC (see “NOTE 6 – PURCHASE – ROCKY MOUNTAIN HYDROPONICS and EVERGREEN GARDEN CENTER”).

During the three month period ended June 30, 2013, the Company recorded $2,215 in interest expense related to the Revolving Note. As of June 30, 2013, total principal and interest owed on the Revolving Note was $552,215.

NOTE 13 – 12% SENIOR SECURED CONVERTIBLE NOTE

On June 7, 2013, in conjunction with its acquisition of Rocky Mountain Hydroponics and Evergreen Garden Center (“RMH/EGC”) (see “NOTE 6 – PURCHASE – ROCKY MOUNTAIN HYDROPONICS and EVERGREEN GARDEN CENTER”), the Company issued $800,000 of 12% Senior Secured Convertible Notes (the “12% Convertible Notes”) to the former owners of RMH/EGC.

The 12% Convertible Notes have a 2 year term, with the expiration date being June 8, 2015. The 12% Convertible Notes are secured by substantially all of the Company’s assets, which include the assets of all of the Company’s subsidiaries. Interest accrues daily on the outstanding principal amount at an annual rate of 12 percent and begins accruing on the Original Issue Date (June 7, 2013). Interest is calculated on the basis of a 360-day year, consisting of 12 thirty (30) calendar day periods.

The holders of the 12% Convertible Notes can, at their sole discretion, convert any, or all, of the outstanding principal and accrued and unpaid interest into shares of the Company’s common stock. The conversion price is set at $0.035 per share, which is subject to adjustment in the event of any stock splits, stock dividends, and similar events. Per the terms of these 12% Convertible Notes, any conversion by the holders must be for at least an amount equal to the greater of (a) $35,000 of the principal amount of these 12% Convertible Notes and any accrued but unpaid interest thereon, and (b) 5,000,000 shares of common stock (such number to be appropriately adjusted for any stock splits, stock dividends, and similar events).

In the event of a default by the Company, the outstanding principal amount of these 12% Convertible Notes, plus accrued but unpaid interest, liquidated damages, and other amounts owing in respect thereof through the date of acceleration, shall become, at the holder’s sole discretion, immediately due and payable in cash. In addition, in the event of a default, the rate of interest will increase to 18% and will be calculated in the same manner described above.

During the three month period ended June 30, 2013, the Company recorded $6,134 of interest expense in relation to these 12% Convertible Notes. As of June 30, 2013, there had been no conversion by the Holders of these 12% Convertible Notes and the total outstanding principal and accrued and unpaid interest was $806,134.

NOTE 14 – 10% SENIOR CONVERTIBLE NOTE

On January 8, 2013, the Company issued a 10% convertible note (the “10% Convertible Note) to Black Mountain Equities, Inc (“BME”). The rate of interest on the convertible note is 10%, and Black Mountain Equities, at its sole discretion, can convert both the principal and accrued interest into shares of the Company’s common stock. The conversion price was the lesser of (a) $0.04 per share or (b) 70% of the average of the 3 lowest daily volume weighted average closing prices occurring during the 20 consecutive trading days immediately preceding the applicable conversion date on which Black Mountain elects to convert all or part of the note.

During the three month period ended March 31, 2013, Black Mountain Equities converted all of the principal and accrued interest into 6,270,413 shares of the Company’s common stock. The Company determined that the conversion feature was considered a beneficial conversion feature and determined its value on the date of conversion to be $156,000. Accordingly, the beneficial conversion feature has been accounted for as a valuation discount to the 10% Convertible Note and was fully amortized as of March 31, 2013 via effective interest method, with the Company recording $156,000 non-cash interest expense and $2,750 non-cash loss on extinguishment of debt..

The 10% Convertible Note was issued to BME in conjunction with the Exchange Agreement entered into on January 8, 2013 by and among the Company and BME. Per the terms and conditions of the Exchange Agreement, BME purchased the Company’s note payable to Greners (the “Greners Note"), which was originally issued in July 2012 to the former owners of Greners (see NOTE 4 – ASSET PURCHASE – GRENERS.COM), from Donna Klauenburch and Tao Klauenburch (the “Sellers”), general partners who formerly did business as Greners.com (collectively, “Greners”) and from whom the Company purchased Greners.

BME purchased the Greners Note from the Sellers for $153,250, which represented the outstanding principal and accrued, and unpaid, interest owed at the time of BME’s purchase of the Greners Note on January 8, 2013. During the three month period ended March 31, 2013, BME converted all of the outstanding principal and interest related to the 10% Convertible Note into 6,270,413 shares of the Company’s common stock, which the Company valued at $156,000. In effect, the Grener’s Note was replaced by the 10% Convertible Note, which resulted in the Company recording $156,000 of non-cash interest expense and a $2,750 non-cash loss on extinguishment of debt, which reflects the difference between the $153,250 that BME paid the Sellers for the Grener’s Note and the $156,000 value of the 6,270,413 shares of the Company’s common stock issued to BME upon conversion of the 10% Convertible Note.

NOTE 15 – DERIVATIVE LIABILITY

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

During the three month period ended March 31, 2013, the Company evaluated the conversion feature of the 10% Convertible Notes and determined that there was a derivative liability. The derivative liability was initially valued using the Black-Scholes option pricing model, with the following assumptions; (i) dividend yield of 0%; (ii) expected volatility of 309%; (iii) risk free rate of 0.11% and (iv) expected term of 0.5 years. Based upon this model, the Company determined an initial value of $158,745. The Company fully expensed as of March 31, 2013 as a $169,753 non-cash charge to change in fair value of derivative liability. On March 31, 2013, Black Mountain Equities converted all of the principal and accrued interest into 6,270,413 shares of the Company’s common stock. Therefore, the Company determined there was no longer a derivative liability related to these 10% Convertible Notes.

During the six months ended June 30, 2013, the Company issued warrants to GMF (see “Note 16 – Shareholders’ Equity) entitling GMF to purchase, at their discretion, 5,000,000 shares of the Company’s common stock. The warrants were issued on May 1, 2013 in connection with the $280,000 OID Bridge Note that was also issued on May 1, 2013. The warrants have a five-year term with an original exercise price of $0.05 per share. The warrants vest immediately and are exercisable in whole, or in part, at any time and from time to time on or after the issue date and on or before the termination date. Per the terms of the Common Stock Purchase Warrant (the “Warrant Agreement”) between the Company and GMF, the exercise price was reset on June 4, 2013 to $0.035 per share due to the Company’s sale/issuance of shares at $0.035 per share under its Subscription Agreement.

The Company valued the warrants at $250,000 using the Black-Scholes option pricing model using the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 240%; (iii) risk free rate of 0.04%, and (iv) an expected term of 5 years. The Company expensed the entire $250,000 as a non-cash charge to “warrants issued expense” during the three month period ended June 30, 2013. Details are disclosed on Note 16.

The Company has determined that the warrants are a derivative liability due to the “reset” clause associated with the exercise price. As a result, the Company recorded a $250,000 derivative liability on its balance sheet as of June 30, 2013 in relation to these warrants. This represents the only derivative liability that the Company has as of June 30, 2013. Details are disclosed on Note 16.

NOTE 16 – SHAREHOLDERS’ EQUITY (DEFICIT)

Common Stock

During the six month period ended June 30, 2013, the Company issued 173,197,276 shares of its common stock related to the conversion of notes payable and 6% Notes. These shares were valued at $1,324,488 and consisted of both principal and unpaid and accrued interest

During the six month period ended June 30, 2013, the Company issued 17,807,433 shares of its common stock for cash. The shares were sold at a price of $0.035 per share and generated proceeds to the Company in the amount of $623,260.

During the six month period ended June 30, 2013, the Company issued 23,765,633 shares of its common stock for services rendered and wages to its employees. These shares were valued at $807,200 and are detailed as follows:

Shares for Services
Wages paid to Company employees	$189,833
Consulting	486,333
Cannabis.org expenses	29,334
GrowLife Productions expenses	65,000
Public/Investor relations	21,700
Board Member compensation	15,000
$807,200

During the six month period ended June 30, 2013, the Company issued 551,657 shares of its common stock as payment for the Company’s June, July, and August 2013 monthly rent for its office in Woodland Hills, California. These shares were valued at $20,274 by the Company.

During the six month period ended June 30, 2013, the Company issued 3,680,773 shares of its common stock in relation to the cashless exercise of stock options. These shares were valued at zero by the Company.

During the six month period ended June 30, 2013, the Company issued 470,237 shares of its common stock in relation to the exercise of stock options by Eric Shevin, who joined the Company’s Board of Directors in April 2013. These shares generated proceeds to the Company in the amount of $9,000.

During the six month period ended June 30, 2013, the Company issued 7,857,141 shares of its common stock in relation to its purchase of RMH/EGC (see “NOTE 6 – PURCHASE – ROCKY MOUNTAIN HYDROPONICS and EVERGREEN GARDEN CENTER”). These shares were valued at $275,000 and were issued to the former owners of RMH/EGC.

Preferred Stock

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

Stock options

On April 5, 2012, the date of the Merger, Phototron had certain stock options outstanding that had been granted to its employees, officers and directors. The terms of these stock options remained unchanged as a result of the Merger and are summarized below:
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding December 31, 2011	30,861,087	$0.07
Granted	-	-
Exercised	-	-
Forfeited or expired	(18,009,900)	0.05
Outstanding December 31, 2012	12,851,187	$0.10	8.46	-

Forfeited or expired	(10,500,000)

Vested or expected to vest at June 30, 2013	2,351,187	$0.02	7.96	-

Warrants

During the six months ended June 30, 2013, the Company issued warrants to GMF entitling GMF to purchase, at their discretion, 5,000,000 shares of the Company’s common stock. The warrants were issued on May 1, 2013 in connection with the $280,000 OID Bridge Note that was also issued on May 1, 2013. The warrants have a five-year term with an original exercise price of $0.05 per share. The warrants vest immediately and are exercisable in whole, or in part, at any time and from time to time on or after the issue date and on or before the termination date Per the terms of the Common Stock Purchase Warrant (the “Warrant Agreement”) between the Company and GMF, the exercise price was reset on June 4, 2013 to $0.035 per share due to the Company’s sale/issuance of shares at $0.035 per share under its Subscription Agreement.

The Company valued the warrants at $250,000 using the Black-Scholes option pricing model using the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 240%; (iii) risk free rate of 0.04% and (iv) expected term of 5 years. The Company fully expensed the entire $250,000 as a non-cash charge to “warrants issued expense” during the three month period ended June 30, 2013.

The table below summarizes the Company’s warrant activity during the six months ended June 30, 2013:

		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Warrants	Price	Term	Value
Outstanding, December 31, 2012	-	$-	-	$-
Issued	5,000,000	$0.035	4.83	$250,000
Outstanding, June 30, 2013	5,000,000	$0.035	4.83	$250,000

NOTE 17– SUBSEQUENT EVENTS

On July 22, 2013, the Company named John Genesi as its Chief Financial Officer. The Company also announced that Justin Manns, who had been serving as the Company’s Chief Financial Officer prior to Mr. Genesi, had accepted the Controller position at GrowLife Hydroponics, Inc., a wholly-owned subsidiary of the Company.

On August 6, 2013, the Company amended the terms of the Revolving Note (see NOTE 12 – REVOLVING PROMISSORY NOTE). The amendment increased the maximum amount of the advances that the Company can request under the Revolving Note from the original amount of $550,000 to the revised amount of $750,000. The Revolving Note was also amended to state that any additional requests for additional draws by the Company under the Revolving Note shall be at the sole discretion of W-Net. These were the only terms of the Revolving Note that were amended. Immediately after signing the amendment to the Revolving Note, the Company requested a $75,000 advance under the Revolving Note which was promptly granted by the Holder.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting our operating results, financial condition and liquidity and cash flows for the months ended June 30, 2013 and 2012. The discussion and analysis that follows should be read together with the condensed consolidated financial statements and the notes to the financial statements included elsewhere in this report. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in the section of our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on April 1, 2013, captioned “Risk Factors.”

Overview

General

GrowLife companies manufacture and supply branded equipment and expendables that promote and enhance the experience and the quality of indoor and outdoor urban gardening.  In addition to manufacturing and marketing proprietary GrowLife owned brands such as Stealth Grow, Phototron and SG Sensors, GrowLife companies are active from coast to coast in the United State in specialty market retail from store locations and through our ownership of prominent on-line retailers Greners.com, 58Hydro.com and StealthGrow.com  GrowLife also controls premier industry portal www.cannabis.org, which we believe will serve as another widely recognized and authoritative social channel for branded product promotion, sales and information as and to the extent the regulatory landscape changes.  To complement brand awareness and to drive product sales, during 2013, GrowLife also launched company business units that are active in industry events, media and consulting services for the urban gardening industry.

GrowLife’s focus on the urban gardening industry in the United States is limited to strictly legal products.  Our business units are organized and operated in accordance with applicable state and federal laws. Accordingly, if and to the extent that state and federal laws permit the nationwide legal use of marijuana and/or medical marijuana, we expect to commercialize our products in that market.

Year-to-date 2013 revenue from net sales increased to $1,625,625 from the $300,255 recorded in the comparable period in 2012. For the quarter ended June 30, 2013, revenue was $872,557, an increase of $664,111, or three times, the $208,446 for the same period in 2012. We believe that our significant revenue growth is a result of (1) our strategic acquisitions, (2) product expansion, and (3) business alliances.

Expansion and growth remain our driving themes for GrowLife in 2013. GrowLife is actively engaged in building and integrating its national sales channels both brick and mortar stores and on-line stores.  Our GrowLife Hydroponics business unit currently includes store locations in California, Colorado, Massachusetts, Maine and New Hampshire.   The store locations are expected in the company is actively in expansion of its retail sales operations in with engaged in building upon its direct-to-customers sales business by expansion and promotion of Phototron products to a wider consumer market. Finally, GrowLife remains actively engaged in exploring strategic acquisitions that will enhance the profitable expansion of the Company in the United States.

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

Principal Channels:

GROWLIFE HYDROPONICS owns and operates specialty hydroponics stores in California, Colorado, Massachusetts, Maine and New Hampshire. Our stores strive to provide realistic, hands on product demonstrations of core technology in a one-stop shopping environment with well-informed full service sales and technical staff.

GRENERS.COM, 58HYDRO.COM and STEALTHGROW.COM are GrowLife owned and operated on-line suppliers of a full range of hydroponic equipment for shipment worldwide. All of our on-line sales channels take pride in a commitment to service, sales and next day delivery of GrowLife company brands along with over 3,000 products SKU’s sourced from all over the world, in most cases uniquely for the requirements of our specialty market.

CANNABIS.ORG is an information portal for the medical marijuana industry that is in development by GrowLife with the objective of establishing the premier informational portal for the industry worldwide that, in the event of regulatory change, can also be a major revenue driver for expansion of GrowLife brands, a platform for establishing additional partnering and revenue share relationships and direct revenue generation through a myriad of ad revenue opportunities.

Other:

GROWLIFE PRODUCTIONS is a wholly owned business unit dedicated to the promotion of GrowLife’s core brands through co-production and co-sponsorship of entertainment, lifestyle, music, and film events across the country. GrowLife Productions aims to foster a growing community around GrowLife brands.

Results of Operations

Three and Six Months Ended June 30, 2013 Compared to June 30, 2012

Revenue and cost of revenue

For the three months ended June 30 2013, our revenue was $872,557, which represents an increase of $664,111 as compared to the $208,446 for the same three-month period in 2012. This increase was mainly due to the successful implementation of our acquisition program, which included the June 7, 2013 acquisition of RMH/EGC (see “NOTE 6 – PURCHASE – ROCKY MOUNTAIN HYDROPONICS and EVERGREEN GARDEN CENTER”).

For the six months ended June 30 2013, our revenue was $1,625,625 as compared to $300,255 for the same period in fiscal year 2012. As previously stated, the increase in revenue is primarily due to the Company’s acquisition strategy, as the 2013 results include revenue from Greners, Urban Garden Supply, and RMH/EGC. Fiscal year 2012 results do not contain any revenue from these three business units, as they were each acquired after June 30, 2012.

Cost of revenue for the three month periods ended June 30, 2013 and 2012 was $684,693 and $116,329, respectively. For the six months ended June 30, 2013, cost of revenue totaled $1,196,277 while cost of revenue for the same six-month period in 2012 totaled $200,096. As previously stated, the fiscal year 2013 results include cost of revenue from Greners, Urban Garden Supply, and RMH/EGC. Fiscal year 2012 results do not contain any cost of revenue from these three business units, as they were each acquired after June 30, 2012.

Gross profit for the three-month periods ending June 30, 2013 and 2012 was $187,864 and $92,117, respectively. Year-to-date 2013 gross profit was $429,348 and the same period in 2012 recorded gross profit of 100,159.

Expenses

Total general and administrative expenses for the three months ended June 30, 2013 were $1,279,059 an  increase of $869,869 from the $409,190 incurred during the same three-month period in 2012. Non-cash general and administrative expenses for the three months ended June 30, 2013 totaled $677,098, with $570,700 related to common stock issued for consulting services, $57,375 related to common stock issued to employees, $28,749 related to the amortization of intangible assets, and $20,274 related to common stock issued as payment for rent. General and administrative expenses for the three and six month periods ended June 30, 2013 include expenses to support both Greners and Urban Garden Supply, which were acquired in the second half of fiscal year 2012 and therefore have no general and administrative expenses in the three and six month periods ending June 30, 2012.

For the six-month periods ending June 30, 2013 and 2012, general and administrative expenses were $2,007,464 and $534,334, respectively. Included in the $2,007,464 of general and administrative expenses for the six months ended June 30, 2013 was $883,472 of non-cash expenses that consisted of $602,367 related to common stock issued for consulting services, $204,833 related to common stock issued to employees, $55,998 related to the amortization of intangible assets, and $20,274 related to common stock issued as payment for rent. The general and administrative expenses for year-to-date 2013 include expenses to support both Greners and Urban Garden Supply, which have no corresponding expense in the same six-month period in fiscal year 2012 because both entities were acquired after June 30, 2012.

The following is a brief analysis of select general and administrative expenses:

Consulting expenses totaled $463,649 during the three-month period ended June 30, 2013. This consisted primarily of $433,000 in non-cash expense paid to a third-party firm by the issuance of 5,700,000 shares of the Company’s common stock. This firm was retained by the Company to assist in fundraising endeavors while also assisting in promoting the GrowLife name/brand. For the six months ended June 30, 2013, consulting expenses totaled $494,649, of which $438,000 were for the previously mentioned third-party consulting firm, $17,000 were for consulting services relating to StealthGrow, and $27,499 was for consultants working for RMH/EGC.

Accounting and audit fees during the three months ended June 30, 2013 were $77,741, which consisted primarily of $22,843 to our independent outside auditors and $48,333 to a third-party consultant. For the six months ended June 30, 2013, accounting and audit fees were $159,385, which consisted primarily of $51,716 to our independent outside auditors and $83,333 to a third-party consultant. The third-party consultant, whose contract with the Company was terminated as of June 30, 2013, was paid $30,000 in cash and $53,333 by the issuance of 5,333,334 shares of the Company’s common stock during the six months ended June 30, 2013.

Advertising expense during the three months ended June 30, 2013 was $56,940, with year-to-date 2013 advertising expense totaling $118,638. The Company recorded year-to-date 2013 advertising expense of $54,736 for Phototron, $45,842 for Greners, and $15,650 to promote the GrowLife name/brand, and $2,410 for advertising related to its retail stores.

Rents, repairs, and security totaled $103,810 during the six months ended June 30, 2013. For the six month period ending June 30, 2013, the Company incurred rents, repairs, and security totaling $72,721 in relation to Greners, Urban Garden Supply, and RMH/EGC. There were no such expenses incurred during the same six-month period in fiscal year 2012, as none of these entities had been acquired as of June 30, 2012.

During the six months ended June 30, 2013, the Company incurred expenses of $177,976 in relation to new business development. This consisted of $58,000 for the Company’s Cannabis.org website/joint venture, $92,976 in relation to GrowLife Productions, Inc., $15,000 in relation to the STVB joint venture, and $12,000 relating to another potential joint venture. No such expenses were recorded in the same six-month period of fiscal year 2012. Of the $177,976 expense recorded for new business development, $71,000 was non-cash and was paid by the issuance of 1,762,300 shares of the Company’s common stock.

The Company recorded investor relations/public relations expense of $98,926 during the six months ending June 30, 2013. Of this, $21,700 was non-cash and was paid via the issuance of 620,000 shares of the Company’s common stock. For the three-month period ended June 30, 2013, investor relations/public relations expense was $75,741, of which $21,700 was non-cash as previously mentioned. As a publicly traded company, the Company frequently issues press releases and other promotional information, all of which comes at a cost to the Company. These press releases and other promotional materials are considered necessary by the Company as a way to keep the investment community apprised of both the Company’s operations and strategic vision.

Legal expenses totaled $44,680 during the six months ended June 30, 2013 and $20,061 for the three months ended June 30, 2013. Being a publicly traded company requires filings with the Securities and Exchange Commission (“SEC”), which often requires the Company to retain independent outside legal counsel to review these, and other, critical filings and documents.

Website production relating to the Company’s Phototron business was $17,666 during the six months ended June 30, 2013. The website is substantially all new in terms of graphics/design and has a significantly improved, and more efficient, online ordering system.

During the six-month period ended June 30, 2013, the Company recorded $25,000 in compensation to members of its Board of Directors, all of which was non-cash and paid via the issuance of shares of the Company’s common stock.

Other Expenses

 During the quarter ended June 30, 2013, the Company incurred other expenses totaling $525,772 versus $439,647 during the same period in fiscal year 2012. Included in the $525,772 for the quarter ending June 30, 2013 was $250,000 of non-cash expense related to the 5,000,000 warrants issued to GMF, $242,453 of non-cash expense related to conversion features associated with the 6% Notes issued during fiscal year 2012, and $33,319 of interest expense.

Other expenses for the six months ending June 30, 2013 and 2012 were $1,221,813 and $444,231, respectively. The $1,221,813 for the six-month period ended June 30, 2013 consisted of $909,994 in non-cash charges relating to the Company’s 6% Senior Secured Convertible Notes and 10% Senior Convertible Notes, $250,000 of non-cash expense related to the 5,000,000 warrants issued to GMF, and $61,819 of interest expense.

As previously mentioned, amortization of intangible assets resulted in an expense of $28,749 during the quarter ended June 30, 2013 and $55,998 for the six months ended June 30, 2013. This expense is in relation to the amortization of $595,000 of intangible assets acquired via the acquisitions of SGT, Greners, Urban Garden, and RMH/EGC. The Company will continue to amortize these intangible assets at a quarterly expense of $28,749 per quarter until the entire $595,000 of intangible assets has been fully amortized.

Note that $1,159,994, or 95%, of the $1,221,813 of year-to-date 2013 “Other Expense” is non-cash, which means it does not have an adverse affect on the Company’s cash flows.

Loss

The net loss for the three month period ended June 30, 2013 was $1,616,967 with the same period in fiscal 2012 incurring a net loss of $756,720. As noted above in “Other Expenses”, a significant portion of the Company’s net loss for year-to-date 2013 is related to non-cash expenses. The following is a brief summary of the non-cash expenses incurred by the Company year-to-date 2013:

	Q1 Net Loss	Q2 Net Loss	YTD 2013
Net Loss - GAAP basis	$(1,182,962)	$(1,616,967)	$(2,799,929)
Less non-cash expenses:
Non cash warrant expense	-	250,000	250,000
Non cash interest expense	495,038	242,453	737,491
Change in fair value of derivative	169,753	-	169,753
Amortization of intangible assets	27,249	28,749	55,998
Loss on extinguishment of debt	2,750	-	2,750
Depreciation of plant & equipment	2,843	4,742	7,585
Services render for common stock	179,125	648,349	827,474
Total non-cash expenses	876,758	1,174,293	2,051,051

Net loss excluding non-cash items - Non-GAAP basis	$(306,204)	$(442,674)	$(748,878)

Liquidity and Capital Resources

As of June 30, 2013, we had negative working capital of $1,123,913 as compared to a working capital deficiency of $67,202 at December 31, 2012. The Company has relied, and will continue to rely, on funds generated through operations, through loans, and through the selling of shares of our common stock to fund our operations.

During the six months ended June 30, 2013, the Company used $807,857 of cash to fund its operating activities as compared to $281,587 used to fund operations in the same period last year.

The Company used $2,357 of cash to make leasehold improvements on one of its stores during the six months ended June 30, 2013 while using $1,753 to purchase fixed assets during the same six-month period in fiscal 2012.

During the six months ended June 30, 2013, the Company generated net proceeds of $1,485,929 through financing activities, with $830,000 from the issuance of short-term notes payable, $623,260 generated by the sale of 17,807,433 shares of its common stock at $0.035 per share, $156,000 generated through the issuance of a 10% convertible note, $39,177 in net proceeds from a credit line, $25,000 from a related party note payable, and $9,000 from the exercising of 470,237 shares of common stock via a stock option with an exercise price of $0.019 per share. The $1,682,437 generated via financing activities during the six-month period ended June 30, 2013 was partially offset by $196,508 in debt and interest payments made by the Company which resulted in net proceeds of $1,485,929 from financing activities. During the same six-month period in fiscal 2012, the Company generated net proceeds of $249,799 via $120,402 of member contributions and $129,397 via related party advances.

On August 6, 2013, the Company amended the terms of the Revolving Note (see NOTE 12 – REVOLVING PROMISSORY NOTE and NOTE 17– SUBSEQUENT EVENTS). The amendment increased the maximum amount of the advances that the Company can request under the Revolving Note from the original amount of $550,000 to the revised amount of $750,000. The Revolving Note was also amended to state that any additional requests for additional draws by the Company under the Revolving Note shall be at the sole discretion of W-Net. These were the only terms of the Revolving Note that were amended. Immediately after signing the amendment to the Revolving Note, the Company requested a $75,000 advance under the Revolving Note which was promptly granted by the Holder. At the time of this filing the Company had requested, and been granted, an aggregate of $625,000 in advances under the Revolving Note.

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

As of June 30, 2013, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2013, our disclosure controls and procedures were not effective due to the limited size of our staff and budget. The following weaknesses/areas of concern were uncovered by our evaluation:

•	A computerized accounting system that is not linked among the Company’s different physical locations
•	A lack of a centralized accounting department; each physical location does its own banking, purchasing, and cash disbursements
•	A lack of an offsite backup for the Company’s critical computerized data
•	A lack of a detailed, and written, set of company policies and procedures
•	Our information systems lack sufficient controls limiting access to key applications and data
•
Our inventory system lacks standardized product descriptions and effective controls to ensure the accuracy, valuation and timeliness of the financial accounting process around inventory, including a lack of accuracy and basis for valuation resulting in adjustments to the amount of cost of revenues and the carrying amount of inventory

Changes in Internal Control over Financial Reporting and Remediation of the Material Weaknesses

During the three-month period ended June 30, 2013, no changes to our internal control over financial reporting were identified that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

We are investing in efforts to improve the control environment and intend to commit resources to the continuous improvement of the design, implementation, documentation, testing, and monitoring of our internal controls. The Company is currently working to centralize its accounting functions in its northern California facility. The Company is also in the process of evaluating different Accounting and Point-of-Sale (POS) software systems.

Remediation Plans

Management, in coordination with the input, oversight and support of our Board of Directors, intends to strengthen our internal control over financial reporting and to address the material weaknesses described above. In addition to improving the effectiveness and compliance with key controls, our remediation efforts will involve ongoing business and accounting process improvements and the implementation of key system enhancements. The process and system enhancements will be generally designed to simplify and standardize business practices and to improve timeliness and access to associated accounting data through increased systems automation, appropriate limitations around IT access, as well as timely testing of controls throughout the fiscal year. While we expect remedial actions to be essentially implemented by the end of fiscal 2013, some may not be in place for a sufficient period of time to help us certify that material weaknesses have been fully remediated as of the end of the three-month period ended June 30, 2013. We will continue to develop our remediation plans and implement additional measures during the remainder of fiscal 2013 and possibly into fiscal 2014.

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

PART II
OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On April 1, 2013, the Company issued 2,000,000 shares of its common stock to a third-party consultant. These shares were issued on a non-cash basis and were compensation for services rendered. These shares were valued at $20,000 in the aggregate and $0.01 per share.

On April 2, 2013, the company issued 17,000,000 shares of its common stock to a certain holder of the Company’s 6% Convertible Notes. The conversion price was $0.007 per share and resulted in a $119,000 reduction in the outstanding principal balance of the 6% Convertible Notes.

On April 11, 2013, the Company issued 620,000 shares of its common stock to a third-party consultant. These shares were issued on a non-cash basis and were compensation for services rendered. These shares were valued at $21,700 in the aggregate and $0.035 per share.

Beginning April 16, 2013 and ending on June 4, 2013, the Company issued 2,528,572 shares of its common stock to certain investors in relation to the Company’s Subscription Agreement dated December 2011. The shares were issued for cash at $0.035 per share and generated proceeds to the Company in the amount of $88,500.

On April 18, 2013, the Company issued a total of 1,625,000 shares of its common stock to 6 third-party consultants. These shares were issued on a non-cash basis and were compensation for services rendered. These shares were valued at $65,000 in the aggregate and $0.04 per share.

On April 19, 2013, the Company issued 333,333 shares of its common stock to a third-party consultant in relation to the Company’s licensing agreement to use the website “Cannabis.org”. The shares were issued on a non-cash basis and were valued at $11,667 in the aggregate and $0.035 per share.

On April 26, 2013, the Company issued 14,000,000 shares of its common stock to a certain holder of the Company’s 6% Convertible Notes. The conversion price was $0.007 per share and resulted in a $98,000 reduction in the outstanding principal balance of the 6% Convertible Notes.

On May 1, 2013, the Company issued 137,300 shares of its common stock to a third-party consultant. These shares were issued on a non-cash basis and were compensation for services rendered. These shares were valued at $6,000 in the aggregate and $0.0437 per share.

On May 16, 2013, the Company issued 1,464,970 shares of its common stock to a certain holder of the Company’s 6% Convertible Notes. The conversion price was $0.007 per share and resulted in a $10,000 reduction in the outstanding principal balance of the 6% Convertible Notes and a $255 reduction in accrued and unpaid interest on these notes.

On May 22, 2013, the Company issued 29,429,669 shares of its common stock to a certain holder of the Company’s 6% Convertible Notes. The conversion price was $0.007 per share and resulted in a $193,000 reduction in the outstanding principal balance of the 6% Convertible Notes and a $13,008 reduction in accrued and unpaid interest on these notes.

On May 22, 2013, the Company issued 1,333,334 shares of its common stock to a third-party consultant. These shares were issued on a non-cash basis and were compensation for services rendered. These shares were valued at $13,333 in the aggregate and $0.01 per share.

On May 23, 2013, the Company issued 19,771,748 shares of its common stock to a certain holder of the Company’s 6% Convertible Notes. The conversion price was $0.007 per share and resulted in a $110,604 reduction in the outstanding principal balance of the 6% Convertible Notes and a $27,798 reduction in accrued and unpaid interest on these notes.

On June 5, 2013, the Company issued 551,657 shares of its common stock to its landlord at 20301 Ventura Blvd, Woodland Hills, CA. These shares were payment in full for the Company’s monthly rent for June, July, and August 2013. These shares were valued at $20,274 in the aggregate and $0.0367 per share.

On June 7, 2013, the Company issued 7,857,141 shares of its common stock to the former owners of RMH/EGC. These shares were issued as partial payment for the Company’s purchase of 100% of the ownership interests of both Rocky Mountain Hydroponics and Evergreen Garden Center. These shares were valued at $275,000 in the aggregate and $0.035 per share.

On June 7, 2013, the Company issued 2,000,000 shares of its common stock to a third-party consultant. These shares were issued on a non-cash basis and were compensation for services rendered. These shares were valued at $100,000 in the aggregate and $0.05 per share.

On June 7, 2013, the Company issued a total of 3,700,000 shares of its common stock to 4 third-party consultants. These shares were issued on a non-cash basis and were compensation for services rendered. These shares were valued at $333,000 in the aggregate and $0.09 per share.

On June 18, 2013, the Company issued 15,935,428 shares of its common stock to a certain holder of the Company’s 6% Convertible Notes. The conversion price was $0.007 per share and resulted in a $100,000 reduction in the outstanding principal balance of the 6% Convertible Notes and a $11,548 reduction in accrued and unpaid interest on these notes.

On June 30, 2013, the Company issued 637,500 shares of its common stock to certain employees. These shares were issued on a non-cash basis and were compensation for services rendered. These shares were valued at $57,375 in the aggregate and $0.09 per share.

In connection with the above stock sales, we did not pay any underwriting discounts or commissions. None of the sales of securities described or referred to above was registered under the Securities Act of 1933, as amended (the “Securities Act”). We had or one of our affiliates had a prior business relationship with each of the purchasers, and no general solicitation or advertising was used in connection with the sales. In making the sales without registration under the Securities Act, we relied upon the exemption from registration contained in Section 4(2) of the Securities Act.

Item 6.	Exhibits

Exhibit Index

Exhibit Number	Description of Exhibit

2.1
Securities Purchase Agreement dated June 7, 2013, by and among GrowLife, Inc., GrowLife Hydroponics, Inc., Sequoia, LLC, Pressure Drop Holdings, LLC and Sachin Karia.  Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2013.

10.1
Securities Purchase Agreement, dated May 1, 2013, by and between GrowLife, Inc. and Gemini Master Fund, Ltd. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2013.

10.2	Form of OID Secured Bridge Note. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2013.

10.3	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2013.

10.4
Revolving Promissory Note dated June 7, 2013 issued by GrowLife, Inc. in favor of W-Net Fund I, L.P.  Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2013.

10.5	Form of 12% Senior Secured Convertible Note. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2013.

10.6
Security Agreement dated June 7, 2013, by and among GrowLife, Inc., Sequoia, LLC, Pressure Drop Holdings, LLC, Sachin Karia and Robert E. Hunt.  Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2013.

10.7
Amendment to Revolving Promissory Note dated August 6, 2013 by and between GrowLife, Inc. and W-Net Fund I, L.P.  Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2013.

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

101	XBRL Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GROWLIFE, INC.

Date: August 13, 2013	By:	/s/ Sterling Scott
Sterling Scott
Chief Executive Officer

Date: August 13, 2013	By:	/s/ John Genesi
John Genesi
Chief Financial Officer