Form 10-Q
period 2013-09-30
GROWLIFE, INC.
filed 2013-11-14
CIK 1161582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
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

As of November 14, 2013 there were 711,855,833 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

GrowLife, Inc. and Subsidiaries (formerly Phototron Holdings, Inc.)
Condensed Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets
Cash	$190,686	$36,602
Restricted cash	46,400	46,400
Accounts receivable, net	9,886	15,036
Inventory, net	879,322	357,976
Prepaid expenses	3,813	-
Other receivable	18,730	-
Deposits	64,965	15,990
Total current assets	1,213,802	472,004

Property and equipment, net	61,589	19,372
Intangibles, net	510,853	508,600
Goodwill	1,294,998	279,515

Total Assets	$3,081,242	$1,279,491

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$498,262	$293,020
Accrued expenses	166,712	19,368
Credit line	26,177	-
Deferred revenue	18,644	33,638
Derivative liability	411,071	-
Notes payable and accrued interest	380,211	193,180
Total current liabilities	1,501,077	539,206

Long-term debt
Senior secured convertible notes and accrued interest, net of discount	1,309,010	1,077,640
Total long-term debt	1,309,010	1,077,640

Total liabilities	2,810,087	1,616,846

Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value, 3,000,000 shares
authorized, zero and 3,000,000 shares issued and outstanding, respectively	-	300
Common Stock, $0.0001 par value, 1,000,000,000
shares authorized, 687,784,404 and 157,000,000
shares issued and outstanding, respectively	68,779	38,970
Additional Paid-in-Capital	7,827,582	2,643,941
Accumulated deficit	(7,625,206)	(3,020,566)
Total stockholders' equity (deficit)	271,155	(337,355)

Total liabilities and stockholders' equity (deficit)	$3,081,242	$1,279,491

See accompanying notes to these unaudited condensed consolidated financial statements.

(1) The December 31, 2012 capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction. See Note 2.

GrowLife, Inc. and Subsidiaries (formerly Phototron Holdings, Inc.)
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three-Month Periods Ended,		For the Nine-Month Periods Ended,
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Net revenue	$1,313,399	$475,870	$2,939,026	$776,125

Cost of Goods Sold	1,051,776	316,190	2,249,442	516,286

Gross Profit	261,623	159,680	689,584	259,839

General and administrative	902,813	428,926	2,331,554	953,010
Share-based compensation	386,821	105,250	1,214,295	115,500

Loss from operations	(1,028,011)	(374,496)	(2,856,265)	(808,671)

Other income (expense)

Loss on extinguishment of debt	(750,000)	-	(752,750)	-

Change in fair value of derivative	67,130	473,152	(102,623)	97,153

Other income	35,865	-	35,998	-

Interest expense, net	(129,697)	(69,957)	(929,002)	(138,189)

Net income (loss)	$(1,804,713)	$28,699	$(4,604,642)	$(849,707)

Net loss per share (basic and diluted)	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding (basic and diluted)	644,706,947	324,720,061	549,297,163	260,080,749

See accompanying notes to these unaudited condensed consolidated financial statements.

(2) The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares. See Note 2.

GrowLife, Inc. and Subsidiaries (formerly Phototron Holdings, Inc.)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months ended September 30,
	2013	2012
Operating Activities
Net loss	$(4,604,642)	$(849,707)
Adjustments to reconcile net loss to net cash used in
operating activities
Depreciation and amortization	13,916	2,085
Increase in reserve for obsolete/impaired inventory	50,000	-
Fair value of warrants issued	250,000	-
Fair value of vested stock options and amortization	-	26,563
Amortization of intangible assets	87,747	-
Amortization of debt discount	809,874	58,388
Common stock issued for services rendered	1,214,295	115,500
Change in fair value of derivative liability	102,623	(97,153)
Loss on extinguishment of debt	752,750	-
Imputed interest on related party notes payable	-	6,336
Stock dividend issued to certain investors	-	(445,715)
Changes in assets and liabilities
Accounts receivable	46,663	704
Inventory	176,897	(57,718)
Prepaid expenses	31,259	-
Other receivable	(18,730)	-
Deposits	(15,909)	(21,122)
Accounts payable	(128,423)	134,191
Accrued expenses	93,400	61,287
Accrued interest on convertible notes payable	116,327	79,987
Deferred revenue	(14,994)	-

Net cash used in operating activities	(1,036,947)	(986,374)

Investing Activities
Cash paid to acquire Rocky Mountain Hydroponics	(550,000)	-
Cash paid to acquire Greners.com, Inc.	-	(250,000)
Cash acquired upon acquisition of Rocky Mountain Hydroponics	(1,398)	-
Cash acquired upon acquisition of Phototron Holdings, Inc.	-	9,825
Cash paid for store improvements	(5,500)	-

Net cash used in investing activities	(556,898)	(240,175)

Financing Activities
Proceeds from the issuance of common stock	623,260	5,000
Proceeds from the issuance of 10% convertible note	156,000	-
Proceeds from the issuance of convertible notes	-	1,389,663
Proceeds from options exercised	9,000	-
Proceeds from notes payable	1,130,000	-
Proceeds from convertible notes payable, related party	-	413,680
Payments on notes payable and accrued interest	(196,508)	(193,000)
Payments on notes payable, related party	-	(65,947)
Proceeds from credit line	26,177	-
Advances from related party	-	(183,103)

Net cash provided by financing activities	1,747,929	1,366,293

Net increase in cash	154,084	139,744

Cash, beginning of period	36,602	24,437

Cash, end of period	$190,686	$164,181

Supplemental disclosure of cash flow information
Cash paid for interest	$4,865	$-

Cash paid for income taxes	$-	$-

NON-CASH TRANSACTIONS
Common stock issued to acquire Rocky Mountain
Hydroponics/Evergreen Garden Center	$275,000	$-
12% Senior Secured Convertible Notes issued to acquire Rocky
Mountain Hydroponics/Evergreen Garden Center	$800,000	$-
6% Senior secured convertible notes converted into
common stock, principal and interest	$1,359,572	$-
7% Senior secured convertible notes converted into
common stock, principal and interest	$700,000	$-
Notes payable for Greners acquisition converted into
common stock, principal and interest	$156,000	$-
Common stock issued for cashless exercise of options	$368	$-
Notes payable converted into 6% convertible notes payable	$-	$1,917,790

See accompanying notes to these unaudited condensed consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES (formerly Phototron Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine-Months Ended September 30, 2013 (Unaudited)

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

On June 7, 2013, GH completed the purchase of all the ownership and membership interests (the “Subject Interest”) of Rocky Mountain Hydroponics, LLC., a Colorado limited liability company (“RMC”), Evergreen Garden Center, LLC, a Maine limited liability company (“EGC”) and Evergreen Garden Center, LLC, a Delaware limited liability company (“EGC II”)(collectively the “RMH Companies”). The effective date of the Stock Purchase Agreement was June 7, 2013 (“RMH/EGC Agreement”). The RMH/EGC Agreement included all of the assets and liabilities of the RMH Companies, and in specific, their four (4) retail hydroponics stores, which are located in Vail and Boulder, Colorado, Peabody, Massachusetts, and Portland, Maine. Per the terms of the RMH/EGC Agreement, GrowLife paid the former owners of the RMH Companies $550,000 in cash, $800,000 in 12% Secured Convertible Notes, and $275,000 (7,857,141 shares at $0.035/share) in shares of GrowLife’s common stock. Details are disclosed in “NOTE 6 – PURCHASE – ROCKY MOUNTAIN HYDROPONICS and EVERGREEN GARDEN CENTER”.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated. The preparation of these condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”).

The condensed consolidated financial statements of the Company and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. Such adjustments are of a normal, recurring nature. The Condensed Consolidated Financial Statements, and the accompanying notes, are prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and do not contain certain information included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Therefore, the interim Condensed Consolidated Financial Statements should be read in conjunction with that Annual Report on Form 10-K.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities. For the nine months ended September 30, 2013, the Company incurred a net loss of $4,604,642 and cash used in operations was $1,036,947. The Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements during this period primarily through the recurring issuance of notes payable and advances from a related party. These facts indicate that there is substantial doubt of the Company’s continuation as a going concern.

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

Sales Returns

We allow customers to return defective products when they meet certain established criteria as outlined in our sales terms and conditions. It is our practice to regularly review and revise, when deemed necessary, our estimates of sales returns, which are based primarily on actual historical return rates. We record estimated sales returns as reductions to sales, cost of sales, and accounts receivable and an increase to inventory. Returned products which are recorded as inventory are valued based upon the amount we expect to realize upon its subsequent disposition. As of September 30, 2013 and December 31, 2012, there was no reserve for sales returns, which are minimal based upon our historical experience.

Warranty Costs

Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based, in part, on historical experience. During the year ended December 31, 2012 we negotiated a $46,000 credit with one of our vendors for future expected warranty repairs to defective units. This amount will be used to offset expected repairs in future periods. As of September 30, 2013, the Company had utilized the entire $46,000 credit available as of December 31, 2012 and had concluded its business relationship with this particular vendor.

Shipping and Handling Fees and Cost

For the nine months ended September 30, 2013 and 2012, shipping and handling fees billed to customers totaled $186,887 and $61,068, respectively, and were included in revenue. For the three months ended September 30, 2013 and 2012, shipping and handling fees billed to customers totaled $50,058 and $48,529, respectively, and were included in revenue.

For the nine months ended September 30, 2013 and 2012, shipping and handling costs of $151,269 and $82,818, respectively, were included in cost of goods sold. For the three months ended September 30, 2013 and 2012, shipping and handling costs of $48,566 and $53,662, respectively, were included in cost of goods sold.

Advertising Costs

Advertising costs are expensed as incurred and are included in general and administrative expenses in the amount of $190,847 and $158,158, for the nine months ended September 30, 2013 and 2012, respectively. For the three months ended September 30, 2013 and 2012, advertising costs of $66,378 and $84,377, respectively, were included in general and administrative expenses.

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

The carrying value of cash, accounts receivable, accounts payables, due to related party, notes payable, and convertible notes approximates their fair values due to their short-term maturities.

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

During the nine months ended September 30, 2013, the Company issued warrants to Gemini Master Fund, LTD (“GMF”) (see “NOTE 18 – STOCKHOLDERS’ EQUITY/DEFICIT”) entitling GMF to purchase, at their discretion, 5,000,000 shares of the Company’s common stock. The warrants were issued on May 1, 2013 in connection with the $280,000 OID Bridge Note that was also issued on May 1, 2013. The warrants have a five-year term with an original exercise price of $0.05 per share. The warrants vest immediately and are exercisable in whole, or in part, at any time and from time to time on or after the issue date and on or before the termination date. Per the terms of the Common Stock Purchase Warrant (the “Warrant Agreement”) between the Company and GMF, the exercise price was reset on June 4, 2013 to $0.035 per share due to the Company’s sale/issuance of shares at $0.035 per share under its Subscription Agreement.

On June 30, 2013, the Company valued the warrants at $250,000 using the Black-Scholes option pricing model using the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 240%; (iii) risk free rate of 0.04%, and (iv) an expected term of 5 years. The Company expensed the entire $250,000 as a non-cash charge to “warrants issued expense” during the three month period ended June 30, 2013. Details are disclosed in “NOTE 18 – STOCKHOLDERS’ EQUITY/DEFICIT”.

On September 5, 2013, the exercise price was reset again to $0.02156 per share as a result of the Company issuing shares of its common stock at said per share price in relation to a debt conversion related to the Company’s 7% Convertible Note (see “NOTE 16 – 7% CONVERTIBLE NOTE”). On September 30, 2013, the Company valued the warrants at $312,500 using the Black-Scholes option pricing model using the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 230%; (iii) risk free rate of 0.02% and (iv) expected term of 4.5 years. The Company fully expensed the $62,500 increase in the value of the warrants as a non-cash charge to “change in fair value of derivative” during the three month period ended September 30, 2013.

The Company has determined that the warrants are a derivative liability due to the “reset” clause associated with the exercise price. As a result, the Company recorded a $312,500 “derivative liability” on its balance sheet as of September 30, 2013 in relation to these warrants. Details are disclosed in “Note 9 – DERIVATIVE LIABILITY”.

On August 29, 2013, the Company issued a 7% Convertible Note (the “7% Note”) to W-Net Fund I, L.P. (the “Holder”), a Delaware limited partnership, in exchange for the Revolving Promissory Note originally issued on June 7, 2013 by the Company to the Holder and amended on August 6, 2013 (the “Exchanged Note”) (see “NOTE 16 – 7% CONVERTIBLE NOTE”). Per the terms of the 7% Note, the Holder can, at its sole discretion, convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock. The conversion price for the period of time from the date of this 7% Note through and including September 30, 2014 is the lesser of (a) $0.025 per share and (b) seventy percent (70%) of the average of the three (3) lowest daily volume weighted average closing prices occurring during the twenty (20) consecutive trading days immediately preceding the applicable conversion date on which the Holder elects to convert all or part of this 7% Note, subject to adjustment as provided in this 7% Note. The conversion price is $0.025 per share for the period of October 1, 2014 through the maturity date of September 30, 2015, subject to adjustment as provided in this 7% Note.

On September 5, 2013, the Holder converted $550,000 of principal into 25,510,204 shares of the Company’s common stock at a conversion price of $0.02156 per share. On September 17, 2013, the Holder converted $150,000 of principal into 6,957,328 shares of the Company’s common stock at a conversion price of $0.02156 per share. As of September 30, 2013, there was $50,000 of principal outstanding in relation to the 7% Note.

The Company has determined that the 7% Note is a derivative liability due to the “reset” clause associated with the conversion price. On August 29, 2013, the Company valued the derivative value of the 7% Note using the Black Scholes option pricing model (see “NOTE 9 – DERIVATIVE LIABILITY”) and determined the value of the derivative liability associated with the 7% Note to be $640,074. The Company recorded the $640,074 as a derivative liability as of August 29, 2013 and it also recorded a corresponding $640,074 non-cash “loss on extinguishment of debt”.

On both September 5th and 17th, 2013, which were the above mentioned conversion dates, the Company revalued the derivative liability related to the $700,000 that had been converted. The Company determined that the value of the derivative liability had decreased by $185,529, which the Company recorded by decreasing the derivative liability associated with the 7% Note by $185,529 while also recording a $185,529 non-cash gain to “change in fair value of derivative”. Upon conversion of the $700,000, in the aggregate, on September 5th and 17th, the Company reclassified the remaining $411,874 of the derivative liability related to the $700,000 converted as an increase to “additional paid-in capital”.

As of September 30, 2013, the Company had a total derivative liability of $411,071, of which $312,500 was in relation to the warrants and $98,571 in relation to the 7% Note.

See “NOTE 9 – DERIVATIVE LIABILITY” for a more detailed analysis of the Company’s derivative liability.

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

As of September 30, 2013, there were 112,046,731 dilutive securities which are considered anti-dilutive and are not included in diluted loss per share. The following details the dilutive securities as of September 30, 2013:

Options	2,351,187
Warrants	5,000,000
6% senior secured convertible notes - principal & interest	78,554,181
12% senior secured convertible notes - principal & interest	23,718,103
7% convertible notes - principal & interest	2,423,260
112,046,731

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

Inventories

Inventories are recorded on a first in first out basis. Inventory consists of purchased finished goods and components held for resale. Inventory is valued at the lower of cost or market. The reserve for inventory was $77,843 at September 30, 2013 and $27,843 at December 31, 2012.

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

We recorded $87,747 and zero, of amortization charges related to other intangible assets for the nine months ending September 30, 2013 and September 2012, respectively.

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

See “NOTE 6 – PURCHASE – ROCKY MOUNTAIN HYDROPONICS and EVERGREEN GARDEN CENTER” for unaudited pro-forma results of operations as if the acquisition had occurred at the beginning of the period for the nine months ended September 30, 2013 and 2012.

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

See “NOTE 6 – PURCHASE – ROCKY MOUNTAIN HYDROPONICS and EVERGREEN GARDEN CENTER” for unaudited pro-forma results of operations as if the acquisition had occurred at the beginning of the period for the nine months ended September 30, 2013 and 2012.

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

See “NOTE 6 – PURCHASE – ROCKY MOUNTAIN HYDROPONICS and EVERGREEN GARDEN CENTER” for unaudited pro-forma results of operations as if the acquisition had occurred at the beginning of the period for the nine months ended September 30, 2013 and 2012.

  NOTE 6 – PURCHASE – ROCKY MOUNTAIN HYDROPONICS and EVERGREEN GARDEN CENTER

On June 7, 2013, GH completed the purchase of Rocky Mountain Hydroponics, LLC., a Colorado limited liability company (“RMC”), and Evergreen Garden Center, LLC, a Maine limited liability company (“EGC”). The effective date of the RMH/EGC Agreement was June 7, 2013. The RMH/EGC Agreement included all of the assets and liabilities of the RMH Companies, and in specific, their 4 retail hydroponics stores, which are located in Vail and Boulder, Colorado, Peabody, Massachusetts, and Portland, Maine. Per the terms of the RMH/EGC Agreement, GrowLife, Inc. paid the former owners of the RMH Companies $550,000 in cash, $800,000 in 12% Secured Convertible Notes, and $275,000 (7,857,141 shares at $0.035/share) in shares of GrowLife, Inc.’s common stock.

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

The Company will expense the $90,000 of intangible assets at the rate of $1,500 per month over 5 years, with the Company recording $4,500 of amortization expense related to these intangible assets during the three month period ended September 30, 2013. For the nine months ended September 30, 2013, the Company has expensed $6,000 related to these intangible assets.

The following are unaudited pro-forma results of operations as if the acquisitions had occurred at the beginning of the period for the nine months ended September 30, 2013 and 2012. Note that these pro-forma results include the operating results of SGT, Phototron, Greners, Urban Garden, and Rocky Mountain Hydroponics/Evergreen Garden Center:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$1,313,399	$1,778,511	$4,574,169	$5,578,167

Cost of revenue	1,051,776	1,272,599	3,376,555	3,914,892

Gross profit	261,623	505,912	1,197,614	1,663,275

General and administrative expenses	902,813	790,750	2,808,211	2,645,211
Share-based compensation	386,921	105,250	1,214,295	115,500

Loss from operations	(1,028,011)	(390,088)	(2,824,892)	(1,097,436)

Other income	35,865	-	36,811	-
Interest expense, net	(129,697)	(69,957)	(929,002)	(257,237)
Loss on extinguishment of debt	(750,000)	-	(752,750)	-
Change in fair value of derivative	67,130	473,152	(102,623)	97,153

Net income (loss)	$(1,804,713)	$13,107	$(4,572,456)	$(1,257,520)

Net loss per share (basic and diluted)	$(0.00)	$0.00	$(0.01)	$(0.00)

Weighted average shares outstanding (basic and diluted)	563,153,746	336,483,454	507,616,893	271,844,142

NOTE 7 – INVENTORIES

Inventories are comprised of the following as of:

	September 30, 2013	December 31, 2012
	(Unaudited)
Raw materials	$147,277	$167,413

Finished goods	809,888	218,406

Less: inventory reserve	(77,843)	(27,843)

Inventory, net	$879,322	$357,976

During the three-month period ended September 30, 2013, the Company recorded a $50,000 non-cash general and administrative expense related to inventory impairment. This charge relates to slow-moving and/or obsolete inventory at the Company’s retail stores. The Company reviews its inventory on a periodic basis to identify products that are slow moving and/or obsolete, and if such products are identified, the Company records the appropriate inventory impairment charge at such time.

NOTE 8 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of:

	September 30, 2013	December 31, 2012
	(Unaudited)
Machines and equipment	$40,633	$5,554
Furniture and fixtures	49,787	6,997
Computer equipment	52,304	10,920
Vehicles	22,539	-
Leasehold improvements	53,040	10,790
Total property and equipment	218,303	34,261

Accumulated depreciation	(156,714)	(14,889)

Total property and equipment, net	$61,589	$19,372

Depreciation expense for the nine months ended September 30, 2013 and 2012 was $13,916 and $2,085, respectively. Depreciation for the three months ended September 30, 2013 and 2012 was $6,331 and $2,085, respectively.

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

During the three month period ended March 31, 2013, the Company issued a 10% Convertible Note (see “NOTE 14 – 10% SENIOR CONVERTIBLE NOTE”) in the principal amount of $156,000. As of March 31, 2013 the entire balance of the 10% Convertible Note had been converted into 6,270,413 shares of the Company’s common stock. The Company determined that the conversion feature was considered a beneficial conversion feature and determined its value on the date of conversion to be $156,000. Accordingly, the beneficial conversion feature has been accounted for as a valuation discount to the 10% Convertible Note and was fully amortized as of March 31, 2013 via effective interest method, with the Company recording $156,000 non-cash interest expense and $2,750 non-cash loss on extinguishment of debt. The Company had no derivative liability with regard to this note as of March 31, 2013.

During the three month period ended March 31, 2013, the Company evaluated the conversion feature of the 10% Convertible Note and determined that there was a derivative liability. The derivative liability was initially valued using the Black-Scholes option pricing model, with the following assumptions; (i) dividend yield of 0%; (ii) expected volatility of 309%; (iii) risk free rate of 0.11% and (iv) expected term of 0.5 years. Based upon this model, the Company determined an initial value of $158,745. The Company fully expensed as of March 31, 2013 as a $169,753 non-cash charge to change in fair value of derivative liability. As of March 31, 2013, BME had converted all of the principal and accrued interest into 6,270,413 shares of the Company’s common stock. The Company determined there was no longer a derivative liability related to this 10% Convertible Note.

During the nine months ended September 30, 2013, the Company issued warrants to GMF (see “NOTE 18 – STOCKHOLDERS’ EQUITY/DEFICIT”) entitling GMF to purchase, at their discretion, 5,000,000 shares of the Company’s common stock. The warrants were issued on May 1, 2013 in connection with the $280,000 OID Bridge Note that was also issued on May 1, 2013. The warrants have a five-year term with an original exercise price of $0.05 per share. The warrants vest immediately and are exercisable in whole, or in part, at any time and from time to time on or after the issue date and on or before the termination date. Per the terms of the Common Stock Purchase Warrant (the “Warrant Agreement”) between the Company and GMF, the exercise price was reset on June 4, 2013 to $0.035 per share due to the Company’s sale/issuance of shares at $0.035 per share under its Subscription Agreement. On September 5, 2013, the exercise price was reset again to $0.02156 per share as a result of the Company issuing shares of its common stock at said per share price in relation to a debt conversion related to the Company’s 7% Convertible Notes (see ”NOTE 16 – 7% CONVERTIBLE NOTE”).

On June 30, 2013, the Company valued the warrants at $250,000 using the Black-Scholes option pricing model using the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 240%; (iii) risk free rate of 0.04% and (iv) expected term of 5 years. The Company fully expensed the entire $250,000 as a non-cash charge to “warrants issued expense” during the three month period ended June 30, 2013.

On September 30, 2013, the Company valued the warrants at $312,500 using the Black-Scholes option pricing model using the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 230%; (iii) risk free rate of 0.02% and (iv) expected term of 4.5 years. The Company fully expensed the $62,500 increase in the value of the warrants as a non-cash charge to “change in fair value of derivative”.

On August 29, 2013, the Company issued a 7% Convertible Note (the “7% Note”) to W-Net Fund I, L.P. (the “Holder”), a Delaware limited partnership, in exchange for the Revolving Promissory Note originally issued on June 7, 2013 by the Company to the Holder and amended on August 6, 2013 (the “Exchanged Note”) (see ”NOTE 16 – 7% CONVERTIBLE NOTE”). Per the terms of the 7% Note, the Holder can, at its sole discretion, convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock. The conversion price for the period of time from the date of this 7% Note through and including September 30, 2014 is the lesser of (a) $0.025 per share and (b) seventy percent (70%) of the average of the three (3) lowest daily volume weighted average closing prices occurring during the twenty (20) consecutive trading days immediately preceding the applicable conversion date on which the Holder elects to convert all or part of this 7% Note, subject to adjustment as provided in this 7% Note. The conversion price is $0.025 per share for the period of October 1, 2014 through the maturity date of September 30, 2015, subject to adjustment as provided in this 7% Note.

On September 5, 2013, the Holder converted $550,000 of principal into 25,510,204 shares of the Company’s common stock at a conversion price of $0.02156 per share. On September 17, 2013, the Holder converted $150,000 of principal into 6,957,328 shares of the Company’s common stock at a conversion price of $0.02156 per share. As of September 30, 2013, there was $50,000 of principal outstanding in relation to the 7% Note.

The Company has determined that the 7% Note is a derivative liability due to the “reset” clause associated with the conversion price. On August 29, 2013, which represents the date that the Revolving Promissory Note was exchanged for the 7% Convertible Note, the Company valued the derivative liability of the 7% Note using the Black Scholes option pricing model using the assumptions detailed below. Also, as a result of the above mentioned conversions, the Company has valued the derivative liability of the 7% Note in three portions:

	1st Conversion	2nd Conversion	Outstanding 09.05.13	Total
Original principal amount	$550,000	$150,000	$50,000	$750,000
Conversion Date	09.05.13	09.17.13
Conversion price per share	$0.02156	$0.02156	$0.02156
Amount converted	$550,000	$150,000		$700,000
Shares	25,510,204	6,957,328	2,319,109
Stock price 08.29.13	$0.04	$0.04	$0.04
Volatility	21.0%	21.0%	21.0%
Risk free rate	0.02%	0.02%	0.02%
Per share derivative value	$0.018	$0.018	$0.018
Derivative value 08.29.13	$469,388	$128,015	$42,671	$640,074

Accordingly, on August 29, 2013, the Company recorded a derivative liability of $640,074 in relation to the 7% Note while also recording a corresponding $640,074 non-cash “loss on extinguishment of debt”. The Company also determined that the exchange of the Revolving Promissory Note for the 7% Convertible Note created a beneficial conversion feature, the value of which was determined to be $109,926 ($750,000 – $640,074). Accordingly, the Company recorded a $109,926 non-cash “loss on extinguishment of debt” and a corresponding $109,926 increase to “additional paid-in capital”.

On both September 5th and 17th, 2013, the above mentioned dates of conversion, the Company revalued the converted portion of the derivative liability, which was originally valued at $597,403 ($469,388+$128,015), using the Black-Scholes option pricing model and the assumptions detailed below:

	1st Conversion	2nd Conversion	Total
Original principal amount	$550,000	$150,000	$700,000
Conversion Date	09.05.13	09.17.13
Conversion price per share	$0.02156	$0.02156
Amount converted	$550,000	$150,000	$700,000
Shares	25,510,204	6,957,328
Stock price on date of conversion	$0.03000	$0.05000
Volatility	21.0%	21.0%
Risk free rate	0.02%	0.02%
Per share derivative value	$0.0084	$0.028
Derivative value on conversion date	$214,286	$197,588	$411,874

The resulting $411,874 derivative value attributed to the $700,000 of converted debt resulted in a $185,529 reduction in the original $597,403 value recorded on August 29, 2013. As a result, the Company recorded a $185,529 reduction in the value of the derivative liability and a corresponding $185,529 non-cash gain to “change in fair value of derivative” during the three months ending September 30, 2013. The remaining $411,874 derivative liability ($597,403 - $185,529) related to the $700,000 converted on September 5th and 17th 2013 was reclassified from a “derivative liability” to “additional paid-in capital” as of September 30, 2013.

On September 30, 2013, the Company revalued the derivative liability related to the $50,000 of outstanding principal related to the 7% Note. The Company used the Black-Scholes option pricing model using the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 21%; (iii) risk free rate of 0.02% and (iv) expected term of 6 months. This resulted in a value of $98,571 as of September 30, 2013, an increase of $55,900 from the $42,671 as of August 29, 2013. The Company fully expensed the $55,900 as a non-cash charge to “change in fair value of derivative” during the three-month period ended September 30, 2013.

As of September 30, 2013, the Company had a total derivative liability of $411,071, of which $312,500 was in relation to the warrants and $98,571 in relation to the 7% Note.

NOTE 10 – NOTES PAYABLE AND ACCRUED INTEREST

As of December 31, 2012, the Company had $193,180 of notes payable and accrued interest. During the nine month period ended September 30, 2013, the Company eliminated all of the $193,180 of notes payable and accrued interest that it owed as of December 31, 2012. The details regarding the repayment of these notes payable during the nine months ended September 30, 2013 are as follows:

	Principal & Accrued Interest 12.31.12	YTD 2013 Accrued Interest	YTD 2013 Payments Made	Balance as of 09.30.13
Greners	$153,250	$2,750	$156,000	$-
Brian Sagheb	24,287	578	24,865	-
W-Net Fund I, L.P. - Revolver	15,643	-	15,643	-
	$193,180	$3,328	$196,508	$-

The $156,000 paid to Greners represents payment in full of the note payable that the Company issued in July 2012 in relation to its acquisition of Greners.com (see “NOTE 4 – ASSET PURCHASE – GRENERS.COM”). The $24,865 paid to Mr. Sagheb, a former Phototron officer, is payment in full for a loan that he made to the Company. The payment of $15,643 to W-Net Fund I, LP represents payment of the outstanding principal on a $150,000 revolving credit line. As stated above, as of September 30, 2013 the Company had repaid in full all amounts due related to the notes payable that were owed as of December 31, 2012.

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

As of September 30, 2013, the Company had a balance owed of $280,000 with regard to this OID Note.

During the nine months ended September 30, 2013, the Company was advanced, in the aggregate, $850,000 on its revolving promissory note (see “NOTE 11 – REVOLVING PROMISSORY NOTE”). On August 29, 2013, $750,000 was converted into a 7% Convertible Note (see “NOTE 16 – 7% CONVERTIBLE NOTE”), leaving an outstanding principal balance of $100,000 as of September 30, 2013. Accrued and unpaid interest related to the $100,000 principal totaled $211 as of September 30, 2013, all of which was recorded as interest expense during the three months ended September 30, 2013. The following table summarizes notes payable and accrued interest as of September 30, 2013:

	Principal	Accrued Interest	Balance as of 09.30.13
Gemini OID Note	$280,000	$-	$280,000
W-Net Fund I, L.P. - Revolver	100,000	211	100,211
	$380,000	$211	$380,211

NOTE 11 – REVOLVING PROMISSORY NOTE

On June 6, 2013 the Company issued a Revolving Promissory Note (the “Revolving Note”) in the amount of $550,000 to W-Net Fund I, L.P. (the “Holder”). Per the terms of the Revolving Note, the Holder agrees to make advances to the Company from time to time during the 14 month Revolving Note term, at its sole discretion, in an aggregate principal amount at any one time outstanding which does not exceed $550,000 (the “Revolving Credit Commitment”). During the term of the Revolving Note, the Company may use the Revolving Credit Commitment by borrowing, prepaying any advances under the Revolving Note in whole or in part, and re-borrowing, all in accordance with the terms and conditions of the Revolving Note.

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

On August 6, 2013, the Company and W-Net amended the terms of the Revolving Note to increase the maximum amount of the advances that the Company could request under the Revolving Note from the original amount of $550,000 to the revised amount of $750,000. The Revolving Note was also amended to state that any additional requests for additional draws by the Company under the Revolving Note shall be at the sole discretion of W-Net. These were the only terms of the Revolving Note that were amended.

During the six months ending June 30, 2013, the Company had been advanced $550,000 in principal, with the funds being used to purchase RMH/EGC (see “NOTE 6 – PURCHASE – ROCKY MOUNTAIN HYDROPONICS and EVERGREEN GARDEN CENTER”).

Between August 1 and August 29, 2013, the Company was advanced an additional $200,000, which resulted in total outstanding advances in the amount of $750,000, which was the revised maximum amount of advances permissible to the Company.

On August 29, 2013, the $750,000 outstanding balance and accrued and unpaid interest on the Revolving Note was exchanged for a 7% convertible note (see “NOTE 16 – 7% CONVERTIBLE NOTE”), which reduced to zero the amount of advances on the Revolving Note.

On September 20, 2013, the Company was advanced $100,000 on the Revolving Note.

During the three month period ended September 30, 2013, the Company recorded $6,986 of interest expense related to the Revolving Note. For the nine months ending September 30, 2013, interest expense totaling $9,201 was recorded by the Company in relation to this note. As of September 30, 2013, total principal and interest owed on the Revolving Note was $100,211 and is recorded on the Company’s balance sheet as “notes payable and accrued interest” as of September 30, 2013 (see “NOTE 10 – NOTES PAYABLE AND ACCRUED INTEREST”).

NOTE 12 – NOTES PAYABLE, RELATED PARTY

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

On September 6, 2013, the Company issued 1,224,918 shares of its common stock at a per share price of $0.021 as payment in full of the $25,000 principal and $723 of accrued and unpaid interest. As of September 30, 2013, this related party had voluntarily terminated his employment with the Company to pursue other business opportunities and the Company had satisfied this obligation in full.

During the nine month period ending September 30, 2013, the Company had recorded $723 of interest expense related to this note, of which $279 was recorded as interest expense during the three months ending September 30, 2013.

NOTE 13 – 6% SENIOR CONVERTIBLE NOTES

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

During the nine months ended September 30, 2013, the Company did not borrow any additional principal related to these notes. In fact, the Company’s outstanding principal balance decreased by $1,286,397 due to certain holders of these 6% Notes converting some, and in the case of five note holders, all of their outstanding principal into shares of the Company’s common stock.

The following is a summary of the year-to-date 2013 transactions related to the Company’s 6% Notes:

6% senior secured convertible notes - principal & accrued interest as of 12.31.12	$1,863,099
Principal converted into common stock YTD 2013	(1,286,397)
Accrued interest converted into common stock YTD 2013	(73,175)
Accrued and unpaid interest YTD 2013	46,352
6% senior secured convertible notes - principal & accrued interest as of 09.30.13	549,879

Debt discount related to conversion feature as of 12.31.12	$(785,459)
Debt discount amortized as interest expense YTD 2013	653,873
Debt discount related to conversion feature as of 09.30.13	(131,586)

Balance as of September 30, 2013	$418,293

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

During the three month period ending September 30, 2013, the Company determined that the value of the beneficial conversion feature had decreased to $131,586 as of September 30, 2013. As a result, the Company recorded non-cash interest expense of $72,382 during the three months ended September 30, 2013 to reflect the change in the value of the debt discount as of September 30, 2013.

NOTE 14 – 10% SENIOR CONVERTIBLE NOTE

On January 8, 2013, the Company issued a 10% convertible note (the “10% Convertible Note) to Black Mountain Equities, Inc (“BME”). The rate of interest on the convertible note is 10%, and BME, at its sole discretion, can convert both the principal and accrued interest into shares of the Company’s common stock. The conversion price was the lesser of (a) $0.04 per share or (b) 70% of the average of the 3 lowest daily volume weighted average closing prices occurring during the 20 consecutive trading days immediately preceding the applicable conversion date on which BME elects to convert all or part of the note.

During the three month period ended March 31, 2013, BME converted all of the principal and accrued interest into 6,270,413 shares of the Company’s common stock. The Company determined that the conversion feature was considered a beneficial conversion feature and determined its value on the date of conversion to be $156,000. Accordingly, the beneficial conversion feature has been accounted for as a valuation discount to the 10% Convertible Note and was fully amortized as of March 31, 2013 via effective interest method, with the Company recording $156,000 non-cash interest expense and $2,750 non-cash loss on extinguishment of debt.

The 10% Convertible Note was issued to BME in conjunction with the Exchange Agreement entered into on January 8, 2013 by and among the Company and BME. Per the terms and conditions the Exchange Agreement, BME purchased the Company’s note payable to Greners (the “Greners Note”), which was originally issued in July 2012 to the former owners of Greners (see “NOTE 4 – ASSET PURCHASE – GRENERS.COM”), from Donna Klauenburch and Tao Klauenburch (the “Sellers”), general partners who formerly did business as Greners.com (collectively, “Greners”) and from whom the Company purchased Greners.

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

As of September 30, 2013, this note and all related interest had been paid in full.

NOTE 15 – 12% SENIOR SECURED CONVERTIBLE NOTE

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

During the three month period ended September 30, 2013, the Company recorded $24,000 of interest expense in relation to these 12% Convertible Notes. During the nine month period ended September 30, 2013, the Company had recorded 30,134 of interest expense related to these notes. As of September 30, 2013, there had been no conversion by the Holders of these 12% Convertible Notes and the total outstanding principal and accrued and unpaid interest was $830,134.

NOTE 16 – 7% CONVERTIBLE NOTE

On August 29, 2013, the Company issued a 7% Convertible Note (the “7% Note”) to W-Net Fund I, L.P. (the “Holder”), a Delaware limited partnership, in exchange for the Revolving Promissory Note originally issued on June 7, 2013 by the Company to the Holder and amended on August 6, 2013 (the “Exchanged Note”). Per the terms of the 7% Note, the original principal balance is $750,000 and is not secured by any collateral or any assets pledged to the Holder. The maturity date is September 30, 2015, and the annual rate of interest is seven percent (7%), which increases to twenty-four percent (24%) per annum, or the maximum rate permitted under any applicable law, in the event of default.  Subject to certain limitations, the Holder can, at its sole discretion, convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock. The conversion price for the period of time from the date of this 7% Note through and including September 30, 2014 is the lesser of (a) $0.025 per share and (b) seventy percent (70%) of the average of the three (3) lowest daily volume weighted average closing prices occurring during the twenty (20) consecutive trading days immediately preceding the applicable conversion date on which the Holder elects to convert all or part of this 7% Note, subject to adjustment as provided in this 7% Note.  The conversion price is $0.025 per share for the period of October 1, 2014 through the maturity date of September 30, 2015, subject to adjustment as provided in this 7% Note.  At any time after the 12-month period immediately following the date of this 7% Note, the Company has the option to pre-pay the entire outstanding principal amount of this 7% Note by paying to the Holder an amount equal to one hundred and fifty percent (150%) of the principal and interest then outstanding.  The Company’s obligations under this 7% Note will accelerate upon a bankruptcy event with respect to the Company or any subsidiary, any default in the Company’s payment obligations under this 7% Note, the Company’s failure to issue shares of its common stock in connection with a conversion of this 7% Note, the Company’s or any subsidiary’s breach of any provision of any agreement providing for indebtedness of the Company or such subsidiary in an amount exceeding $100,000, the common stock of the Company being suspended or delisted from trading on the Over the Counter Bulletin Board (the “Primary Market”) market and the OTCQB, the Company losing its status as “DTC Eligible” or the Company becoming late or delinquent in its filing requirements with the Securities and Exchange Commission.  Upon any such acceleration of this 7% Note, the Company shall be obligated to pay an amount equal to the greater of (i) one hundred and twenty percent (120%) of the outstanding principal of this 7% Note (plus all accrued but unpaid interest) and (ii) the product of (a) the highest closing price for the Company’s common stock for the five (5) days on which the Primary Market is open for business immediately preceding such acceleration and (b) a fraction, the numerator of which is the outstanding principal of this 7% Note, and the denominator of which is the applicable conversion price as of the date of determination.

On September 5, 2013, the Holder converted $550,000 of principal into 25,510,204 shares of the Company’s common stock at a per share conversion price of $0.02156. On September 17, 2013, the Holder converted an additional $150,000 of principal into 6,757,328 shares of the Company’s common stock at a per share conversion price of $0.02156. As of September 30, 2013, there was $50,000 of principal outstanding in relation to this note.

On August 29, 2013, the date on which the Revolving Promissory Note was exchanged for the 7% Convertible Note, the Company recorded a $750,000 non-cash “loss on extinguishment of debt” while also recording a corresponding $640,074 “derivative liability” (see “NOTE 9 – DERIVATIVE LIABILITY”) and a $109,926 increase in “additional paid-in capital” as related to the beneficial conversion feature associated with this 7% Note.

During the three and nine month periods ending September 30, 2013, the Company recorded interest expense of $1,592 in relation to this 7% Note. As of September 30, 2013, the outstanding principal and accrued and unpaid interest related to this 7% Note totaled $60,583. Note that $8,991 of the accrued and unpaid interest was originally related to the Revolving Promissory Note and was part of the debt exchange on August 29, 2013.

Due to the “reset” clause in this 7% Note relating to the conversion price, the Company has determined that the conversion feature is considered a beneficial conversion feature and thereby creates a derivative liability for the Company, which is detailed in “NOTE 9 – DERIVATIVE LIABILITY”.

NOTE 17 – LONG-TERM CONVERTIBLE NOTES PAYABLE

The following table summarizes the Company’s long-term convertible notes payable as of September 30, 2013:

	Principal	Accrued Interest	Debt Discount	Total as of 09.30.13
6% Senior secured convertible notes	$508,680	$41,199	$(131,586)	$418,293
12% Senior secured convertible notes	800,000	30,134	-	830,134
7% Senior secured convertible note	50,000	10,583	-	60,583
	$1,358,680	$81,916	$(131,586)	$1,309,010

NOTE 18 – STOCKHOLDERS’ EQUITY/ DEFICIT

Common Stock

During the nine month period ended September 30, 2013, the Company issued 234,187,473 shares of its common stock related to the conversion of notes payable and convertible notes. The shares were valued at $2,241,296 and consisted of both principal and unpaid and accrued interest

During the nine month period ended September 30, 2013, the Company issued 17,807,433 shares of its common stock for cash. The shares were sold at a price of $0.035 per share and generated proceeds to the Company in the amount of $623,260.

During the nine month period ended September 30, 2013, the Company issued 32,822,333 shares of its common stock for services rendered and wages to its employees. These shares were valued at $1,173,747 and are detailed as follows:

Shares for Services
Wages paid to Company employees	$238,208
Consulting	566,333
Cannabis.org expenses	29,334
GrowLife Productions expenses	65,000
Public/Investor relations	221,700
Product/inventory acquired	18,172
Board Member compensation	35,000
$1,173,747

During the nine month period ended September 30, 2013, the Company issued 1,254,249 shares of its common stock as payment for the Company’s June through November 2013 monthly rent for its office in Woodland Hills, California. These shares were valued at $40,548 by the Company.

During the nine month period ended September 30, 2013, the Company issued 3,680,773 shares of its common stock in relation to the cashless exercise of stock options. These shares were valued at zero by the Company.

During the nine month period ended September 30, 2013, the Company issued 470,237 shares of its common stock in relation to the exercise of stock options by Eric Shevin, who joined the Company’s Board of Directors in April 2013. These shares generated proceeds to the Company in the amount of $9,000.

During the nine month period ended September 30, 2013, the Company issued 7,857,141 shares of its common stock in relation to its purchase of RMH/EGC (see “NOTE 6 – PURCHASE – ROCKY MOUNTAIN HYDROPONICS and EVERGREEN GARDEN CENTER”). These shares were valued at $275,000 and were issued to the former owners of RMH/EGC.

Preferred Stock

On March 19, 2013, pursuant to the terms and conditions of the Merger Agreement, the Company cancelled all of the 3,000,000 shares of its Series A Preferred Stock that were issued and outstanding. Per the terms of the Merger Agreement, the Company was required to attain specified net revenue and gross profit milestones by May 1, 2013 in order for the shares to vest and be distributed to the former shareholders of SGT. On March 19, 2013, applicable parties agreed that the milestones would not be met so the Series A Preferred Stock was returned to the Company and subsequently cancelled

Stock options

On April 5, 2012, the date of the Merger, Phototron had certain stock options outstanding that had been granted to its employees, officers and directors. The terms of these stock options remained unchanged as a result of the Merger and are summarized below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding December 31, 2011	30,861,087	$0.07
Granted	-	-
Exercised	-	-
Forfeited or expired	(18,009,900)	0.05
Outstanding December 31, 2012	12,851,187	$0.10	8.46	-

Forfeited or expired	(10,500,000)

Vested or expected to vest at September 30, 2013	2,351,187	$0.02	7.61	-

Warrants

During the nine months ended September 30, 2013, the Company issued warrants to GMF entitling GMF to purchase, at their discretion, 5,000,000 shares of the Company’s common stock. The warrants were issued on May 1, 2013 in connection with the $280,000 OID Bridge Note that was also issued on May 1, 2013. The warrants have a five-year term with an original exercise price of $0.05 per share. The warrants vest immediately and are exercisable in whole, or in part, at any time and from time to time on or after the issue date and on or before the termination date per the terms of the Common Stock Purchase Warrant (the “Warrant Agreement”) between the Company and GMF.  The exercise price was reset on June 4, 2013 to $0.035 per share due to the Company’s sale/issuance of shares at $0.035 per share under its Subscription Agreement. On September 5, 2013, the exercise price was reset again to $0.02156 per share as a result of the Company issuing shares of its common stock at said per share price in relation to a debt conversion related to the Company’s 7% Convertible Notes (see “NOTE 16 – 7% CONVERTIBLE NOTE”).

On June 30, 2013, the Company valued the warrants at $250,000 using the Black-Scholes option pricing model using the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 240%; (iii) risk free rate of 0.04% and (iv) expected term of 5 years. The Company fully expensed the entire $250,000 as a non-cash charge to “warrants issued expense” during the three month period ended June 30, 2013.

On September 30, 2013, the Company valued the warrants at $312,500 using the Black-Scholes option pricing model using the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 230%; (iii) risk free rate of 0.02% and (iv) expected term of 4.5 years. The Company fully expensed the $62,500 increase in the value of the warrants as a non-cash charge to “change in fair value of derivative liability” during the three month period ended September 30, 2013.

The table below summarizes the Company’s warrant activity during the nine months ended September 30, 2013:

		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Warrants	Price	Term	Value
Outstanding, December 31, 2012	-	$-	-	$-
Issued	5,000,000	$0.02156	4.58	$312,500
Outstanding, September 30, 2013	5,000,000	$0.02156	4.58	$312,500

NOTE 19 – SUBSEQUENT EVENTS

On October 11, 2013, the Company issued 7% Convertible Notes (the “7% Notes”) to four (4) accredited investors (the “Holders”) with the aggregate principal amount of $850,000. The 7% Notes are not secured by any collateral or any assets pledged to the Holders. The maturity date is September 30, 2015, and the annual rate of interest is seven percent (7%), which increases to twenty-four percent (24%) per annum, or the maximum rate permitted under any applicable law, in the event of default. Subject to certain limitations, the Holders can, at their sole discretion, convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock. The conversion price for the period of time from the date of these 7% Notes through and including September 30, 2014 is the lesser of (a) $0.025 per share and (b) seventy percent (70%) of the average of the three (3) lowest daily volume weighted average closing prices occurring during the twenty (20) consecutive trading days immediately preceding the applicable conversion date on which the Holders elect to convert all or part of their 7% Notes, subject to adjustment as provided in these 7% Notes. The conversion price is $0.025 per share for the period of October 1, 2014 through the maturity date of September 30, 2015, subject to adjustment as provided in these 7% Notes. The Company is required to reserve, at all times, thirty-four million (34,000,000) shares of its common stock, in the aggregate, for conversion of these 7% Notes. At any time after the 12-month period immediately following the date of these 7% Notes, the Company has the option to pre-pay the entire outstanding principal amount of these 7% Notes by paying to the Holders an amount equal to one hundred and fifty percent (150%) of the principal and interest then outstanding. The Company’s obligations under these 7% Notes will accelerate upon a bankruptcy event with respect to the Company or any subsidiary, any default in the Company’s payment obligations under these 7% Notes, the Company’s failure to issue shares of its common stock in connection with a conversion of any of these 7% Notes, the Company’s or any subsidiary’s breach of any provision of any agreement providing for indebtedness of the Company or such subsidiary in an amount exceeding $100,000, the common stock of the Company being suspended or delisted from trading on the Over the Counter Bulletin Board (the “Primary Market”) market and the OTCQB, the Company losing its status as “DTC Eligible” or the Company becoming late or delinquent in its filing requirements with the Securities and Exchange Commission. Upon any such acceleration of these 7% Notes, the Company shall be obligated to pay an amount equal to the greater of (i) one hundred and twenty percent (120%) of the outstanding principal of these 7% Notes (plus all accrued but unpaid interest) and (ii) the product of (a) the highest closing price for the Company’s common stock for the five (5) days on which the Primary Market is open for business immediately preceding such acceleration and (b) a fraction, the numerator of which is the outstanding principal of these 7% Notes, and the denominator of which is the applicable conversion price as of the date of determination.

On October 11, 2013, the Company and Gemini Master Fund (the “Holder”), signed a Conversion, Warrant Exercise and Note Retirement Agreement (the “Agreement”) whereby both the Company and the Holder agreed to convert the $280,000 OID Note (the “Note”) entered into on May 1, 2013 by and between the Company and the Holder, into 8,000,000 shares of the Company’s common stock, which equates to $0.035 per share. Per the terms of the Note, the Company was obligated to repay the entire $280,000 on or before October 31, 2013. Per the terms of the Agreement, upon issuance of the 8,000,000 shares of the Company’s common stock to the Holder, the repayment of the Note has been satisfied in full.

On October 11, 2013, Gemini Master Fund (the “Holder”) exercised its cashless exercise option on the 5,000,000 warrants (see “NOTE –18 – STOCKHOLDERS’ EQUITY/DEFICIT”) whereby the Holder received 9,000,000 shares of the Company’s common stock.

On October 22, 2013, the Company issued 1,142,857 shares of its common stock at $0.035 per share for cash proceeds of $40,000. The shares were issued to an accredited investor who also owns Grass Roots Research and Distribution, Inc. (“GRRD”), which is a paid consultant of the Company. GRRD provides the Company market research, assistance in drafting research reports related to the Company, and posting said research reports on GRRD’s website. This same individual purchased an additional 428,572 shares of the Company’s common for cash proceeds of $15,000 on November 6, 2013. Both stock purchases were part of the Company’s Subscription Agreement dated December 2011.

On October 25, 2013, the Company issued 7,000,000 shares of its common stock, in the aggregate, to 4 accredited individuals for cash proceeds of $245,000. These stock purchases were part of the Company’s Subscription Agreement dated December 2011 and were issued at $0.035 per share.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting our operating results, financial condition and liquidity and cash flows for the months ended September 30, 2013 and 2012. The discussion and analysis that follows should be read together with the condensed consolidated financial statements and the notes to the financial statements included elsewhere in this report. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in the section of our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on April 1, 2013, captioned “Risk Factors.”

Overview

General

GrowLife companies manufacture and supply branded equipment and expendables that promote and enhance the experience and the quality of indoor and outdoor urban gardening.  In addition to manufacturing and marketing proprietary GrowLife owned brands such as Stealth Grow and Phototron , GrowLife companies are active from coast to coast in the United States in specialty market retail from store locations and through our ownership of prominent on-line retailers Greners.com, 58Hydro.com and StealthGrow.com  GrowLife also controls the premier industry portal www.cannabis.org, which we believe will serve as another widely recognized and authoritative social channel for branded product promotion, sales and information as and to the extent the regulatory landscape changes.  To complement brand awareness and to drive product sales during 2013, GrowLife also launched company business units that are active in industry events, media and consulting services for the urban gardening industry.

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

Year-to-date 2013 revenue from net sales increased to $2,939,026 from the $776,125 recorded in the comparable period in 2012. For the quarter ended September 30, 2013, revenue was $1,313,399, an increase of $837,529, or 176%, over the $475,870 for the same period in 2012. We believe that our significant revenue growth is a result of (1) our strategic acquisitions, (2) product expansion, and (3) business alliances.

Expansion and growth remain driving themes for GrowLife in 2013. GrowLife is actively engaged in building and integrating its national sales channels both brick and mortar stores and on-line stores. Our GrowLife Hydroponics business unit currently includes store locations in California, Colorado, Massachusetts, Maine and New Hampshire. The store locations are expected to help the Company actively expand its retail sales operations and build upon its direct-to-customers sales business by expansion and promotion of products to a wider consumer market. While we expect to maintain a high ratio of success from our new initiatives, from time to time GrowLife will determine to discontinue some initiatives in favor of cost containment and intense focus by the Company on its more profitable business opportunities. As a result of technical uncertainties and costs, GrowLife has decided, for the present, to discontinue efforts to complete, and pursue market traction with, its SG Sensors initiative. GrowLife remains actively engaged in exploring strategic acquisitions that will enhance the profitable expansion of the Company in the United States.

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

CANNABIS.ORG is an information portal for the medical marijuana industry that is in development by GrowLife with the objective of establishing the premier informational portal for the industry worldwide that, in the event of regulatory change, can also be a major revenue driver for expansion of GrowLife brands and a platform for establishing additional partnering and revenue share relationships and direct revenue generation through a myriad of ad revenue opportunities.

Other:

GROWLIFE PRODUCTIONS is a wholly owned business unit dedicated to the promotion of GrowLife’s core brands through co-production and co-sponsorship of entertainment, lifestyle, music, and film events across the country. GrowLife Productions aims to foster a growing community around GrowLife brands.

Results of Operations

Three and Nine Months Ended September 30, 2013 Compared to September 30, 2012

Revenue and cost of revenue

For the three months ended September 30 2013, our revenue was $1,313,399, which represents an increase of $837,529 as compared to the $475,870 for the same three-month period in 2012. This increase was mainly due to the successful implementation of our acquisition program, which included the June 7, 2013 acquisition of RMH/EGC (see “NOTE 6 – PURCHASE – ROCKY MOUNTAIN HYDROPONICS and EVERGREEN GARDEN CENTER”).

For the nine months ended September 30 2013, our revenue was $2,939,026 as compared to $776,125 for the same period in fiscal year 2012. As previously stated, the increase in revenue is primarily due to the Company’s acquisition strategy, as the 2013 results include revenue from Urban Garden Supply and RMH/EGC. Fiscal year 2012 results do not contain any revenue from these two business units, as they were each acquired after September 30, 2012.

Cost of revenue for the three month periods ended September 30, 2013 and 2012 was $1,051,776 and $316,190, respectively. For the nine months ended September 30, 2013, cost of revenue totaled $2,249,442 while cost of revenue for the same nine-month period in 2012 totaled $516,286. As previously stated, the fiscal year 2013 results include cost of revenue from Urban Garden Supply and RMH/EGC. Fiscal year 2012 results do not contain any cost of revenue from these two business units, as they were each acquired after September 30, 2012.

Gross profit for the three-month periods ending September 30, 2013 and 2012 was $261,623 and $159,680, respectively. Year-to-date 2013 gross profit was $689,584 and the same period in 2012 recorded gross profit of 259,839.

Expenses

Total general and administrative expenses for the three months ended September 30, 2013 were $1,289,634, an increase of $755,458 from the $534,176 incurred during the same three-month period in 2012. Non-cash general and administrative expenses for the three months ended September 30, 2013 totaled $456,730, with $280,000 related to common stock issued for consulting services, $48,375 related to common stock issued to employees, $31,749 related to the amortization of intangible assets, $20,000 related to common stock issued as compensation to Board members, $20,274 related to common stock issued as payment for rent, $50,000 related to inventory impairment, and $6,332 of depreciation expense. General and administrative expenses for the three and nine month periods ended September 30, 2013 include expenses to support both RMH/EGC and Urban Garden Supply, which were acquired after September 30, 2012 and therefore have no general and administrative expenses in the three and nine month periods ending September 30, 2012.

For the nine-month periods ending September 30, 2013 and 2012, general and administrative expenses were $3,545,849 and $1,068,510, respectively. Included in the $3,545,849 of general and administrative expenses for the nine months ended September 30, 2013 was $1,584,270 of non-cash expenses that consisted of $882,367 related to common stock issued for consulting services, $273,208 related to common stock issued to employees and Board members, $250,000 related to warrant expense (see “NOTE 18 – STOCKHOLDERS’ EQUITY/DEFICIT”), $27,032 related to common stock issued as payment for rent, $50,000 related to inventory impairment, $87,747 related to the amortization of intangible assets, and $13,916 of depreciation expense. The general and administrative expenses for year-to-date 2013 include expenses to support both RMH/EGC and Urban Garden Supply, which have no corresponding expense in the same nine-month period in fiscal year 2012 because both entities were acquired after September 30, 2012.

The following is a brief analysis of select general and administrative expenses:

Consulting expenses totaled $380,667 during the three-month period ended September 30, 2013. This consisted primarily of $280,000 in non-cash expense paid to third-party firms by the issuance of 7,000,000 shares of the Company’s common stock. These firms were retained by the Company to assist in fundraising endeavors while also assisting in promoting the GrowLife name/brand. For the nine months ended September 30, 2013, consulting expenses totaled $875,316, of which $718,000 were for the previously mentioned third-party consulting firms, $17,000 were for consulting services relating to StealthGrow, and $88,499 was for consultants working for RMH/EGC.

Accounting, tax preparation, and audit fees during the three months ended September 30, 2013 were $63,950, which consisted of $32,190 to our independent outside auditors, $13,200 for tax preparation, and $18,560 to other third-party consultants. For the nine months ended September 30, 2013, accounting, tax preparation, and audit fees were $223,335, which consisted primarily of $83,906 to our independent outside auditors, $13,200 for tax preparation, and $101,893 to other third-party consultants. One of these third party consultants, whose contract with the Company was terminated as of June 30, 2013, was paid $30,000 in cash and $53,333 by the issuance of 5,333,334 shares of the Company’s common stock during the six months ended June 30, 2013.

Advertising expense during the three months ended September 30, 2013 was $66,378, with year-to-date 2013 advertising expense totaling $190,847. The Company recorded year-to-date 2013 advertising expense of $101,264 for Phototron, $56,387 for Greners, and $33,196 to promote the GrowLife name/brand and its retail stores.

Rents, repairs, and security totaled $261,851 during the nine months ended September 30, 2013. For the nine month period ending September 30, 2013, the Company incurred rents, repairs, and security totaling $142,060 in relation to Urban Garden Supply and RMH/EGC. There were no such expenses incurred during the same nine-month period in fiscal year 2012, as these entities had not been acquired as of September 30, 2012.

During the nine months ended September 30, 2013, the Company incurred expenses of $230,734 in relation to new business development. This consisted of $98,258 for the Company’s Cannabis.org website/joint venture, $92,976 in relation to GrowLife Productions, Inc., $15,000 in relation to the STVB joint venture, and $24,500 relating to other potential joint ventures. No such expenses were recorded in the same nine-month period of fiscal year 2012. Of the $230,734 expense recorded for new business development, $71,000 was non-cash and was paid by the issuance of 1,762,300 shares of the Company’s common stock.

The Company recorded investor relations/public relations expense of $403,473 during the nine months ending September 30, 2013. Of this, $301,700 was non-cash and was paid via the issuance of 7,620,000 shares of the Company’s common stock. For the three-month period ended September 30, 2013, investor relations/public relations expense was $304,547, of which $280,000 was non-cash as previously mentioned. As a publicly traded company, the Company frequently issues press releases and other promotional information, all of which comes at a cost to the Company. These press releases and other promotional materials are considered necessary by the Company as a way to keep the investment community apprised of both the Company’s operations and strategic vision.

Legal expenses totaled $56,411 during the nine months ended September 30, 2013 and $11,731 for the three months ended September 30, 2013. Being a publicly traded company requires filings with the Securities and Exchange Commission (“SEC”), which often requires the Company to retain independent outside legal counsel to review these, and other, critical filings and documents.

Website production relating to the Company’s Phototron business was $36,313 during the nine months ended September 30, 2013. The website is substantially all new in terms of graphics/design and has a significantly improved, and more efficient, online ordering system.

During the nine-month period ended September 30, 2013, the Company recorded $45,000 in compensation to members of its Board of Directors, all of which was non-cash and paid via the issuance of shares of the Company’s common stock.

During the nine-month period ended September 30, 2013, the Company recorded $250,000 in non-cash expense related to warrants issued (see “NOTE 18 – STOCKHOLDERS’ EQUITY/DEFICIT”). The Company also recorded $87,747 of amortization expense related to its intangible assets, of which $37,149 was recorded in the three-month period ended September 30, 2013.

During the three-month period ended September 30, 2013, the Company recorded a $50,000 non-cash general and administrative expense related to inventory impairment. This charge relates to slow-moving and/or obsolete inventory at the Company’s retail stores. The Company reviews its inventory on a periodic basis to identify products that are slow moving and/or obsolete, and if such products are identified, the Company records the appropriate inventory impairment charge at such time.

Other Expenses

         During the quarter ended September 30, 2013, the Company incurred net other expenses totaling $776,702 versus net other income of $403,195 during the same period in fiscal year 2012. Included in the $776,702 for the quarter ending September 30, 2013 was $750,000 of non-cash expense related to the extinguishment of debt relating to the exchange of the Company’s Revolving Promissory Note for the 7% Convertible Note (see “NOTE 16 – 7% CONVERTIBLE NOTE”) and $129,697 of interest expense. These expenses were partially offset by a $67,130 non-cash gain related to the fair value of the Company’s derivative liabilities and $35,865 of other income related to rent owed the Company by a subtenant at its Boulder, Colorado facility.

Other expenses for the nine months ending September 30, 2013 and 2012 were $1,748,377 and $41,036, respectively. The $1,748,377 for the nine-month period ended September 30, 2013 consisted of $752,750 in non-cash charges relating to the extinguishment of debt, $809,874 of non-cash interest expense related to the Company’s convertible notes payable, $102,623 of non-cash expense related to the change in the fair value of the Company’s derivative liabilities, and $119,128 of interest expense. These expenses were partially offset by $35,998 of other income related to rent owed the Company by a subtenant at its Boulder, Colorado facility.

Note that $1,665,247, or 95%, of the $1,748,377 of year-to-date 2013 “Other Expense” is non-cash, which means it does not have an adverse effect on the Company’s cash flows.

Loss

The net loss for the three month period ended September 30, 2013 was $1,804,713 with the same period in fiscal 2012 generating net income of $28,699. As noted above in “Other Expenses”, a significant portion of the Company’s net loss for year-to-date 2013 is related to non-cash expenses. The following is a brief summary of the non-cash expenses incurred by the Company year-to-date 2013:

YTD 2013
Net loss - GAAP basis	$(4,604,642)
Less non-cash expenses:
Non cash interest expense	809,874
Non cash warrant expense	250,000
Change in fair value of derivative	102,623
Amortization of intangible assets	87,747
Loss on extinguishment of debt	752,750
Depreciation of plant & equipment	13,916
Services rendered for common stock	1,214,295
Total non-cash expenses	3,231,205

Net loss excluding non-cash items - Non-GAAP basis	$(1,373,437)

Liquidity and Capital Resources

As of September 30, 2013, we had a working capital deficiency of $287,275 as compared to a working capital deficiency of $67,202 at December 31, 2012. The Company has relied, and will continue to rely, on funds generated through operations, through loans, and through the selling of shares of our common stock to fund our operations.

During the nine months ended September 30, 2013, the Company used $1,036,947 of cash to fund its operating activities as compared to $986,374 used to fund operations in the same period last year.

The Company used $5,500 of cash to make leasehold improvements on one of its stores during the nine months ended September 30, 2013 while using zero during the same nine-month period in fiscal 2012.

During the nine months ended September 30, 2013, the Company generated net proceeds of $1,747,929 through financing activities, with $1,130,000 from the issuance of short-term notes payable, $623,260 generated by the sale of 17,807,433 shares of its common stock at $0.035 per share, $156,000 generated through the issuance of a 10% convertible note, $26,177 from payable credit line, and $9,000 from the exercising of 470,237 shares of common stock via a stock option with an exercise price of $0.019 per share. The $1,944,437 of gross proceeds generated via financing activities during the nine-month period ended September 30, 2013 was partially offset by $196,508 in debt and interest payments made by the Company. During the same nine-month period in fiscal 2012, the Company generated net proceeds of $1,366,293 via $1,389,663 from the issuance of convertible notes, $413,680 from the issuance of convertible notes to a related party, and $5,000 from the issuance of common stock for cash. The $1,808,343 of gross proceeds generated during the nine months ended September 30, 2012 were partially offset by the $193,000 paid on notes payable and accrued interest, the $183,103 of member advances that were repaid, and the repayment of $65,947 of related party notes payable.

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

As of September 30, 2013, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2013, our disclosure controls and procedures were not effective due to the limited size of our staff and budget. The following weaknesses/areas of concern were uncovered by our evaluation:

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

Changes in Internal Control over Financial Reporting and Remediation of the Material Weaknesses

During the three-month period ended September 30, 2013, no changes to our internal control over financial reporting were identified that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

We are investing in efforts to improve the control environment and intend to commit resources to the continuous improvement of the design, implementation, documentation, testing, and monitoring of our internal controls. The Company is currently working to centralize its accounting functions in its northern California facility. The Company is also in the process of evaluating different Accounting and Point-of-Sale (POS) software systems, with one such accounting software system currently being tested by the Company.

Remediation Plans

Management, in coordination with the input, oversight and support of our Board of Directors, intends to strengthen our internal control over financial reporting and to address the material weaknesses described above. In addition to improving the effectiveness and compliance with key controls, our remediation efforts will involve ongoing business and accounting process improvements and the implementation of key system enhancements. The process and system enhancements will be generally designed to simplify and standardize business practices and to improve timeliness and access to associated accounting data through increased systems automation, appropriate limitations around IT access, as well as timely testing of controls throughout the fiscal year. While we expect some remedial actions to be essentially implemented by the end of fiscal 2013, some may not be in place for a sufficient period of time to help us certify that material weaknesses have been fully remediated as of the end of the three-month period ended September 30, 2013. We will continue to develop our remediation plans and implement additional measures during the remainder of fiscal 2013 and into fiscal 2014.

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

PART II
OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On July 18, 2013, the Company issued 3,000,000 shares of its common stock to a third-party consultant. These shares were issued on a non-cash basis and were compensation for services rendered. These shares were valued at $120,000 in the aggregate and $0.04 per share.

On July 18, 2013, the Company issued 2,000,000 shares of its common stock to a third-party consultant. These shares were issued on a non-cash basis and were compensation for services rendered. These shares were valued at $80,000 in the aggregate and $0.04 per share.

On August 15, 2013, the Company issued 27,297,747 shares of its common stock to a certain holder of the Company’s 6% Convertible Notes. The conversion price was $0.007 per share and resulted in a $172,293 reduction in the outstanding principal balance of the 6% Convertible Notes and payment in full for all accrued and unpaid interest.

On August 26, 2013, the Company issued 702,592 shares of its common stock to its landlord at 20301 Ventura Blvd, Woodland Hills, CA. These shares were payment in full for the Company’s monthly rent for September, October, and November 2013. These shares were valued at $20,274 in the aggregate and $0.0289 per share.

On August 30, 2013, the Company issued 2,000,000 shares of its common stock to a third-party consultant. These shares were issued on a non-cash basis and were compensation for services rendered. These shares were valued at $80,000 in the aggregate and $0.04 per share.

On September 5, 2013, the Company issued 25,510,204 shares of its common stock to a certain holder of the Company’s 7% Convertible Notes. The conversion price was $0.02156 per share and resulted in a $550,000 reduction in the outstanding principal balance of the 7% Convertible Notes.

On September 6, 2013, the Company issued 1,224,918 shares of its common stock to a former employee of the Company as payment in full of both principal and accrued interest related to $25,000 loaned to the Company in March 2013. These shares were issued at $0.021 per share.

On September 17, 2013, the Company issued 6,957,328 shares of its common stock to a certain holder of the Company’s 7% Convertible Notes. The conversion price was $0.02156 per share and resulted in a $150,000 reduction in the outstanding principal balance of the 7% Convertible Notes.

On September 20, 2013, the Company issued 519,200 shares of its common stock to an unrelated third party in exchange for product/inventory valued at $18,172 in the aggregate. The shares were issued at a price of $0.035 per share.

On September 30, 2013, the Company issued 537,500 shares of its common stock to certain employees. These shares were issued on a non-cash basis and were compensation for services rendered. These shares were valued at $48,375 in the aggregate and $0.09 per share.

On September 30, 2013, the Company issued 1,000,000 shares of its common stock to its two (2) independent members of the Company’s Board of Directors. These shares were issued on a non-cash basis and were compensation for services rendered during the April – June 2013 period. These shares were valued at $20,000 in the aggregate and $0.02 per share.

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

Item 6.	Exhibits

Exhibit Index

Exhibit Number	Description of Exhibit

10.1	Amendment to Revolving Promissory Note dated August 6, 2013, by and among GrowLife, Inc. and W-Net Fund I, L.P. Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2013.

10.2	Form of 7% Convertible Note. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2013.

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

101	XBRL Exhibit

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GROWLIFE, INC.

Date: November 14, 2013	By:	/s/ Sterling Scott
Sterling Scott
Chief Executive Officer

Date: November 14, 2013	By:	/s/ John Genesi
John Genesi
Chief Financial Officer