Form 10-K
period 2013-12-31
GROWLIFE, INC.
filed 2014-03-31
CIK 1161582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

[]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]    No []

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []	Non-accelerated filer []	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed fiscal quarter, was approximately $98,575,109.

As of March 31, 2014 there were 806,090,859 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

GrowLife, Inc.

Table of Contents to Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2013

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

On November 19, 2013, GrowLife, Inc. (the “Company”) entered into a Joint Venture Agreement (the “Agreement”) with CANX USA LLC (“CANX”), a Nevada limited liability company.  Under the terms of the Agreement, the Company and CANX will form Organic Growth International, LLC (“OGI”), a Nevada limited liability company, for the purpose of expanding the Company’s operations in its current retail hydroponic businesses and in other synergistic business verticals and facilitating additional funding for commercially financeable transactions of up to $40,000,000.  In connection with closing of the Agreement, CANX will provide funding in the amount of $1,300,000 for a GrowLife Infrastructure Funding Technology program transaction and will provide additional funding under a 7% Convertible Note instrument. The Company will initially own a non-dilutive forty five percent (45%) share of OGI and the Company may acquire a control share of OGI as provided in the Agreement.

In accordance with the Agreement, the Company and CANX entered into a Warrant Agreement whereby the Company delivered CANX 140,000,000 freely transferable, unrestricted warrants to purchase 140,000,000 shares of the Company's common stock, at a maximum strike price of $0.033 per share, par value $0.0001 share. As of the close of business November 19, 2013, shares of the Company’s common stock closed at $0.069 per share per Bloomberg.

Subject to the terms of the Agreement, the Company may issue an additional 100,000,000 freely transferable, unrestricted warrants to purchase 100,000,000 shares of the Company's common stock, par value $0.0001 per share, at a maximum strike price of $0.033 per share and twenty (20) blocks of warrants in the Company, with each block consisting of 10,000,000 freely transferable, unrestricted warrants to purchase 10,000,000 shares of the Company's common stock, at a maximum strike price of $0.033 per share, par value $0.0001.

In accordance with the Agreement, the Company also issued a 7% Note to CANX (the “Note”) in exchange for the principal amount of $1,000,000.  Per the terms of the Note, the maturity date is September 30, 2015, and the annual rate of interest is seven percent (7%), which increases to twenty-four percent (24%) per annum, or the maximum rate permitted under any applicable law, in the event of default. Subject to certain limitations, CANX can, at its sole discretion, convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock. The conversion price for the period of time from the date of the Note through and including September 30, 2014 is the lesser of (a) $0.025 per share and (b) seventy percent (70%) of the average of the three (3) lowest daily volume weighted average closing prices occurring during the twenty (20) consecutive trading days immediately preceding the applicable conversion date on which CANX elects to convert all or part of the Note, subject to adjustment as provided in the Note. The conversion price is $0.025 per share for the period of October 1, 2014 through the maturity date of September 30, 2015, subject to adjustment as provided in the Note. The Company is required to reserve, at all times, the full number of shares of common stock issuable upon conversion of all outstanding amounts under this Note. At any time after the 12-month period immediately following the date of the Note, the Company has the option to pre-pay the entire outstanding principal amount of the Note by paying to CANX an amount equal to one hundred and fifty percent (150%) of the principal and interest then outstanding.  The Company’s obligations under the Note will accelerate upon a bankruptcy event with respect to the Company or any subsidiary, any default in the Company’s payment obligations under the Note, the Company’s failure to issue shares of its common stock in connection with a conversion of any of the Note, the Company’s or any subsidiary’s breach of any provision of any agreement providing for indebtedness of the Company or such subsidiary in an amount exceeding $100,000, the common stock of the Company being suspended or delisted from trading on the Over the Counter Bulletin Board (the “Primary Market”) market and the OTCQB, the Company losing its status as “DTC Eligible” or the Company becoming late or delinquent in its filing requirements with the Securities and Exchange Commission. Upon any such acceleration of the Note, the Company shall be obligated to pay an amount equal to the greater of (i) one hundred and twenty percent (120%) of the outstanding principal of the Note (plus all accrued but unpaid interest) and (ii) the product of (a) the highest closing price for the Company’s common stock for the five (5) days on which the Primary Market is open for business immediately preceding such acceleration and (b) a fraction, the numerator of which is the outstanding principal of the Note, and the denominator of which is the applicable conversion price as of the date of determination.

    In accordance with the Agreement, the Company also entered into a Registration Rights Agreement with CANX whereby CANX has the right to demand that the Company prepare and file a Registration Statement on Form S-1 (or, if Form S-1 is not then available to the Company, on such form of registration statement as is then available to effect a registration for resale of securities) covering the resale of warrants issued pursuant to the Warrant Agreement.

BUSINESS

General

    We believe that 2013 was a year of transformation for our company, with renewed and expanded focus by GrowLife operating companies on providing legal products to the specialty urban gardening market in retail, in business to business transactions, and direct to consumers. As and to the extent the state and federal regulatory landscape changes, we will continue opportunistic expansion of our  business in regional and state-by-state markets of legal medical marijuana across the United States. The GrowLife family of companies now includes the online distribution hub Greners, the pioneering and expanding Stealth Grow product line, and retail stores that can service customers from coast to coast.

    GrowLife companies manufacture and supply branded equipment and expendables, with expendables being products such as nutrients and soils that are consumed as part of the cultivation process and therefore needing to be replenished on a continual basis, that promote and enhance the characteristics of quality and quantity of indoor and outdoor urban gardening. GrowLife also controls premier industry portal www.cannabis.org, which we believe will serve as another widely recognized and authoritative social channel for branded product promotion, sales, and information as and to the extent the regulatory landscape changes.

    With regard to the products sold at our retail hydroponics stores in our business to business relationships, and directly, the Company typically purchases its products from the actual manufacturer or a wholesale distributor and resells the products. Most of our vendors provide payment terms ranging from seven (7) days to thirty (30) days while some require payment at the time we purchase them. The Company also more directly manages supply chains in which GrowLife company branded products are produced, principally under the Stealth Grow brand, or under a co-brand shared by GrowLife, Stealth Grow, and the brands of our business to business partners. With regard to our Phototron units, the Company purchases the required materials and then assembles the actual working unit at our Gardena, CA facility, with the finished, and working, Phototron unit then being shipped directly to our customers.

    We have focused on the urban gardening industry in the United States and have targeted legal growers of medical marijuana and general gardening enthusiasts. The majority of the products that we sell are primarily used in the cultivation, in a legal and law abiding manner, of cannabis but can also be used to cultivate most any flowers and/or vegetables. GrowLife and its business units are organized, and aim to operate, in accordance with applicable state and federal laws. Accordingly, if and to the extent that state and federal laws permit the nationwide legal use of marijuana and/or medical marijuana, we expect to commercialize our products in that market.

    From time to time, the Company may make modest investments in public or even privately held companies in our industry segment in order to facilitate business opportunities of the Company.  The first such investment by the Company occurred in May 2013, when the Company made an investment in the amount of $1,160 in Vape Holdings, Inc. (“Vape”), a Nevada corporation.  Following a series of transactions that are detailed in “NOTE 9 – INVESTMENT IN A RELATED PARTY”, VAPE Holding, Inc. became a public company.  Through its investment, GrowLife received and still owns as of the time of this filing 200,428 shares in VAPE Holdings, Inc (OTCQB:  VAPE).

Sterling Scott, the Company’s Chief Executive Officer and Chairman of the Board, has a personal investment in Vape as well. As of the time of this filing, Mr. Scott holds 269,541 shares of Vape’s common stock. As a result of Mr. Scott’s ownership of Vape common stock, the Company has deemed Vape to be a related party and therefore has recorded its investment in Vape as an “Investment in a related party” on its balance sheet. It should also be noted that the current Chief Executive Officer of Vape is the former President of GrowLife, Inc.

Our revenue from net sales has steadily increased from $1,450,745 during the fiscal year ended December 31, 2012 to $4,858,976 in the fiscal year ended December 31, 2013. This represents an increase of $3,408,231, or 235%, on a year-to-year basis. Our fiscal year revenue is derived from our various brands as follow:

Revenue By Brand

	FY 2013	FY 2012
GrowLife Hydroponics, Inc. (1) (2)	$2,753,761	$118,522
Greners.com (3)	1,791,802	828,311
Phototron & SG Technologies Corp (4)	313,413	503,912
	$4,858,976	$1,450,745

(1) Includes Soja, Inc. (dba Urban Garden Supply), Rocky Mountain
Hydroponics, LLC, and Evergreen Garden Center, LLC.
(2) Rocky Mountain Hydroponics, LLC, and Evergreen Garden Center, LLC were acquired in June
2013 and Soja, Inc. was acquired in October 2012, with the above revenue results only representing the post-acquisition periods.
(3) Greners.com was acquired in July 2012, with FY 2012 revenue representing the post-acquisition period.
(4) SG Technologies Corp was acquired in April 2012 with FY 2012 revenue representing the post-acquisition period.

Our revenue from net sales in the fiscal quarters ended December 31, 2013 and 2012 were $1,912,311 and $674,620, respectively, which represents an increase of $1,237,691, or 183%.

Expansion and growth, our driving theme for GrowLife in 2013, remains our goal for 2014. GrowLife is actively engaged in improving and expanding its lineup of branded products through organic development, business alliances and acquisition.

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

Brands:

PHOTOTRON ® is a 25 year old USA manufacturer of plant growing systems complete with its own self-contained attractive cabinet with a full line of accessories including nutrients, media, timers and controls.

STEALTH GROW is a brand identifier for a range of different indoor gardening products, including Hi-Power LED lights for indoor growing.

Rocky Mountain Hydroponics & Organics® and 58HYDRO® are GrowLife company brands for retail stores, and an online store respectively.

Channels:

GRENERS.COM is a Sonoma County, California based online supplier of a full range of hydroponic equipment for shipment worldwide. Started as a family business, its core strengths lie in its extensive and continuously updated product offerings, its knowledgeable staff and their commitment to informative product reviews for customers, and next day shipping across the country. Greners joined the GrowLife family of companies in July 2012. With the added resources of GrowLife, Greners is set to expand its business in 2013 through volume growth in supply of end user customers, increased commitment to unique opportunities for wholesale distribution and retail sales of GrowLife company brands.

GROWLIFE HYDROPONICS owns and operates seven specialty hydroponics stores, with two in California, two in Colorado, one in Maine, one in Massachusetts, and one in New Hampshire. Our stores strive to provide realistic, hands on product demonstrations of core technology in a one stop shopping environment with well-informed full service sales and technical staff. Our core brands are first and foremost technology products that flourish where they can be demonstrated.

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

Other:

GROWLIFE PRODUCTIONS is a wholly owned business unit dedicated to promotion of GrowLife’s core brands through co-production and co-sponsorship of entertainment, lifestyle, music and film events across the country. GrowLife Productions aims to foster a growing community around GrowLife brands. Our GrowLife Productions business unit is no longer actively engaged in discussions or collaboration with Strategic Global Investments, Inc.

Competition

All of GrowLife’s brands and its retail and online distribution channels compete for customers and sales with many different companies and products that are competitive today and likely to be even more competitive in the future. Accordingly, it is essential that GrowLife and its companies continue to develop, improve, and refine brands and the value propositions that are offered to customers.

Competition in the retail hydroponics industry is significant, as competing stores continually open. With regard to competition in the California market, there are numerous retail hydroponics stores within a relatively short distance from the Company’s store in Woodland Hills, CA.

As for the Company’s SG Technologies subsidiary, which specializes in lighting equipment, there is also significant competition in this market, as more companies enter this market while at the same time introducing lower-cost products imported from countries such as China.

With regard to the Company’s Phototron subsidiary, which makes proprietary “grow chambers”, there are not very many companies that manufacture similar products. However, the competition, or challenges, faced by Phototron have more to do with the fact that its products serve a niche market consisting of individuals interested in growing only one plant at a time. This niche market is becoming more challenging due to the fact that an increasing number of consumers are no longer interested in a “one plant” solution.

The competition for the Company’s Greners.com subsidiary, which specializes in the online sale of hydroponics products, is also substantial as other, competing online hydroponics stores have entered the market.

With regard to our company’s size relative to its competition, that is difficult to gauge as most of our competition is privately held and does not publicly report their earnings. We do know of several competitors who own and operate more retail hydroponics stores than we currently do, but they are privately held and, therefore, we are unable to determine their size in terms of annual revenue.

We also face competition from other public companies that offer equipment and expendables. Moreover, as the negative stigma associated with some types of urban gardening such as cannabis plants diminishes, it is very possible that other better capitalized public and private companies may enter the market and may effectively challenge the value proposition offered by GrowLife companies. These competitors may be able to attract customers more easily because of their financial resources. Our larger competitors can also devote substantially more resources to business development and may adopt more aggressive pricing policies. We will compete on the strength of our multiple business opportunities, product offerings, and management.

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

Our other intellectual property is primarily in the form of trademarks and domain names. We also hold rights to more than 30 website addresses related to our business including websites that are actively used in our day-to-day business such as www.growlifeinc.com, www.stealthgrow.com, www.phototron.com, www.greners.com, www.cannabis.org, and www.urbangardensupplies.com.

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

Government Regulation

Currently, there are twenty states plus the District of Columbia that have laws and/or regulation that recognize in one form or another legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Fifteen other states are considering legislation to similar effect. As of the date of this writing, the policy and regulations of the Federal government and its agencies is that cannabis has no medical benefit and a range of activities including cultivation and use of cannabis for personal use is prohibited on the basis of federal law and may or may not be permitted on the basis of state law. Active enforcement of the current federal regulatory position on cannabis on a regional or national basis may directly and adversely affect the willingness of customers of GrowLife to invest in or buy products from GrowLife. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect revenues and profits of the GrowLife companies.

Employees

As of March 31, 2014, we had 45 employees. Since inception, we have never had a work stoppage, and our employees are not represented by a labor union. We consider our relationship with our employees to be positive.

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

Risks Related to Our Business

Federal regulation and enforcement may adversely affect the implementation of medical marijuana laws and regulations may negatively impact our revenues and profits. Currently, there are twenty states plus the District of Columbia that have laws and/or regulation that recognize in one form or another legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Many other states are considering legislation to similar effect. As of the date of this writing, the policy and regulations of the Federal government and its agencies is that cannabis has no medical benefit and a range of activities including cultivation and use of cannabis for personal use is prohibited on the basis of federal law and may or may not be permitted on the basis of state law. Active enforcement of the current federal regulatory position on cannabis on a regional or national basis may directly and adversely affect the willingness of customers of GrowLife to invest in or buy products from GrowLife that may be used in connection with cannabis. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect revenues and profits of the GrowLife companies.

We may be unable to continue as a going concern if we do not successfully raise additional capital. If we are unable to successfully raise the capital we need we may need to reduce the scope of our business to fully satisfy our future short-term liquidity requirements. If we cannot raise additional capital or reduce the scope of our business, we may be otherwise unable to achieve our goals or continue our operations. As discussed in Note 2 in the Notes to the Consolidated Financial Statements, we have incurred losses from operations in the prior two years and have a lack of liquidity. These factors raise substantial doubt about our ability to continue as a going concern. In addition, our auditors have included in their report on our audited consolidated financial statements at December 31, 2013 and 2012 an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. While we believe that we will be able to raise the capital we need to continue our operations, there can be no assurances that we will be successful in these efforts or will be able to resolve our liquidity issues or eliminate our operating losses.

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

We have a history of operating losses and there can be no assurance that we can again achieve or maintain profitability. We did not achieve an operating profit for the year ended December 31, 2013. We have a history of operating losses and may not again achieve or maintain profitability. We cannot guarantee that we will become profitable. Even if we again achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability and our failure to do so would adversely affect our business, including our ability to raise additional funds.

Our inability to effectively manage our growth could harm our business and materially and adversely affect our operating results and financial condition. Our strategy envisions growing our business. We plan to expand our product, sales, administrative and marketing organizations. Any growth in or expansion of our business is likely to continue to place a strain on our management and administrative resources, infrastructure and systems. As with other growing businesses, we expect that we will need to further refine and expand our business development capabilities, our systems and processes and our access to financing sources. We also will need to hire, train, supervise and manage new employees. These processes are time consuming and expensive, will increase management responsibilities and will divert management attention. We cannot assure you that we will be able to:

●	expand our products effectively or efficiently or in a timely manner;
●	allocate our human resources optimally;
●	meet our capital needs;
●	identify and hire qualified employees or retain valued employees; or
●	incorporate effectively the components of any business or product line that we may acquire in our effort to achieve growth.

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

Intellectual property litigation would be costly and could adversely impact our business operations. We may have to take legal action in the future to protect our technology or to assert our intellectual property rights against others. Any legal action could be costly and time consuming to us, and no assurances can be made that any action will be successful. The invalidation of any intellectual property rights that we may own, or an unsuccessful outcome in lawsuits to protect our technology, could have a material adverse affect on our business, financial position, or results of operations.

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

Our officers, directors and principal stockholders can exert significant influence over us and may make decisions that are not in the best interests of all stockholders. Our officers, directors and principal stockholders (greater than 5% stockholders) collectively beneficially own approximately 18.5% of our common stock. As a result of such ownership these stockholders will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of our company or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of our company. This, in turn, could have a negative affect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our principal executive offices are located at 20301 Ventura Blvd, Suite 126, Woodland Hills, CA 91364. In addition, we rent warehouse and office space at the locations listed below. The locations combined are approximately 33,000 square feet of office, retail, and warehouse space. The leases require minimum monthly payments of, in the aggregate, $35,507 and have remaining terms ranging from three months to 58 months. We believe our facilities are adequate to meet our current and near-term needs and that suitable additional spaces are available to accommodate any expansion needs.

		Monthly Rent	Square Footage	Remaining Term (Months)
Corporate office	20301 Ventura Blvd, Woodland Hills, CA	$6,758	3,218	3
Retail store	22516 Ventura Blvd, Woodland Hills, CA	$3,257	1,200	3
Retail store/Warehouse	3285 Santa Rosa Ave, Santa Rosa, CA	$3,000	4,600	22
Retail store	40800 Highway 6, Avon, CO	$2,606	2,502	58
Retail store	301 Forest Ave, Portland, ME	$4,917	4,000	28
Retail store	216 Newbury St, Unit A, Peabody, MA	$4,500	4,500	9
Retail store	13 Plaistow Road, Plaistow, NH	$2,105	2,105	21
Retail store	4880 Baseline Road, Building E, Suite 106, Boulder, CO	$4,051	3,241	36
Warehouse	717 E. Gardena Blvd., Gardena, CA	$4,313	7,670	5
		$35,507	33,036

ITEM 3. LEGAL PROCEEDINGS.

The Company discloses the following pending legal actions to which we are a party or of which our property is the subject that may have a material adverse affect on our business and operations:

On March 20, 2014, Wise Phoenix, LLC (“WP”) and AJOA Holdings, LLC (“AJOA”), collectively referred to as the “Sellers,” and R.X.N.B., Inc., a Nevada Corporation (“RXNB”) initiated a lawsuit against the Company and OGI, the Company’s Joint Venture, in Clark County, Nevada in its Business Court division in regards to a Sellers Interest Purchase Agreement (“RXNB Agreement”) with the Company and OGI.  The Sellers and RXNB claim that the Company must effect registration of Company shares issuable to Seller in connection with the RXNB Agreement since it had complied with the provisions set forth in the RXNB Agreement and delivered documents and instruments to the Company.  The Company contends that the Sellers and RXNB have not met the requirements established by the RXNB Agreement and therefore the Company is not obligated to register or issue the shares.

On March 24, 2014, Sellers, RXNB, OGI and the Company agreed to extend the closing date of the RXNB Agreement to April 4, 2014.  Additionally, Sellers and RXNB agreed to withdraw their lawsuit against the Company and OGI without prejudice.

The Company has from time to time been involved in disputes and proceedings arising in the ordinary course of business. In addition, as a public company, we are also potentially susceptible to litigation, such as claims asserting violations of securities laws. Any such claims, with or without merit, if not resolved, could be time-consuming and result in costly litigation. There can be no assurance that an adverse result in any future proceeding would not have a potentially material adverse affect on our business, results of operations or financial condition.

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

	High	Low
Year ended December 31, 2012
First Quarter	$0.140	$0.050
Second Quarter	$0.110	$0.025
Third Quarter	$0.054	$0.011
Fourth Quarter	$0.065	$0.010

Year ended December 31, 2013
First Quarter	$0.120	$0.035
Second Quarter	$0.061	$0.004
Third Quarter	$0.064	$0.030
Fourth Quarter	$0.158	$0.050

On March 28, 2014, the closing sales price of our common stock as reported on the OTCQB was $0.559 per share. As of March 28, 2014, there were approximately 110 record holders of our common stock.

Dividends

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

Sales of Unregistered Securities

During the twelve month period ended December 31, 2013, the Company issued 262,595,733 shares of its common stock related to the conversion of notes payable and convertible notes. The shares were valued at $3,041,000 and consisted of both principal and unpaid and accrued interest

During the twelve month period ended December 31, 2013, the Company issued 36,981,862 shares of its common stock for cash. The shares were sold at a price of $0.035 per share and generated proceeds to the Company in the amount of $1,294,365. These shares were sold as part of a private placement that was originally set at a maximum of 50,000,000 shares of the Company’s common stock but was subsequently increased to a maximum of 65,000,000 shares during fiscal year 2013. This private placement was closed as of December 31, 2013.

During the twelve month period ended December 31, 2013, the Company issued 44,150,110 shares of its common stock for services rendered and wages to its employees. These shares were valued at $1,428,636 and are detailed as follows:

Shares for Services
Wages paid to Company employees	$369,875
Consulting	551,333
Cannabis.org expenses	29,334
GrowLife Productions expenses	65,000
Public/Investor relations	321,700
Product/inventory acquired	18,172
Board Member compensation	73,222
$1,428,636

During the twelve month period ended December 31, 2013, the Company issued 1,254,249 shares of its common stock as payment for the Company’s June through November 2013 monthly rent for its office in Woodland Hills, California. These shares were valued at $40,548 by the Company.

During the twelve month period ended December 31, 2013, the Company issued 12,680,773 shares of its common stock in relation to the cashless exercise of stock options. These shares were valued at zero by the Company. Included in the 12,680,773 shares was the cashless exercise by Gemini Master Fund of the warrants issued to them in May 2013 (see “NOTE 23 – STOCKHOLDERS’ DEFICIT”).

During the twelve month period ended December 31, 2013, the Company issued 470,237 shares of its common stock in relation to the exercise of stock options by Eric Shevin, who joined the Company’s Board of Directors in April 2013. These shares generated proceeds to the Company in the amount of $9,000.

During the twelve month period ended December 31, 2013, the Company issued 7,857,141 shares of its common stock in relation to its purchase of RMH/EGC (see “NOTE 6 – PURCHASE – ROCKY MOUNTAIN HYDROPONICS and EVERGREEN GARDEN CENTER”). These shares were valued at $275,000 and were issued to the former owners of RMH/EGC.

Please see “Part II – OTHER INFORMATION” at the end of this filing for additional information.

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

ITEM 6. SELECTED FINANCIAL DATA.

FINANCIAL HIGHLIGHTS

	For the Three-Month Periods Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	Full Year 2013

Revenue	$760,709	$872,557	$1,313,399	$1,912,311	$4,858,976

Cost of goods sold	511,583	684,693	1,051,776	1,757,811	4,005,863

Gross profit	249,126	187,864	261,623	154,500	853,113

General and administrative	(556,993)	(630,710)	(902,813)	(1,072,491)	(3,163,007)
Share based compensation	(179,125)	(648,349)	(386,821)	(254,889)	(1,469,184)
Stock option expense	-	-	-	(148,633)	(148,633)
Warrant expense	-	(250,000)	-	(6,765,000)	(7,015,000)

Loss from operations	(486,992)	(1,341,195)	(1,028,011)	(8,086,513)	(10,942,711)

Other income (expense)
Impairment of goodwill	-	-	-	(279,515)	(279,515)
Impairment of intangible assets	-	-	-	(262,604)	(262,604)
Loss on extinguishment of debt	(2,750)	-	(750,000)	(208,000)	(960,750)
Change in fair value of derivative	(169,753)	-	67,130	(3,598,455)	(3,701,078)
Other income	-	-	35,865	6,404	42,269
Interest expense, net	(523,467)	(275,772)	(129,697)	(4,346,813)	(5,275,749)

Net loss	$(1,182,962)	$(1,616,967)	$(1,804,713)	$(16,775,496)	$(21,380,138)

Net loss per share (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.02)	$(0.04)

Weighted average shares outstanding (basic and diluted)	443,605,824	556,633,753	644,706,947	722,820,898	593,034,653

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion summarizes the significant factors affecting our operating results, financial condition and liquidity and cash flows for the periods ended December 31, 2013 and 2012. The discussion and analysis that follows should be read together with the consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this report. Management’s Discussion and Analysis of Financial Condition and Results Of Operations is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Consolidated Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in Section 1A above – “Risk Factors.”

Overview

GrowLife is a holding company with multiple operating businesses that manufacture and supply branded equipment and expendables in the USA for urban gardening, inclusive of equipment and expendables for gardening of medical marijuana. Wholly owned GrowLife companies include SG Technologies, Corp, Phototron, Greners, Soja, Inc. (dba Urban Garden Supply), GrowLife Hydroponics, Inc., and GrowLife Productions, Inc. In addition to promotion and sales of GrowLife owned brands, GrowLife companies distribute and sell over 3,000 products through its on-line distribution channels, Greners.com, our on-line superstore, and through our seven retail storefronts. GrowLife’s www.cannabis.org is expected to provide GrowLife with another widely recognized and authoritative channel for branded product promotion and sales. GrowLife and its business units are organized and directed to operate strictly in accordance with all applicable state and federal laws. The following organizational chart details our corporate structure:

GrowLife is actively engaged in improving and expanding its lineup of branded products through organic development, business alliances and acquisition. Consistent with this strategy, GrowLife is actively engaged in developing other business alliances and evaluating branded products for acquisition. GrowLife is also actively engaged in building upon its direct to customers sales business by expansion and promotion of Greners.com, StealthGrow.com, Phototron.com and other unique online channels of distribution. Finally, GrowLife is actively engaged in pursuing acquisitions that will allow its GrowLife Hydroponics retail sales division business to expand regionally in the United States.

Operating expenses consist primarily of payroll and related costs and corporate infrastructure costs. We expect that our operating expenses will increase as we hire additional staff and continue executing our business plan. We anticipate incurring approximately $350,000 in added annual costs related to operating as a public company, consisting of accounting and audit-related fees, legal fees, director and officer insurance premiums and filing and other miscellaneous fees.

Historically, we have funded our working capital needs primarily through the sale of our products, the issuance of short and long term promissory notes, and the sale of shares of our capital stock.

Results of Operations

The Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Revenue and cost of revenue

For the year ended December 31, 2013, our revenue was $4,858,976 compared to $1,450,745 in the same period last year, an increase of $3,408,231, or approximately 2.35 times fiscal year 2012 revenue. The increase is primarily due to (i) $2,101,399 of revenue related to the acquisition of Rocky Mountain Hydroponics, LLC and Evergreen Garden Center, LLC (see “NOTE 6 - PURCHASE – ROCKY MOUNTAIN HYDROPONICS and EVERGREEN GARDEN CENTER”) that was not present during fiscal year 2012, and (ii) the fact that both Greners and Urban Garden Supply (see “NOTE 4 – ASSET PURCHASE – GRENERS.COM and NOTE 5 – PURCHASE – URBAN GARDEN”) had a full twelve months of revenue included in fiscal year 2013 and only 5.5 and 2.5 months, respectively, during fiscal year 2012.

For the year ended December 31, 2013, our gross profit was $853,113, or 17.6% of revenue, compared to $411,974, or 28.4%, of revenue in the same period last year. The decrease in gross profit percentage reflects the increased competition experienced by our retail hydroponics stores.

General and administrative costs

Expenses

Total general and administrative expenses for the year ended December 31, 2013 were $3,163,007, an increase of $1,839,271 from the $1,323,736 incurred during the fiscal year 2012. A significant factor in the increase in general and administrative expenses on a year-to-year basis is the acquisition of four retail hydroponics stores through the Company’s acquisition of Rocky Mountain Hydroponics, LLC and Evergreen Garden Center, LLC (“RMH/EGC”) on June 7, 2013. As a direct result of this acquisition, fiscal year 2013 includes $778,501 of general and administrative expenses related to RMH/EGC while fiscal year 2012 has zero. In addition, fiscal year 2013 has a full twelve months of general and administrative expenses related to both Greners and Urban Garden Supply, while fiscal year 2012 has approximately 5.5 months of Greners and approximately 2.5 months of Urban Garden Supply general and administrative expenses.

During the year ended December 31, 2013, the Company recorded $1,469,184 of general and administrative expenses that were non-cash, as the Company paid these expenses via the issuance of shares of its common stock. In fiscal year 2012, the Company recorded similar non-cash general and administrative expenses totaling $332,750. These expenses consisted of wages, rents, and professional/consulting services.

In fiscal year 2013, the Company granted stock options to three (3) members of its executive management team (see “NOTE 23 – STOCKHOLDERS’ DEFICIT”) granting these individuals the option to purchase 34,000,000 shares of the Company’s common stock, in the aggregate. These stock option grants were recorded in accordance with Financial Accounting Standards Board (FASB) ASC Topic 718, “Compensation – Stock Compensation”. The Company measured, and recorded, the fair value of the option grant as of the date of grant and is amortizing the computed value of the option grant over the related vesting period. During the year ended December 31, 2013, the Company recorded $148,633 of non-cash expense related to these stock options. During the twelve-months ended December 31, 2012, the Company recorded $26,563 of expense related to stock options.

In fiscal year 2013, the Company also recorded $7,015,000 of non-cash warrant expense (see “NOTE 23 – STOCKHOLDERS’ DEFICIT”) related to the issuance of 170,000,000 warrants, of which 165,000,000 are still unexercised as of December 31, 2013. The outstanding warrants as of December 31, 2013 were valued at $6,765,000 in the aggregate as of the date of issuance and were fully expensed at the time of issuance because they vested immediately and were also exercisable immediately. In addition to the $6,765,000, the Company recorded $250,000 of non-cash warrant expense in relation to the warrants issued to Gemini Master Fund. The Company did not issue any warrants during fiscal year 2012 and therefore had no warrant expense.

The following is a brief analysis of select general and administrative expenses:

Consulting expenses totaled $699,133 during fiscal year 2013. This consisted primarily of $433,000 in non-cash expense paid to a third-party firm by the issuance of 5,700,000 shares of the Company’s common stock and a $100,000 cash payment to a consulting company where services were rendered by Marco Hegyi, shortly before he joined GrowLife as the Company’s President. These firms were retained by the Company to assist in fundraising endeavors, help promote the GrowLife name/brand, and to provide operational/business management expertise. During fiscal year 2012, the Company incurred consulting expenses totaling $135,602.

Accounting, tax preparation, and audit fees during fiscal year 2013 were $233,574, which consisted of $135,386 to our independent outside auditors, $14,539 for tax preparation, and $83,649 to other third-party consultants. One of these third party consultants, whose contract with the Company was terminated as of June 30, 2013, was paid $30,000 in cash and $53,333 by the issuance of 5,333,334 shares of the Company’s common stock during the six months ended June 30, 2013. During fiscal year 2012, the Company recorded $129,671 of accounting, tax preparation, and audit fees.

Advertising expense during the year ended December 31, 2013 was $220,514, while fiscal year 2012 advertising expense was $203,470. The Company recorded fiscal year 2013 advertising expense of $118,693 for Phototron, $65,411 for Greners, and $36,410 to promote the GrowLife name/brand and its retail stores.

Rents, repairs, and security totaled $378,714 during fiscal year 2013, an increase of $267,597 from the $111,117 incurred during fiscal year 2012. Rents, repairs, and security for RMH/EGC totaled $178,031 during fiscal year 2013 versus zero during fiscal year 2012. In addition, as previously mentioned, fiscal year 2013 includes twelve months of rents, repairs, and security expenses for both Greners and Urban Garden Supply while fiscal year 2012 includes approximately six months for Greners and approximately three months for Urban Garden Supply.

During the year ended December 31, 2013, the Company incurred expenses of $192,549 in relation to new business development. This consisted of $88,759 for the Company’s Cannabis.org website/joint venture, $27,976 in relation to GrowLife Productions, Inc., $15,000 in relation to the STVB joint venture, and $60,814 relating to other potential joint ventures. No such expenses were recorded during fiscal year 2012.

The Company recorded investor relations/public relations expense of $565,049 during the year ended December 31, 2013. Of this, $401,700 was non-cash and was paid via the issuance of 8,870,000 shares of the Company’s common stock. During the twelve months ended December 31, 2012, the Company recorded $106,867 of investor relations/public relations expense. As a publicly traded company, the Company frequently issues press releases and other promotional information, all of which comes at a cost to the Company. These press releases and other promotional materials are considered necessary by the Company as a way to keep the investment community apprised of both the Company’s operations and strategic vision.

Legal expenses totaled $92,319 during the year ended December 31, 2013 as compared to $136,817 during fiscal year 2012. Being a publicly traded company requires filings with the Securities and Exchange Commission (“SEC”), which often requires the Company to retain independent outside legal counsel to review these, and other, critical filings and documents.

The Company incurred $167,380 of expense related to video production and website maintenance/design during fiscal year 2013. Of the $167,380, the Company spent $108,548 in relation to the redesign of its Phototron website and television marketing campaign. The Phototron website is substantially all new in terms of graphics/design and has a significantly improved, and more efficient, online ordering system. The Company also incurred $24,392 of expense related to its Grener.com website and $34,440 related to the maintenance/improvement of its other websites. The Company incurred similar expenses in fiscal year 2012 totaling $67,319.

During the year ended December 31, 2013, the Company recorded a $62,882 non-cash general and administrative expense related to inventory impairment. This charge relates to slow-moving and/or obsolete inventory at the Company’s retail stores. The Company reviews its inventory on a periodic basis to identify products that are slow moving and/or obsolete, and if such products are identified, the Company records the appropriate inventory impairment charge at such time.

Other Expenses

During the year ended December 31, 2013, the Company incurred net other expenses totaling $10,437,427 versus net other expenses of $915,229 during the same period in fiscal year 2012. Included in the $10,437,427 for the year ending December 31, 2013 was $5,106,073 of non-cash expense related to the beneficial conversion features (BCF) of the Company’s various convertible notes payable, $3,701,078 of non-cash expense related to the change in fair value of the Company’s derivative liabilities, $960,750 of non-cash expense related to the extinguishment of debt, $279,515 of non-cash expense related to the impairment of goodwill, $262,604 of non-cash expense related to the impairment of intangible assets, and $169,676 (of which $161,587 was non-cash) of interest expense. These expenses were partially offset by the $42,269 of other income related to rent owed the Company by a subtenant at its Boulder, Colorado facility.

For the year ended December 31, 2012, the Company’s net other expenses were $915,229, which consisted of $634,128 of non-cash expense related to the impairment of goodwill, $428,467 of non-cash expense related to the extinguishment of debt, and $378,253 of interest expense. These expenses were partially offset by the $525,619 non-cash gain in the fair value of the Company’s derivative liabilities.

Note that $10,471,607, or 99%, of the $10,479,696 of fiscal year 2013 other expense (excludes the $42,269 of other income) is non-cash, which means it does not have an adverse affect on the Company’s cash flows.

Loss

The net loss for the year ended December 31, 2013 was $21,380,138 with the same period in fiscal 2012 generating a loss of $2,186,304. As noted above in “Other Expenses”, a significant portion of the Company’s net loss for fiscal year 2013 is related to non-cash expenses. The following is a brief summary of the non-cash expenses incurred by the Company during the year ended December 31, 2013:

Year Ended December 31, 2013
Net loss - GAAP basis	$(21,380,138)
Less non-cash expenses:
Non-cash interest expense	5,267,660
Non-cash warrant expense	7,015,000
Non-cash stock option expense	148,633
Change in fair value of derivative	3,701,078
Amortization of intangible assets	151,696
Gain (loss) on extinguishment of debt	960,750
Depreciation of plant & equipment	22,229
Impairment of goodwill	279,515
Impairment of intangible assets	262,604
Impairment of inventory	62,882
Services rendered for common stock	1,469,184
Total non-cash expenses	19,341,231

Net loss excluding non-cash items - Non-GAAP basis	$(2,038,907)

Liquidity and Capital Resources

As of December 31, 2013, we had a working capital deficiency of $7,244,940 compared to a working capital deficiency of $67,202 at December 31, 2012. We have relied on funds generated through operations, through loans and through selling shares of our common stock in a series of private placements.

During the year ended December 31, 2013, cash used in operations was $1,791,074 compared to cash used of $1,073,301 during the same period in the prior year. These expenses include wages, rents, cost of goods sold, professional fees for legal, accounting, and consultants, insurance, utilities, and sales and marketing.

During the year ended December 31, 2013, cash used in investing activities was $558,058, which consisted primarily of $550,000 for the purchase of Rocky Mountain Hydroponics, LLC and Evergreen Garden Center, LLC. Also included in the $558,058 was $5,500 used for improvements to our retail stores and $1,160 used for the Company’s investment in Vape Holdings, Inc. (see “NOTE 9 – INVESTMENT IN A RELATED PARTY”). During the year ended December 31, 2012, cash used in investing activities was $240,175, which was due primarily to the $250,000 for the purchase of Greners’ assets.

During the year ended December 31, 2013, cash provided by financing activities was $4,143,806. In fiscal year 2012, cash provided by financing activities was $1,325,641. The following is a summary of cash provided by financing activities:

	For the Year Ended December 31,
	2013	2012

Proceeds from the issuance of common stock	$1,294,365	$15,250
Proceeds from the issuance of 10% convertible note	156,000	-
Proceeds from the issuance of convertible notes	1,850,000	1,141,092
Proceeds from options exercised	9,000	-
Proceeds from notes payable	1,130,000	-
Proceeds from additional contributed capital	-	120,402
Payments on notes payable and accrued interest	(296,719)	(50,000)
Proceeds from related party	1,160	98,897
	$4,143,806	$1,325,641

During the year ended December 31, 2013, the Company issued 36,981,862 shares of its common stock for cash via its December 2011 Subscription Agreement. The shares were sold at a price of $0.035 per share and generated proceeds to the Company in the amount of $1,294,365. As of December 31, 2013, the Company had closed its Subscription Agreement.

During the year ended December 31, 2013, the Company issued 470,237 shares of its common stock in relation to the exercise of stock options by Eric Shevin, who joined the Company’s Board of Directors in April 2013. These shares generated proceeds to the Company in the amount of $9,000.

On January 8, 2013, the Company issued a 10% convertible note (the “10% Convertible Note) to Black Mountain Equities, Inc (“BME”). The rate of interest on the convertible note is 10%, and BME, at its sole discretion, can convert both the principal and accrued interest into shares of the Company’s common stock. The conversion price was the lesser of (a) $0.04 per share or (b) 70% of the average of the 3 lowest daily volume weighted average closing prices occurring during the 20 consecutive trading days immediately preceding the applicable conversion date on which BME elects to convert all or part of the note. During the three month period ended March 31, 2013, BME converted all of the principal and accrued interest into 6,270,413 shares of the Company’s common stock. As of December 31, 2013, this note and all related interest had been paid in full.

On March 14, 2013, an employee of the Company loaned us $25,000 via a note payable. Per the terms of the note, the principal accrues interest at the rate of 6% per year with a term of 90 days. The note does not require any principal and/or interest payments during the 90-day term, but the Company can make, at its sole discretion, principal and/or interest payments in any amount it chooses during the 90 day term. At the conclusion of the note’s 90-day term the Company is required to pay, in full, any and all unpaid principal and/or interest. On June 26, 2013, the Company signed a revised agreement with this related party that extends the term through September 30, 2013. All of the other terms and conditions remained unchanged from the original agreement. On September 6, 2013, the Company issued 1,224,918 shares of its common stock at a per share price of $0.021 as payment in full for the $25,000 principal and $723 of accrued and unpaid interest. As of September 30, 2013, this related party had voluntarily terminated his employment with the Company to pursue other business opportunities and the Company had satisfied this obligation in full as of December 31, 2013.

On May 1, 2013, the Company entered into a Securities Purchase Agreement with a certain “accredited investor” (“Investor”), for the sale and purchase of a $280,000 original issue discount secured 0% nonconvertible promissory note due October 31, 2013 (the “OID Note”). The OID Note is secured by obligations of the Company. The Company and each of its subsidiaries has granted and pledged to the OID Note Purchaser a continuing security interest in all personal property of the Company and its subsidiaries. Except for the original issue discount, the OID Note does not carry interest unless and until there is an Event of Default, in which case the outstanding balance would carry interest at 18% per annum. The Company can prepay the OID Note, in whole or in part, at any time without penalty. At closing, the Company received gross proceeds of $250,000 for such private placement, with the remaining $30,000 retained by the OID Note Purchaser as prepaid interest. The Company originally recorded the $30,000 as prepaid interest and subsequently expensed the entire $30,000 as interest expense during the year ended December 31, 2013. On October 11, 2013, the Holder of the $280,000 OID Note converted the entire $280,000 into 8,000,000 shares of the Company’s common stock at a per share conversion price of $0.035.

During the year ended December 31, 2013, the Company was advanced, in the aggregate, $850,000 on its revolving promissory note (see “NOTE 15 – REVOLVING PROMISSORY NOTE”). Per the terms of the Revolving Note, the Holder agrees to make advances to the Company from time to time during the 14 month Revolving Note term, at its sole discretion, in an aggregate principal amount at any one time outstanding which does not exceed $550,000 (the “Revolving Credit Commitment”). During the term of the Revolving Note, the Company may use the Revolving Credit Commitment by borrowing, prepaying any advances under the Revolving Note in whole or in part, and re-borrowing, all in accordance with the terms and conditions of the Revolving Note. As set forth in the terms of the Revolving Note, the term is for a period of fourteen months, with the expiration date being July 31, 2014. Interest accrues from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of 7% per annum (calculated on the basis of a 365 day year for the actual number of days elapsed), compounded annually. The Company was also obligated to pay the Holder a $5,000 transaction fee, which was deducted from the initial advance of funds and recorded as a general and administrative expense by the Company. On August 29, 2013, $750,000 was converted into a 7% Convertible Note (see “NOTE 19 – 7% CONVERTIBLE NOTE”), leaving an outstanding principal balance of $100,000. On October 16, 2013, the Company repaid this note in full, in cash, with the total payment equaling $100,518, of which $100,000 was principal and $518 was interest.

On October 11, 2013, the Company issued an additional $850,000 of 7% convertible notes to four Holders. Per the terms of these 7% Notes, the original principal balance is $850,000 and is not secured by any collateral or any assets pledged to the Holder. The maturity date is September 30, 2015, and the annual rate of interest is seven percent (7%), which increases to twenty-four percent (24%) per annum, or the maximum rate permitted under any applicable law, in the event of default.  Subject to certain limitations, the Holder can, at its sole discretion, convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock. The conversion price for the period of time from the date of this 7% Note through and including September 30, 2014 is the lesser of (a) $0.025 per share and (b) seventy percent (70%) of the average of the three (3) lowest daily volume weighted average closing prices occurring during the twenty (20) consecutive trading days immediately preceding the applicable conversion date on which the Holder elects to convert all or part of this 7% Note, subject to adjustment as provided in this 7% Note. The conversion price is $0.025 per share for the period of October 1, 2014 through the maturity date of September 30, 2015, subject to adjustment as provided in this 7% Note. At any time after the 12-month period immediately following the date of this 7% Note, the Company has the option to pre-pay the entire outstanding principal amount of this 7% Note by paying to the Holder an amount equal to one hundred and fifty percent (150%) of the principal and interest then outstanding.  The Company’s obligations under this 7% Note will accelerate upon a bankruptcy event with respect to the Company or any subsidiary, any default in the Company’s payment obligations under this 7% Note, the Company’s failure to issue shares of its common stock in connection with a conversion of this 7% Note, the Company’s or any subsidiary’s breach of any provision of any agreement providing for indebtedness of the Company or such subsidiary in an amount exceeding $100,000, the common stock of the Company being suspended or delisted from trading on the Over the Counter Bulletin Board (the “Primary Market”) market and the OTCQB, the Company losing its status as “DTC Eligible” or the Company becoming late or delinquent in its filing requirements with the Securities and Exchange Commission.  Upon any such acceleration of this 7% Note, the Company shall be obligated to pay an amount equal to the greater of (i) one hundred and twenty percent (120%) of the outstanding principal of this 7% Note (plus all accrued but unpaid interest) and (ii) the product of (a) the highest closing price for the Company’s common stock for the five (5) days on which the Primary Market is open for business immediately preceding such acceleration and (b) a fraction, the numerator of which is the outstanding principal of this 7% Note, and the denominator of which is the applicable conversion price as of the date of determination.

On December 20, 2013, the Company issued an additional $1,000,000 of 7% convertible notes to two Holders. Per the terms of these 7% Notes, the original principal balance is $1,000,000 and is not secured by any collateral or any assets pledged to the Holder. The maturity date is September 30, 2015, and the annual rate of interest is seven percent (7%), which increases to twenty-four percent (24%) per annum, or the maximum rate permitted under any applicable law, in the event of default.  Subject to certain limitations, the Holder can, at its sole discretion, convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock. The conversion price for the period of time from the date of this 7% Note through and including September 30, 2014 is the lesser of (a) $0.025 per share and (b) seventy percent (70%) of the average of the three (3) lowest daily volume weighted average closing prices occurring during the twenty (20) consecutive trading days immediately preceding the applicable conversion date on which the Holder elects to convert all or part of this 7% Note, subject to adjustment as provided in this 7% Note. The conversion price is $0.025 per share for the period of October 1, 2014 through the maturity date of September 30, 2015, subject to adjustment as provided in this 7% Note. At any time after the 12-month period immediately following the date of this 7% Note, the Company has the option to pre-pay the entire outstanding principal amount of this 7% Note by paying to the Holder an amount equal to one hundred and fifty percent (150%) of the principal and interest then outstanding.  The Company’s obligations under this 7% Note will accelerate upon a bankruptcy event with respect to the Company or any subsidiary, any default in the Company’s payment obligations under this 7% Note, the Company’s failure to issue shares of its common stock in connection with a conversion of this 7% Note, the Company’s or any subsidiary’s breach of any provision of any agreement providing for indebtedness of the Company or such subsidiary in an amount exceeding $100,000, the common stock of the Company being suspended or delisted from trading on the Over the Counter Bulletin Board (the “Primary Market”) market and the OTCQB, the Company losing its status as “DTC Eligible” or the Company becoming late or delinquent in its filing requirements with the Securities and Exchange Commission.  Upon any such acceleration of this 7% Note, the Company shall be obligated to pay an amount equal to the greater of (i) one hundred and twenty percent (120%) of the outstanding principal of this 7% Note (plus all accrued but unpaid interest) and (ii) the product of (a) the highest closing price for the Company’s common stock for the five (5) days on which the Primary Market is open for business immediately preceding such acceleration and (b) a fraction, the numerator of which is the outstanding principal of this 7% Note, and the denominator of which is the applicable conversion price as of the date of determination.

Unless our operations generate significant revenues and cash flows from operating activities, our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, other collaborative agreements and strategic alliances. Our management is actively engaged in seeking additional capital to fund our operations in the short to medium term. We have relied on funds generated from operations, issuance of debt, and on the sale of our common stock to fund operations. We believe the cash on hand and the forecasted cash flow from operations will be sufficient to continue operations through the first half of 2014.

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

Reverse Merger Accounting

On April 5, 2012, the Company completed its merger with SG Technologies Corp (“SGT”), which was accounted for as a reverse-merger and recapitalization in accordance with accounting principles generally accepted in the United States of America (“GAAP”). SGT was the acquirer for financial reporting purposes and the Company was the acquired company. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the Merger will be those of SGT and will be recorded at the historical cost basis of the Company. The consolidated financial statements after completion of the Merger include the assets and liabilities of the Company and SGT, historical operations of SGT and operations of the Company from the closing date of the Merger. Common stock and the corresponding capital amounts of the Company pre-merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the Merger. In conjunction with the Merger, SGT received no cash and assumed no liabilities from the Company. All members of the Company’s executive management are from SGT.

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

Revenue

Revenue is recognized on the sale of a product when the product is shipped, which is when the risk of loss transfers to our customers, and collection of the sale is reasonably assured. A product is not shipped without an order from the customer and the completion of credit acceptance procedures. The majority of our sales are cash or credit card; however, we occasionally extend terms to our customers. Accounts receivable are reviewed periodically for collectability. As of December 31, 2013 and 2012, we did not maintain a reserve for bad debt, which are minimal based upon our historical experience.

Sales Returns

We allow customers to return defective products when they meet certain established criteria as outlined in our sales terms and conditions. It is our practice to regularly review and revise, when deemed necessary, our estimates of sales returns, which are based primarily on actual historical return rates. We record estimated sales returns as reductions to sales and accounts receivable. Returned products which are recorded as inventory are valued based upon the amount we expect to realize upon its subsequent disposition. As of December 31, 2013 and 2012, there was no reserve for sales returns, which are minimal based upon our historical experience.

Derivative Financial Instruments

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of December 31, 2013, the Company had recorded a derivative liability in the amount of $9,324,000 (see “NOTE – 21 – DERIVATIVE LIABILITY”).

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

In July 2012, the FASB issued guidance on testing for indefinite-lived intangible assets for impairment. The new guidance provides an entity to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP are effective for fiscal years starting after September 15, 2012. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements and related disclosures.

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

We have audited the accompanying consolidated balance sheets of GrowLife, Inc. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GrowLife, Inc. and Subsidiaries as of December 31, 2013 and 2012 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has experienced recurring operating losses and negative cash flow since inception and has financed its working capital requirements through issuance of notes payable, common stock, and advances from related parties. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, California
March 31, 2014

GrowLife, Inc. and Subsidiaries (formerly Phototron Holdings, Inc.)
Consolidated Balance Sheets

	December 31, 2013	December 31, 2012

ASSETS
Current assets
Cash	$1,831,276	$36,602
Restricted cash	46,400	46,400
Accounts receivable, net	183,678	15,036
Inventory, net	1,253,721	357,976
Prepaid expenses	17,001	-
Other receivable	3,666	-
Deposits	46,173	15,990
Total current assets	3,381,915	472,004

Investment in a related party	1,122,397	-
Property and equipment, net	53,758	19,372
Intangibles	460,300	508,600
Goodwill	739,000	279,515

Total Assets	$5,757,370	$1,279,491

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$1,095,204	$293,020
Accrued expenses	175,603	19,368
Deferred revenue	30,888	33,638
Derivative liability	9,324,000	-
Related party note payable	1,160	-
Note payable & accrued interest	-	193,180
Total current liabilities	10,626,855	539,206

Long-term convertible notes payable	974,479	1,077,640

Total liabilities	11,601,334	1,616,846

Stockholders' Deficit
Preferred stock, $0.0001 par value, 3,000,000 shares
authorized; zero and 3,000,000 issued and outstanding, respectively	-	300
Common stock, $0.0001 par value, 1,000,000,000
shares authorized, 755,694,870 and 389,704,765
shares issued and outstanding, respectively	75,571	38,970
Additional paid-in-capital	17,359,932	2,643,941
Unrealized gain on investment in a related party	1,121,237	-
Accumulated deficit	(24,400,704)	(3,020,566)
Total stockholders' deficit	(5,843,964)	(337,355)

Total liabilities and stockholders' deficit	$5,757,370	$1,279,491

See accompanying notes to consolidated financial statements

The December 31, 2012 capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction. See Note 2.

GrowLife, Inc. and Subsidiaries (formerly Phototron Holdings, Inc.)
Consolidated Statement of Operations

	For the Years Ended
	December 31,
	2013	2012

Net revenue	$4,858,976	$1,450,745

Cost of goods sold	4,005,863	1,038,771

Gross profit	853,113	411,974

General and administrative	(3,163,007)	(1,323,736)
Shares issued for services rendered	(1,469,184)	(332,750)
Stock options expense	(148,633)	(26,563)
Warrant expense	(7,015,000)	-

Loss from operations	(10,942,711)	(1,271,075)

Other income (expense)
Impairment of goodwill	(279,515)	(634,128)
Impairment of intangible assets	(262,604)	-
Loss on extinguishment of debt	(960,750)	(428,467)
Change in fair value of derivative	(3,701,078)	525,619
Other income	42,269	-
Interest expense, net	(5,275,749)	(378,253)

Net loss	$(21,380,138)	$(2,186,304)

Net loss per share - (basic and diluted)	$(0.04)	$(0.01)

Weighted average shares outstanding (2) - (basic and diluted)	593,034,653	245,420,970

See accompanying notes to consolidated financial statements

The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares. See Note 2.

GrowLife, Inc. and Subsidiaries (formerly Phototron Holdings, Inc.)
Consolidated Statements of Stockholders’ Deficit
For the Years Ended December 31, 2013 and 2012

					Unrealized
					Gain on Investment	Additional
	Preferred Stock		Common Stock		in Related	Paid In	Accumulated
	Shares	Amount	Shares	Amount	Party	Capital	Deficit	Total
Balance as of December 31, 2011	3,000,000	$300	157,000,000	$15,700	$-	$(16,000)	$(379,262)	$(379,262)

Shares issued to acquire Phototron	-	-	152,343,383	15,234	-	284,766	-	300,000

Capital contributions	-	-	-	-	-	120,402	-	120,402

Imputed interest on non-interest bearing note payable	-	-	-	-	-	2,500	-	2,500

Shares of common stock retired	-	-	(1,884,796)	(188)	-	188	-	-

Fair value of option vested	-	-	-	-	-	26,563	-	26,563

435,715 shares purchased @ $0.035 per share	-	-	435,715	44	-	15,206	-	15,250

Shares issued for services rendered	-	-	23,608,333	2,361	-	330,389	-	332,750

Stock dividends	-	-	9,100,000	910	-	454,090	(455,000)	-

Shares issued to acquire Urban Garden	-	-	3,906,252	391	-	155,859	-	156,250

Shares issued for cashless exercise of options	-	-	4,053,012	405	-	(405)	-	-

Conversion of notes	-	-	41,142,857	4,113	-	283,887	-	288,000

To record beneficial conversion feature of new debt	-	-	-	-	-	986,496	-	986,496

Net loss	-	-	-	-	-	-	(2,186,304)	(2,186,304)

Balance as of December 31, 2012	3,000,000	$300	389,704,765	$38,970	$-	$2,643,941	$(3,020,566)	$(337,355)

Cancellation of all 3,000,000 shares of Preferred Stock	(3,000,000)	(300)	-	-	-	300	-	-

Options exercised for cash	-	-	470,237	47	-	8,953	-	9,000

Cashless exercise of options	-	-	3,680,773	368	-	(368)	-	-

Cashless exercise of Gemini Master Fund Warrants	-	-	9,000,000	900	-	(900)	-	-

Value of beneficial conversion feature of 6% Convertible Notes converted into common stock	-	-	-	-	-	328,498	-	328,498

Value of beneficial conversion feature of 7% Convertible Notes converted into common stock	-	-	-	-	-	676,900	-	676,900

Value of beneficial conversion feature related to the exchange of $750,000 Revolving Promissory Note for $750,000 7% Convertible Note	-	-	-	-	-	109,926	-	109,926

Value of beneficial conversion feature related to the cashless exercise of the 5,000,000 Gemini Master Fund warrants	-	-	-	-	-	312,500	-	312,500

Value of beneficial conversion feature related to the conversion of the $280,000 Gemini Master Fund note payable into 8,000,000 shares of common stock	-	-	-	-	-	208,000	-	208,000

Value of beneficial conversion feature related to the issuance of 12% Convertible Notes related to RMH/EGC acquisition	-	-	-	-	-	114,286	-	114,286

Shares issued related to the conversion of principal and interest related to the Company's convertible notes payable	-	-	262,595,733	26,261	-	3,014,739	-	3,041,000

Shares issued related to the acquisition of Rocky Mountain Hydroponics, LLC and Evergreen Garden Center, LLC	-	-	7,857,141	786	-	274,214	-	275,000

Shares issued in relation to the sale of common stock per the Company's Subscription Agreement	-	-	36,981,862	3,698	-	1,290,667	-	1,294,365

Shares issued for services rendered and rent	-	-	45,404,359	4,541	-	1,464,643	-	1,469,184

Value of warrants expensed (issued to CANX and Hegyi, LLC)	-	-	-	-	-	6,765,000	-	6,765,000

Value of stock options expensed	-	-	-	-	-	148,633	-	148,633

Unrealized gain on investment in related party	-	-	-	-	1,121,237	-	-	1,121,237

Net loss for the twelve months ended December 31, 2013	-	-	-	-	-	-	(21,380,138)	(21,380,138)

Balance as of December 31, 2013	-	$-	755,694,870	$75,571	$1,121,237	$17,359,932	$(24,400,704)	$(5,843,964)

See accompanying notes to consolidated financial statements

The December 31, 2012 capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction. See Note 2.

GrowLife, Inc. and Subsidiaries (formerly Phototron Holdings, Inc.)
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2013	2012
Operating Activities
Net loss	$(21,380,138)	$(2,186,304)
Adjustments to reconcile net loss to net cash used by
operating activities
Depreciation and amortization	22,229	8,528
Reserve for inventories	62,882	27,843
Amortization of debt discount	5,106,072	97,172
Stock options expense	148,633	26,563
Common stock issued for services rendered	1,469,184	332,750
Loss on extinguishment of debt	960,750	428,467
Change in fair value of derivative liability	3,701,078	(525,619)
Fair value of warrants issued	7,015,000	-
Amortization of intangible assets	151,696	-
Accrued interest on convertible notes payable	161,587	-
Impairment of goodwill	279,515	634,128
Impairment of intangible assets	262,604	-
Imputed interest on related party notes payable	-	2,500
Changes in operating assets and liabilities
Changes in restricted cash	-	(46,400)
Accounts receivable	(127,129)	(556)
Inventory	(210,383)	(28,031)
Prepaid expenses	18,071	15,004
Other receivable	(3,666)	-
Deposits	2,883	145
Other assets	-	(3,600)
Accounts payable	468,517	170,412
Accrued expenses	102,291	(59,941)
Deferred revenue	(2,750)	33,638

Net cash used in operating activities	(1,791,074)	(1,073,301)

Investing Activities
Cash paid to acquire shares in Vape Holdings, Inc.	(1,160)	-
Cash paid to acquire Rocky Mountain Hydroponics	(550,000)	-
Cash paid to acquire Greners.com, Inc.	-	(250,000)
Cash acquired upon acquisition of Rocky Mountain Hydroponics	(1,398)	-
Cash acquired upon acquisition of Phototron Holdings, Inc.	-	9,825
Cash paid for store improvements	(5,500)	-

Net cash used by investing activities	(558,058)	(240,175)

Financing Activities
Proceeds from the issuance of common stock	1,294,365	15,250
Proceeds from the issuance of 10% convertible note	156,000	-
Proceeds from the issuance of convertible notes	1,850,000	1,141,092
Proceeds from options exercised	9,000	-
Proceeds from notes payable	1,130,000	-
Proceeds from additional contributed capital	-	120,402
Payments on notes payable and accrued interest	(296,719)	(50,000)
Advances from related party	1,160	98,897

Net cash provided by financing activities	4,143,806	1,325,641

Net increase in cash	1,794,674	12,165

Cash beginning of period	36,602	24,437

Cash end of period	$1,831,276	$36,602

Supplemental disclosure of cash flow information
Cash paid for interest	$4,865	$-

Cash paid for income taxes	$-	$-

NON-CASH TRANSACTIONS
Fair value of 170,000,000 warrants	$7,015,000	$-
Common stock issued to acquire Rocky Mountain
Hydroponics/Evergreen Garden Center	$275,000	$-
12% Senior Secured Convertible Notes issued to acquire Rocky
Mountain Hydroponics/Evergreen Garden Center	$800,000	$-
6% Senior secured convertible notes converted into
common stock, principal and interest	$1,427,809	$-
7% Senior secured convertible notes converted into
common stock, principal and interest	$761,349	$-
12% Senior secured convertible notes converted into
common stock, principal and interest	$415,842	$-
Notes payable for Greners.com acquisition converted into
common stock, principal and interest	$156,000	$-
Common stock issued for cashless exercise of options	$1,268	$405
Notes and other liabilities converted into 6% convertible notes	$-	$670,129
OID Note converted into common stock	$280,000	$-
Debt and interest converted to common stock	$-	$288,000
Debt discount in connection with issuance of convertible debt	$-	$986,496
Common stock dividends	$-	$455,000
Common stock retired	$-	$188
Common stock issued in acquisition of Soja, Inc. (dba Urban Garden Supply)	$-	$156,250
Note issued in acquisition of Greners.com	$-	$200,000

See accompanying notes to consolidated financial statements

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

GrowLife is actively engaged in improving and expanding its line of branded products through organic development, business alliances and acquisition. Consistent with this strategy, GrowLife is actively engaged in developing other business alliances and evaluating branded products for acquisition. GrowLife is also actively engaged in building upon its direct to customers sales business by expansion and promotion of Greners.com, StealthGrow.com, Phototron.com and other unique online channels of distribution. Finally, GrowLife is actively engaged in pursuing acquisitions that will allow its GrowLife Hydroponics retail sales division business to expand regionally in the United States.

On February 14, 2011, GrowLife, Inc. (formerly Phototron Holdings, Inc.) (“GrowLife”, the “Company”, “we,” “us,” “our”, “our company”) entered into an Agreement and Plan of Merger (“PHI Merger Agreement”) with PHI Merger Corporation, a California corporation and our wholly-owned subsidiary (“PHI MergerCo”), and Phototron, Inc., a California corporation (“Phototron”).  The closing (the “PHI Closing”) of the transactions contemplated by the PHI Merger Agreement (the “PHI Merger”) occurred on March 9, 2011. At the PHI Closing, (a) PHI MergerCo was merged with and into Phototron; (b) Phototron became our wholly-owned subsidiary; (c) all of Phototron’s shares and options outstanding prior to the PHI Merger were exchanged (or assumed, in the case of options) for comparable securities of our company; and (d) 95% of our fully-diluted shares were owned by Phototron’s former shareholders and option holders. At the PHI Closing, we issued a total of 130,621,421 shares of our common stock to Phototron’s former shareholders, in exchange for the 1,666,666 shares of Phototron’s common stock outstanding prior to the PHI Merger. Upon the effectiveness of the PHI Merger, 8,662,262 shares of our common stock were retained by our existing stockholders. In connection with the PHI Merger, we changed our name from Catalyst Lighting Group, Inc. to Phototron Holdings, Inc., on March 9, 2011.

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

On June 7, 2013, GH completed the purchase of Rocky Mountain Hydroponics, LLC., a Colorado limited liability company (“RMC”), and Evergreen Garden Center, LLC, a Maine limited liability company (“EGC”). The effective date of the RMH/EGC Agreement was June 7, 2013. The RMH/EGC Agreement included all of the assets and liabilities of the RMH Companies, and their 4 retail hydroponics stores, which are located in Vail and Boulder, Colorado, Peabody, Massachusetts, and Portland, Maine. Per the terms of the RMH/EGC Agreement, GrowLife, Inc. paid the former owners of the RMH Companies $550,000 in cash, $800,000 in 12% Secured Convertible Notes, and $275,000 (7,857,141 shares at $0.035/share) in shares of GrowLife, Inc.’s common stock.

On November 19, 2013, GrowLife, Inc. (the “Company”) entered into a Joint Venture Agreement (the “Agreement”) with CANX USA LLC (“CANX”), a Nevada limited liability company.  Under the terms of the Agreement, the Company and CANX will form Organic Growth International, LLC (“OGI”), a Nevada limited liability company, for the purpose of expanding the Company’s operations in its current retail hydroponic businesses and in other synergistic business verticals and facilitating additional funding for commercially financeable transactions of up to $40,000,000.  In connection with closing of the Agreement, CANX will provide funding under in the amount of $1,300,000 for a GrowLife Infrastructure Funding Technology program transaction and will provide additional funding under a 7% Convertible Note instrument. The Company will initially own a non-dilutive forty five percent (45%) share of OGI and the Company may acquire a controlling share of OGI as provided in the Agreement.

In accordance with the Agreement, the Company and CANX entered into a Warrant Agreement whereby the Company delivered CANX 140,000,000 freely transferable, unrestricted warrants to purchase 140,000,000 shares of the Company common stock, at a maximum strike price of $0.033 per share, par value $0.0001 share.

Subject to the terms of the Agreement, the Company may issue an additional 100,000,000 freely transferable, unrestricted warrants to purchase 100,000,000 shares of the Company common stock, par value $0.0001 per share, at a maximum strike price of $0.033 per share and twenty (20) blocks of warrants in the Company, with each block consisting of 10,000,000 freely transferable, unrestricted warrants to purchase 10,000,000 shares of the Company common stock, at a maximum strike price of $0.033 per share, par value $0.0001.

In accordance with the Agreement, the Company also issued a 7% Note to CANX (the “Note”) in exchange for the principal amount of $1,000,000. Per the terms of the Note, the maturity date is September 30, 2015, and the annual rate of interest is seven percent (7%), which increases to twenty-four percent (24%) per annum, or the maximum rate permitted under any applicable law, in the event of default. Subject to certain limitations, CANX can, at its sole discretion, convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock. The conversion price for the period of time from the date of the Note through and including September 30, 2014 is the lesser of (a) $0.025 per share and (b) seventy percent (70%) of the average of the three (3) lowest daily volume weighted average price occurring during the twenty (20) consecutive trading days immediately preceding the applicable conversion date on which CANX elects to convert all or part of the Note, subject to adjustment as provided in the Note. The conversion price is $0.025 per share for the period of October 1, 2014 through the maturity date of September 30, 2015, subject to adjustment as provided in the Note. The Company is required to reserve, at all times, the full number of shares of common stock issuable upon conversion of all outstanding amounts under this Note. At any time after the 12-month period immediately following the date of the Note, the Company has the option to pre-pay the entire outstanding principal amount of the Note by paying to CANX an amount equal to one hundred and fifty percent (150%) of the principal and interest then outstanding.  The Company’s obligations under the Note will accelerate upon a bankruptcy event with respect to the Company or any subsidiary, any default in the Company’s payment obligations under the Note, the Company’s failure to issue shares of its common stock in connection with a conversion of any of the Note, the Company’s or any subsidiary’s breach of any provision of any agreement providing for indebtedness of the Company or such subsidiary in an amount exceeding $100,000, the common stock of the Company being suspended or delisted from trading on the Over the Counter Bulletin Board (the “Primary Market”) market and the OTCQB, the Company losing its status as “DTC Eligible” or the Company becoming late or delinquent in its filing requirements with the Securities and Exchange Commission. Upon any such acceleration of the Note, the Company shall be obligated to pay an amount equal to the greater of (i) one hundred and twenty percent (120%) of the outstanding principal of the Note (plus all accrued but unpaid interest) and (ii) the product of (a) the highest closing price for the Company’s common stock for the five (5) days on which the Primary Market is open for business immediately preceding such acceleration and (b) a fraction, the numerator of which is the outstanding principal of the Note, and the denominator of which is the applicable conversion price as of the date of determination.

In accordance with the Agreement, the Company also entered into a Registration Rights Agreement with CANX whereby CANX has the right to demand that the Company prepare and file a Registration Statement on Form S-1 (or, if Form S-1 is not then available to the Company, on such form of registration statement as is then available to effect a registration for resale of securities) covering the resale of warrants issued pursuant to the Warrant Agreement.

From time to time, the Company may make modest investments in public or even privately held companies in our industry segment in order to facilitate business opportunities of the Company.  The first such investment by the Company occurred in May 2013, when the Company made an investment in the amount of $1,160 in Vape Holdings, Inc. (“Vape”), a Nevada corporation.  Following a series of transactions that are detailed in the “NOTE 9 – INVESTMENT IN A RELATED PARTY”, VAPE Holding, Inc. became a public company.  Through its investment, GrowLife received and still owns as of the time of this filing 200,428 shares in VAPE Holdings, Inc (OTCQB:  VAPE).

Sterling Scott, the Company’s Chief Executive Officer and Chairman of the Board, has a personal investment in Vape as well. As of the time of this filing, Mr. Scott holds 269,541 shares of Vape’s common stock. As a result of Mr. Scott’s ownership of Vape common stock, the Company has deemed Vape to be a related party and therefore has recorded its investment in Vape as an “Investment in a related party” on its balance sheet. It should also be noted that the current Chief Executive Officer of Vape is the former President of GrowLife, Inc.

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

Going Concern

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. However, as of December 31, 2013, we have sustained recurring losses totaling $24,400,704 and have a stockholders’ deficit of $5,843,964. These conditions, among others, give rise to substantial doubt about our ability to continue as a going concern. Management is continuing to seek additional equity capital to fund the acquisition or to purchase an ongoing business. Until such time, we anticipate our working capital needs will be funded through notes from our major stockholders. Management believes these steps will provide us with adequate funds to sustain our continued existence. There is, however, no assurance that the steps taken by management will meet all of our needs or that we will continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Reverse Merger Accounting

On April 5, 2012, the Company completed its merger with SG Technologies Corp (“SGT”), which was accounted for as a reverse-merger and recapitalization in accordance with accounting principles generally accepted in the United States of America (“GAAP”). SGT was the acquirer for financial reporting purposes and the Company was the acquired company. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the Merger will be those of SGT and will be recorded at the historical cost basis of the Company. The consolidated financial statements after completion of the Merger include the assets and liabilities of the Company and SGT, historical operations of SGT and operations of the Company from the closing date of the Merger. Common stock and the corresponding capital amounts of the Company pre-merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the Merger. In conjunction with the Merger, SGT received no cash and assumed no liabilities from the Company. All members of the Company’s executive management are from SGT.

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

Revenue

Revenue is recognized on the sale of a product when the product is shipped, which is when the risk of loss transfers to our customers, and collection of the sale is reasonably assured. A product is not shipped without an order from the customer and the completion of credit acceptance procedures. The majority of our sales are cash or credit card; however, we occasionally extend terms to our customers. Accounts receivable are reviewed periodically for collectability. Balances outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable. As of December 31, 2013 and 2012, we did not maintain a reserve for bad debts, which are minimal based upon our historical experience.

Sales Returns

We allow customers to return defective products when they meet certain established criteria as outlined in our sales terms and conditions. It is our practice to regularly review and revise, when deemed necessary, our estimates of sales returns, which are based primarily on actual historical return rates. We record estimated sales returns as reductions to sales, and accounts receivable. Returned products which are recorded as inventory are valued based upon the amount we expect to realize upon its subsequent disposition. As of December 31, 2013 and 2012, there was no reserve for sales returns, which are minimal based upon our historical experience.

Warranty Costs

Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based, in part, on historical experience. During the year ended December 31, 2012, we negotiated a $46,000 credit with one of our vendors for future expected warranty repairs to defective units. This amount was used, in full, during the twelve month period ended December 31, 2013. As a result, there was no reserve for future warranty costs at December 31, 2013.

Shipping and Handling Fees and Cost

For the years ended December 31, 2013 and 2012, shipping and handling fees billed to customers of $242,779 and $124,337, respectively, were included in revenues.

For the years ended December 31, 2013 and 2012, shipping and handling costs of $243,448 and $156,503, respectively, were included in cost of goods sold.

Advertising Costs

Advertising costs are expensed as incurred and are included in general and administrative expenses in the amount of $220,514 and $203,470, for the years ended December 31, 2013 and 2012, respectively.

Cash and Cash Equivalents

We consider cash equivalents with original maturities of 90 days or less to be cash equivalents. As of December 31, 2013 and 2012, we have no cash equivalents.

Restricted Cash

As of December 31, 2013 and 2012, we had $46,400 of restricted cash on deposit as collateral to our retail merchandise sales provider.

Concentrations of Credit Risk

During the year ended December 31, 2013, approximately 80% of the Company’s purchases included in cost of sales were from seven suppliers, with two of those seven accounting for approximately 63% of the Company’s purchases included in cost of sales. As of December 31, 2013, the Company owed these seven suppliers $471,244. During fiscal year 2012, approximately 86% of the Company’s purchases included in cost of sales were from one supplier. This one vendor was owed $34,389 as of December 31, 2012.

Inventory

Inventory is recorded on a first in first out basis. Inventory consists of purchased finished goods and components held for resale. Inventory is valued at the lower of cost or market. The reserve for inventory was $90,725 as of December 31, 2013 and $27,843 as of December 31, 2012.

Property and Equipment

Property and equipment are stated at cost. Assets acquired and held under capital leases are initially recorded at the lower of the present value of the minimum lease payments discounted at the implicit interest rate (35% for assets currently held under capital lease) or the fair value of the asset. Major improvements and betterments are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over an estimated useful life of five years. Assets acquired under capital lease are depreciated over the lesser of the useful life or the lease term. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated statements of operations.

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

During the fiscal year ended December 31, 2013, the Company recorded impairment charges related to goodwill totaling $279,515 while also recording impairment charges related to other intangible assets in the amount of $262,604. During fiscal year 2012, we recorded $634,128 of impairment charges related to goodwill and no impairment charges related to other intangible assets.

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

As a result of the implementation of certain provisions of ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined, ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We adopted the provisions of ASC 740 as of January 1, 2007, and have analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the U.S. Federal and California, Colorado, and Maine as our "major" tax jurisdictions.

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

The carrying value of cash, accounts receivable, investment in a related party, accounts payables, and notes payable approximates their fair values due to their short-term maturities.

Derivative financial instruments

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of December 31, 2013, the Company had derivative financial instruments as detailed in “NOTE 21 – DERIVATIVE LIABILITY”.

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

As of December 31, 2013, there were potentially 366,477,564 shares of common stock issuable upon the exercise of warrants, options, and the conversion of notes payable as detailed below. These securities are considered anti-dilutive and are not included in diluted loss per share.

As of December 31, 2013
Warrants	165,000,000
Options	40,851,187
6% Senior Secured Convertible Notes	73,553,714
7% Convertible Notes	74,626,720
12% Senior Secured Convertible Notes	12,445,943
366,477,564

With regard to the 6% Senior Secured Convertible Notes, Sterling Scott, the Company’s Chief Executive Officer, signed a First Amendment to Amended and Restated 6% Senior Secured Convertible Note (“the Amendment”) on November 30, 2013. The Amendment stated that the Company and Mr. Scott would not effect the conversion of $451,824.12 of principal and accrued and unpaid interest owed by the Company to Mr. Scott via a 6% Senior Secured Convertible Note until after the completion of the Company amending its Certificate of Incorporation to increase the authorized shares of common stock of the Company from 1,000,000,000 to 3,000,000,000. At a conversion price of $0.007 per share, the Amendment prevented 64,546,303 shares of stock being issued upon a potential conversion by Mr. Scott. On February 7, 2014, the Company held a shareholder meeting and proxy which resulted in shareholder approval to increase the number of shares authorized from 1,000,000,000 to 3,000,000,000.

As of December 31, 2012, there were potentially 12,851,187, 256,439,594, and 69,000,000 shares of common stock issuable upon the exercise of options, conversion of notes and conversion of preferred stock , respectively, for a total of 338,290,781 dilutive securities which are considered anti-dilutive and are not included in diluted loss per share.

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

In July 2012, the FASB issued guidance on testing for indefinite-lived intangible assets for impairment. The new guidance allows an entity to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP are effective for fiscal years starting after September 15, 2012. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements and related disclosures.

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

The Company has estimated that the fair value of the 152,343,383 common shares issued to our stockholders existing prior to the Merger to be $300,000; the purchase price has been allocated to specific identifiable tangible and intangible assets at their fair value at the date of the purchase in accordance with Accounting Standards Codification 805, “Business Combinations”, as follows:

Assets	$258,494
Intangible assets	215,000
Goodwill	634,128
Total	1,107,622
Less fair value of liabilities assumed	(807,622)
Purchase price	$300,000

The intangible assets relate to customer lists and will be amortized over their respective life of three years.

On December 31, 2012, we recorded an impairment of goodwill of $634,128.

See “NOTE 6 – PURCHASE – ROCKY MOUNTAIN HYDROPONICS and EVERGREEN GARDEN CENTER” for unaudited pro-forma results of operations as if the acquisition had occurred at the beginning of the year ended December 31, 2012.

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

The Company has estimated that the fair value of the assets purchased to be $450,000. The purchase price has been allocated to specific identifiable tangible and intangible assets at their fair value at the date of the purchase in accordance with Accounting Standards Codification 805, “Business Combinations”, as follows:

Assets	$93,000
Intangible assets	233,500
Goodwill	123,500
Total	450,000
Less fair value of liabilities assumed	—
Purchase price	$450,000

The intangible assets relate to customer lists and will be amortized over three years.

See “NOTE 6 – PURCHASE – ROCKY MOUNTAIN HYDROPONICS and EVERGREEN GARDEN CENTER” for unaudited pro-forma results of operations as if the acquisition had occurred at the beginning of the year ended December 31, 2012.

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

See “NOTE 6 – PURCHASE – ROCKY MOUNTAIN HYDROPONICS and EVERGREEN GARDEN CENTER” for unaudited pro-forma results of operations as if the acquisition had occurred at the beginning of the year ended December 31, 2012.

NOTE 6 – PURCHASE – ROCKY MOUNTAIN HYDROPONICS and EVERGREEN GARDEN CENTER

On June 7, 2013, GH completed the purchase of Rocky Mountain Hydroponics, LLC., a Colorado limited liability company (“RMC”), and Evergreen Garden Center, LLC, a Maine limited liability company (“EGC”). The effective date of the RMH/EGC Agreement was June 7, 2013. The RMH/EGC Agreement included all of the assets and liabilities of the RMH Companies, and their 4 retail hydroponics stores, which are located in Vail and Boulder, Colorado, Peabody, Massachusetts, and Portland, Maine. Per the terms of the RMH/EGC Agreement, GrowLife, Inc. paid the former owners of the RMH Companies $550,000 in cash, $800,000 in 12% Secured Convertible Notes, and $275,000 (7,857,141 shares at $0.035/share) in shares of GrowLife, Inc.’s common stock.

The Company has estimated that the fair value of the assets purchased to be $2,012,614. The Company retained the services of an independent, third-party consultant to review and analyze the allocation of the Company’s $1,625,000 purchase price of Rocky Mountain Hydroponics, LLC and Evergreen Garden Center, LLC. Detailed below is the final manner on which the purchase price has been allocated to specific identifiable tangible and intangible assets at their fair value at the date of the purchase in accordance with Accounting Standards Codification 805, “Business Combinations”, as follows:

Allocation of Purchase Price for the acquisition of Rocky Mountain
Hydroponics, LLC and Evergreen Garden Center, LLC
Assets	$907,614
Intangible assets	366,000
Goodwill	739,000
Total	2,012,614
Less fair value of liabilities assumed	(387,614)
Purchase price	$1,625,000

The Company will expense the $366,000 of intangible assets at the rate of $6,100 per month over 5 years, beginning in June 2013 and ending in May 2018. During the twelve months ended December 31, 2013, the Company recorded amortization expense of $42,700 in relation to the $366,000 of intangible assets related to the acquisition of Rocky Mountain Hydroponics, LLC and Evergreen Garden Center, LLC.

The following are unaudited pro-forma results of operations as if the acquisition had occurred at the beginning of the year ended December 31, 2012. Note that these pro-forma results include the operating results of SGT, Phototron, Greners, Urban Garden, and Rocky Mountain Hydroponics/Evergreen Garden Center:

	For the Years Ended
	December 31,
	2013	2012

Net revenue	$6,494,119	$7,363,184

Cost of goods sold	5,132,976	5,164,584

Gross profit	1,361,143	2,198,600

General and administrative	(3,639,664)	(3,084,360)
Shares issued for services rendered	(1,469,184)	(332,750)
Stock options expense	(148,633)	(26,563)
Warrant expense	(7,015,000)	-

Loss from operations	(10,911,338)	(1,245,073)

Other income (expense)
Impairment of goodwill	(279,515)	(634,128)
Impairment of intangible assets	(262,604)	-
Loss on extinguishment of debt	(960,750)	(428,467)
Change in fair value of derivative	(3,701,078)	525,619
Other income	43,082	-
Interest expense, net	(5,275,749)	(497,303)

Net loss	$(21,347,952)	$(2,279,352)

Net loss per share - (basic and diluted)	$(0.04)	$(0.01)

Weighted average shares outstanding (2) - (basic and diluted)	600,891,794	253,278,111

NOTE 7 – JOINT VENTURE AGREEMENT WITH CANX USA, LLC

On November 19, 2013, GrowLife, Inc. (the “Company”) entered into a Joint Venture Agreement (the “Agreement”) with CANX USA LLC (“CANX”), a Nevada limited liability company. Under the terms of the Agreement, the Company and CANX will form Organic Growth International, LLC (“OGI”), a Nevada limited liability company, for the purpose of expanding the Company’s operations in its current retail hydroponic businesses and in other synergistic business verticals and facilitating additional funding for commercially financeable transactions of up to $40,000,000.  In connection with closing of the Agreement, CANX will provide funding under in the amount of $1,300,000 for a GrowLife Infrastructure Funding Technology program transaction and will provide additional funding under a 7% Convertible Note instrument. The Company will initially own a non-dilutive forty five percent (45%) share of OGI and the Company may acquire a control share of OGI as provided in the Agreement.

In accordance with the Agreement, the Company and CANX entered into a Warrant Agreement whereby the Company delivered CANX 140,000,000 freely transferable, unrestricted warrants to purchase 140,000,000 shares of the Company common stock, at a maximum strike price of $0.033 per share, par value $0.0001 share.

Subject to the terms of the Agreement, the Company may issue an additional 100,000,000 freely transferable, unrestricted warrants to purchase 100,000,000 shares of the Company common stock, par value $0.0001 per share, at a maximum strike price of $0.033 per share and twenty (20) blocks of warrants in the Company, with each block consisting of 10,000,000 freely transferable, unrestricted warrants to purchase 10,000,000 shares of the Company common stock, at a maximum strike price of $0.033 per share, par value $0.0001.

In accordance with the Agreement, the Company also issued a 7% Note to CANX (the “Note”) in exchange for the principal amount of $1,000,000.  Per the terms of the Note, the maturity date is September 30, 2015, and the annual rate of interest is seven percent (7%), which increases to twenty-four percent (24%) per annum, or the maximum rate permitted under any applicable law, in the event of default. Subject to certain limitations, CANX can, at its sole discretion, convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock. The conversion price for the period of time from the date of the Note through and including September 30, 2014 is the lesser of (a) $0.025 per share and (b) seventy percent (70%) of the average of the three (3) lowest daily volume weighted average closing prices occurring during the twenty (20) consecutive trading days immediately preceding the applicable conversion date on which CANX elects to convert all or part of the Note, subject to adjustment as provided in the Note. The conversion price is $0.025 per share for the period of October 1, 2014 through the maturity date of September 30, 2015, subject to adjustment as provided in the Note. The Company is required to reserve, at all times, the full number of shares of common stock issuable upon conversion of all outstanding amounts under this Note. At any time after the 12-month period immediately following the date of the Note, the Company has the option to pre-pay the entire outstanding principal amount of the Note by paying to CANX an amount equal to one hundred and fifty percent (150%) of the principal and interest then outstanding.  The Company’s obligations under the Note will accelerate upon a bankruptcy event with respect to the Company or any subsidiary, any default in the Company’s payment obligations under the Note, the Company’s failure to issue shares of its common stock in connection with a conversion of any of the Note, the Company’s or any subsidiary’s breach of any provision of any agreement providing for indebtedness of the Company or such subsidiary in an amount exceeding $100,000, the common stock of the Company being suspended or delisted from trading on the Over the Counter Bulletin Board (the “Primary Market”) market and the OTCQB, the Company losing its status as “DTC Eligible” or the Company becoming late or delinquent in its filing requirements with the Securities and Exchange Commission. Upon any such acceleration of the Note, the Company shall be obligated to pay an amount equal to the greater of (i) one hundred and twenty percent (120%) of the outstanding principal of the Note (plus all accrued but unpaid interest) and (ii) the product of (a) the highest closing price for the Company’s common stock for the five (5) days on which the Primary Market is open for business immediately preceding such acceleration and (b) a fraction, the numerator of which is the outstanding principal of the Note, and the denominator of which is the applicable conversion price as of the date of determination.

In accordance with the Agreement, the Company also entered into a Registration Rights Agreement with CANX whereby CANX has the right to demand that the Company prepare and file a Registration Statement on Form S-1 (or, if Form S-1 is not then available to the Company, on such form of registration statement as is then available to effect a registration for resale of securities) covering the resale of warrants issued pursuant to the Warrant Agreement.

Organic Growth International, LLC was incorporated on January 7, 2014 in the State of Nevada and had no business activities during the twelve months ended December 31, 2013. As a result, the joint venture with CANX/OGI had no impact on the Company’s financial operations for the twelve months ended December 31, 2013 except for non-cash warrant expense related to the 140,000,000 warrants issued to CANX on November 19, 2013 (see “NOTE – 23 – STOCKHOLDERS’ DEFICIT”).

NOTE 8 – INVENTORY

Inventory is comprised of the following:

	As of December 31,
	2013	2012
Raw materials	$94,681	$167,413
Finished goods	1,028,037	218,406
Inventory in transit	221,728	-
Less inventory reserve	(90,725)	(27,843)
Net inventory	$1,253,721	$357,976

Raw materials relate to inventory at the Company’s Phototron subsidiary, which purchases components from its vendors and then assembles finished units that are shipped to its customers. At December 31, 2013 the Company reviewed Phototron’s inventory and determined that impaired inventory totaled $40,725, an increase of $12,882 from the $27,843 of impaired inventory as of December 31, 2012. As a result, the Company recorded a $12,882 non-cash inventory impairment expense as of December 31, 2013 while also increasing the inventory reserve from $27,843 to $40,725 as of December 31, 2013. In addition, the Company also expensed $6,640 to cost of goods sold as of December 31, 2013 in relation to low-priced items such as nuts and bolts that had previously been capitalized as inventory.

Finished goods inventory relates to product at the Company’s retail stores, with the gross finished goods inventory totaling $1,078,037 as of December 31, 2013. This is product purchased from distributors, and in some cases directly from the manufacturer, and resold at our retail stores. During the twelve months ended December 31, 2013, the Company identified $50,000 of inventory impairment related to inventory held at its retail stores and recorded this as a $50,000 non-cash inventory impairment expense while also recording a $50,000 inventory reserve.

Inventory in transit relates to six containers of product that the Company is purchasing from an overseas vendor. As of December 31, 2013 the containers of product had not arrived in the United States and therefore were recorded as inventory in transit. The products purchased are typical items sold at the Company’s retail stores, such as lights, tents, reflectors, and ballasts. The containers of product/inventory are scheduled to arrive in the first quarter of fiscal year 2014.

NOTE 9 – INVESTMENT IN A RELATED PARTY

In May 2013, the Company made an investment in the amount of $1,160 in Vape Holdings, Inc. (“Vape”), a Nevada corporation.

Sterling Scott, the Company’s Chief Executive Officer, has a personal investment in Vape as well. As of the time of this filing, Mr. Scott holds 269,541 shares of Vape’s common stock. Furthermore, the former President of GrowLife, Inc. is currently the Chief Executive Officer of Vape. As a result of Mr. Scott’s ownership of Vape common stock, the Company has deemed Vape to be a related party and therefore has recorded its investment in Vape as an “Investment in a related party” on its balance sheet.

The original cash investment of $1,160 resulted in the Company acquiring 29 units of an offering by Vape, with one unit consisting of 500 shares of common stock in Vape and the assignment of $25 of convertible debt owed by Peoplestring Corporation (“People”), a publicly traded company, to a third party. In the aggregate, the Company purchased 14,500 shares of the common stock of Vape and $725 of the assigned People debt, which accrues interest and is convertible into shares of Vape’s common stock at a per share conversion price of $0.002.

On September 30, 2013, Vape completed a reverse merger with People with Vape being the surviving entity (symbol “VAPE”). Per the terms of the reverse merger agreement between Vape and People, the Company’s original 14,500 shares of Vape common stock were exchanged for 7,653,611 shares of the now publicly traded Vape.

On December 24, 2013, Vape converted the assigned People debt and all accrued interest into shares of Vape’s common stock at a per share conversion price of $0.002, which resulted in the Company owning an additional 363,513 shares of Vape’s common stock. As a result, the Company held an aggregate amount of 8,017,123 shares of Vape’s common stock.

On January 8, 2014, Vape completed a 1 for 40 reverse split of its common stock, immediately after which the Company owned 200,428 shares of Vape common stock.

Adjusting for the reverse stock split that was completed on January 8, 2014, the value of the Company’s investment in Vape as of December 31, 2013 was $5.60 per share, or $1,122,397 (200,428 shares x $5.60 per share) in the aggregate. Accordingly, the Company adjusted its “Investment in a related party” balance sheet account from the original cost of $1,160 to the above mentioned fair value of $1,122,397 as of December 31, 2013. The corresponding credit entry was to “Unrealized gain on investment in a related party” in the “Stockholders’ Deficit” section of the Company’s balance sheet. Prior to the reverse merger between Vape and People, the Company did not value this investment as Vape had nominal business operations.

As of the time of this filing, the Company still owned 200,428 shares of Vape’s common stock.

NOTE 10 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of:

	As of December 31,
	2013	2012
Machines and equipment	$63,172	$5,554
Furniture and fixtures	49,787	39,177
Computer equipment	52,304	38,317
Leasehold improvements	53,040	20,435
Total property and equipment	218,303	103,483
Less accumulated depreciation and amortization	(164,545)	(84,111)
Net property and equipment	$53,758	$19,372

As a result of the Company’s acquisition of Rocky Mountain Hydroponics, LLC and Evergreen Garden Center, LLC (“RMH/EGC”), the Company acquired property and equipment totaling $109,318 in the aggregate (see “NOTE 6 – PURCHASE – ROCKY MOUNTAIN HYDROPONICS and EVERGREEN GARDEN CENTER”). Subsequent to its acquisition of RMH/EGC, the Company purchased an additional $5,500 of property and equipment related to its RMH/EGC stores. During the year ended December 31, 2013, the Company did not purchase any property and equipment related to its non-RMH/EGC business units.

As the result of the Company’s acquisition of Rocky Mountain Hydroponics, LLC and Evergreen Garden Center, LLC (“RMH/EGC”), the Company acquired accumulated depreciation and amortization totaling $58,205 in the aggregate. Subsequent to its acquisition of RMH/EGC, the Company recorded $10,374 of depreciation and amortization expense related to the property and equipment of RMH/EGC, while recording $11,855 of depreciation and amortization expense related to its non-RMH/EGC property and equipment during the year ended December 31, 2013. Total depreciation and amortization expense for the year ended December 31, 2013 was $22,229 as compared to $8,528 during fiscal year 2012.

The following is a summary of the Company’s property and equipment transactions during fiscal year 2013:

Property and equipment as of December 31, 2012	$103,485
Property and equipment acquired via RMH/EGC acquisition	109,318
RMH/EGC property and equipment purchased post RMH/EGC acquisition	5,500
Total property and equipment as of December 31, 2013	218,303

Accumulated depreciation and amortization as of December 31, 2012	(84,111)
Accumulated depreciation and amortization acquired via RMH/EGC acquisition	(58,205)
RMH/EGC depreciation and amortization post acquisition	(10,374)
Non-RMH/EGC depreciation and amortization FY 2013	(11,855)
Total accumulated depreciation and amortization as of December 31, 2013	(164,545)

Net property and equipment as of December 31, 2013	$53,758

NOTE 11 – INTANGIBLE ASSETS

As of December 31, 2012, the Company had recorded intangible assets totaling $508,600, which included $218,600 as a result of its acquisition of SG Technologies Corp (see “NOTE 3 – ACQUISITION – SGT”), $230,000 related to its acquisition of Greners (see “NOTE 4 – ASSET PURCHASE – GRENERS.COM”), and $60,000 related to its acquisition of Urban Garden Supply (see “NOTE 5 – PURCHASE – URBAN GARDEN”). On June 7, 2013, The Company acquired Rocky Mountain Hydroponics, LLC and Evergreen Garden Center, LLC (“RMH/EGC”) (see “NOTE 6 – PURCHASE – ROCKY MOUNTAIN HYDROPONICS and EVERGREEN GARDEN CENTER”), which resulted in the Company recording intangible assets of $366,000 related to the estimated value of both the workforce and trademarks/brand associated with RMH/EGC.

During the year ended December 31, 2013, the Company recorded amortization expense of $108,996 in relation to its non-RMH/EGC intangible assets. The Company also recorded $42,700 of amortization expense related to its RMH/EGC intangible assets during the year ended December 31, 2013.

At December 31, 2013, the Company evaluated its intangible assets and subsequently recorded a non-cash impairment of intangible assets expense in the amount of $262,604, all of which was related to its non-RMH/EGC intangible assets. Of the $262,604, $172,004 was related to the impairment of the intangible assets originally recorded as part of the SGT acquisition. As of December 31, 2013, the net book value of these intangible assets was $172,004, and given that the Company’s Phototron and SG Technologies subsidiaries recorded net losses totaling $339,840 during the year ended December 31, 2013, the Company deemed it to be a low probability of realizing future value related to these intangible assets. As of December 31, 2013, the Company had zero intangible assets recorded related to the SGT acquisition.

The Company also wrote-down the value of its Greners intangible assets by $50,604, to reflect a net book value of $133,400 as of December 31, 2013. Since acquiring Greners in July 2012, this unit has incurred net losses totaling approximately $96,600. As a result, the Company adjusted the December 31, 2013 net book value of these intangible assets to reflect the $96,600 net loss incurred since July 2012 ($230,000 - $96,600 = $133,400).

The remaining $39,996 of impairment of intangible assets reflects the write-off of the remaining net book value of the intangible assets related to the Company’s acquisition of Urban Garden Supply as of December 31, 2013. This unit has incurred losses totaling approximately $78,000 since its acquisition in October 2012, which exceeds the entire value of the original $60,000 of intangible assets recorded by the Company.

The following is a summary of the Company’s intangible assets:

Intangible assets as of December 31, 2012	$508,600
Intangible assets recorded related to RMH/EGC acquisition	366,000
FY 2013 amortization of non-RMH/EGC intangible assets	(108,996)
FY 2013 amortization of RMH/EGC intangible assets	(42,700)
FY 2013 impairment of non-RMH/EGC intangible assets	(262,604)
Net intangible assets as of December 31, 2013	$460,300

NOTE 12 – GOODWILL

As of December 31, 2012, the Company had recorded goodwill in the amount of $279,515 related to its various acquisitions. At December 31, 2013, the Company evaluated the goodwill associated with these acquisitions and deemed it to be impaired, as losses incurred from these units exceeded the amount of goodwill recorded. As a result, the Company recorded a non-cash impairment of goodwill expense of $279,515 as of December 31, 2013 to fully write-off the goodwill originally recorded in relation to these acquisitions.

On June 7, 2013, the Company acquired Rocky Mountain Hydroponics, LLC and Evergreen Garden Center, LLC (“RMH/EGC”) (see “NOTE 6 – PURCHASE – ROCKY MOUNTAIN HYDROPONICS and EVERGREEN GARDEN CENTER”), which resulted in the Company recording goodwill in the amount of $739,000.

The following is a summary of the Company’s goodwill transactions:

Goodwill as of December 31, 2012	$279,515
Goodwill recorded related to acquisition of RMH/EGC	739,000
Impairment of goodwill	(279,515)
Goodwill as of December 31, 2013	$739,000

NOTE 13 – RELATED PARTY TRANSACTIONS

From time to time the Company’s Chief Executive Officer (CEO) has advanced various amounts to the Company. As of December 31, 2011, the amount due the CEO was $183,103, and additional advances of $98,897 were made to the Company through April 5, 2012. On April 5, 2012, the CEO converted $282,000 of these advances into a 6% senior convertible note. The CEO made further advances during the year ended December 31, 2012 which were converted into a 6% senior convertible note. As of December 31, 2012, total amount owed to the Company’s CEO was $429,111, which consisted of $413,680 in principal and $15,431 in accrued and unpaid interest, all of which was owed via the 6% senior convertible note. The Company’s CEO did not make any additional advances of any kind during the twelve months ended December 31, 2013, nor did he convert any of his 6% senior convertible note during this period. During fiscal year 2013 his note accrued an additional $24,821 of accrued and unpaid interest, resulting in a total amount owed to him of $453,932 as of December 31, 2013.

In May 2013, the family of Sterling Scott, the Company’s Chief Executive Officer, wired $1,160 on behalf of the Company to Vape Holdings, Inc. (“Vape”) (see “NOTE 9 – INVESTMENT IN A RELATED PARTY”) in relation to the purchase, by the Company, of shares of Vape’s common stock. As of December 31, 2013, the Company had recorded the $1,160 as a note payable due to a related party. There is no formal note agreement between the Company and Mr. Scott’s family, but both parties have agreed that the Company will pay Mr. Scott’s family interest at the rate of seven percent (7%) per annum from the date the loan originated until its repaid.

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

On September 6, 2013, the Company issued 1,224,918 shares of its common stock at a per share price of $0.021 as payment in full of the $25,000 principal and $723 of accrued and unpaid interest. As of September 30, 2013, this related party had voluntarily terminated his employment with the Company to pursue other business opportunities and the Company had satisfied this obligation in full.  During the year ended December 31, 2013, the Company had recorded $723 of interest expense related to this note.  As of December 31, 2013, the only related party note payables recorded on the Company’s balance sheet were the $1,160 owed to the family of Sterling Scott and the 6% Senior Convertible Note payable owed to Mr. Scott (see “NOTE 16 – 6% SENIOR CONVERTIBLE NOTES”).

NOTE 14 – NOTES PAYABLE AND ACCRUED INTEREST

As of December 31, 2012, the Company had $193,180 of notes payable and accrued interest. During the year ended December 31, 2013, the Company eliminated all of the $193,180 of notes payable and accrued interest that it owed as of December 31, 2012. The details regarding the repayment of these notes payable during the year ended December 31, 2013 are as follows:

	Principal & Accrued Interest 12.31.12	YTD 2013 Accrued Interest	YTD 2013 Payments Made	Balance as of 12.31.13
Greners	$153,250	$2,750	$156,000	$-
Brian Sagheb	24,287	578	24,865	-
W-Net Fund I, L.P. - Revolver	15,643	-	15,643	-
	$193,180	$3,328	$196,508	$-

The $156,000 paid to Greners represents payment in full of the note payable that the Company issued in July 2012 in relation to its acquisition of Greners.com (see “NOTE 4 – ASSET PURCHASE – GRENERS.COM”). The $24,865 paid to Mr. Sagheb, a former Phototron officer, is payment in full for a loan that he made to the Company. The payment of $15,643 to W-Net Fund I, LP represents payment of the outstanding principal on a $150,000 revolving credit line. As stated above, as of December 31, 2013 the Company had repaid in full all amounts due related to the notes payable that were owed as of December 31, 2012.

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

At closing, the Company received gross proceeds of $250,000 for such private placement, with the remaining $30,000 retained by the OID Note Purchaser as prepaid interest. The Company originally recorded the $30,000 as prepaid interest and subsequently expensed the entire $30,000 as interest expense during the year ended December 31, 2013.

On October 11, 2013, the Holder of the $280,000 OID Note converted the entire amount into 8,000,000 shares of the Company’s common stock at a per share conversion price of $0.035. On the date of conversion, the Company’s shares were valued at $0.061 per share, which resulted in a beneficial conversion value of $0.026 per share ($0.061 - $0.035 = $0.026), or $208,000 in the aggregate. As a result, the Company recorded a non-cash loss on extinguishment of debt in the amount of $208,000 as of the date of conversion.

During the year ended December 31, 2013, the Company was advanced, in the aggregate, $850,000 on its revolving promissory note (see “NOTE 15 – REVOLVING PROMISSORY NOTE”). On August 29, 2013, $750,000 was converted into a 7% Convertible Note (see “NOTE 19 – 7% CONVERTIBLE NOTE”), leaving an outstanding principal balance of $100,000 as of September 30, 2013. On October 16, 2013, the Company repaid this note in full, in cash, with the total payment equaling $100,518, of which $100,000 was principal and $518 was interest.

As of December 31, 2013, the Company had zero notes payable and accrued interest owed.

NOTE 15 – REVOLVING PROMISSORY NOTE

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

On June 7, 2013, the Company was advanced $550,000 in principal, with the funds being used to purchase RMH/EGC (see “NOTE 6 – PURCHASE – ROCKY MOUNTAIN HYDROPONICS and EVERGREEN GARDEN CENTER”). Between August 1 and August 29, 2013, the Company was advanced an additional $200,000, which resulted in total outstanding advances in the amount of $750,000, which was the revised maximum amount of advances permissible to the Company. On August 29, 2013, the $750,000 outstanding principal balance on the Revolving Note was exchanged for a 7% convertible note (see “NOTE 19 – 7% CONVERTIBLE NOTE”), which reduced to zero the amount of advances on the Revolving Note. On September 20, 2013, the Company was advanced $100,000 on the Revolving Note. This note was repaid in full on October 16, 2013, with the Company remitting $100,518 in cash, with $100,000 representing principal owed and $518 of interest (see “NOTE 14 – NOTES PAYABLE AND ACCRUED INTEREST”). During the year ended December 31, 2013, interest expense totaling $9,508 was recorded by the Company in relation to this note.

NOTE 16 – 6% SENIOR SECURED CONVERTIBLE NOTES

On September 28, 2012, the Company entered into an amendment and exchange agreement (“Exchange Agreement”) with W-Net, Europa International, Inc., Sterling Scott, Robert Shapiro, Lauri Bilawa, Carla Badaracco and Forglen, LLC (the “Investors”). The Exchange Agreement provided for the issuance of new 6% Senior Secured Convertible Notes (the “6% Notes”) that replaced the 6% Senior Secured Convertible Notes that were previously issued during 2012. The 6% Notes accrue interest at the rate of 6% per annum and have a maturity date of April 15, 2015. No cash payments are required; however, accrued interest shall be due at maturity. In the event of a default the Investors may declare the entire principal and accrued interest to be due and payable. Default interest will accrue at the rate of 12% per annum. The 6% Notes are secured by substantially all of the assets of the Company.

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

During the year ended December 31, 2013, the Company did not borrow any additional principal related to these notes. In fact, the Company’s outstanding principal balance decreased by $1,326,397 due to certain holders of these 6% Notes converting some, and in the case of six note holders, all of their outstanding principal into shares of the Company’s common stock.

The following is a summary of fiscal year 2013 transactions related to the Company’s 6% Notes:

6% senior secured convertible notes - principal & accrued interest as of December 31, 2012	$1,863,099
Principal converted into common stock FY 2013	(1,326,397)
Accrued interest converted into common stock FY 2013	(75,687)
Accrued and unpaid interest FY 2013	53,861
6% senior secured convertible notes - principal & accrued interest as of December 31, 2013	514,876

Debt discount related to conversion feature as of December 31, 2012	$(785,459)
Debt discount amortized as interest expense FY 2013	683,363
Debt discount related to conversion feature as of December 31, 2013	(102,096)

Balance as of December 31, 2013	$412,780

As previously stated, the Company has determined that the conversion feature on the 6% Notes is a beneficial conversion feature, and the Company determined that the value of the beneficial conversion feature had decreased to $102,096 as of December 31, 2013. Accordingly, the Company recorded non-cash interest expense of $683,363 during the year ended December 31, 2013 to reflect the change in the value of the debt discount as of December 31, 2013.

NOTE 17 – 10% SENIOR CONVERTIBLE NOTE

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

During the year ended December 31, 2013, BME converted all of the principal and accrued interest into 6,270,413 shares of the Company’s common stock. The Company determined that the conversion feature was considered a beneficial conversion feature and determined its value on the date of conversion to be $156,000. Accordingly, the beneficial conversion feature has been accounted for as a valuation discount to the 10% Convertible Note and was fully amortized as of December 31, 2013 via effective interest method, with the Company recording $156,000 non-cash interest expense and $2,750 non-cash loss on extinguishment of debt.

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

BME purchased the Greners Note from the Sellers for $153,250, which represented the outstanding principal and accrued, and unpaid, interest owed at the time of BME’s purchase of the Greners Note on January 8, 2013. During the year ended December 31, 2013, BME converted all of the outstanding principal and interest related to the 10% Convertible Note into 6,270,413 shares of the Company’s common stock, which the Company valued at $156,000. In effect, the Grener’s Note was replaced by the 10% Convertible Note, which resulted in the Company recording $156,000 of non-cash interest expense and a $2,750 non-cash loss on extinguishment of debt, which reflects the difference between the $153,250 that BME paid the Sellers for the Grener’s Note and the $156,000 value of the 6,270,413 shares of the Company’s common stock issued to BME upon conversion of the 10% Convertible Note.

As of December 31, 2013, this note and all related interest had been paid in full.

NOTE 18 – 12% SENIOR SECURED CONVERTIBLE NOTE

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

During the year ended December 31, 2013, the Company recorded $51,451 of interest expense in relation to these 12% Convertible Notes. On December 16, 2013, two of the three Holders converted their entire principal and accrued and unpaid interest, which totaled $415,842, into 11,881,204 shares of the Company’s common stock at a per share conversion price of $0.035. As of December 31, 2013, the Company owed $408,000 in principal and $27,608 in accrued and unpaid interest on this note, for a total amount owed of $435,608.

On the date these notes were issued, it was determined that there was a beneficial conversion feature valued at $0.005 per share, or $114,285 in the aggregate. As a result, the Company recorded a non-cash interest expense of $73,000 during the year ended December 31, 2013. The remaining, unamortized value of the beneficial conversion feature related to these notes was $41,825 as of December 31, 2013, and the Company will amortize the $41,285 at the rate of $2,429 per month over the remaining term of these notes.

NOTE 19 – 7% CONVERTIBLE NOTE

On August 29, 2013, the Company issued a 7% Convertible Note (the “7% Note”) to W-Net Fund I, L.P. (the “Holder”), a Delaware limited partnership, in exchange for the Revolving Promissory Note originally issued on June 7, 2013 by the Company to the Holder and amended on August 6, 2013 (the “Exchanged Note”). Per the terms of the 7% Note, the original principal balance is $750,000 and is not secured by any collateral or any assets pledged to the Holder. The maturity date is September 30, 2015, and the annual rate of interest is seven percent (7%), which increases to twenty-four percent (24%) per annum, or the maximum rate permitted under any applicable law, in the event of default.  Subject to certain limitations, the Holder can, at its sole discretion, convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock. The conversion price for the period of time from the date of this 7% Note through and including September 30, 2014 is the lesser of (a) $0.025 per share and (b) seventy percent (70%) of the average of the three (3) lowest daily volume weighted average price occurring during the twenty (20) consecutive trading days immediately preceding the applicable conversion date on which the Holder elects to convert all or part of this 7% Note, subject to adjustment as provided in this 7% Note. The conversion price is $0.025 per share for the period of October 1, 2014 through the maturity date of September 30, 2015, subject to adjustment as provided in this 7% Note. At any time after the 12-month period immediately following the date of this 7% Note, the Company has the option to pre-pay the entire outstanding principal amount of this 7% Note by paying to the Holder an amount equal to one hundred and fifty percent (150%) of the principal and interest then outstanding.  The Company’s obligations under this 7% Note will accelerate upon a bankruptcy event with respect to the Company or any subsidiary, any default in the Company’s payment obligations under this 7% Note, the Company’s failure to issue shares of its common stock in connection with a conversion of this 7% Note, the Company’s or any subsidiary’s breach of any provision of any agreement providing for indebtedness of the Company or such subsidiary in an amount exceeding $100,000, the common stock of the Company being suspended or delisted from trading on the Over the Counter Bulletin Board (the “Primary Market”) market and the OTCQB, the Company losing its status as “DTC Eligible” or the Company becoming late or delinquent in its filing requirements with the Securities and Exchange Commission.  Upon any such acceleration of this 7% Note, the Company shall be obligated to pay an amount equal to the greater of (i) one hundred and twenty percent (120%) of the outstanding principal of this 7% Note (plus all accrued but unpaid interest) and (ii) the product of (a) the highest closing price for the Company’s common stock for the five (5) days on which the Primary Market is open for business immediately preceding such acceleration and (b) a fraction, the numerator of which is the outstanding principal of this 7% Note, and the denominator of which is the applicable conversion price as of the date of determination.

Due to the “reset” clause in this 7% Note relating to the conversion price, the Company has determined that the conversion feature is considered a beneficial conversion feature and thereby creates a derivative liability for the Company, which is detailed in “NOTE 21 – DERIVATIVE LIABILITY”.

On August 29, 2013, the date on which the Revolving Promissory Note was exchanged for the 7% Convertible Note, the Company recorded a $750,000 non-cash “loss on extinguishment of debt” while also recording a corresponding $640,074 “derivative liability” (see “NOTE 21 – DERIVATIVE LIABILITY”) and a $109,926 increase in “additional paid-in capital” as related to the beneficial conversion feature associated with this 7% Note. On the date of issuance, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions; (i) dividend yield of 0%; (ii) expected volatility of 21.0%; (iii) risk free rate of 0.02%, (iv) expected term of 7 days ($550,000 was converted 7 days after issuance), (v) market value share price of $0.04, and (vi) per share conversion price of $0.02156.

On September 5, 2013, the Holder converted $550,000 of principal into 25,510,204 shares of the Company’s common stock at a per share conversion price of $0.02156. On September 17, 2013, the Holder converted an additional $150,000 of principal into 6,757,328 shares of the Company’s common stock at a per share conversion price of $0.02156. On December 19, 2013, the Holder of this note converted the remaining principal of $50,000 and accrued and unpaid interest of $11,349, which totals $61,349, into 2,453,945 shares of the Company’s common stock at a per share conversion price of $0.025. As of December 31, 2013, the original $750,000 7% convertible note had been fully converted into shares of the Company’s common stock and was no longer on the Company’s balance sheet.

On October 11, 2013, the Company issued an additional $850,000 of 7% convertible notes to four Holders. As previously stated, due to the “reset” clause in these 7% Notes relating to the conversion price, the Company has determined that the conversion feature is considered a beneficial conversion feature and thereby creates a derivative liability for the Company. On the date of issuance, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions; (i) dividend yield of 0%; (ii) expected volatility of 25.09%; (iii) risk free rate of 0.23%, (iv) expected term of 1 year, (v) market value share price of $0.063, and (vi) per share conversion price of $0.025. Based upon this model, the Company determined an initial derivative liability value of $1,292,000, which it recorded as a derivative liability as of the date of issuance while also recording a $442,000 non-cash interest expense and an $850,000 debt discount on its balance sheet in relation to the beneficial conversion feature (BCF) of these notes.

On December 31, 2013, the Company revalued the derivative value of the $850,000 7% Notes using the weighted-average Black-Scholes-Merton option pricing model with the following assumptions; (i) dividend yield of 0%; (ii) expected volatility of 45.04%; (iii) risk free rate of 0.01%, (iv) expected term of 1 year, (v) market value share price of $0.151, and (vi) per share conversion price of $0.025. The Company determined the derivative value to be $4,284,000 as of December 31, 2013, which represents a change in the fair value of the derivative in the amount of $2,992,000 as compared to the derivative value on October 11, 2013. Accordingly, the Company recorded a non-cash change in fair value of derivative expense of $2,992,000 while also increasing the derivative liability from $1,292,000 to $4,284,000 as of December 31, 2013 (see “NOTE 21 – DERIVATIVE LIABILITY”).

On December 20, 2013, the Company issued an additional $1,000,000 of 7% convertible notes to two Holders. As previously stated, due to the “reset” clause in these 7% Notes relating to the conversion price, the Company has determined that the conversion feature is considered a beneficial conversion feature and thereby creates a derivative liability for the Company. On the date of issuance, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions; (i) dividend yield of 0%; (ii) expected volatility of 45.04%; (iii) risk free rate of 0.02%, (iv) expected term of 1 year, (v) market value share price of $0.14, and (vi) per share conversion price of $0.025. Based upon this model, the Company determined an initial derivative liability value of $4,600,000, which it recorded as a derivative liability as of the date of issuance while also recording a $3,600,000 non-cash interest expense and an $1,000,000 debt discount on its balance sheet in relation to the beneficial conversion feature (BCF) of these notes.

On December 31, 2013, the Company revalued the derivative value of the $1,000,000 7% Notes using the weighted-average Black-Scholes-Merton option pricing model with the following assumptions; (i) dividend yield of 0%; (ii) expected volatility of 45.04%; (iii) risk free rate of 0.01%, (iv) expected term of 1 year, (v) market value share price of $0.151, and (vi) per share conversion price of $0.025. The Company determined the derivative value to be $5,040,000 as of December 31, 2013, which represents a change in the fair value of the derivative in the amount of $440,000 as compared to the derivative value on December 20, 2013. Accordingly, the Company recorded a non-cash change in fair value of derivative expense of $440,000 while also increasing the derivative liability from $4,600,000 to $5,040,000 as of December 31, 2013 (see “NOTE 21 – DERIVATIVE LIABILITY”).

As of December 31, 2013, the outstanding principal on the 7% Notes was $1,850,000 with accrued and unpaid interest in the amount of $15,668, for a total amount owed of $1,865,668. For the year ended December 31, 2013, the Company recorded $17,260 of interest expense related to these 7% Notes.

NOTE 20 – LONG-TERM CONVERTIBLE NOTES PAYABLE

The following table summarizes the Company’s long-term convertible notes payable as of December 31, 2013:

	Principal	Accrued Interest	Debt Discount	Total as of 12.31.13
6% Senior secured convertible notes	$468,680	$46,196	$(102,096)	$412,780
12% Senior secured convertible notes	408,000	27,608	(41,285)	394,323
7% Senior secured convertible notes ($850,000)	850,000	13,367	(743,746)	119,621
7% Senior secured convertible notes ($1,000,000)	1,000,000	2,301	(954,546)	47,755
	$2,726,680	$89,472	$(1,841,673)	$974,479

For comparison, the Company had total long-term convertible notes payable of $1,077,640 as of December 31, 2012, which consisted of principal in the amount of $1,795,077, accrued and unpaid interest totaling $68,022, and debt discount of $785,459. The long-term convertible notes payable as of December 31, 2012 were the 6% Senior Secured Convertible Notes (see “NOTE 16 – 6% SENIOR SECURED CONVERTIBLE NOTES”).

NOTE 21 – DERIVATIVE LIABILITY

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

During the year ended December 31, 2013, the Company issued a 10% Convertible Note (see “NOTE 17 – 10% SENIOR CONVERTIBLE NOTE”) in the principal amount of $156,000. As of December 31, 2013 the entire balance of the 10% Convertible Note had been converted into 6,270,413 shares of the Company’s common stock. The Company determined that the conversion feature was considered a beneficial conversion feature and determined its value on the date of conversion to be $156,000. Accordingly, the beneficial conversion feature has been accounted for as a valuation discount to the 10% Convertible Note and was fully amortized as of December 31, 2013 via effective interest method, with the Company recording $156,000 non-cash interest expense and $2,750 non-cash loss on extinguishment of debt.

On the date of issuance, the Company evaluated the conversion feature of the 10% Convertible Note and determined that there was a derivative liability. The derivative liability was initially valued using the Black-Scholes option pricing model, with the following assumptions; (i) dividend yield of 0%; (ii) expected volatility of 309%; (iii) risk free rate of 0.11% and (iv) expected term of 0.5 years. Based upon this model, the Company determined an initial value of $158,745. During the first quarter of fiscal year 2013, BME converted, on three separate dates, all of the principal and accrued interest into 6,270,413 shares of the Company’s common stock. The Company revalued the derivative liability as of each conversion, which resulted in the Company recording non-cash charges to change in fair value of derivative totaling $169,753 during the year ended December 31, 2013. As of December 31, 2013, the Company had no derivative liability with regard to this note.

On May 1, 2013, the Company issued warrants to GMF (see “NOTE 23 – STOCKHOLDERS’ DEFICIT”) entitling GMF to purchase, at their discretion, 5,000,000 shares of the Company’s common stock. The warrants have a five-year term with an original exercise price of $0.05 per share. The warrants vest immediately and are exercisable in whole, or in part, at any time and from time to time on or after the issue date and on or before the termination date. Per the terms of the Common Stock Purchase Warrant (the “Warrant Agreement”) between the Company and GMF, the exercise price was reset on June 4, 2013 to $0.035 per share due to the Company’s sale/issuance of shares at $0.035 per share under its Subscription Agreement. On September 5, 2013, the exercise price was reset again to $0.02156 per share as a result of the Company issuing shares of its common stock at said per share price in relation to a debt conversion related to the Company’s 7% Convertible Notes (see ”NOTE 19 – 7% CONVERTIBLE NOTE”).

The Company originally valued the warrants at $250,000 using the Black-Scholes option pricing model using the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 240%; (iii) risk free rate of 0.04% and (iv) expected term of 5 years. The Company fully expensed the entire $250,000 as a non-cash charge to “warrants issued expense” during the year ended December 31, 2013.

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

On October 11, 2013, Gemini Master Fund exercised the 5,000,000 warrants via a cashless exercise (see “NOTE 23 – STOCKHOLDERS’ DEFICIT”). At the time of exercise the Company revalued the derivative liability using the Black-Scholes option pricing model using the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 230%; (iii) risk free rate of 0.02% and (iv) expected term of 4.5 years (the same criteria used when valued at September 31, 2013), and determined that there had been no change in the fair value of the derivative liability since September 30, 2013. Accordingly, the Company reclassified the $312,500 derivative liability to additional paid-in capital on October 11, 2013. As of December 31, 2013, the Company no longer had a derivative liability related to these warrants.

On August 29, 2013, the Company issued a 7% Convertible Note (the “7% Note”) to W-Net Fund I, L.P. (the “Holder”), a Delaware limited partnership, in exchange for the Revolving Promissory Note originally issued on June 7, 2013 by the Company to the Holder and amended on August 6, 2013 (the “Exchanged Note”) (see ”NOTE 19 – 7% CONVERTIBLE NOTE”). Per the terms of the 7% Note, the Holder can, at its sole discretion, convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock. The conversion price for the period of time from the date of this 7% Note through and including September 30, 2014 is the lesser of (a) $0.025 per share and (b) seventy percent (70%) of the average of the three (3) lowest daily volume weighted average price occurring during the twenty (20) consecutive trading days immediately preceding the applicable conversion date on which the Holder elects to convert all or part of this 7% Note, subject to adjustment as provided in this 7% Note. The conversion price is $0.025 per share for the period of October 1, 2014 through the maturity date of September 30, 2015, subject to adjustment as provided in this 7% Note.

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

	1st Conversion	2nd Conversion	Outstanding 09.30.13	Total
Original principal amount	$550,000	$150,000	$50,000	$750,000
Conversion Date	09.05.13	09.17.13
Conversion price per share	$0.02156	$0.02156	$0.02156
Amount converted	$550,000	$150,000		$700,000
Shares	25,510,204	6,957,328	2,319,109
Stock price 08.29.13	$0.04	$0.04	$0.04
Volatility	21.0%	21.0%	21.0%
Risk free rate	0.02%	0.02%	0.02%
Per share derivative value	$0.018	$0.018	$0.018
Derivative value 08.29.13	$469,388	$128,015	$42,671	$640,074

Accordingly, on August 29, 2013, the Company recorded a “derivative liability” of $640,074 in relation to the 7% Note while also recording a corresponding $640,074 non-cash “loss on extinguishment of debt”. The Company also determined that the exchange of the Revolving Promissory Note for the 7% Convertible Note created a beneficial conversion feature, the value of which was determined to be $109,926 ($750,000 – $640,074). Accordingly, the Company recorded a $109,926 non-cash “loss on extinguishment of debt” and a corresponding $109,926 increase to “additional paid-in capital”.

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

The resulting $411,874 derivative value attributed to the $700,000 of converted debt resulted in a $185,529 reduction in the original $597,403 value recorded on August 29, 2013. As a result, the Company recorded a $185,529 reduction in the value of the derivative liability and a corresponding $185,529 non-cash gain to change in fair value of derivative during the three months ending September 30, 2013. The remaining $411,874 derivative liability ($597,403 - $185,529) related to the $700,000 converted on September 5th and 17th 2013 was reclassified from a derivative liability to additional paid-in capital as of September 30, 2013.

On September 30, 2013, the Company revalued the derivative liability related to the $50,000 of outstanding principal related to the 7% Note. The Company used the Black-Scholes option pricing model using the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 21%; (iii) risk free rate of 0.02% and (iv) expected term of 6 months. This resulted in a value of $98,571 as of September 30, 2013, an increase of $55,900 from the $42,671 as of August 29, 2013. The Company fully expensed the $55,900 as a non-cash charge to change in fair value of derivative during the year ended December 31, 2013.

On December 19, 2013, the Holder of the original 7% Convertible Note converted the remaining principal of $50,000 and accrued and unpaid interest of $11,349, which totals $61,349, into 2,453,945 shares of the Company’s common stock at a per share conversion price of $0.025. At the time of conversion the Company revalued the derivative liability of this note using the weighted-average Black-Scholes-Merton option pricing model with the following assumptions; (i) dividend yield of 0%; (ii) expected volatility of 21%; (iii) risk free rate of 0.01%, (iv) expected term of 1 day, (v) market value share price of $0.133, and (vi) per share conversion price of $0.025. This resulted in a derivative value of $265,026 as of December 19, 2013, which represents an increase in the fair value of the derivative of $166,455 as compared to the $98,571 derivative value as of September 30, 2013. Accordingly, the Company recorded a $166,455 non-cash change in the fair value of the derivative while also reclassifying the $265,026 derivative liability to additional paid-in capital as of December 19, 2013. As of December 31, 2013, there was no longer a derivative liability associated with the original $750,000 7% Convertible Note.

On October 11, 2013, the Company issued an additional $850,000 of 7% convertible notes to four Holders. As previously stated, due to the “reset” clause in these 7% Notes relating to the conversion price, the Company has determined that the conversion feature is considered a beneficial conversion feature and thereby creates a derivative liability for the Company. On the date of issuance, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions; (i) dividend yield of 0%; (ii) expected volatility of 25.09%; (iii) risk free rate of 0.23%, (iv) expected term of 1 year, (v) market value share price of $0.063, and (vi) per share conversion price of $0.025. Based upon this model, the Company determined an initial derivative liability value of $1,292,000, which it recorded as a derivative liability as of the date of issuance while also recording a $442,000 non-cash interest expense and an $850,000 debt discount on its balance sheet in relation to the beneficial conversion feature (BCF) of these notes.

On December 31, 2013, the Company revalued the derivative liability associated with the $850,000 of 7% convertible notes using the weighted-average Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions; (i) dividend yield of 0%; (ii) expected volatility of 45.04%; (iii) risk free rate of 0.01%, (iv) expected term of 1 year, (v) market value share price of $0.151, and (vi) per share conversion price of $0.025. This resulted in a derivative value of 4,284,000 as of December 31, 2013, which represents an increase of $2,992,000 from the $1,292,000 value as of October 11, 2013. As a result, the Company recorded a $2,992,000 non-cash change in the fair value of the derivative expense while also increasing the related derivative liability to $4,284,000 as of December 31, 2013.

On December 20, 2013, the Company issued an additional $1,000,000 of 7% convertible notes to two Holders. As previously stated, due to the “reset” clause in these 7% Notes relating to the conversion price, the Company has determined that the conversion feature is considered a beneficial conversion feature and thereby creates a derivative liability for the Company. On the date of issuance, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions; (i) dividend yield of 0%; (ii) expected volatility of 45.04%; (iii) risk free rate of 0.02%, (iv) expected term of 1 year, (v) market value share price of $0.14, and (vi) per share conversion price of $0.025. Based upon this model, the Company determined an initial derivative liability value of $4,600,000, which it recorded as a derivative liability as of the date of issuance while also recording a $3,600,000 non-cash interest expense and an $1,000,000 debt discount on its balance sheet in relation to the beneficial conversion feature (BCF) of these notes.

On December 31, 2013, the Company revalued the derivative liability associated with the $1,000,000 of 7% convertible notes using the weighted-average Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions; (i) dividend yield of 0%; (ii) expected volatility of 45.04%; (iii) risk free rate of 0.01%, (iv) expected term of 1 year, (v) market value share price of $0.151, and (vi) per share conversion price of $0.025. This resulted in a derivative value of 5,040,000 as of December 31, 2013, which represents an increase of $440,000 from the $4,600,000 value as of December 20, 2013. As a result, the Company recorded a $440,000 non-cash change in the fair value of the derivative expense while also increasing the related derivative liability to $5,040,000 as of December 31, 2013.

As of December 31, 2013, the Company had recorded a derivative liability in the amount of $9,324,000 as detailed below:

Derivative value of $850,000 7% Convertible Notes	$4,284,000
Derivative value of $1,000,000 7% Convertible Notes	5,040,000
$9,324,000

NOTE 22 – COMMITMENTS AND CONTINGENCIES

Operating Leases

In May 2011, we entered into a lease for our Phototron business unit to rent a warehouse facility in Gardena, California. The terms of the lease provide for monthly rental expense of $4,065 with annual rent increases through the expiration of the lease on May 31, 2014. During the last twelve months of the lease the monthly rent is $4,313.

On May 30, 2013, the Company entered into a lease to rent retail space in Woodland Hills, California for its Urban Garden Supply (Soja, Inc.) hydroponics store. The term is for ninety days and can be renewed, or terminated, by either party with ninety days written notice. The monthly rent is $3,257. The Company has committed to renting this space through June 2014.

On June 5, 2013, the Company entered into a lease to rent office space in Woodland Hills, California for its corporate headquarters. The landlord is 20259 Ventura Blvd LP, which is an affiliate of a stockholder of our company. The term is for ninety days and can be renewed, or terminated, by either party with thirty days written notice. The monthly rent is $6,758. The Company has committed to renting this space through May 2014.

Upon the Company’s acquisition of Rocky Mountain Hydroponics, LLC and Evergreen Garden Center, LLC (“RMH/EGC”) (see “NOTE 6 - PURCHASE – ROCKY MOUNTAIN HYDROPONICS and EVERGREEN GARDEN CENTER”) the Company assumed the lease for the RMH/EGC retail hydroponics store located in Portland, Maine. Per the terms of the lease, the commencement date was May 1, 2013 with an expiration date of April 30, 2016. The monthly rent for year one of the lease is $4,917, with monthly rent of $5,065 in year two, and monthly rent of $5,217 in year three (the final year) of the lease.

Upon the Company’s acquisition of Rocky Mountain Hydroponics, LLC and Evergreen Garden Center, LLC (“RMH/EGC”) (see “NOTE 6 - PURCHASE – ROCKY MOUNTAIN HYDROPONICS and EVERGREEN GARDEN CENTER”) the Company assumed the lease for the RMH/EGC retail hydroponics store located in Plaistow, New Hampshire. Per the terms of the lease, the commencement date was May 1, 2013 with an expiration date of July 31, 2015. The monthly rent throughout the term of the lease is $2,105, with the first three months of the lease being rent free.

On August 26, 2013, the Company entered into a lease agreement for warehouse and retail space for its Greners (Business Bloom, Inc.) business unit in Santa Rosa, California. Per the terms of the lease agreement, the commencement date was September 1, 2013 with an expiration date of August 31, 2015. The monthly rent is $3,000.

On September 23, 2013, the Company entered into an Assignment and Assumption and Amendment of Lease Agreement (the “Agreement”) for its retail hydroponics store in Peabody, Massachusetts.  Per the terms of the Agreement, the original lease between the landlord and Evergreen Garden Center, LLC was assigned from Evergreen Garden Center, LLC to GrowLife Hydroponics, Inc. (“GLH”). In addition, per the terms of the Agreement, the term of the lease was extended from the original expiration date of October 31, 2013 to the new termination date of October 31, 2014. The monthly rent remained at $4,500 through October 31, 2014.

On October 21, 2013, the Company entered into a lease agreement for retail space for its hydroponics store in Avon (Vail), Colorado. Per the terms of the lease agreement, the lease expires on September 30, 2018. Monthly rent for year one of the lease is $2,606 and increases 3.5% per year thereafter through the end of the lease.

On January 23, 2014, the Company entered into a lease agreement for retail space for its hydroponics store in Boulder, Colorado. Per the terms of the lease agreement, the lease commences on February 1, 2014 and expires on April 30, 2017. Monthly rent for year one of the lease is $4,051, with monthly rent of $4,173 in year two, $4,298 in year three, and $4,427 for month 37 through 39.

Rent expense was $362,634 and $211,285 for the years ended December 31, 2013 and 2012 respectively.

Future minimum rental payments for each of the remaining years are as follows:

Years Ending December 31,
	2014	$317,360
	2015	182,327
	2016	104,157
	2017	49,748
	2018	29,900
		$683,492

NOTE 23 – STOCKHOLDERS’ DEFICIT

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

Common Stock

During the year ended December 31, 2013, the Company issued 262,595,733 shares of its common stock related to the conversion of notes payable and convertible notes. The shares were valued at $3,041,000 and consisted of both principal and unpaid and accrued interest

During the year ended December 31, 2013, the Company issued 36,981,862 shares of its common stock for cash. The shares were sold at a price of $0.035 per share and generated proceeds to the Company in the amount of $1,294,365.

During the year ended December 31, 2013, the Company issued 44,150,110 shares of its common stock for services rendered and wages to its employees. These shares were valued at $1,428,636 and are detailed as follows:

Shares for Services
Wages paid to Company employees	$369,875
Consulting	551,333
Cannabis.org expenses	29,334
GrowLife Productions expenses	65,000
Public/Investor relations	321,700
Product/inventory acquired	18,172
Board Member compensation	73,222
$1,428,636

During the year ended December 31, 2013, the Company issued 1,254,249 shares of its common stock as payment for the Company’s June through November 2013 monthly rent for its office in Woodland Hills, California. These shares were valued at $40,548 by the Company.

During the year ended December 31, 2013, the Company issued 12,680,773 shares of its common stock in relation to the cashless exercise of stock options. These shares were valued at zero by the Company. Included in the 12,680,773 shares was the October 14, 2013 cashless exercise by Gemini Master Fund of the warrants issued to them in May 2013.

During the year ended December 31, 2013, the Company issued 470,237 shares of its common stock in relation to the exercise of stock options by Eric Shevin, who joined the Company’s Board of Directors in April 2013. These shares generated proceeds to the Company in the amount of $9,000.

During the year ended December 31, 2013, the Company issued 7,857,141 shares of its common stock in relation to its purchase of RMH/EGC (see “NOTE 6 – PURCHASE – ROCKY MOUNTAIN HYDROPONICS and EVERGREEN GARDEN CENTER”). These shares were valued at $275,000 and were issued to the former owners of RMH/EGC.

Stock options

At December 31, 2012, the Company had 12,851,187 stock options outstanding. During the twelve-month period ended December 31, 2013, the Company confirmed the cancellation of 6,000,000 of those stock option grants due to the failure of the Grantees to exercise their options in accordance with the terms specified in their Stock Option Agreement. The Company had originally cancelled 10,500,000 of the 12,851,187 during the first nine months of fiscal year 2013 but subsequently determined that one option in the amount of 4,500,000 shares originally granted in May 2011 was still valid.

In November 2013, the Company’s Board of Directors granted Sterling Scott, the Company’s Chief Executive Officer, a stock option via the Company’s 2011 Stock Incentive Plan to purchase 12,000,000 shares of the Company’s common stock at an exercise price of $0.085 per share, which represents the fair value of one share of the Company’s common stock on the date of grant. Per the terms of the stock option agreement, the shares were to vest in twenty-four (24) equal monthly installments on the last day of each month commencing from and after October 31, 2013, they could be exercised at any time on or after the grant date, the term was ten years, and the options could be exercised on a cashless basis. The Company valued the options at $537,600 using the Black-Scholes option pricing model using the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 82.77%; (iii) risk free rate of 0.02%, (iv) expected term of 3 years, and a per share market price of $0.085, which was the closing price of the Company’s shares on November 1, 2013. Beginning in November 2013 and ending October 2015, the Company will expense the $537,600 at the rate of $22,400 per month over the 24-month vesting term of the option.

In November 2013, the Company’s Board of Directors granted John Genesi, the Company’s Chief Financial Officer, a stock option via the Company’s 2011 Stock Incentive Plan to purchase 10,000,000 shares of the Company’s common stock at an exercise price of $0.085 per share, which represents the fair value of one share of the Company’s common stock on the date of grant. Per the terms of the stock option agreement, the shares were to vest in twenty-four (24) equal monthly installments on the last day of each month commencing from and after October 31, 2013, they could be exercised at any time on or after the grant date, the term was ten years, and the options could be exercised on a cashless basis. The Company valued the options at $448,000 using the Black-Scholes option pricing model using the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 82.77%; (iii) risk free rate of 0.02%, (iv) expected term of 3 years, and a per share market price of $0.085, which was the closing price of the Company’s shares on November 1, 2013. Beginning in November 2013 and ending October 2015, the Company will expense the $448,000 at the rate of $18,667 per month over the 24-month vesting term of the option.

In November 2013, the Company’s Board of Directors approved a stock option grant to Rob Hunt, a Director and President of GrowLife Hydroponics, Inc., via the Company’s 2011 Stock Incentive Plan to purchase 12,000,000 shares of the Company’s common stock at an exercise price of $0.043 per share, which represents the fair value of one share of the Company’s common stock on June 7, 2013. The option grant was made retro-active to June 8, 2013, the date on which Mr. Hunt became a Director of the Company and the President of GrowLife Hydroponics, Inc. Per the terms of the stock option agreement, the shares were to vest in twenty-four (24) equal monthly installments on the last day of each month commencing from and after June 7, 2013, they could be exercised at any time on or after the grant date, the term was ten years, and the options could be exercised on a cashless basis. The Company valued the options at $228,000 using the Black-Scholes option pricing model using the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 82.77%; (iii) risk free rate of 0.04%, (iv) expected term of 2 years, and a per share market price of $0.043, which was the closing price of the Company’s shares on June 7, 2013. Beginning in June 2013 and ending May 2015, the Company will expense the $228,000 at the rate of $9,500 per month over the 24-month vesting term of the option.

The following is a summary of the Company’s outstanding stock options as of December 31, 2013.

	Options	Weighted Average Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding December 31, 2012	12,851,187	$0.090	8.2	$-
Forfeited	(6,000,000)	-	-	-
Issued	34,000,000	$0.070	-	$1,064,967
Outstanding December 31, 2013	40,851,187	$0.085	9.1	$1,064,967

Note that the above mentioned stock option grants were recorded in accordance with Financial Accounting Standards Board (FASB) ASC Topic 718, “Compensation – Stock Compensation”. The Company measured, and recorded, the fair value of the option grant as of the date of grant and is amortizing the computed value of the option grant over the related vesting period.

Warrants

At December 31, 2012, the Company had no warrants outstanding. On May 1, 2013, the Company issued warrants to Gemini Master Fund (“GMF”) entitling GMF to purchase, at their discretion, 5,000,000 shares of the Company’s common stock. The warrants have a five-year term with an original exercise price of $0.05 per share. The warrants vest immediately and are exercisable in whole, or in part, at any time and from time to time on or after the issue date and on or before the termination date. Per the terms of the Common Stock Purchase Warrant (the “Warrant Agreement”) between the Company and GMF, the exercise price was reset on June 4, 2013 to $0.035 per share due to the Company’s sale/issuance of shares at $0.035 per share under its Subscription Agreement. On September 5, 2013, the exercise price was reset again to $0.02156 per share as a result of the Company issuing shares of its common stock at said per share price in relation to a debt conversion related to the Company’s 7% Convertible Notes (see ”NOTE 19 – 7% CONVERTIBLE NOTE”).

The Company originally valued the warrants at $250,000 using the Black-Scholes option pricing model using the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 240%; (iii) risk free rate of 0.04% and (iv) expected term of 5 years. The Company fully expensed the entire $250,000 as a non-cash charge to “warrants issued expense” during the year ended December 31, 2013.

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

On October 11, 2013, Gemini Master Fund exercised the 5,000,000 warrants via a cashless exercise. At the time of exercise the Company revalued the derivative liability using the Black-Scholes option pricing model using the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 230%; (iii) risk free rate of 0.02% and (iv) expected term of 4.5 years (the same criteria used when valued at September 31, 2013), and determined that there had been no change in the fair value of the derivative liability since September 30, 2013. Accordingly, the Company reclassified the $312,500 derivative liability to additional paid-in capital on October 11, 2013. As of December 31, 2013, the Company no longer had a derivative liability related to these warrants.

On November 19, 2013, the Company issued 140,000,000 warrants to CANX USA, LLC (“CANX”) (see “ITEM 1. BUSINESS”) in accordance with the Joint Venture Agreement between the Company and CANX. The warrants have a five-year term with an original exercise price of $0.033 per share. The warrants vest immediately and are exercisable in whole, or in part, at any time and from time to time on or after the issue date and on or before the termination date. The Company valued the warrants at the time of issuance using the Black-Scholes option pricing model using the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 24.82%; (iii) risk free rate of 0.05% and (iv) expected term of 1 year, which resulted in a value of $5,040,000. The Company expensed the entire $5,040,000 at the time of issuance because the warrants vested immediately and were also exercisable immediately. This resulted in a $5,040,000 non-cash warrant expense.

On December 11, 2013, the Company issued 25,000,000 warrants to Hegyi, LLC (“Hegyi”), an entity controlled by Marco Hegyi, who was hired as President of the Company in December 2013. The warrants have a ten-year term with an original exercise price of $0.08 per share. The warrants vest immediately and are exercisable in whole, or in part, at any time and from time to time on or after the issue date and on or before the termination date. The Company valued the warrants at the time of issuance using the Black-Scholes option pricing model using the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 88.81%; (iii) risk free rate of 0.02% and (iv) expected term of 3 years, which resulted in a value of $1,725,000. The Company expensed the entire $1,725,000 at the time of issuance because the warrants vested immediately and were also exercisable immediately. This resulted in a $1,725,000 non-cash warrant expense.

For the year ended December 31, 2013, the Company recorded total non-cash warrant expense of $7,015,000, of which $250,000 was related to the GMF warrants, $5,040,000 was related to the CANX warrants, and $1,725,000 was related to the Hegyi warrants.

The following table summarizes warrant activity for our company during the years ended December 31, 2013 and 2012:

	Warrants	Weighted Average Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding December 31, 2012	-	$-	-	$-
Issued	170,000,000	0.040
Exercised	(5,000,000)	0.022
Outstanding December 31, 2013	165,000,000	$0.040	5.6	$-

NOTE 24 – INCOME TAXES

Deferred taxes represent the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Temporary differences result primarily from the recording of tax benefits of net operating loss carry forwards and stock-based compensation.

As of December 31, 2013, the Company has an insufficient history to support the likelihood of ultimate realization of the benefit associated with the deferred tax asset. Accordingly, a valuation allowance has been established for the full amount of the net deferred tax asset.

The Company’s effective income tax rate differs from the amount computed by applying the federal statutory income tax rate to loss before income taxes as follows:

	December 31,
	2013	2012

Income tax benefit at the federal statutory rate	-34%	-34%
State income tax benefit, net of federal tax benefit	-6%	-6%
Change in fair value of warrant liability	20%	20%
Change in valuation allowance for deferred tax assets	20%	20%
Total	0%	0%

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$5,895,966	$1,208,000
Less valuation allowance	(5,895,966)	(1,208,000)
Net deferred tax asset	$-	$-

Net operating loss carryforwards
Accumulated deficit	(21,380,138)	(3,020,566)
Effective tax rate	40%	40%
	8,552,055	1,208,000

As of December 31, 2013 and 2012, the Company had estimated Federal and California income tax net operating loss carryforwards of approximately $9,031,880 and $2,047,325, respectively.

Section 382 of the Internal Revenue Code can limit the amount of net operating losses which may be utilized if certain changes to a company’s ownership occur. The Company is in the process of evaluating whether such changes in ownership occurred, and its effect on the utilization of its loss carryforwards.

As a result of the implementation of certain provisions of ASC 740, Income Taxes, the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered uncertain. Therefore, there were no unrecognized tax benefits as of December 31, 2013 and 2012.

The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years

Federal	2010-2012

State	2009-2012

NOTE 25 – SUBSEQUENT EVENTS

Conversion of 6% Senior Secured Convertible Note

On January 3, 2014, a Holder of the Company’s 6% Senior Secured Convertible Notes converted the remaining $30,000 of principal and $2,901 of accrued and unpaid interest into 4,700,196 shares of the Company’s common stock at a per share conversion price of $0.007. Upon conversion the Holder’s note has been repaid in full.

Interest Purchase Agreement

On January 24, 2014, GrowLife, Inc. (the “Company”) executed an Interest Purchase Agreement (“IPA”) whereby Wise Phoenix LLC, a Nevada limited liability company (“WP”), and AJOA Holdings, LLC, a Nevada limited liability company (“AJOA”) (WP and AJOA may be collective referred to as “Sellers”), sold to Organic Growth International, LLC, a Nevada limited liability company (“’OGI”), 25% of the fully diluted outstanding equity of CEN Biotech, Inc., a corporation organized under the laws of Canada (“CEN”). OGI is the Company’s previously announced joint venture with CANX USA, LLC, a Nevada limited liability company (“CANX”). The Company has a 45% ownership interest in OGI and there are conditions under which it may gain a majority interest in the joint venture. The Company is obligated to issue shares of common stock to the Sellers (see below). CEN, under the authority and inspection of the Canadian authorities, has been authorized to build a medical marijuana growing facility in Canada, which could produce as much as 1.3 million pounds of dried marijuana annually. CEN has not yet received approval to grow, harvest, or sell medical marijuana.

In addition to the 25% equity interest in CEN, OGI is entitled to a preference should there be any Distributed Income from the Company. Distributed Income is defined as CEN’s net income, after adding non-cash expenses less any reserves designated by CEN’s Board of Directors. The reserves are not to exceed 20% of CEN’s gross revenues. Under the terms of the IPA, Distributed Income is to be allocated 60% to OGI, 20% to AJOA, and 20% to WP until distributions have been made equal to $40,000,000. After the distribution of $40,000,000, any Distributed Income is to be allocated 40% to OGI, 30% to AJOA, and 30% to WP. It is the intention of the parties to the IPA that distributions from available funds are to be made at least on an annual basis.

CEN’s obligations to OGI under the IPA are secured by all of CEN’s assets, excluding personal property and inventory to be sold in the normal course of CEN’s business. OGI shall retain this security interest until such time as CEN has distributed an amount equal to $40,000,000.

In exchange for the rights discussed above, the Company is obligated to issue a total of 235,964,118 restricted shares of its common stock (“Payment Shares”) ($40,000,000 calculated at $0.17 per share), should certain conditions be satisfied. 117,647,059 of the Payment Shares will go to WP and the other 117,647,059 Payment Shares will go to AJOA upon the satisfaction of the issuance conditions. In addition to certain document delivery requirements (e.g., financial statements and other corporate records), GrowLife will issue the Payment Shares only if it receives documentary evidence that a Canadian government agency has by contract, license, or otherwise granted specific rights to Sellers or CEN to grow, harvest, sell, import or export cannabis and cannabis bi-products in an amount not less than 1.3 million pounds of dried cannabis annually. If CEN is granted the right to grow, harvest, and sell less than 1.3 million pounds, then OGI has the right to rescind the IPA or reduce the Payment Shares proportionately. This transaction is also conditioned upon the Company’s shareholders approving an increase in the Company’s authorized common stock at the February meeting of shareholders.

Finally, the Payment Shares, should they ever be issued, are subject to registration rights. The Company is obligated to use its best efforts to register the Payment Shares as quickly as possible under applicable state and federal securities laws.

It is especially important to note that OGI assigned all of its interests in and rights under the IPA to GrowLife under a separate agreement. The details of this assignment are described under “Assignment” below.

CEN Biotech, Inc. Shareholder Agreement

On January 24, 2014, the Company entered into a Shareholder Agreement of CEN Biotech, Inc. (the “Shareholder Agreement”). The Shareholder Agreement contemplated OGI’s assignment of the 25% equity interest in CEN to the Company and therefore notes that the Company has a 25% interest. The Company, AJOA, WP, Creative Edge Nutrition, Inc., and one individual, collectively representing 93% percent ownership of CEN, have signed the Shareholder Agreement as of January 24, 2014, as well as CEN itself. Another eight individuals representing the remaining 7% are expected to sign the Shareholder Agreement.

Under the Shareholder Agreement, WP, AJOA, and CANX each have the right to select one director to serve on CEN’s Board of Directors. The Shareholder Agreement dictates that certain corporate actions cannot be taken without the affirmative vote of each director (e.g., incurring indebtedness in excess of $500,000 for matters outside of the then-current budget). Additionally, there shall be no new shareholders without the prior written consent of the CEN Board of Directors. If the Company, or any other shareholder, wants to sell their interest in CEN, then the Company must provide written notice of the terms and conditions of the proposed sale or transfer. This written notice must be provided to the CEN Board of Directors, which shall have a right of first refusal to acquire the selling shareholder’s interest. If sixty days pass and the CEN Board of Directors has not exercised their right, the selling shareholder may consummate the noticed transaction.

Master Equipment, Procurement and Services Agreement

On January 24, 2014, OGI and CEN entered into a Master Equipment, Procurement, and Services Agreement (“MEPS”) dictating that the legal cannabis growing equipment needs of CEN shall be supplied by the Company on a primary basis, so long as specifications, price, and quality are substantially equal. This arrangement is required by the joint venture agreement that created OGI, which mandates that OGI purchase all of its necessary goods and services from the Company on an exclusive basis. Since it is a beneficiary, the Company executed the MEPS to signal its acceptance.  In addition to functioning as a supplier, OGI was granted the global right to distribute all products and services sold or licensed by CEN anywhere in the world. The MEPS shall remain in effect for so longer as OGI or the Company is a CEN shareholder or five years, whichever is longer.

It should be noted that OGI assigned all of its interests in and rights under the MEPS to GrowLife under a separate agreement. The details of this assignment are described under “Assignment” below.

Profit Sharing Agreement

On January 24, 2014, WP, AJOA, OGI, and CEN entered into a Profit Sharing Agreement (“PSA”). Under the PSA, OGI is entitled to 7.7% of all Payments received by CEN. Payments are defined as total gross payments (including non-cash consideration), without setoff or deduction, paid directly or indirectly to CEN, its affiliates, or related parties. CEN has agreed to pay OGI the 7.7% of Payments on a quarterly basis until the cessation of the Company, subject to certain exceptions like mergers, acquisitions, and similar transactions. Lastly, when CEN’s cumulative manufacturing and sales volume reaches 1 million pounds of cannabis, CEN is required to make a $100 million distribution to OGI. It should be noted that OGI assigned all of its interests in and rights under the PSA to GrowLife under a separate agreement. The details of this assignment are described under “Assignment” below.

Assignment

On January 28, 2014, OGI assigned to the Company all of OGI’s right, title, and interest in and to the IPA, the Shareholder Agreement, MEPS, and PSA. The Company accepted this assignment along with all of its attendant rights and obligations.

RXNB TRANSACTION

RXNB Interest Purchase Agreement

On January 24, 2014, the Company executed an Interest Purchase Agreement (“RXNB IPA”) whereby WP and AJOA sold to OGI 40% of the fully diluted outstanding equity of R.X.N.B., Inc., a Nevada corporation (“RXNB”). As discussed above, the Company has a 45% ownership interest in OGI, a joint venture with CANX, and there are conditions under which it may gain a majority interest in the joint venture. The Company is obligated to issue shares of common stock to the Sellers under the RXNB IPA (see below). Among other ventures, RXNB manufactures and distributes vitamins, operates a laboratory, and owns certain cannabis growing-related intellectual property.

In addition to the 40% equity interest in RXNB, OGI is entitled to a preference should there be any Distributed Income (defined in CEN Transaction IPA). Under the terms of the RXNB IPA, Distributed Income is to be allocated 60% to OGI, 20% to AJOA, and 20% to WP until distributions have been made equal to $45,000,000. After the distribution of $45,000,000, any Distributed Income is to be allocated 40% to OGI, 30% to AJOA, and 30% to WP. It is the intention of the parties to the RXNB IPA that distributions from available funds are to be made at least on an annual basis.

RXNB’s obligations to OGI under the RXNB IPA are secured by all of RXNB’s assets, excluding personal property and inventory to be sold in the normal course of RXNB’s business. OGI shall retain this security interest until such time as RXNB has distributed an amount equal to $45,000,000.

In exchange for the rights discussed above, the Company is obligated to issue a total of 264,705,882 restricted shares of its common stock (“RXNB Payment Shares”) ($45,000,000 calculated at $0.17 per share). 132,352,941 of the RXNB Payment Shares will go to WP and the other 132,352,941 Payment Shares will go to AJOA. In the RXNB IPA, OGI guarantees that the Sellers will receive in the aggregate not less than $18,000,000 within nine months from January 24, 2014 or upon the Sellers’ liquidation of the RXNB Payment Shares, whichever is sooner. The RXNB Payment Shares will be issued by the Company to WP and AJOA after OGI receives certain documentation from WP, AJOA, and RXNB required by the RXNB IPA, including current and historical financial statements, insurance policy information, and certificates of good standing. OGI has the right to rescind the transaction should the required documents not be delivered within sixty business days. The RXNB Payment Shares will not be issued unless the Company’s shareholders approve and increase in the Company’s authorized common stock at the February meeting of shareholders.

Finally, the RXNB Payment Shares are subject to registration rights. The Company is obligated to use its best efforts to register the Payment Shares as quickly as possible under applicable state and federal securities laws.

RXNB Shareholder Agreement

On January 24, 2014, OGI, the joint venture co-owned by the Company, entered into a Shareholder Agreement of RXNB, Inc. (the “RXNB Shareholder Agreement”). AJOA and WP, the other two RXNB shareholders, along with RXNB itself, were also parties to the RXNB Shareholder Agreement.

Under the RXNB Shareholder Agreement, AP, AJOA, and CANX, the other co-owner of OGI, each have the right to select one director to serve on RXNB’s Board of Directors. Much like the CEN Shareholder Agreement, certain corporate actions cannot be taken without the affirmative vote of each director (e.g., paying discretionary bonuses to any officer or employee to the extent not included in the then-current budget). Additionally, there shall be no new RXNB shareholders without the prior written consent of the RXNB Board of Directors. If OGI, or any other shareholder, wants to sell their interest in RXNB, then OGI must provide written notice of the terms and conditions of the proposed sale or transfer. This written notice must be provided to the RXNB Board of Directors, which shall have a right of first refusal to acquire the selling shareholder’s interest. If sixty days pass and the RXNB Board of Directors has not exercised their right, the selling shareholder may consummate the noticed transaction.

RXNB Master Equipment, Procurement and Services Agreement

On January 24, 2014, OGI entered into a Master Equipment, Procurement and Services Agreement (“RXNB MEPS”) with RXNB dictating that the legal cannabis growing needs of WP, AJOA, and RXNB shall generally be supplied by the Company, so long as specification, price, and quality are substantially equal. This arrangement is required by the joint venture agreement that created OGI, which mandates that OGI purchase all of its necessary goods and services from the Company on an exclusive basis. Since it is a beneficiary, the Company executed the RXNB MEPS to signal its acceptance. In addition to functioning as a supplier, OGI was the worldwide right to market and distribute products sold or licensed by RXNB or its affiliates. The RXNB MEPS shall remain in effect for so long as OGI or the Company are shareholders or five years, whichever is longer.

RXNB Profit Sharing Agreement

On January 24, 2014, WP, AJOA, OGI, and RXNB entered into a Profit Sharing Agreement (“RXNB PSA”). Under the RXNB PSA, OGI is entitled to 40% of all Payments (same definition used in CEN Transaction) made to RXNB pursuant to RXNB’s 7% ownership of the gross licensing fees generated from a CEN license, or 2.8% of the total licensing fees. RXNB has agreed to pay OGI on a yearly basis until the cessation of the Company, subject to certain exceptions like mergers, acquisitions, and similar transactions.

Purchased Assets

In a January 24, 2014 document, the Sellers warranted that OGI shall receive a 40% interest in enumerated RXNB assets. These assets include all real property, equipment, and fixtures of RXNB and its subsidiaries, which have an approximate total value of $10,000,000. OGI will also receive a 40% ownership interest in all revenue streams and intellectual property owned by RXNB. The Company, through its minority interest in OGI, will not control these assets.

GENERAL NOTE ON RXNB TRANSACTION

OGI did NOT assign to the Company its interests under the various RXNB transaction documents. The Company does have a 45% ownership interest in OGI and will experience the benefits through that ownership.

Issuance of Warrants

On January 30, 2014, the Company issued warrants to a third party consultant (“the Holder”) granting the Holder the right to purchase 1,000,000 shares of the Company’s common stock at $0.28 per share, which represents the fair value of one share of the Company’s common stock as of January 30, 2014. Per the terms of the Warrant Agreement, the Holder can, at his sole discretion, exercise the warrants at any time on or after the date the Holder achieves the specified milestones contained in the Warrant Agreement. The term of the Warrant Agreement is ten (10) years from the date of grant, which is January 30, 2014. The issuance of this Warrant Agreement is contingent on formal approval by the Company’s Board of Directors, which has not been granted as of the time of this filing.

Conversion of 12% Senior Secured Convertible Notes

On January 31, 2014, a Holder of the Company’s 12% Senior Secured Convertible Notes (see “NOTE 18 – 12% SENIOR SECURED CONVERTIBLE NOTES”) converted the entire $408,000 of principal and $31,688 of accrued and unpaid interest into 12,562,518 shares of the Company’s common stock at a per share conversion price of $0.035. Upon conversion by the Holder, all of the principal and accrued and unpaid interest related the 12% Senior Secured Convertible Notes had been fully satisfied as of January 31, 2014.

Stock Option Exercise

On January 31, 2014, the Holder of a stock option granting Holder the right to purchase 2,351,187 shares of the Company’s common stock (see “NOTE 23 – STOCKHOLDERS’ DEFICIT”) exercised his option at a per share exercise price of $0.019 for total cash proceeds to the Company of $44,673.

G.I.F.T Transaction

On January 31, 2014, the Company signed its first GrowLife Infrastructure Financing Transaction (G.I.F.T.) with CMMS, Inc. (“CMMS”), an Aspen, Colorado based medicinal cannabis company. Per the terms of the G.I.F.T. agreement, the Company has agreed to finance $280,000 of equipment, to be purchased from the Company, over a term of 5.5 years (66 months), with monthly payments in the amount of $6,878 beginning in month seven and ending in month sixty-six. This G.I.F.T. agreement was personally guaranteed by the President of CMMS.

Special Meeting of Shareholders

On February 7, 2014, GrowLife, Inc., a Delaware corporation (the “Company”), held a Special Meeting of Shareholders for the sole purpose of approving an amendment to the Company’s Certificate of Incorporation (the “Amendment”) to increase the authorized shares of common stock of the Company (“Common Stock”) from 1,000,000,000 to 3,000,000,000 (the “Common Stock Proposal”). The Company’s Board of Directors (the “Board”) previously approved the Common Stock Proposal effective December 9, 2013, subject to shareholder approval at the Special Meeting of Shareholders. The Common Stock Proposal was approved by Shareholders representing approximately 68.5% of the outstanding shares of the Company’s Common Stock voting at the meeting either in person or by proxy. A total of 573,878,915 votes were cast at the meeting either in person or by proxy which represents approximately 77.7% of the issued and outstanding shares of the Company’s Common Stock. Of the votes cast at the meeting, 506,035,500 shares voted in favor of the Common Stock Proposal (88.2% of shares voted) and 64,148,711 shares voted against (11.2% of shares voted), with 3,694,704 shares abstaining (0.6% of shares voted).  There were no broker non-votes. The shareholder approval formally authorized the Company to file the Certificate of Amendment, which is effective as of February 13, 2014.

Shares Issued to Consultant

On February 13, 2014, the Company issued 29,420 shares of its common stock to an independent third party consultant as payment in full for services rendered. The shares were valued at $10,000 in the aggregate and $0.339 per share, which represents the average closing price of one share of the Company’s common stock for the previous ten (10) trading days.

Shares Issued to Public/Investor Realtions Consultant

On February 16, 2014, the Company issued 1,250,000 shares of its common stock to Integrity Media, Inc, (“Integrity”) the Company’s public/investor relations consultant. The issuance of these shares represents the second installment of shares due to Integrity with relation to a consulting agreement signed in November 2013. The shares were valued at $100,000 in the aggregate and $0.08 per share.

Consulting Agreement with a Board Member

On February 26, 2014, the Company engaged Jeff Giarraputo, who is currently a member of the Company’s Board of Directors, as an advisor to the Company for six (6) months, effective as of February 15, 2014. The scope of the work to be performed by Mr. Giarraputo is to provide marketing, business development, and general management to the Company as related to the cannabis industry. As compensation for these services, the Company, pending approval by its Board of Directors, will grant Mr. Giarraputo a stock option to purchase 2,000,000 shares of the Company’s common stock at $0.31 per share, which represents the 30-day trailing average of the Company’s common stock. All shares subject to the option will vest over a 6-month period beginning on the date of engagement (the “Vesting Commencement Date”). One-sixth (1/6) of the shares will vest one month after the Vesting Commencement Date, and thereafter 1/6th of the shares will vest each month on the same day of each month corresponding to the Vesting Commencement Date until all shares have vested, provided that Mr. Giarraputo does not cease to be a consultant of the Company prior to such date. The stock option grant shall be subject to the terms and conditions of the Company’s 2011 Stock Incentive Plan (“SIP”), including vesting requirements. No right to any stock is earned or accrued until such time that the shares become vested, nor does the grant confer any right to continue vesting or employment. As of the time of this filing, the Company’s Board of Directors had not approved this stock option grant.

Conversion of 7% Convertible Notes

On March 7, 2014, a Holder of one of the Company’s 7% Convertible Notes issued on October 11, 2013 (see “NOTE 19 – 7% CONVERTIBLE NOTES”) converted $50,000 of principal into 2,000,000 shares of the Company’s common stock at a per share conversion price of $0.025. The original principal amount of this Holder’s 7% Convertible Note was $250,000, which, after conversion of the $50,000, results in an outstanding principal balance of $200,000 which was converted into shares of the Company's common stock on March 18, 2013.

Letter of Intent With Vape Holdings, Inc.

On March 17, 2014, the Company announced that it had entered a Letter of Intent (“LOI”) with Vape Holdings, Inc. (“Vape”) to fund the research and development of patentable technology to create pharmaceutical grade extractions from cannabis. Per the terms of the LOI, each Company will bring its specific expertise to the joint venture; GrowLife providing equipment manufacturing while Vape provides guidance for the process technology and concentrate formulas. Cannabis extractions are a rapidly growing market segment of the legal cannabis market, and believed by many to be a significant part of the future of cannabis as consumers transition from the carcinogens often included with historical methods of drug delivery to the more modern, safer, and efficient systems reliant on cannabis extracts. To that end, the Company and Vape are intent on introducing medical, food, and pharma grade practices into the cannabis industry; from cultivation to extraction to delivery. This joint venture looks to service a void in the industry with regard to SOPs (Standard Operating Procedures) and GMPs (Good Manufacturing Practices), which are instrumental in all regulated food and pharma grade production/manufacturing

Conversion of 7% Convertible Notes

On March 18, 2014, three (3) Holders of the Company’s 7% Convertible Notes in the original principal amount of $600,000 issued on October 11, 2013 (see “NOTE 19 – 7% CONVERTIBLE NOTES”) converted all of the outstanding principal and accrued and unpaid interest related to their notes into 22,727,668 shares of the Company’s common stock at a per share conversion price of $0.025. The amount of principal converted was $550,000 and the accrued and unpaid interest totaled $18,192. Upon conversion by these three Holders, the Company had fully satisfied its obligations to these three Holders.

Stock Option Exercise

On March 20, 2014, the Holder of 4,500,000 stock options originally granted in May 2011 at an exercise price of $0.23 per share, converted, on a cashless basis, the entire option, which resulted in the Company issuing 2,775,000 shares to the option Holder. The cashless conversion was computed using the $0.60 share price as of March 19, 2014, which was in accordance with the terms of the option agreement.

Legal Matter

On March 20, 2014, Wise Phoenix, LLC (“WP”) and AJOA Holdings, LLC (“AJOA”), collectively referred to as the “Sellers,” and R.X.N.B., Inc., a Nevada Corporation (“RXNB”) initiated a lawsuit against the Company and OGI, the Company’s Joint Venture, in Clark County, Nevada in its Business Court division in regards to a Sellers Interest Purchase Agreement (“RXNB Agreement”) with the Company and OGI.  The Sellers and RXNB claim that the Company must effect registration of Company shares issuable to Seller in connection with the RXNB Agreement since it had complied with the provisions set forth in the RXNB Agreement and delivered documents and instruments to the Company.  The Company contends that the Sellers and RXNB have not met the requirements established by the RXNB Agreement and therefore the Company is not obligated to register or issue the shares.

On March 24, 2014, Sellers, RXNB, OGI and the Company agreed to extend the closing date of the RXNB Agreement to April 4, 2014.  Additionally, Sellers and RXNB agreed to withdraw their lawsuit against the Company and OGI without prejudice.

Shares Issued to Board Members

On March 31, 2014, the Company issued 500,000 shares, 2,000,000 shares in the aggregate, to each of its four (4) independent Board members as compensation for their Board service for the January 1, 2014 through March 31, 2014 period. The shares were valued at $0.02 per share and $40,000 in the aggregate and were issued in accordance with an August 2012 Board grant. The four independent Board members are Eric Shevin, Alan Hammer, Tony Ciabatonni, and Jeff Giarraputo.

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

As of December 31, 2013, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2013, our disclosure controls and procedures were effective.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on the results of this assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2013 due to the limited size of our staff and budget. The following weaknesses/areas of concern were uncovered by our evaluation:

•	The lack of a computerized accounting system that links the Company’s different physical locations
•	The lack of a centralized Accounting/Finance department operating from the same location as the Company’s senior management
•	A lack of an offsite backup for the Company’s critical computerized data
•	A lack of a detailed, and written, set of company policies and procedures
•	Our information systems lack sufficient controls limiting access to key applications and data
•
Our inventory system lacks standardized product descriptions and effective controls to ensure the accuracy, valuation, and timeliness of the financial accounting process around inventory, including a lack of accuracy and basis for valuation resulting in adjustments to the amount of cost of revenues and the carrying amount of inventory.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2013 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names, ages, and positions of our current executive officers and directors. All directors serve until the next annual meeting of stockholders or until their successors are elected and qualified. Officers are appointed by our board of directors and their terms of office are, except to the extent governed by an employment contract, at the discretion of our board of directors.

Name	Age	Position Held and Tenure

Sterling C. Scott	58	Director since April 5, 2012 Chief Executive Officer, President, Secretary since April 5, 2012
John Genesi	49	Named Chief Financial Officer July 22, 2013
Justin Manns	38	Former Chief Financial Officer, resigned July 22, 2013. Former Director, resigned as a Director December 19, 2013. Currently Controller of GrowLife Hydroponics, Inc.
Marco Hegyi	56	Joined the Company as President on December 4, 2013. Also joined the Company’s Board of Directors on December 9, 2013
Rob Hunt	41	Joined the Company as President of GrowLife Hydroponics, Inc. on June 7, 2013. Also joined the Company’s Board of Directors on June 7, 2013
Eric Shevin	48	Joined the Company’s Board of Directors on April 1, 2013
Alan Hammer	67	Joined the Company’s Board of Directors on December 17, 2013
Anthony Ciabattoni	70	Joined the Company’s Board of Directors on December 19, 2013
Jeff Giarraputo	43	Joined the Company’s Board of Directors on December 19, 2013
Craig Ellins	59	Former Director who resigned as a Director April 12, 2013. Originally joined the Company as a Director March 9, 2011
Bob Kurilko	50	Former Director who resigned as a Director November 2, 2013. Originally joined the Company as a Director June 29, 2012

Biographical Information

Sterling C. Scott - Mr. Scott has almost 30 years of experience in a combination of managing small to medium sized businesses and in practicing business law. Mr. Scott was an associate and partner with Jenner & Block in Washington D.C. and concentrated on federal regulatory issues affecting businesses and related litigation until 1990. Subsequently, he transitioned to the Senior Management Team and General Counsel for Technical Management Services Company (TAMSCO), a privately held company with 800 employees and worldwide business interests, along with directly managing a TAMSCO incubator company engaged in innovative microbial solutions to water contamination. Most recently, Mr. Scott has served as Chief Executive Officer of SG Technologies, Corp. and has led the successful development and marketing of its innovative Stealth Grow LED line of technology products for the hydroponics industry. Mr. Scott received a Bachelor of Arts in Social Sciences from Shimer College and a Juris Doctor from DePaul University. Mr. Scott’s past experience, qualifications, attributes and skills led to the conclusion that Mr. Scott should serve on our Board in light of our proposed business and structure. Mr. Scott’s prior experience as Chief Executive Officer of SG Technologies, Corp., where he gained invaluable experience and contacts within both the hydroponics and cannabis industries, combined with his legal background, make him perfectly suited to be the Company’s Chief Executive Officer and a Director. Given the currently “challenging” legal framework of the cannabis industry, having a Chief Executive Officer and Director with a strong legal background is considered, by the Company, to give us a significant advantage as related to corporate strategy.

John Genesi - Mr. Genesi serves as the Company’s Chief Financial Officer, a position that he has held since July 22, 2013. Mr. Genesi has extensive experience in both public accounting and corporate finance, having served as the Chief Financial Officer at two other public companies. John’s corporate career in accounting/finance began in 1988 after he graduated from California State University, Fullerton with a Bachelor of Arts degree in Business Administration with a concentration in Finance. He began his career in the Finance department of a major U.S. aerospace company. After 5 years in the aerospace industry, John moved to Montana to manage a 6,000-acre ranching and mining operation. Next up was a venture capital backed high-tech startup in Silicon Valley, where he worked as Controller for a company that eventually grew to 300 employees. After his Silicon Valley experience, John moved back to southern California to become the Chief Financial Officer at Technical Services & Logistics, Inc (“TSLi”). It was here that he gained his first SEC reporting experience, as TSLi completed a reverse merger into a publicly traded shell company. John’s next CFO role came at LandBank Group, Inc. and its sister company, Strategic Financial Companies, LLC. As CFO of these companies, John presided over LandBank’s reverse merger into a publicly traded shell company and its subsequent SEC reporting obligations. While building and managing LandBank, John was also helping to take Strategic from a business plan to a company with over 100 employees and $30 million in revenue. During the five (5) years prior to joining GrowLife, Mr. Genesi served as Controller for a $35M Los Angeles based healthcare company (July2012 through March 2013) and as Chief Financial Officer of LandBank Group, Inc. and Strategic Financial Companies, LLC (June 2006 – May 2012).

Justin Manns - Mr. Manns serves as the Controller of GrowLife Hydroponics, Inc. while also managing the Company’s retail store in Santa Rosa, CA. Mr. Manns has an array of experience in public accounting, business management, and biological and health sciences. He has worked as a marine biologist, collecting, recording and analyzing data for the National Marine Fishery Service. He has served as an auditor for Ernst and Young in McLean, Virginia and the Reznick Group in Bethesda, Maryland. Mr. Manns received a Bachelor of Science in Accounting and Business Management from the The Robert H. Smith School of Business at the University of Maryland. He received a Bachelor of Science degree in Environmental & Biological Sciences from Antioch College in Yellow Springs, Ohio. Mr. Manns’ past experience, qualifications, attributes and skills led to the conclusion that Mr. Manns should serve on our Board in light of our proposed business and structure. During the five (5) years prior to joining GrowLife, Inc., Mr. Manns served as the Chief Financial Officer of SG Technologies, Corp. (August 2011 - March 2012) and prior to his work at SG Technologies, Corp. he worked as a Chiropractic Physician in Columbus, Ohio.

Marco Hegyi - Mr. Hegyi joined the Company as its President and a Member of its Board of Directors on December 9, 2013. Mr. Hegyi has served as an independent director since February 14, 2008 and as Chairman of the Board since May 2011 of Visualant, Inc.  Mr. Hegyi has been a principal with the Chasm Group since 2006, where he has provided business consulting services.  As a management consultant, Mr. Hegyi has applied his extensive technology industry experience to help early-stage companies.  Over the last four years he has focused on business planning, operational management, and financial supervision.

Prior to working as a consultant in 2006, Mr. Hegyi served as Senior Director of Global Product Management at Yahoo!.  Prior to Yahoo!, Mr. Hegyi was at Microsoft leading program management for Microsoft Windows and Office beta releases aimed at software developers from 2001 to 2006.  While at Microsoft, he formed new software-as-a-service concepts and created operating programs to extend the depth and breadth of the company’s unparalleled developer eco-system, including managing offshore, outsource teams in China and India, and being the named inventor of a filed Microsoft patent for a business process in service delivery.

During Mr. Hegyi’s career he has served as President and CEO of private and public companies, Chairman and Director of boards, finance, compensation and audit committee chair, Chief Operating Officer, Vice-President of sales and marketing, Senior Director of product management, and he began his career as a systems software engineer.  His patents issued to date include Configuring and Allocating Software Product Technical Services, United States US 7904875, issued March 8, 2011; Systems and Methods for Processing Eggs , United States US 8455026, issued June 4, 2013; Systems and Methods for Processing Eggs , United States US 8455030, issued June 4, 2013; and, Systems and Methods for Processing Eggs, United States US 8657098, issued February 25, 2014.

Mr. Hegyi earned a Bachelor of Science degree in Information and Computer Sciences from the University of California, Irvine, and has completed advanced studies in innovation marketing, advanced management, and strategy at Harvard Business School, Stanford University, UCLA Anderson Graduate School of Management, and MIT Sloan School of Management.

Mr. Hegyi’s prior experience as Chairman and Chief Executive Officer of public companies, combined with his advanced studies in business management and strategy, were the primary factors in the decision to add Mr. Hegyi to the Company’s Board of Directors. As the Company continues to grow/expand, it will need a highly skilled individual such as Mr. Hegyi to manage the Company’s business operations while also interacting with the investment community.

Robert Hunt – Mr. Hunt, age 41, is a director and Executive Vice President of GrowLife, Inc as well as the current President of GrowLife Hydroponics. Mr. Hunt has spent the past five years in the Gardening Industry specializing in Organic and Hydroponic growing methods formerly as the majority owner and CEO of both Rocky Mountain Hydroponics (RMH) in Colorado and Evergreen Garden Centers (EGC) in Massachusetts, New Hampshire, and Maine. He is a professional consultant to many dispensary owners and license seekers in multiple jurisdictions.

As the CEO of RMH and EGC, Mr. Hunt grew from one location to five and significantly increased revenue over each year of leadership, building it to annual sales of close to four million dollars. Mr. Hunt is also an active attorney in the State of Colorado, where he has helped advise and guide many cannabis dispensaries through a rapidly changing legal landscape.

Mr. Hunt is also the Chairman of the Coalition for Responsible Patient Care, based in Massachusetts, where he has taken an active role in helping to develop and implement the fledgling medical cannabis market in the Commonwealth.

Mr. Hunt has authored articles for publications as diverse as Hydrolife Magazine, Urban Garden and the Medical Marijuana Business Daily (MMBD). He is often quoted in articles as a professional in both the hydroponics and the medical cannabis industry, including publications such as The Boston Globe, The Boston Herald, The Boston Business Journal, CannaBusiness Magazine, The Phoenix, and Wicked Local. Mr. Hunt has also been a panelist for the National Cannabis Industry Association (NCIA) and the MMBD. He has been interviewed by: Entrepreneur Magazine, Fortune Magazine, The Boston Business Journal, NBC News, ABC News, The Boston Herald, MMJ Business Daily, iCannabis Radio, Unregular Radio, and The Cannabis Financial Network as well as numerous other publications and media outlets.

As one of the principal developers of Cannabis.org, a website focused on changing the scheduling of cannabis away from being a schedule I drug on the Federal Government’s list of controlled substances, Rob has been responsible for the majority of the written blogging commentary on the Cannabis.org Facebook page (www.https://www.facebook.com/tellthetruthfederalgovernment) and website (www.cannabis.org).

Mr. Hunt graduated from Suffolk University Law School in 2007 where in his final year he completed a semester long independent study about the disparity between cannabis being a Schedule I drug according to the Federal Government, yet at the time, thirteen U.S. States had medicinal cannabis laws on their books.

Rob graduated from the University of Vermont in 2003 where he was the Speaker of the Senate in the Student Government and active in helping change the rules preventing students with prior arrests for drug possession from being prevented in obtaining federally backed student loans. Prior to this Mr. Hunt was the CEO of All About Content, a technology start-up based in Aliso Viejo, CA. He has also found success as both an accomplished sushi chef and a competitive professional skier.

The Company added Mr. Hunt to its Board of Directors because of Mr. Hunt’s vast knowledge and contacts within both the cannabis and hydroponics industries. An important part of the Company’s strategy is to grow via acquisitions, and we believe that Mr. Hunt’s significant industry experience and related network of contacts should prove to be extremely valuable to the implementation of the Company’s strategic vision.

Eric Shevin - Mr. Shevin, through his practice “Law Offices of Eric D. Shevin and Associates”, represents clients exclusively in the area of State and Federal criminal law with a focus on marijuana and drug cases. Mr. Shevin’s practice, at which he has worked for the prior five (5) years, also represents clients in matters dealing with medical marijuana business formation and corporate representation. Presently, Mr. Shevin teaches a course on Medical Marijuana Laws to the Los Angeles County Judiciary, in addition to teaching at the NACDL Advanced Criminal Law Seminar in Aspen, Colorado. Mr. Shevin represents individuals nationally and has won significant victories for his clients in Hawaii, Louisiana, North Carolina, Utah, Arkansas, Missouri, Ohio, New York, Nevada, Texas, and Tennessee. Prior to starting his own practice, Mr. Shevin was a partner in a high volume criminal defense practice specializing in marijuana matters, unlawful searches, illegal police conduct, and unauthorized destruction of evidence. Mr. Shevin represented the California Hemp and Health Initiative on Writ of Mandate to the California Supreme Court and developed expertise in the areas of cannabis yield ratios, medical efficacy of marijuana, and government cultivation guidelines.

Mr. Shevin received his Juris Doctor degree from the University of San Diego in 1992. Mr. Shevin completed a judicial clerkship with the Honorable Judge Bernard Revak of the San Diego Superior Court and interned with the San Diego County District Attorney’s office, Juvenile Division. Mr. Shevin obtained his Bachelor of Science degree at San Diego State University in 1989. He is past President of the Financial Management Association’s National Honor Society. Through 20 years of daily courtroom experience, Mr. Shevin has developed extensive knowledge of all issues concerning marijuana and medical marijuana, including, but not limited to, defending marijuana cases in State and Federal court, cannabis yield ratios, medical efficacy of marijuana, and State Guidelines for the operation of cooperatives.

Mr. Shevin has been published in The 420 Times, “As A Medical Marijuana Patient, What Are My Rights?”; Volume 3, 2010 and the West Coast Leaf, “LA’s Strict Ordinance Draws Patient Backlash”; Volume 3, No. 2, Summer 2010. Mr. Shevin has also been featured and/or quoted in more than 25 articles and news stories including the following media outlets: Los Angeles Times, Los Angeles Daily Journal, ABC News, CBS News, MSNBC, Fox News, Newshour with Jim Lehrer, Huffington Post, National Public Radio, Hartford Courant, Orange County Register, Orange County Weekly, The 420 Times, West Coast Leaf, Marijuana Anti Prohibition Project, Press Enterprise, Metropolitan News Enterprise, Hemp Evolution, The Compassion Club, Cannabis News, The Medical Marijuana Magazine, The Marijuana News, and High Times Freedom Fighter of the Month.

Mr. Shevin’s published opinion was “People v. Bergen, 166 Cal.App.4th 161 (2008). Established conclusive rights of medical marijuana patients to manufacture concentrated cannabis without the use of chemicals”.

His teaching experience includes:

•	“HAS MEDICINE GONE TO POT; (The Marijuana Law, Its Impact on You and Our Community)”, 2nd Annual Pasadena Medical Society and Alliance Community Forum.
•
National Association of Criminal Defense Lawyers, Advanced Criminal Law Seminar, Aspen 2011.  “TOMORROWS ISSUES TODAY, DEFENDING MEDICAL MARIJUANA CASES IN FEDERAL COURT AND MEDICAL MARIJUANA BUSINESS FORMATION AND REPRESENTATION.

•	“MEDICAL MARIJUANA LEGAL SEMINAR”, Course on Medical Marijuana Law to the Los Angeles County Judiciary, Winter 2011.
•	“MEDICAL MARIJUANA LEGAL ISSUES”, National Business Institute, Continuing Education for Legal Professionals. April 2011, 2012.
•	“MARIJUANA LAWS; WHAT’S THE LATEST”, Criminal Law Section MCLE Event, San Fernando Valley Bar Association. January, 2013.
•
Mr Shevin’s awards, honors, and affiliations are as follows:

•	Member, United States Supreme Court.
•	Southern California Super Lawyer for 2004, 2005 and 2009, 2012, 2013.
•	Defender of Justice Award, Americans for Safe Access, 2008.
•	Lifetime member, Legal Committee for the National Organization for the Reform of Marijuana Laws.
•	Sustaining member, Criminal Courts Bar Association, Los Angeles County.

Mr. Shevin’s legal experience/expertise in the cannabis industry was the motivation to add him to the Company’s Board of Directors. As the country’s legal framework related to cannabis evolves and changes, at what we believe will be a rapid pace, having a legal expert such as Mr. Shevin is considered, by the Company, to be critical in helping us plan and implement corporate strategy in a law abiding manner.

Alan Hammer – Mr. Hammer is a partner in the Roseland, New Jersey law firm of Brach Eichler L.L.C., at which he has been employed the past five (5) years. He joined the predecessor firm immediately after graduation in 1971. He is former Managing Partner and a Member of the Executive Committee and Real Estate Practice Group. He has concentrated his practice in the areas of investment real estate transactions and tax certiorari proceedings. He has been peer review rated as AV Preeminent by Martindale-Hubbell for 25 years, its highest rating. He has been recognized by his peers as among the Best Lawyers in America and as a New Jersey Super Lawyer for the last 10 years. In 2014 he was named by Best Lawyers as the 2014 Newark Litigation – Real Estate “Lawyer of the Year”. He is also a Tier 1 attorney in Chambers USA. In addition to the practice of law, since 1972 when Mr. Hammer acquired his first apartment house he has been personally active in the ownership, management, and operation of investment properties, primarily apartment complexes, in New Jersey and Eastern Pennsylvania. Mr. Hammer served as Acting Chairman and CEO of Kushner Companies from August 2005 through September 2007 while continuing to practice law with the firm. Kushner Companies is a private real estate company which owned and operated over 20,000 apartments in New Jersey, New York, Pennsylvania, Delaware and Maryland as well as industrial properties, retail properties, office buildings, and hotels. After completing the successful sale of a 17,000 unit multifamily portfolio comprised of 86 properties in four states to AIG for an amount close to two billion dollars, Mr. Hammer returned to the full time practice of law. Mr. Hammer earned his J.D. from Rutgers University of Law in 1971 and his B.S. in real estate from Rider University in 1968. He is a member of the Bars of New Jersey, New York, and Pennsylvania.

The Company added Mr. Hammer to its Board of Directors because of his legal background and also because of his vast real estate experience. We have previously mentioned the importance of having strong legal experience to help us devise and implement corporate strategy, but the Company also believes that real estate will be a significant factor in the future of the cannabis industry. As more dispensaries and grow operations enter the industry, they will need facilities, ie real estate, in which to conduct their operations. We believe that having a Director such as Mr. Hammer, who has a tremendous real estate background, is a very significant advantage to the Company.

Anthony Ciabattoni - Mr. Ciabattoni has an entrepreneurial background that includes the formation, growth, and eventual sale of three successful start-up companies. Since 1996, Mr. Ciabattoni has been a private investor and currently manages a diverse investment portfolio with assets ranging from real estate, satellite communications, and software. His business background includes sales and marketing management positions with two Fortune 150 companies. He was the founder of Pacific Business Interiors, which became the largest distributor of Steelcase office furniture in Southern California, and a leading facilities management service provider to Fortune 500 companies. In addition to serving as President and CEO of Pacific Business Interiors from 1983 until its sale in 1996, Mr. Ciabattoni founded Recycled Office Solutions in 1993, a re-manufacturer of office furniture systems. Since selling those companies, Mr. Ciabattoni has been involved in a wide range of investments in the real estate, energy, and private equity sectors. He serves as a member of the Board of Advisors for Waveland Capital Group, LLC, an investment banking firm that advises and raises capital for early-stage medical technology companies, including NeoMatrix, LLC. Mr. Ciabattoni served as a director of Transeastern Properties, a real estate development company recently acquired by Technical Olympic USA, Inc. Mr. Ciabattoni received a Bachelor of Arts Degree from the University of Delaware.

Mr. Ciabattoni’s past experience building, growing, and selling companies were the qualifications that prompted us to add him to our Board of Directors. The Company is committed to growing from its current size/state to one that is an industry leader in terms of both size and scope. Given his past success in building companies, we believe that having Mr. Ciabattoni as a Director will help us achieve our growth related goals.

Jeff Giarraputo - Mr. Giarraputo has served on the Board of Directors of GrowLife, Inc. since December 19, 2013. In 1996 Mr. Giarraputo co-founded the global advertising agency Factory Design Labs, the visionary leader in customer creation for culture-driven lifestyle brands. From 1996 until current, Mr. Giarraputo has built Factory Design Labs into a multi-national agency with offices in Denver, USA, Shanghai, China and Verbier, Switzerland. In 2004, Mr. Giarraputo co-founded Beatport, the largest music store for DJs in the world. Beatport was privately held and headquartered in Denver, USA and Berlin, Germany until it was acquired in 2013. Mr. Giarraputo currently consults with a number of private equity companies as an advisor and/or board member. He is also an investor and mentor in several start-ups and later stage companies.

The Company added Mr. Giarraputo to its Board of Directors because of his sales and marketing, and in particular his “branding”, experience/expertise. The Company is committed to establishing the GrowLife brand as an industry leader, which makes an individual with Mr. Giarraputo’s experience and skillset a welcome addition to our Board of Directors.

Significant Employees

None.

Family Relationships

None.

Voting Arrangements

None.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2013, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

Item 405 – Compliance with Section 16(a) of the SEA, 1934 – Regulation S-K

The Company has a duty to file certain forms pursuant to Section 16(a) of the SEA in regards to insider trading of officers, directors, and beneficial owners of more than ten (10%) of any class of equity securities of the Company. Based on review of copies of such forms received by it, or written representations from certain reporting persons, the Company believes all filing requirements applicable to its officers, directors and greater than ten (10%) percent beneficial owners were complied with except for the following below:

Item 405a Requirements

Section 16(a) Beneficial Ownership Reporting Compliance

Form 3

Form 3 is an initial reporting document to be filed by all insiders during the fiscal year listing the insider’s holdings of company securities, including derivative securities such as stock options. The insider must file a Form 3 within 10 calendar days of becoming a director, officer, or greater than ten (10%) beneficial owner of Company stock. The insider must file a Form 3 even if the insider does not have a pecuniary interest in any stock of the company at the time of filing.

The following director(s), officer(s), or beneficial owner(s) of more than ten (10%) percent of any class of equity securities failed to file Form 3 on a timely basis as required by Section 16(a) of the SEA during the most recent fiscal year or prior fiscal years.

1.	Marco Hegyi

Marco Hegyi has one (1) Form 3 filing where zero (0) transactions needed to be reported, but the Form 3 was not filed on a timely basis. Currently, the Company is aware that there is one (1) known failure to file a required Form 3. However, the Company will remedy the situation by filing Marco Hegyi’s Form 3 no later than March 31, 2014.

2.	Alan Hammer

Alan Hammer has one (1) Form 3 filing where zero (0) transactions needed to be reported, but the Form 3 was not filed on a timely basis. Currently, the Company is aware that there is one (1) known failure to file a required Form 3. However, the Company will remedy the situation by filing Alan Hammer’s Form 3 no later than March 31, 2014.

3.	Anthony Ciabattoni

Anthony Ciabattoni has one (1) Form 3 filing where zero (0) transactions needed to be reported, but the Form 3 was not filed on a timely basis. Currently, the Company is aware that there is one (1) known failure to file a required Form 3. However, the Company will remedy the situation by filing Alan Hammer’s Form 3 no later than March 31, 2014.

4.	Jeffrey Giarraputo

Jeffrey Giarraputo has one (1) Form 3 filing where zero (0) transactions needed to be reported, but the Form 3 was not filed on a timely basis. Currently, the Company is aware that there is one (1) known failure to file a required Form 3. However, the Company will remedy the situation by filing Alan Hammer’s Form 3 no later than March 31, 2014.

Form 4

Form 4 reflects any change in an insider’s beneficial ownership of the company’s securities, including transactions that are exempt from short-swing profit recovery under Rule 16b-3 under the SEA, such as the grant, exercise or conversion of stock options or other derivative securities or the withholdings of shares for tax purposes and must be filed within two (2) days of the transaction

The following director(s), officer(s), or beneficial owner(s) of more than ten (10%) percent of any class of equity securities failed to file Form 4 on a timely basis as required by Section 16(a) of the SEA during the most recent fiscal year or prior fiscal years.

1.	Sterling Scott

Sterling Scott has three (3) Form 4 filings where three (3) transactions were not reported on a timely basis. Currently, the Company is aware that there are three (3) known failures to file a required Form 4. However, the Company will remedy the situation by filing a Form 5 for Sterling Scott that reflects these transactions no later than March 31, 2014. The Company also acknowledges that Sterling Scott’s Form 5 reflecting these transactions is also not filed on a timely basis.

2.	John Genesi

John Genesi has one (1) Form 4 filing where one (1) transaction was not reported on a timely basis. Currently, the Company is aware that there is one (1) known failure to file a required Form 4. However, the Company will remedy the situation by filing a Form 5 for John Genesi that reflects this transaction no later than March 31, 2014. The Company also acknowledges that John Genesi’s Form 5 reflecting this transaction is also not filed on a timely basis.

3.	Justin Manns

Justin Manns has one (1) Form 4 filing where four (4) transactions were not reported on a timely basis. Currently, there are no known failures, and thus, the Company does not intend to file a subsequent Form 4 or 5 for Justin Manns.

4.	Marco Hegyi

Marco Hegyi has one (1) Form 4 filing where one (1) transaction was not reported on a timely basis. Currently, the Company is aware that there is one (1) known failure to file a required Form 4. However, the Company will remedy the situation by filing a Form 5 for Marco Hegyi that reflects this transaction no later than March 31, 2014. The Company also acknowledges that Marco Hegyi’s Form 5 reflecting this transaction is also not filed on a timely basis.

5.	Robert Hunt

Robert Hunt has one (1) Form 4 filing where two (2) transactions were not reported on a timely basis. Currently, the Company is aware that there is one (1) known failure to file a required Form 4. However, the Company will remedy the situation by filing a Form 5 for Robert Hunt that reflects these transactions no later than March 31, 2014. The Company also acknowledges that Robert Hunt’s Form 5 reflecting these transactions is also not filed on a timely basis.

6.	Eric Shevin

           Eric Shevin has three (3) Form 4 filings where three (3) transactions were not reported on a timely basis. Currently, the Company is aware that there are three (3) known failures to file a required Form 4. However, the Company will remedy the situation by filing a Form 5 for Eric Shevin that reflects these transactions no later than March 31, 2014. The Company also acknowledges that Eric Shevin’s Form 5 reflecting these transactions is also not filed on a timely basis.

7.	Alan Hammer

Alan Hammer has one (1) Form 4 filing where one (1) transaction was not reported on a timely basis. Currently, the Company is aware that there is one (1) known failure to file a required Form 4. However, the Company will remedy the situation by filing a Form 5 for Alan Hammer that reflects this transaction no later than March 31, 2014. The Company also acknowledges that Alan Hammer’s Form 5 reflecting this transaction is also not filed on a timely basis.

8.	Anthony Ciabattoni

Anthony Ciabattoni has one (1) Form 4 filing where one (1) transaction was not reported on a timely basis. Currently, the Company is aware that there is one (1) known failure to file a required Form 4. However, the Company will remedy the situation by filing a Form 5 for Anthony Ciabattoni that reflects this transaction no later than March 31, 2014. The Company also acknowledges that Anthony Ciabattoni’s Form 5 reflecting this transaction is also not filed on a timely basis.

9.	Jeffrey Giarraputo

Jeffrey Giarraputo has one (1) Form 4 filing where one (1) transaction was not reported on a timely basis. Currently, the Company is aware that there is one (1) known failure to file a required Form 4. However, the Company will remedy the situation by filing a Form 5 for Jeffrey Giarraputo that reflects this transaction no later than March 31, 2014. The Company also acknowledges that Jeffrey Giarraputo’s Form 5 reflecting this transaction is also not filed on a timely basis.

10.	Craig Ellins

           Craig Ellins has two (2) Form 4 filings where two (2) transactions were not reported on a timely basis. Currently, the Company is aware that there are two (2) known failures to file a required Form 4. The Company is trying to remedy the situation by filing a Form 5 for Craig Ellins that reflects these transactions. However, Craig Ellins resigned from the Board of Directors in April, 2013 and is currently unavailable. The Company will file and disclose the appropriate information as soon as the Company receives the requisite information.

11.	Robert Kurilko

           Robert Kurilko has five (5) Form 4 filings where five (5) transactions were not reported on a timely basis. Currently, the Company is aware that there are five (5) known failures to file a required Form 4. The Company is trying to remedy the situation by filing a Form 5 for Robert Kurilko that reflects these transactions. However, Robert Kurilko resigned from the Board of Directors in November, 2013 and is currently unavailable. The Company will file and disclose the appropriate information as soon as the Company receives the requisite information.

Form 5

Form 5 is the annual report where insiders must file within 45 days after the end of the Company’s fiscal year. Any person who was an insider at any time during the fiscal year must file a Form 5 unless either the insider had no reportable transactions required to be reported on a Form 4 or Form 5. Form 5 must include all reportable transactions that were exempt from the Form 4 and the two-day filing rule.

Please see above as to how the Company will file director(s), officer(s), and greater than ten (10%) percent beneficial owners Form 5.

Committees of the Board of Directors

We do not have a separately designated audit, compensation, or nominating committee of our Board and the functions customarily delegated to these committees are performed by our full Board. We are not a “listed company” under SEC rules and are therefore not required to have separate committees comprised of independent directors. The Company has, however, determined that Bob Kurilko (a former member as of November 2, 2013), Eric Shevin, Alan Hammer, Anthony Ciabattoni, and Jeff Giarraputo are “independent” as that term is defined in Section 5605 of the NASDAQ Marketplace Rules as required by the NASDAQ Stock Market.

The Board does not have a nominations committee because the Board does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time because the functions of such committee are adequately performed by our Board. There are no specific minimum qualifications that the Board believes must be met by a candidate recommended by the Board. Currently, the entire Board decides on nominees, on the recommendation of any member of the Board, followed by the Board’s review of the candidates’ resumes and interviews of candidates. Based on the information gathered, the Board then makes a decision on whether to recommend the candidates as nominees for director. We do not pay any fee to any third party, or parties, to identify or evaluate or assist in identifying or evaluating potential nominees.

The Board does not have an audit committee. However, for certain purposes of the rules and regulations of the SEC and in accordance with the Sarbanes-Oxley Act of 2002, our Board is deemed to be its audit committee and as such functions as an audit committee and performs some of the same functions as an audit committee including: (i) selection and oversight of our independent accountant; (ii) establishing procedures for the receipt, retention, and treatment of complaints regarding accounting, internal controls, and auditing matters; and (iii) engaging outside advisors. Our Board has determined that its members do not include a person who is an “audit committee financial expert” within the meaning of the rules and regulations of the SEC. Our Board has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member’s financial sophistication. Accordingly, our Board believes that each of its members has sufficient knowledge and experience to fulfill the duties and obligations of an audit committee.

The Board does not have a compensation committee because the Board believes that it is not necessary to have a compensation committee at this time because the functions of such committee are adequately performed by our Board.

Stockholder Communications

Our Board has determined not to adopt a formal methodology for communications from stockholders on the belief that any communication would be brought to the Board’s attention by our Chief Executive Officer, Sterling C. Scott.

Meetings of the Board of Directors and Committees

Our Board took a number of actions by written consent of all of the directors during the year ended December 31, 2013. Such actions by the written consent of all directors are, according to Delaware corporate law and our bylaws, valid and effective as if they had been passed at a meeting of the directors duly called and held. The Board held approximately fifteen general meetings during 2013. Each director attended at least 75% of all the meetings of the Board in 2013. While the Company has not established a policy with respect to members of the Board attending annual meetings, each director is encouraged to attend the annual meeting of stockholders. We did not hold an annual meeting of security holders during our last fiscal year. Our directors and officers do not receive remuneration from us unless approved by our Board or pursuant to an employment contract. No compensation has been paid to our directors for attendance at any meetings during the last fiscal year.

Board Leadership Structure and Role in Risk Oversight

We do not separate the roles of Chief Executive Officer and Chairman of the Board because we believe that such roles are adequately performed by Sterling C. Scott. The benefits of Mr. Scott’s leadership of the Board stem from his experience in managing small to medium sized businesses and his involvement in the hydroponics industry, which provide a unique understanding of our culture and business. Also, serving as both the Chief Executive Officer and Chairman of the Board ensures that a constant flow of Company related information is available between the Board and our senior management. This flow of communication enables Mr. Scott to identify issues, proposals, strategies and other considerations for future Board discussions and to assume the lead in many of the resulting discussions during Board meetings. Our Board has responsibility for the oversight of risk management. A fundamental part of risk management is not only understanding the risks we face and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for us. The involvement of the Board in setting our business strategy is a key part of its assessment of risk management and the determination of what constitutes our appropriate level of risk. The Board regularly discusses with management our major risk exposures, their potential impact on us, and the steps taken to manage these risks. In addition, the Board may retain, on such terms as determined by the Board, in its sole discretion, independent legal, financial, and other consultants and advisors to advise and assist the Board in fulfilling its oversight responsibilities.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	Full, fair, accurate, timely, and understandable disclosure in reports and documents that are filed with, or submitted to, the SEC and in other public communications made by an issuer;

•	Compliance with applicable governmental laws, rules and regulations;

•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

•	Accountability for adherence to the code.

•	We have not adopted a corporate code of ethics that applies to our executive officers.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table and related footnotes show the compensation paid during the fiscal years ended December 31, 2013 and 2012, to the Company’s named executive officers:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Sterling C. Scott (1, 13)	2013	20,000		58,333	537,600		615,933
CEO, President, Secretary and Director	2012			41,667			41,667

John Genesi (2, 13)	2013	79,167			448,000		527,167
Chief Financial Officer	2012

Justin Manns (3)	2013	78,330		46,667			124,997
Former CFO and Director, current Controller GrowLife Hydroponics, Inc.	2012	41,548		33,333			74,881

Marco Hegyi (4)	2013	10,834				1,725,000	1,735,834
President and Director	2012

Robert Hunt (5, 13)	2013	49,777			228,000	9,000	286,777
Director and President of	2012
GrowLife Hydroponics, Inc.

Eric Shevin (6)	2013			$30,000			$30,000
Director	2012

Alan Hammer (7)	2013			$1,667			$1,667
Director	2012

Anthony Ciabattoni (8)	2013			$1,444			$1,444
Director	2012

Jeff Giarraputo (9)	2013			$1,444			$1,444
Director	2012

Bob Kurilko (14)	2013			$33,667			$33,667
Director	2012			$17,000			$17,000

Brian B. Sagheb (10)	2013
Former CEO, CFO, Secretary, and Director	2012

Craig Ellins (11)	2013			10,000			10,000
Former CEO, CFO, Secretary, and Director	2012			15,000			15,000

Todd Denkin (12)	2013
Former Director	2012	15,889					15,889

1)
Mr. Scott has served as GrowLife’s Chief Executive Officer since April 5, 2012. In 2013, Mr. Scott earned $20,000 in salary for his services as Chief Executive Officer. Mr. Scott was also issued 5,833,333 shares of our common stock valued at $58,333 for compensation for being an officer during the year ended December 31, 2013. In 2012, Mr. Scott was issued 4,166,667 shares of our common stock valued at $41,667 for compensation for being an officer. In November 2013, the Company’s Board of Directors granted Mr. Scott a stock option via the Company’s 2011 Stock Incentive Plan to purchase 12,000,000 shares of the Company’s common stock at an exercise price of $0.085 per share, which represents the fair value of one share of the Company’s common stock on the date of grant. Per the terms of the stock option agreement, the shares were to vest in twenty-four (24) equal monthly installments on the last day of each month commencing from and after October 31, 2013, they could be exercised at any time on or after the grant date, the term was ten years, and the options could be exercised on a cashless basis. The Company valued the options at $537,600 using the Black-Scholes option pricing model using the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 82.77%; (iii) risk free rate of 0.02%, (iv) expected term of 3 years, and a per share market price of $0.085, which was the closing price of the Company’s shares on November 1, 2013. Beginning in November 2013 and ending October 2015, the Company will expense the $537,600 at the rate of $22,400 per month over the 24-month vesting term of the option (see “NOTE 23 – STOCKHOLDERS’ DEFICIT”).

2)
Mr. Genesi became the Company’s Chief Financial Officer on July 22, 2013. Mr. Genesi earned $79,167 in salary during the year ended December 31, 2013. In November 2013, the Company’s Board of Directors granted Mr. Genesi a stock option via the Company’s 2011 Stock Incentive Plan to purchase 10,000,000 shares of the Company’s common stock at an exercise price of $0.085 per share, which represents the fair value of one share of the Company’s common stock on November 1, 2013. Per the terms of the stock option agreement, the shares were to vest in twenty-four (24) equal monthly installments on the last day of each month commencing from and after October 31, 2013, they could be exercised at any time on or after the grant date, the term was ten years, and the options could be exercised on a cashless basis. The Company valued the options at $448,000 using the Black-Scholes option pricing model using the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 82.77%; (iii) risk free rate of 0.02%, (iv) expected term of 3 years, and a per share market price of $0.085, which was the closing price of the Company’s shares on November 1, 2013. Beginning in November 2013 and ending October 2015, the Company will expense the $448,000 at the rate of $18,667 per month over the 24-month vesting term of the option (see “NOTE 23 – STOCKHOLDERS’ DEFICIT”).

3)
Mr. Manns has served as GrowLife’s Chief Financial Officer since June 28, 2012. He resigned this position in July 2013 to become the Controller for GrowLife Hydroponics, Inc. During the year ended December 31, 2013, Mr. Manns was issued 4,666,667 shares of the Company’s common stock valued at $46,667 for compensation for being an officer. Mr. Manns also received a salary totaling $78,330 during fiscal year 2013 for his services as CFO of GrowLife, Inc. and Controller of GrowLife Hydroponics, Inc. Mr. Manns resigned as a Director of the Company on December 19, 2013. In 2012, Mr. Manns was issued 3,333,333 shares of our common stock valued at $33,333 for compensation for being an officer.

4)
Mr. Hegyi joined the Company on December 4, 2013 as its President and became a member of its Board of Directors on December 9, 2013. Mr. Hegyi was paid a salary totaling $10,834 during the year ended December 31, 2013. On December 11, 2013, the Company issued 25,000,000 warrants to Hegyi, LLC (“Hegyi”), an entity controlled by Mr. Hegyi. The warrants have a ten-year term with an original exercise price of $0.08 per share. The warrants vest immediately and are exercisable in whole, or in part, at any time and from time to time on or after the issue date and on or before the termination date. The Company valued the warrants at the time of issuance using the Black-Scholes option pricing model using the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 88.81%; (iii) risk free rate of 0.02%, and (iv) expected term of 3 years, which resulted in a value of $1,725,000.

5)
Mr. Hunt joined the Company on June 7, 2013 as the President of GrowLife Hydroponics, Inc. and a member of the Company’s Board of Directors. Mr. Hunt was paid a salary totaling $49,777 during the year ended December 31, 2013 and a housing allowance totaling $9,000. In November 2013, the Company’s Board of Directors approved a stock option grant to Mr. Hunt via the Company’s 2011 Stock Incentive Plan to purchase 12,000,000 shares of the Company’s common stock at an exercise price of $0.043 per share, which represents the fair value of one share of the Company’s common stock on June 7, 2013. The option grant was made retro-active to June 7, 2013, the date on which Mr. Hunt became a Director of the Company and the President of GrowLife Hydroponics, Inc. Per the terms of the stock option agreement, the shares were to vest in twenty-four (24) equal monthly installments on the last day of each month commencing from and after June 7, 2013, they could be exercised at any time on or after the grant date, the term was ten years, and the options could be exercised on a cashless basis. The Company valued the options at $228,000 using the Black-Scholes option pricing model using the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 82.77%; (iii) risk free rate of 0.04%, (iv) expected term of 2 years, and a per share market price of $0.043, which was the closing price of the Company’s shares on June 7, 2013. Beginning in June 2013 and ending May 2015, the Company will expense the $228,000 at the rate of $9,500 per month over the 24-month vesting term of the option (see “NOTE 23 – STOCKHOLDERS’ DEFICIT”).

6)
Mr. Shevin joined the Company April 1, 2013 as an independent member of its Board of Directors. During the year ended December 31, 2013, Mr. Shevin was issued 1,500,000 shares of the Company’s common stock, valued at $30,000 in the aggregate, as compensation for serving as an independent member of the Company’s Board of Directors.

7)
Mr. Hammer joined the Company December 17, 2013 as an independent member of its Board of Directors. During the year ended December 31, 2013, Mr. Hammer was issued 83,333 shares of the Company’s common stock, valued at $1,667 in the aggregate, as compensation for serving as an independent member of the Company’s Board of Directors.

8)
Mr. Ciabattoni joined the Company December 19, 2013 as an independent member of its Board of Directors. During the year ended December 31, 2013, Mr. Ciabattoni was issued 72,222 shares of the Company’s common stock, valued at $1,444 in the aggregate, as compensation for serving as an independent member of the Company’s Board of Directors.  Mr. Ciabattoni shares were issued to the Ciabattoni Living Trust, of which Mr. Ciabattoni is the Trustee.

9)
Mr. Giarraputo joined the Company December 19, 2013 as an independent member of its Board of Directors. During the year ended December 31, 2013, Mr. Giarraputo was issued 72,222 shares of the Company’s common stock, valued at $1,444 in the aggregate, as compensation for serving as an independent member of the Company’s Board of Directors.

10)
Mr. Sagheb served as our CEO from March 9, 2011 through May 17, 2011 and from September 16, 2011 through January 17, 2012. Mr. Sagheb served as our CFO, Secretary and Director from March 9, 2011 through January 17, 2012. Mr. Sagheb had no involvement with the Company during the year ended December 31, 2013.

11)
Mr. Ellins served as a member of the Company’s Board of Directors from January 1, 2013 through March 31, 2013; he resigned as a Board member on April 12, 2013. During the year ended December 31, 2013, Mr. Ellins was issued 500,000 shares of the Company’s common stock, valued at $10,000 in the aggregate, as compensation for serving as a member of the Company’s Board of Directors. Since resigning as a member of the Company’s Board of Directors, Mr. Ellins has had no involvement with the Company. Mr. Ellins served as our CEO, CFO, and Secretary from January 17, 2012 through April 5, 2012. In 2012, Mr. Ellins was issued 1,500,000 shares of our common stock valued at $15,000 for compensation for being a director.

12)	Mr. Denkin resigned as a director on April 5, 2012. Since his resignation he has had no involvement with the Company.
13)
The above mentioned stock and option grants were recorded in accordance with Financial Accounting Standards Board (FASB) ASC Topic 718, “Compensation – Stock Compensation”. The Company measured, and recorded, the fair value of the option grant as of the date of grant and is amortizing the computed value of the option grant over the related vesting period.

14)
Mr. Kurilko is a former director who resigned as of November 2, 2013.  During fiscal year 2013, Mr. Kurilko received 1,683,333 shares s compensation for Board service for January 1, 2013 through November 2, 2013.  During fiscal year 2012, Mr. Kurilko received 1,700,000 shares.

Employment Contracts

On June 7, 2013, we entered into an Executive Services Agreement (the “Hunt Agreement”) with Rob Hunt, pursuant to which we engaged Mr. Hunt, from the close of business on June 7, 2013 through June 7, 2015, to provide consulting and management services as the President of GrowLife Hydroponics, Inc. Upon Mr. Hunt’s employment by the Company, the Company shall pay Mr. Hunt an annual salary of $75,000 (the “Base Salary”). Such Base Salary shall increase to the annual rate of $100,000 on the first day of the month following the month in which GrowLife’s gross monthly sales reach $840,000. Mr. Hunt shall also be entitled to receive an annual cash bonus (“Bonus”) as follows for its fiscal year 2013: 175% of the Base Salary in effect as of December 31 of the Company’s applicable fiscal year, if GrowLife achieves 100% of sales projections for such fiscal year; 100% of the Base Salary in effect as of December 31 of the Company’s applicable fiscal year, if GrowLife achieves at least 80% but less than 100% of sales projections for such fiscal year; and 50% of the Base Salary in effect as of December 31 of the Company’s applicable fiscal year, if GrowLife achieves at least 50% but less than 80% of sales projections for such fiscal year. The Bonus, if any, shall be paid to Mr. Hunt upon the earlier of (1) the completion of the preparation of the Company’s audited financial statements for such fiscal year and (2) April 1 of the Company’s next fiscal year. Mr. Hunt shall be entitled to receive an annual cash bonus (“Bonus”) as follows for its fiscal year 2014: 175% of the Base Salary in effect as of December 31 of the Company’s applicable fiscal year, if GrowLife achieves 100% of sales projections for such fiscal year; 100% of the Base Salary in effect as of December 31 of the Company’s applicable fiscal year, if GrowLife achieves at least 80% but less than 100% of sales projections for such fiscal year; and 50% of the Base Salary in effect as of December 31 of the Company’s applicable fiscal year, if GrowLife achieves at least 50% but less than 80% of sales projections for such fiscal year. The Bonus, if any, shall be paid to Mr. Hunt upon the earlier of (1) the completion of the preparation of the Company’s audited financial statements for such fiscal year and (2) April 1 of the Company’s next fiscal year. Mr. Hunt shall receive, upon approval by the Company’s Board of Directors, non-qualified options to purchase 12,000,000 shares of the Company’s common stock, at a per share exercise price equal to the fair market value of one share of the Company’s common stock on the date of grant, which is June 7, 2013 and represents the date on which Mr. Hunt became a Director of the Company and President of GrowLife Hydroponics, Inc, vesting in 24 equal monthly installments on the last day of each month commencing from and after June 7, 2013. The Company shall also apply for and obtain “term” life insurance upon the life of Mr. Hunt, effective as of January 1, 2012, in an amount equal to Mr. Hunt’s then current Base Salary. The beneficiary of such policy shall be the person(s) designated by Mr. Hunt. During Mr. Hunt’s term of employment hereunder, the Company shall provide to Mr. Hunt a monthly housing stipend of $1,500. In the event that the Company and Mr. Hunt mutually agree to Mr. Hunt’s relocation to Los Angeles County, California, the Company shall pay Mr. Hunt’s relocation costs, up to a maximum amount of $5,000, and shall pay for reasonable temporary housing for Mr. Hunt and his family for a period of 3 months. During Mr. Hunt’s term of employment hereunder, Mr. Hunt and, to the extent applicable, Mr. Hunt’s dependents and beneficiaries, shall be allowed to enjoy and participate in all benefit plans and programs, including improvements or modifications of the same, which are now, or may hereafter be, available to other executive employees of the Company and its subsidiaries. Such benefit plans and programs shall include, without limitation, medical insurance, D&O insurance, and such similar benefits, plans and programs as may be maintained by the Company. During Mr. Hunt’s term of employment hereunder, Mr. Hunt shall be entitled to incur and be reimbursed by the Company for all reasonable business expenses. Mr. Hunt’s engagement with the Company may be terminated for the reasons set forth below. To the extent Mr. Hunt serves as a member of the Company’s Board of Directors, at the request of the Company’s Board of Directors, Mr. Hunt agrees to resign from his position as a director of the Company within 24 hours after his engagement is terminated. This Agreement shall terminate upon Mr. Hunt’s death (“Death”). The Company shall pay Mr. Hunt’s estate (i) on the date it would have been payable to Mr. Hunt any unpaid Base Salary and accrued vacation, if any, earned prior to Mr. Hunt’s Death, and (ii) any unpaid reimbursements due Mr. Hunt for expenses incurred by Mr. Hunt prior to his Death. If, as a result of Mr. Hunt’s incapacity due to physical or mental illness, thereby causing Mr. Hunt to have been absent from the full time performance of substantially all of his material duties with the Company for a continuous period of 180 days, Mr. Hunt’s engagement may be terminated by the Company or by Mr. Hunt for “Disability.” If terminated for disability, the Company shall pay Mr. Hunt: (a) any unpaid Base Salary and accrued vacation, if any, earned prior to the Effective Date of Termination, and (b) any unpaid reimbursements due for expenses incurred prior to the Effective Date of Termination. The Company may terminate Mr. Hunt’s engagement hereunder for Cause. In the event of termination for Cause, Mr. Hunt will be entitled to such Base Salary and accrued vacation, if any, earned through the date of termination which earned amounts shall be payable on the date of termination for Cause, but will not be entitled to any other salary, benefits, bonuses, or other compensation after such date. This Agreement may also be terminated Without Cause by the Company at any time by the delivery to Mr. Hunt of a written notice of termination. Upon such termination, Mr. Hunt shall be entitled to receive the following: (a) such Base Salary and accrued vacation, if any, earned through the date of termination; (b) a termination fee equal to his then-current Base Salary for six equal monthly installments; and (c) his options shall continue to vest in accordance with their terms, and such options shall expire on the latest termination date set forth in the applicable stock option agreements. Mr. Hunt may terminate this Agreement upon 30 days written notice to the Company. In the event Mr. Hunt terminates this Agreement for “Good Reason,” Mr. Hunt shall be entitled to receive: (a) such Base Salary and accrued vacation, if any, earned through the date of termination; (b) a termination fee equal to his then-current Base Salary for six equal monthly installments; and (c) his options shall continue to vest in accordance with their terms, and such options shall expire on the latest termination date set forth in the applicable stock option agreements. In the event Mr. Hunt terminates this Agreement other than for Disability or Good Reason, the Company shall pay Mr. Hunt: (a) such Base Salary and accrued vacation, if any, earned through the date of termination; and (b) any unpaid reimbursements for expenses incurred through the date of termination.

On November 3, 2013, we entered into an Executive Services Agreement (the “Scott Agreement”) with Sterling Scott, pursuant to which we engaged Mr. Scott, from the close of business on November 2, 2013 through November 2, 2016, to provide consulting and management services as our Chief Executive Officer. Per the terms of the Scott Agreement, Mr. Scott shall receive an annual salary of $120,000, he shall be eligible for any benefits made generally available by the Company, he shall be eligible to receive any bonuses made generally available by the Company, and he shall be reimbursed for any reasonable expenses incurred while performing his duties as the Company’s Chief Executive Officer. The Scott Agreement also granted Mr. Scott non-qualified options to purchase 12,000,000 shares of the Company’s common stock at an exercise price equal to the fair market value of one share of the Company’s common stock on the date of grant. The options include a cashless exercise feature and vest in twenty-four (24) equal monthly installments on the last day of each month commencing on October 31, 2013. In the event that the Company’s Board of Directors determines to accept any offers that would when executed result in a change of control transaction involving more than 50% of the issued shares of Company, then vesting of non-qualified options to Mr. Scott shall be accelerated, at the election in writing by the Mr. Scott, to the date on which the Company’s Board of Directors determined to accept such offer. Except in situations where the employment of Mr. Scott is terminated For Cause, By Death or By Disability, in the event that the Company terminates the employment of Mr. Scott at any time, Mr. Scott will be eligible to immediately receive all remaining compensation due under the Scott Agreement. This calculation will be based on the then-current Base Salary of Mr. Scott and the amount of days remaining in the Employment Term. Mr. Scott shall also immediately receive the issuance of five percent (5.0%) of the Company’s common stock on a fully diluted basis, giving effect to the issuance. Mr. Scott shall not be entitled to any severance payments if his employment is terminated For Cause, By Death or By Disability, or if Mr. Scott’s employment is terminated by Mr. Scott. For purposes of the Scott Agreement, “For Cause” shall mean: (i) Mr. Scott commits a crime involving dishonesty, breach of trust, or physical harm to any person; or (ii) Mr. Scott willfully engages in conduct that is in bad faith and materially injurious to the Company, including but not limited to, misappropriation of trade secrets, fraud or embezzlement. The Company may terminate Mr. Scott’s employment For Cause at any time, without any advance notice. The Company shall pay to Mr. Scott all compensation to which Mr. Scott is entitled up through the date of termination, subject to any other rights or remedies of Employer under law; and thereafter all obligations of the Company under this Agreement shall cease. Mr. Scott’s employment shall terminate automatically upon his death. The Company shall pay to Mr. Scott’s beneficiaries or estate, as appropriate, any compensation then due and owing. Thereafter all obligations of the Company under the Scott Agreement shall cease. If Mr. Scott becomes eligible for the Company’s long term disability benefits or if, in the sole opinion of the Company, Mr. Scott is unable to carry out the responsibilities and functions of the position held by Mr. Scott by reason of any physical or mental impairment for more than ninety (90) consecutive days or more than one hundred and twenty (120) days in any twelve (12) month period, then, to the extent permitted by law, the Company may terminate Mr. Scott’s employment. The Company shall pay to Mr. Scott all compensation to which he is entitled up through the date of termination, and thereafter all obligations of the Company under this Agreement shall cease. Mr. Scott may terminate employment with the Company at any time for any reason or no reason at all, upon thirty (30) days’ advance written notice. During such notice period Mr. Scott shall continue to diligently perform all of his duties hereunder. The Company shall have the option, in its sole discretion, to make Mr. Scott’s termination effective at any time prior to the end of such notice period as long as the Company pays Mr. Scott all compensation to which he is entitled up through the last day of the thirty-day notice period. Thereafter all obligations of the Company shall cease.

On November 3, 2013, we entered into an Executive Services Agreement (the “Genesi Agreement”) with John Genesi, pursuant to which we engaged Mr. Genesi, from the close of business on November 2, 2013 through November 2, 2016, to provide consulting and management services as our Chief Financial Officer. Per the terms of the Genesi Agreement, Mr. Genesi shall receive an annual salary of $100,000, he shall be eligible for any benefits made generally available by the Company, he shall be eligible to receive any bonuses made generally available by the Company, and he shall be reimbursed for any reasonable expenses incurred while performing his duties as the Company’s Chief Financial Officer. The Genesi Agreement also granted Mr. Genesi non-qualified options to purchase 10,000,000 shares of the Company’s common stock at an exercise price equal to the fair market value of one share of the Company’s common stock on the date of grant. The options include a cashless exercise feature and vest in twenty-four (24) equal monthly installments on the last day of each month commencing on October 31, 2013. In the event that the Company’s Board of Directors determines to accept any offers that would when executed result in a change of control transaction involving more than 50% of the issued shares of Company, then vesting of non-qualified options to Mr. Genesi shall be accelerated, at the election in writing by the Mr. Genesi, to the date on which the Company’s Board of Directors determined to accept such offer. Except in situations where the employment of Mr. Genesi is terminated For Cause, By Death or By Disability, in the event that the Company terminates the employment of Mr. Genesi at any time, Mr. Genesi will be eligible to immediately receive all remaining compensation due under the Genesi Agreement. This calculation will be based on the then-current Base Salary of Mr. Genesi and the amount of days remaining in the Employment Term. Mr. Genesi shall also immediately receive the issuance of two and one-half percent (2.5%) of the Company’s common stock on a fully diluted basis, giving effect to the issuance. Mr. Genesi shall not be entitled to any severance payments if his employment is terminated For Cause, By Death or By Disability, or if Mr. Genesi’s employment is terminated by Mr. Genesi. For purposes of the Genesi Agreement, “For Cause” shall mean: (i) Mr. Genesi commits a crime involving dishonesty, breach of trust, or physical harm to any person; or (ii) Mr. Genesi willfully engages in conduct that is in bad faith and materially injurious to the Company, including but not limited to, misappropriation of trade secrets, fraud or embezzlement. The Company may terminate Mr. Genesi’s employment For Cause at any time, without any advance notice. The Company shall pay to Mr. Genesi all compensation to which Mr. Genesi is entitled up through the date of termination, subject to any other rights or remedies of Employer under law; and thereafter all obligations of the Company under this Agreement shall cease. Mr. Genesi’s employment shall terminate automatically upon his death. The Company shall pay to Mr. Genesi’s beneficiaries or estate, as appropriate, any compensation then due and owing. Thereafter all obligations of the Company under the Genesi Agreement shall cease. If Mr. Genesi becomes eligible for the Company’s long term disability benefits or if, in the sole opinion of the Company, Mr. Genesi is unable to carry out the responsibilities and functions of the position held by Mr. Genesi by reason of any physical or mental impairment for more than ninety (90) consecutive days or more than one hundred and twenty (120) days in any twelve (12) month period, then, to the extent permitted by law, the Company may terminate Mr. Genesi’s employment. The Company shall pay to Mr. Genesi all compensation to which he is entitled up through the date of termination, and thereafter all obligations of the Company under this Agreement shall cease. Mr. Genesi may terminate employment with the Company at any time for any reason or no reason at all, upon thirty (30) days’ advance written notice. During such notice period Mr. Genesi shall continue to diligently perform all of his duties hereunder. The Company shall have the option, in its sole discretion, to make Mr. Genesi’s termination effective at any time prior to the end of such notice period as long as the Company pays Mr. Genesi all compensation to which he is entitled up through the last day of the thirty-day notice period. Thereafter all obligations of the Company shall cease.

On December 4, 2013, we entered into an Executive Services Agreement (the “Hegyi Agreement”) with Marco Hegyi, pursuant to which we engaged Mr. Hegyi, from the close of business on December 4, 2013 through December 4, 2016, to provide consulting and management services as our President. Per the terms of the Hegyi Agreement, Mr. Hegyi will establish a Company in Seattle, Washington while also maintaining operations in the Southern California area. Mr. Hegyi’s annual compensation is $150,000 for the first year of the Term; $250,000 for the second year of the Term; and $250,000 for the third year of the Term. Mr. Hegyi is also entitled to receive an annual bonus equal to four percent (4%) of the Company’s EBITDA for that year. The annual bonus shall be paid no later than 31 days (i.e., by January 31st) following the end of each calendar year. Mr. Hegyi’s first annual bonus will be calculated based on the Company’s EBITDA for calendar year 2014, with such bonus payable on or before January 31, 2015. If Mr. Hegyi’s employment is terminated for any reason prior to the expiration of the Term, as applicable, his annual bonus will be prorated for that year based on the number of days worked in that year. At the commencement of Mr. Hegyi’s employment, he (or to a trust or other related or affiliated entity designated by Mr. Hegyi for estate planning purposes) is entitled to a Warrant to purchase up to 25,000,000 shares of common stock of the Company at an exercise price of $0.08 per share (the “Hegyi Warrant”) (see “NOTE 23 – STOCKHOLDERS’ DEFICT”). The warrants shall be exercisable for a period of 10 years commencing on the date on which the Company completes the increase in the number of its authorized shares of common stock. Immediately after the execution of the Hegyi agreement, the Company will increase its authorized shares in an amount sufficient to have authorized shares of common stock available for the full exercise of Hegyi’s warrant to purchase up to 25,000,000 shares of common stock. The Company undertakes to: (1) have the Board of the Company vote to amend its certificate of incorporation to increase the authorized shares of common stock in the Company by a sufficient amount to provide for the Hegyi Warrant to be immediately exercisable for 25,000,000 shares of common stock, subject to shareholder approval; (2) have the Board reserve up to 25,000,000 shares of common stock for exercise of the Hegyi Warrant, subject to the completion of the increase in authorized shares, and (3) prepare a Company proxy statement for and hold a meeting of the shareholders of the Company to vote to approve the amendment to the Company’s certificate of incorporation to increase the authorized shares. If an amendment to the Company’s certificate of incorporation increasing the authorized shares has not been filed with the Secretary of State of the State of Delaware within six (6) months from the date of the Hegyi Agreement, then such failures shall be a Change of Control event. The Company will also reimburse Mr. Hegyi for all reasonable and necessary travel and other out-of-pocket business expenses incurred by him in the performance of his duties and responsibilities, subject to and consistent with the Company’s business expense reimbursement policies in effect from time to time, including an itemized list of the expenses incurred and appropriate receipts and supporting documentation. Mr. Hegyi will be entitled to participate in all group employment benefits that are offered by the Company to the Company’s senior executives and management employees from time to time, subject to the terms and conditions of such benefit plans, including any eligibility requirements. In addition, the Company will purchase and maintain during the Term a “key manager” insurance policy on Mr. Hegyi’s life in the amount of $4,000,000, paid as $2,000,000 payable to Mr. Hegyi’s named heirs or estate as the beneficiary, and $2,000,000 payable to the Company. If, prior to the expiration of the Term, the Company terminates Mr. Hegyi’s employment for “Cause”, or if Mr. Hegyi voluntarily terminates his employment without “Good Reason”, or if Mr. Hegyi’s employment is terminated by reason of his death, then all of the Company’s obligations hereunder shall cease immediately, and Mr. Hegyi will not be entitled to any further compensation beyond any pro-rated base salary due and bonus amounts earned through the effective date of termination. Mr. Hegyi will also be reimbursed for any expenses incurred prior to the date of termination for which he was not previously reimbursed. If the Company terminates Mr. Hegyi’s employment at any time prior to the expiration of the Term without Cause, or if Mr. Hegyi terminates his employment at any time for “Good Reason” or due to a “Disability”, Mr. Hegyi will be entitled to receive: (i) his base salary amount through the end of the Term; and (ii) his annual bonus amount for each year during the remainder of the Term, which bonus amount shall be equal to the greater of (A) the annual bonus amount for the immediately preceding year, or (B) the bonus amount that would have been earned for the year of termination, absent such termination. If there has been a “Change in Control” and the Company (or its successor or the surviving entity) terminates Mr. Hegyi’s employment without Cause as part of or in connection with such Change in Control (including any such termination occurring within one (1) month prior to the effective date of such Change in Control), then in addition to the benefits set forth above, Mr. Hegyi will be entitled to the following: (i) an increase of $300,000 in his annual base salary amount (or an additional $25,000 per month) through the end of the Term; plus (ii) a gross-up in the annual base salary amount each year to account for and to offset any tax that may be due by Mr. Hegyi on any payments received or to be received by Mr. Hegyi under this Agreement that would result in a “parachute payment” as described in Section 280G of the Internal Revenue Code of 1986, as amended. If the Company (or its successor or the surviving entity) terminates Mr. Hegyi’s employment without Cause within twelve (12) months after the effective date of any Change in Control, or if Mr. Hegyi terminates his employment for Good Reason within twelve (12) months after the effective date of any Change in Control, then in addition to the benefits set forth above, Mr. Hegyi will be entitled to the following: (i) an increase of $300,000 in his annual base salary amount (or an additional $25,000 per month), which increased annual base salary amount shall be paid for the remainder of the Term or for two (2) years following the Change in Control, whichever is longer; (ii) a gross-up in the annual base salary amount each year to account for and to offset any tax that may be due by Mr. Hegyi on any payments received or to be received by Mr. Hegyi under this Letter Agreement that would result in a “parachute payment” as described in Section 280G of the Internal Revenue Code of 1986, as amended; (iii) payment of Mr. Hegyi’s annual bonus amount as set forth above for each year during the remainder of the Term or for two (2) years following the Change in Control, whichever is longer; and (iv) health insurance coverage provided for and paid by the Company for the remainder of the Term or for two (2) years following the Change in Control, whichever is longer.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding outstanding options held by our named executive officers as of the end of our fiscal year ended December 31, 2013.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($) (1)	Option Expiration Date

Sterling C. Scott	12,000,000	-	$0.085	November 1, 2023
CEO, Secretary, and Director

John Genesi	10,000,000	-	$0.085	November 1, 2023
Chief Financial Officer

Rob Hunt	12,000,000	-	$0.043	June 6, 2023
President of GrowLife Hydroponics, Inc and Director

None of the executive officers listed in the above table exercised options during the fiscal year ended December 31, 2013.

Note that the above mentioned stock option grants were recorded in accordance with Financial Accounting Standards Board (FASB) ASC Topic 718, “Compensation – Stock Compensation”. The Company measured, and recorded, the fair value of the option grant as of the date of grant and is amortizing the computed value of the option grant over the related vesting period.

Compensation of Directors

We did not pay any separate compensation to our directors prior to August 2012. Commencing in August 2012, outside board members were awarded 2,000,000 shares per year which vest quarterly.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information regarding the beneficial ownership of our common stock by the following persons as of March 31, 2014: (i) each executive officer and director, (ii) all executive officers and directors as a group and (iii) each stockholder known to be the beneficial owner of more than 5% of our outstanding common stock (not taking into account contractual restrictions on beneficial ownership.)

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of our common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of March 31, 2014 are deemed to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information presented in this table is based on 865,090,859 shares of our common stock outstanding on March 31, 2014.

Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Beneficial Ownership
Executive Officers and Directors
Sterling Scott (2, 12)	73,737,499	8.5%
John Genesi (3, 12)	10,000,000	1.2%
Justin Manns (4, 12)	15,703,205	1.8%
Rob Hunt (5, 12)	27,746,460	3.2%
Marco Hegyi (6, 12)	25,000,000	2.9%
Eric Shevin (7, 12)	2,004,200	0.2%
Alan Hammer (8, 12)	808,333	0.1%
Anthony Ciabattoni (9, 12)	572,222	0.1%
Jeff Giarraputo (10, 12)	572,222	0.1%
Bob Kurilko (11, 12)	3,383,333	0.4%
	159,527,474	18.5%

Shares issued and outstanding outstanding as of March 31, 2014	806,090,859
Options issued to Officers and Directors	34,000,000
Warrants issued to Officers and Directors	25,000,000
865,090,859

1.	Unless otherwise stated, the address is c/o GrowLife, Inc., 20301 Ventura Blvd, Suite 126, Woodland Hills, California 91364.
2.
Includes 5,833,333 shares issued to Mr. Scott during fiscal year 2013 as the final installments due related to a Board grant in August 2012. Excludes shares of our common stock that may be issued to Mr. Scott in the event that some or all of the 6% Senior Secured Convertible Note indebtedness is converted by Mr. Scott from debt to shares. Also excludes the variable amount of shares of our common stock issuable upon conversion of the interest accrued on Mr. Scott’s note (see “NOTE 16 – 6% SENIOR CONVERTIBLE NOTES”). Mr. Scott also holds options to purchase 12,000,000 shares of the Company’s common stock (see “NOTE 23 – STOCKHOLDERS’ DEFICIT”), of which all 12,000,000 shares are included in the above Beneficial Ownership analysis. As of the time of this filing, Mr. Scott had not exercised any of his options.

3.
Mr. Genesi holds options to purchase 10,000,000 shares of the Company’s common stock (see “NOTE 23 – STOCKHOLDERS’ DEFICIT”), of which all 10,000,000 shares are included in the above Beneficial Ownership analysis. As of the time of this filing, Mr. Genesi had not exercised any of his options.

4.
Includes 4,666,667 shares issued to Mr. Manns during fiscal year 2013 as the final installments due related to a Board grant in August 2012. Mr. Manns is a former Director and the Company’s former Chief Financial Officer. Mr. Manns is currently the Controller of GrowLife Hydroponics, Inc.

5.
Includes 3,333,942 shares issued to Mr. Hunt pursuant to the Company’s acquisition of Rocky Mountain Hydroponics, LLC and Evergreen Garden Center, LLC. (“RMH/EGC”), of which he was majority owner. Also includes 12,412,518 shares issued to Mr. Hunt on January 31, 2014 pursuant to his conversion of the principal and accrued and unpaid interest related to the 12% Senior Secured Convertible Note issued to him on June 7, 2013 related to the Company’s acquisition of RMH/EGC. Mr. Hunt also holds options to purchase 12,000,000 shares of the Company’s common stock (see “NOTE 23 – STOCKHOLDERS’ DEFICIT”), of which all 12,000,000 shares are included in the above Beneficial Ownership analysis. As of the time of this filing, Mr. Hunt had not exercised any of his options.

6.
Mr. Hegyi holds warrants to purchase 25,000,000 shares of the Company’s common stock (see “NOTE 23 – STOCKHOLDERS’ DEFICIT”), all of which are exercisable within 60 days of this filing and are included in the above Beneficial Ownership analysis. As of the time of this filing, Mr. Hegyi had not exercised any of his warrants.

7.
Includes 4,200 shares received by Mr. Shevin via the exercise of options at a per share price of $0.019, which resulted in gross proceeds to the Company of $9,000. Also includes 1,500,000 shares received by Mr. Shevin as compensation for Board service for April 1, 2013 through December 31, 2013.  Also includes 500,000 shares issued to Mr. Shevin on March 31, 2014 as compensation for Board service for the period of January 1, 2014 through March 31, 2014.

8.
Represents 83,333 shares received as compensation for Board service for the period of December 17, 2013 through December 31, 2013, 225,000 shares purchased by Mr. Hammer in January 2014 on the open market, and 500,000 shares received as compensation for Board service for the period of January 1, 2014 through March 31, 2014.

9.
Represents 72,222 shares received as compensation for Board service for the period of December 19, 2013 through December 31, 2013 and 500,000 shares received as compensation for Board service for the period of January 1, 2014 through March 31, 2014.   Mr. Ciabattoni’s shares have been issued to the Ciabattoni Living Trust, of which Mr. Ciabattoni is the Trustee.

10.
Represents 72,222 shares received as compensation for Board service for the period of December 19, 2013 through December 31, 2013 and 500,000 shares received as compensation for Board service for the period of January 1, 2014 through March 31, 2014.

11.
Mr. Kurilko is a former Director who has had no affiliation with the Company since he resigned as a Director on November 2, 2013. Includes 1,683,333 shares received as compensation for Board service for January 1, 2013 through November 2, 2013.  During fiscal year 2012, Mr. Kurilko received 1,700,000 shares valued at $17,000.

12.
Note that the above mentioned stock and option grants were recorded in accordance with Financial Accounting Standards Board (FASB) ASC Topic 718, “Compensation – Stock Compensation”. The Company measured, and recorded, the fair value of the grant as of the date of grant and , with respect to option grants, is amortizing the computed value of the option grant over the related vesting period.

Changes in Control Arrangements

None.

Equity Compensation Plan Information

The following table sets forth information concerning our equity compensation plans as of December 31, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column
	(a)	(b)	(a) (c)
Equity compensation plans	40,851,187	$ 0.085	--
approved by security holders (1)
Equity compensation plans not	165,000,000	$ 0.040	--
approved by security holders (2)
Total	205,851,187	$ 0.049	--

1.	Consists of awards issued and issuable pursuant to the 2011 Stock Incentive Plan.
2.	Consists of warrants issued to CANX and Hegyi, LLC, an entity controlled by Marco Hegyi, the Company’s President.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Officers and Directors

Other than the transactions described below, since January 1, 2013, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

•	in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years; and
•
in which any director, executive officer, stockholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

On April 5, 2012, the Company issued a 6% Senior Convertible Note (the “Scott Note”) in the amount of $282,000 to Sterling Scott, the Company’s Chief Executive Officer. The Scott Note accrues interest at the rate of 6% per annum and has a maturity date of April 15, 2015. No cash payments are required; however, accrued interest shall be due at maturity. In the event of a default Mr. Scott may declare the entire principal and accrued interest to be due and payable. Default interest will accrue at the rate of 12% per annum. The Scott Note is secured by substantially all of the assets of the Company. On September 28, 2012, the original Scott Note was amended to reflect an additional cash investment in the amount of $131,680 made by Mr. Scott, which resulted in a new principal balance owed by the Company to Mr. Scott in the amount of $413,680. The amended Scott Note included a fixed per share conversion price of $0.007.

On February 8, 2013, Eric Shevin, an independent Board Member, exercised options to purchase 470,237 shares of the Company’s common stock for $9,000.

On June 7, 2013, in connection with the Company’s acquisition of Rocky Mountain Hydroponics, LLC and Evergreen Garden Center, LLC (“RMH/EGC”) (see “NOTE 6 – PURCHASE – ROCKY MOUNTAIN HYDROPONICS and EVERGREEN GARDEN CENTER"), the Company issued 3,333,942 shares of its common stock at a per share price of $0.035 ($116,688 in the aggregate) to Rob Hunt, the President of GrowLife Hydroponics, Inc. and a member of the Company’s Board of Directors. The shares were issued as consideration for the purchase of RMH/EGC, of which he is a former owner. The Company also issued a 12% Senior Secured Convertible Note (see “NOTE 18 – 12% SENIOR SECURED CONVERTIBLE NOTE”) in the amount of $408,000 to Mr. Hunt as additional consideration for the Company’s acquisition of RMH/EGC.

In November 2013, the Company’s Board of Directors approved a stock option grant to Mr. Hunt via the Company’s 2011 Stock Incentive Plan to purchase 12,000,000 shares of the Company’s common stock at an exercise price of $0.043 per share, which represents the fair value of one share of the Company’s common stock on June 7, 2013. The option grant was made retro-active to June 7, 2013, the date on which Mr. Hunt became a Director of the Company and the President of GrowLife Hydroponics, Inc. Per the terms of the stock option agreement, the shares were to vest in twenty-four (24) equal monthly installments on the last day of each month commencing from and after June 7, 2013, they could be exercised at any time on or after the grant date, the term was ten years, and the options could be exercised on a cashless basis. The Company valued the options at $228,000 using the Black-Scholes option pricing model using the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 82.77%; (iii) risk free rate of 0.04%, (iv) expected term of 2 years, and a per share market price of $0.043, which was the closing price of the Company’s shares on June 7, 2013. Beginning in June 2013 and ending May 2015, the Company will expense the $228,000 at the rate of $9,500 per month over the 24-month vesting term of the option (see “NOTE 23 – STOCKHOLDERS’ DEFICIT”).

In November 2013, the Company’s Board of Directors granted Sterling Scott, the Company’s Chief Executive Officer, a stock option via the Company’s 2011 Stock Incentive Plan to purchase 12,000,000 shares of the Company’s common stock. Per the terms of the stock option agreement, the shares were to vest in twenty-four (24) equal monthly installments on the last day of each month commencing on October 31, 2013. The term is ten years and the options include a cashless exercise feature. The Company valued the options at $537,600 using the Black-Scholes option pricing model using the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 82.77%; (iii) risk free rate of 0.02%, (iv) expected term of 3 years, and a per share market price of $0.085, which was the closing price of the Company’s shares on November 1, 2013. Beginning in November 2013 and ending October 2015, the Company will expense the $537,600 at the rate of $22,400 per month over the 24-month vesting term of the option (see “NOTE 23 – STOCKHOLDERS’ DEFICIT”).

In November 2013, the Company’s Board of Directors granted John Genesi, the Company’s Chief Financial Officer, a stock option via the Company’s 2011 Stock Incentive Plan to purchase 10,000,000 shares of the Company’s common stock. Per the terms of the stock option agreement, the shares were to vest in twenty-four (24) equal monthly installments on the last day of each month commencing from and after October 31, 2013, they could be exercised at any time on or after the grant date, the term was ten years, and the options could be exercised on a cashless basis. The Company valued the options at $448,000 using the Black-Scholes option pricing model using the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 82.77%; (iii) risk free rate of 0.02%, (iv) expected term of 3 years, and a per share market price of $0.085, which was the closing price of the Company’s shares on November 1, 2013. Beginning in November 2013 and ending October 2015, the Company will expense the $448,000 at the rate of $18,667 per month over the 24-month vesting term of the option (see “NOTE 23 – STOCKHOLDERS’ DEFICIT”).

In March 2013, the Company issued 2,500,000 shares of its common stock to Sterling Scott, the Company’s Chief Executive Officer, as consideration for services provided to the Company. These shares represent an installment due to Mr. Scott in relation to a Board grant from August 2012. The shares were valued at $25,000 in the aggregate.

In March 2013, the Company issued 2,000,000 shares of its common stock to Justin Manns, the Company’s former Chief Financial Officer, a former member of the Company’s Board of Directors, and the current Controller of GrowLife Hydroponics, Inc. The shares were issued as consideration for services provided to the Company. These shares represent an installment due to Mr. Manns in relation to a Board grant from August 2012. The shares were valued at $20,000 in the aggregate.

In November 2013, the Company issued 3,333,333 shares of its common stock to Sterling Scott, the Company’s Chief Executive Officer, as consideration for services provided to the Company. These shares represent the final installment due to Mr. Scott in relation to a Board grant from August 2012. The shares were valued at $33,333 in the aggregate.

In November 2013, the Company issued 2,666,667 shares of its common stock to Justin Manns, the Company’s former Chief Financial Officer, a former member of the Company’s Board of Directors, and the current Controller of GrowLife Hydroponics, Inc. The shares were issued as consideration for services provided to the Company. These shares represent the final installment due to Mr. Manns in relation to a Board grant from August 2012. The shares were valued at $26,667 in the aggregate.

On November 30, 2013, Sterling Scott, the Company’s Chief Executive Officer, signed a First Amendment to Amended and Restated 6% Senior Secured Convertible Note (“the Amendment”). The Amendment stated that the Company and Mr. Scott would not effect the conversion of $451,824.12 of principal and accrued and unpaid interest owed by the Company to Mr. Scott via a 6% Senior Secured Convertible Note until after the completion of the Company amending its Certificate of Incorporation to increase the authorized shares of common stock of the Company from 1,000,000,000 to 3,000,000,000. At a conversion price of $0.007 per share, the Amendment prevented 64,546,303 shares of stock being issued upon a potential conversion by Mr. Scott. On February 7, 2014, the Company held a shareholder meeting and proxy which resulted in shareholder approval to increase the number of shares authorized from 1,000,000,000 to 3,000,000,000.

In December 2013, the Company paid $100,000 cash to Eastside Mountain Corporation, which is controlled by Marco Hegyi, the Company’s President and a member of its Board of Directors, to perform a business assessment of the Company.

On December 11, 2013, the Company issued 25,000,000 warrants to Hegyi, LLC (“Hegyi”), an entity controlled by Marco Hegyi, who was hired as President of the Company in December 2013. The warrants have a ten-year term with an original exercise price of $0.08 per share. The warrants vest immediately and are exercisable in whole, or in part, at any time and from time to time on or after the issue date and on or before the termination date. The Company valued the warrants at the time of issuance using the Black-Scholes option pricing model using the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 88.81%; (iii) risk free rate of 0.02% and (iv) expected term of 3 years, which resulted in a value of $1,725,000. As previously stated, the Company will expense the $1,725,000 at the rate of $14,375 per month over the ten-year life of the warrant agreement.

During the twelve months ended December 31, 2013, the Company issued 1,500,000 shares of its common stock to Eric Shevin, an independent member of the Company’s Board of Directors, as consideration for his service as a Board member from April 1, 2013 through December 31, 2013. The shares were valued at $30,000 in the aggregate.

During the twelve months ended December 31, 2013, the Company issued 1,683,333 shares of its common stock to Bob Kurilko, a former independent member of the Company’s Board of Directors, as consideration for his service as a Board member from January 1, 2013 through November 2, 2013. The shares were valued at $33,667 in the aggregate.

During the twelve months ended December 31, 2013, the Company issued 500,000 shares of its common stock to Craig Ellins, a former independent member of the Company’s Board of Directors, as consideration for his service as a Board member from January 1, 2013 through March 31, 2013. The shares were valued at $10,000 in the aggregate.

On December 31, 2013, the Company issued 83,333 shares of its common stock to Alan Hammer, an independent member of the Company’s Board of Directors, as consideration for his service as a Board member from December 17, 2013 through December 31, 2013. The shares were valued at $1,667 in the aggregate.

On December 31, 2013, the Company issued 72,222 shares of its common stock to Anthony Ciabattoni, an independent member of the Company’s Board of Directors, as consideration for his service as a Board member from December 19, 2013 through December 31, 2013. The shares were valued at $1,444 in the aggregate.  Mr. Ciabattoni’s shares have been issued to the Ciabattoni Living Trust, of which Mr. Ciabattoni is the Trustee.

On December 31, 2013, the Company issued 72,222 shares of its common stock to Jeff Giarraputo, an independent member of the Company’s Board of Directors, as consideration for his service as a Board member from December 19, 2013 through December 31, 2013. The shares were valued at $1,444 in the aggregate.

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

Director Independence

In conjunction with the preparation of this report, using the definition of “independence” established by the NASDAQ Stock Market, we have evaluated all relationships between each director and us. Based on the foregoing definition, we have determined that Eric Shevin, Anthony Ciabattoni, Alan Hammer, and Jeff Giarraputo currently meet the definition of an “independent” director as defined in the applicable rules for companies traded on the NASDAQ Stock Market. Our board of directors will continually monitor the standards established for director independence under applicable law or listing requirements and will take all reasonable steps to assure compliance with those standards.

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

Audit Fees

The aggregate fees billed by Anton & Chia, LLP for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports and services that are normally provided in connection with statutory and regulatory filings were $135,386 for the fiscal year ended December 31, 2013.

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

Audit-Related Fees

None.

Tax Fees

During fiscal year 2013, we recorded accounting/professional fees totaling $12,000 that were billed to us by Hartley Moore Accountancy for the preparation of our 2012 annual tax returns.

All Other Fees

None.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The financial statements filed as part of this Annual Report on Form 10-K are listed on page 28.

The exhibits filed with this Annual Report on Form 10-K are listed in the attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GROWLIFE, INC.
(Registrant)

Date: March 31, 2014	By:	/s/ Sterling Scott
Sterling Scott
Chairman, Chief Executive Officer & President

Date: March 31, 2014	By:	/s/ John Genesi
John Genesi
Chief Financial Officer

POWER OF ATTORNEY

The undersigned directors and officers of GrowLife, Inc. do hereby constitute and appoint Sterling Scott, and each of them, with full power of substitution and resubstitution, as their true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto, and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sterling Scott	Chairman, Chief Executive Officer, President, Secretary, and Director	March 31, 2014

/s/ John Genesi	Chief Financial Officer	March 31, 2014

/s/ Marco Hegyi	President of GrowLife, Inc. and Director	March 31, 2014

/s/ Rob Hunt	President of GrowLife Hydroponics, Inc. and Director	March 31, 2014

/s/ Eric Shevin	Director	March 31, 2014

/s/ Alan Hammer	Director	March 31, 2014

/s/ Jeff Giarraputo	Director	March 31, 2014

/s/ Anthony Ciabattoni	Director	March 31, 2014

PART II
OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On January 1, 2013 the Company issued 2,000,000 shares of its common stock to an independent third party. These shares were issued on a non-cash basis and were compensation for services rendered.

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

On February 7, 2013, the Company issued 1,428,571 shares of its common stock to a Holder of the Company’s 6% Convertible Notes. The conversion price was $0.007 per share and resulted in a $10,000 reduction in the outstanding principal balance of the 6% Convertible Notes.

On February 8, 2013, the Company issued 470,237 shares of its common stock in relation to the exercising of a stock option. The option was exercised for cash at $0.019 per share.

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

On May 22, 2013, the Company issued 22,429.669 shares of its common stock to a certain holder of the Company’s 6% Convertible Notes. The conversion price was $0.007 per share and resulted in a $193,000 reduction in the outstanding principal balance of the 6% Convertible Notes and a $13,008 reduction in accrued and unpaid interest on these notes.

On May 22, 2013, the Company issued 1,333,334 shares of its common stock to a third-party consultant. These shares were issued on a non-cash basis and were compensation for services rendered. These shares were valued at $13,333 in the aggregate and $0.01 per share.

On May 23, 2013, the Company issued 19,771.748 shares of its common stock to a certain holder of the Company’s 6% Convertible Notes. The conversion price was $0.007 per share and resulted in a $110,604 reduction in the outstanding principal balance of the 6% Convertible Notes and a $27,798 reduction in accrued and unpaid interest on these notes.

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

On September 17, 2013, the Company issued 6,757,328 shares of its common stock to a certain holder of the Company’s 7% Convertible Notes. The conversion price was $0.02156 per share and resulted in a $150,000 reduction in the outstanding principal balance of the 7% Convertible Notes.

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

On October 14, 2013, the Company issued 9,000,000 shares of its common stock in relation to the cashless exercise of warrants by Gemini Master Fund. These shares were valued at zero dollars by the Company.

On October 14, 2013, the Company issued 8,000,000 shares of its common stock in relation to the conversion of a $280,000 note payable to Gemini Master Fund. The shares were issued via the Company’s Subscription Agreement and were valued at $0.035 per share and $280,000 in the aggregate.

On November 15, 2013, the Company cancelled the issuance of 1,500,000 shares of its common stock that the Company had previously approved for issuance to two (2) independent third party consultants as consideration for services to be rendered. The shares were originally valued at $0.04 per share and $60,000 in the aggregate. The Company debited its equity accounts $60,000 in the aggregate upon the cancellation of these shares on November 15, 2013.

On November 16, 2013, the Company issued 1,250,000 shares of its common stock to Integrity Media, Inc. in relation to the Company’s service agreement with Integrity Media dated November 16, 2013. The shares were issued on a non-cash basis and were consideration for investor/public relations services provided by Integrity Media to the Company. The shares were valued at $0.08 per share and $100,000 in the aggregate.

On November 26, 2013, the Company issued 25,000 shares of its common stock to one of its employees for services rendered. The issuance of these shares was approved by the Company’s Board of Directors on February 15, 2013. These shares were issued on a non-cash basis and were valued at $2,250 in the aggregate and $0.09 per share.

On December 3, 2013, a Holder of the Company’s 6% Senior Secured Convertible Notes converted the entire principal and accrued and unpaid interest into 6,073,111 shares of the Company’s common stock. The shares were valued at $0.007 per share and $42,512 in the aggregate.

On December 4, 2013, the Company issued 500,000 shares of its common stock to an independent third party as consideration for services provided to the Company. The shares were issued on a non-cash basis and were valued at $0.09 per share and $45,000 in the aggregate.

On December 16, 2013, two (2) of the Holders of the Company’s 12% Senior Secured Convertible Notes converted their entire principal and accrued and unpaid interest into 11,881,204 shares of the Company’s common stock. The shares were valued at $0.035 per share and $415,842 in the aggregate.

On December 19, 2013, a Holder of the Company’s 7% Senior Secured Convertible Notes converted the remaining principal and accrued and unpaid interest into 2,453,945 shares of the Company’s common stock. The shares were valued at $0.025 per share and $61,349 in the aggregate.

On December 31, 2013, the Company issued 475,000 shares of its common stock to certain employees. These shares were issued on a non-cash basis and were compensation for services rendered. These shares were valued at $42,750 in the aggregate and $0.09 per share.

On December 31, 2013, the Company issued 1,000,000 shares of its common stock to one of its independent members of the Company’s Board of Directors. These shares were issued on a non-cash basis and were compensation for services rendered during the July 1 – December 31, 2013 period. These shares were valued at $20,000 in the aggregate and $0.02 per share.

On December 31, 2013, the Company issued 683,333 shares of its common stock to a former independent member of the Company’s Board of Directors. These shares were issued on a non-cash basis and were compensation for services rendered during the July 1, 2013 through November 2, 2013 period. These shares were valued at $13,667 in the aggregate and $0.02 per share.

On December 31, 2013, the Company issued 227,777 shares of its common stock to three (3) of its independent members of the Company’s Board of Directors. These shares were issued on a non-cash basis and were compensation for services rendered during the December 17, 2013 through December 31, 2013 period. These shares were valued at $4,556 in the aggregate and $0.02 per share.

During the three-month period ended December 31, 2013, the Company sold 19,174,429 shares of its common stock via the Company’s Subscription Agreement. The shares were sold at a per share price of $0.035 and generated gross proceeds to the Company in the amount of $671,105.

During the three-month period ended December 31, 2013, the Company issued 8,666,667 shares of its common stock to four (4) of its employees in relation to a Unanimous Written Consent of the Board of Directors dated August 8, 2012. These shares represent the final installment due to these four employees and were valued at $0.01 per share and $86,667 in the aggregate.

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

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

101	XBRL information

* XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.