Form 10-Q
period 2014-03-31
GROWLIFE, INC.
filed 2014-05-15
CIK 1161582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
OR

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of May 14, 2014 there were 809,437,891 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

PART 1 - FINANCIAL INFORMATION
ITEM 1. Financial Statements

GrowLife, Inc. and Subsidiaries (formerly Phototron Holdings, Inc.)
Condensed Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$742,254	$1,831,276
Restricted cash	46,400	46,400
Accounts receivable, net	185,700	183,678
Inventory, net	1,563,559	1,253,721
Prepaid expenses	57,533	17,001
Other receivable	2,497	3,666
Deposits	51,764	46,173
Total current assets	2,649,707	3,381,915

Investment in related party	3,707,918	1,122,397
Property and equipment, net	47,852	53,758
Intangibles	433,663	460,300
Goodwill	739,000	739,000

Total Assets	$7,578,140	$5,757,370

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$927,533	$1,095,204
Accrued expenses	221,772	175,603
Deferred revenue	13,275	30,888
Derivative liability	28,428,574	9,324,000
Related party note payable and accrued interest, net of debt discount	1,226	1,160
Convertible notes payable and accrued interest, net of debt discount	682,962	-
Total current liabilities	30,275,342	10,626,855

Long-term debt	-	974,479

Total liabilities	30,275,342	11,601,334

Stockholders' Deficit
Common Stock, $0.0001 par value, 3,000,000,000
shares authorized, 806,090,859 and 755,694,870
shares issued and outstanding, respectively	80,611	75,571
Additional paid-in-capital	35,690,082	17,359,932
Unrealized gain on related party investment	3,706,758	1,121,237
Accumulated deficit	(62,174,653)	(24,400,704)
Total stockholders' deficit	(22,697,202)	(5,843,964)

Total liabilities and stockholders' deficit	$7,578,140	$5,757,370

See accompanying notes to these condensed consolidated financial statements.

GrowLife, Inc. and Subsidiaries (formerly Phototron Holdings, Inc.)
Condensed Consolidated Statement of Operations
(Unaudited)

	For the Three Months Ended
	March 31, 2014	March 31, 2013

Net revenue	$2,382,836	$760,709

Cost of Goods Sold	1,862,958	511,583

Gross Profit	519,878	249,126

General and administrative	1,189,888	556,993
Shares issued for services rendered	1,645,000	179,125
Stock options expense	151,701	-

Loss from operations	(2,466,711)	(486,992)

Other expense
Change in fair value of derivative	(34,507,607)	(169,753)
Loss on extinguishment of debt	-	(2,750)
Interest expense, net	(799,631)	(523,467)

Net loss	$(37,773,949)	$(1,182,962)

Net loss per share - (basic and diluted)	$(0.05)	$(0.00)

Weighted average shares outstanding - (basic and diluted)	775,342,755	443,605,824

See accompanying notes to these condensed consolidated financial statements.

GrowLife, Inc. and Subsidiaries (formerly Phototron Holdings, Inc.)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31, 2014	March 31, 2013
Operating activities
Net loss	$(37,773,949)	$(1,182,962)
Adjustments to reconcile net loss to net cash used by
operating activities
Depreciation and amortization	9,831	2,843
Amortization of intangible assets	26,637	27,249
Stock options expense	151,701	-
Common stock issued for services rendered	1,645,000	179,125
Amortization of debt discount	758,348	495,038
Change in fair value of derivative liability	34,507,607	169,753
Loss on extinguishment of debt	-	2,750
Accrued interest on convertible notes payable	40,983	26,182
Changes in operating assets and liabilities
Accounts receivable	(2,022)	10,580
Inventory	(309,838)	20,903
Prepaid expenses	(40,532)	(10,952)
Other receivable	1,169	-
Deposits	(5,591)	-
Accounts payable	(28,117)	(76,976)
Accrued expenses	(93,384)	31,390
Deferred revenue	(17,613)	(13,137)

Net cash used in operating activities	(1,129,770)	(318,214)

Investing activities
Cash paid for store improvements	(3,925)	-

Net cash used in investing activities	(3,925)	-

Financing activities
Proceeds from the issuance of common stock	-	534,760
Proceeds from the issuance of 10% convertible note	-	156,000
Proceeds from options exercised	44,673	9,000
Proceeds from notes payable, related party	-	25,000
Payments of notes payable and accrued interest	-	(196,508)

Net cash provided by financing activities	44,673	528,252

Net increase (decrease) in cash	(1,089,022)	210,038

Cash, beginning of period	1,831,276	36,602

Cash, end of period	$742,254	$246,640

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$4,865

Cash paid for income taxes	$-	$-

NON-CASH TRANSACTIONS
Common stock issued for services rendered	$1,645,000	$179,125
6% Senior secured convertible notes converted into
common stock, principal and interest	$32,901	$485,275
7% Convertible notes converted into
common stock, principal and interest	$618,192	$-
12% Senior secured convertible notes converted into
common stock, principal and interest	$439,688	$-
Notes payable for Greners acquisition converted into
common stock, principal and interest	$-	$156,000
Derivative liability reclassified to additional paid-in-capital	$15,403,033	$-
Common stock issued for cashless exercise of options	$278	$368
Preferred stock cancelled	$-	$300

See accompanying notes to these condensed consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES (formerly Phototron Holdings, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three-Months Ended March 31, 2014 (Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION

GrowLife is a holding company with multiple operating businesses that manufacture and supply branded equipment and expendables in the USA for urban gardening, inclusive of equipment and expendables for gardening of medical marijuana. Wholly owned GrowLife companies include SG Technologies, Corp., Phototron, Inc., Business Bloom, Inc. (dba Greners.com), Soja, Inc. (dba Urban Garden Supply), GrowLife Hydroponics, Inc., and GrowLife Productions, Inc. In addition to the promotion and sales of GrowLife owned brands, GrowLife companies distribute and sell over 3,000 products through its on-line distribution channel, Greners.com, our on-line superstore, and through our seven retail storefronts. GrowLife’s www.cannabis.org is expected to provide GrowLife with another widely recognized and authoritative channel for branded product promotion and sales. GrowLife and its business units are organized and directed to operate strictly in accordance with all applicable state and federal laws. The following organizational chart details our corporate structure:
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

With regard to the products sold at our retail hydroponics stores in our business to business relationships, and directly, the Company typically purchases its products from the actual manufacturer or a wholesale distributor and resells the products. Most of our vendors provide payment terms ranging from seven (7) days to thirty (30) days while some require payment at the time we purchase them. The Company also more directly manages supply chains in which GrowLife company branded products are produced, principally under the Stealth Grow brand, or under a co-brand shared by GrowLife, Stealth Grow, and the brands of our business to business partners. With regard to our Phototron units, the Company purchases the required materials and then assembles the actual working unit at our Gardena, California facility, with the finished, and working, Phototron unit then being shipped directly to our customers.

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

On June 7, 2013, GrowLife Hydroponics completed the purchase of Rocky Mountain Hydroponics, LLC, a Colorado limited liability company (“RMC”), and Evergreen Garden Center, LLC, a Maine limited liability company (“EGC”). The effective date of the RMH/EGC Agreement was June 7, 2013. The RMH/EGC Agreement included all of the assets and liabilities of the RMH and EGC Companies, and in specific, their 4 retail hydroponics stores, which are located in Vail and Boulder, Colorado, Peabody, Massachusetts, and Portland, Maine. Per the terms of the RMH/EGC Agreement, GrowLife, Inc. paid the former owners of the RMH and EGC Companies $550,000 in cash, $800,000 in 12% Secured Convertible Notes, and $275,000 (7,857,141 shares at $0.035/share) in shares of GrowLife, Inc.’s common stock.

On November 19, 2013, GrowLife, Inc. (the “Company”) entered into a Joint Venture Agreement (the “Agreement”) with CANX USA LLC (“CANX”), a Nevada limited liability company.  Under the terms of the Agreement, the Company and CANX will form Organic Growth International, LLC (“OGI”), a Nevada limited liability company, for the purpose of expanding the Company’s operations in its current retail hydroponic businesses and in other synergistic business verticals and facilitating additional funding for commercially financeable transactions of up to $40,000,000.  In connection with closing of the Agreement, CANX will provide funding in the amount of $1,300,000 for a GrowLife Infrastructure Funding Technology program transaction and will provide additional funding under a 7% Convertible Note instrument. The Company will initially own a non-dilutive forty five percent (45%) share of OGI and the Company may acquire a control share of OGI as provided in the Agreement. Please see “NOTE 4 - JOINT VENTURE AGREEMENT WITH CANX USA, LLC” for a detailed description of this transaction.

From time to time, the Company may make modest investments in public or even privately held companies in our industry segment in order to facilitate business opportunities of the Company.  The first such investment by the Company occurred in May 2013, when the Company made an investment in the amount of $1,160 in Vape Holdings, Inc. (“Vape”), a Nevada corporation.  Following a series of transactions that are detailed in “NOTE 9 – INVESTMENT IN A RELATED PARTY”, Vape Holdings, Inc. became a public company.  Through its investment, GrowLife received and still owns as of the time of this filing 200,428 shares in Vape Holdings, Inc. (OTCQB:  VAPE).

From time to time, the Company may make modest investments in public or even privately held companies in our industry segment in order to facilitate business opportunities of the Company.  The first such investment by the Company occurred in May 2013, when the Company made an investment in the amount of $1,160 in Vape Holdings, Inc. (“Vape”), a Nevada corporation.  Following a series of transactions that are detailed in “NOTE 9 – INVESTMENT IN A RELATED PARTY”, Vape Holdings, Inc. became a public company.  Through its investment, GrowLife received and still owns as of the time of this filing 200,428 shares in Vape Holdings, Inc. (OTCQB:  VAPE).

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities. For the three month period ended March 31, 2014, the Company incurred a net loss of $37,773,949 and cash used in operations was $1,129,770. The Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements during this period primarily through the recurring issuance of convertible notes payable and advances from a related party. These facts indicate that there is substantial doubt of the Company’s continuation as a going concern.

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

Use of Estimates

In preparing these unaudited condensed interim consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates and assumptions included in our condensed consolidated financial statements relate to the valuation of long-lived assets, estimates of sales returns, inventory reserves and accruals for potential liabilities, and valuation assumptions related to derivative liability, equity instruments and share based compensation.

Accounts Receivable and Revenue

Revenue is recognized on the sale of a product when the product is shipped, which is when the risk of loss transfers to our customers, the fee is fixed and determinable, and collection of the sale is reasonably assured. A product is not shipped without an order from the customer and the completion of credit acceptance procedures. The majority of our sales are cash or credit card; however, we occasionally extend terms to our customers. Accounts receivable are reviewed periodically for collectability.

Sales Returns

We allow customers to return defective products when they meet certain established criteria as outlined in our sales terms and conditions. It is our practice to regularly review and revise, when deemed necessary, our estimates of sales returns, which are based primarily on actual historical return rates. We record estimated sales returns as reductions to sales, cost of sales, and accounts receivable and an increase to inventory. Returned products which are recorded as inventory are valued based upon the amount we expect to realize upon its subsequent disposition. As of March 31, 2014 and December 31, 2013, there was no reserve for sales returns, which are minimal based upon our historical experience.

Warranty Costs

Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based, in part, on historical experience. During the year ended December 31, 2012 we negotiated a $46,000 credit with one of our vendors for future expected warranty repairs to defective units. This amount was to be used to offset expected repairs in future periods. As of March 31, 2014, the Company had utilized the entire $46,000 credit and had concluded its business relationship with this particular vendor.

Shipping and Handling Fees and Cost

For the three month periods ended March 31, 2014 and 2013, shipping and handling fees billed to customers totaled $60,005 and $60,116, respectively, and were included in revenue.

Advertising Costs

Advertising costs are expensed as incurred and are included in general and administrative expenses. For the three month periods ended March 31, 2014 and 2013, advertising costs of $45,573 and $54,698, respectively, were included in general and administrative expenses.

Cash and Cash Equivalents

We consider cash equivalents with original maturities of 90 days or less to be cash equivalents. As of March 31, 2014 and December 31, 2013, we have no cash equivalents.

Equity Investments

We classify all highly-liquid investments with stated maturities of greater than three months from the date of purchase and remaining maturities of less than one year as short-term investments. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such investments are viewed as being available to support current operations. We classify and account for short-term investments as available-for-sale and reflect realized gains and losses using the specific identification method. Changes in market value, if any, excluding other-than-temporary impairments, are reflected under stockholders’ deficit as unrealized gain/loss on related party investment.

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

The carrying value of cash, accounts receivable, investment in a related party, accounts payables, accrued expenses, due to related party, notes payable, and convertible notes approximates their fair values due to their short-term maturities.

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

During the three month period ending March 31, 2014, the Company had outstanding, at one time or another, six (6) unsecured 7% convertible notes (see “NOTE 18 – 7% CONVERTIBLE NOTES PAYABLE”) that the Company determined were a derivative liability due to the “reset” clause associated with the note’s conversion price. These notes were originally issued, in the aggregate principal amount of $1,850,000, during the fourth quarter of fiscal year 2013, and as of December 31, 2013 the Company had valued the derivative liability of these notes, with outstanding principal of $1,850,000 as of December 31, 2013, at $9,324,000 using the Black-Scholes-Merton option pricing model.

During the three month period ending March 31, 2014, the Company had outstanding, at one time or another, six (6) unsecured 7% convertible notes (see “NOTE 18 – 7% CONVERTIBLE NOTES PAYABLE”) that the Company determined were a derivative liability due to the “reset” clause associated with the note’s conversion price. These notes were originally issued, in the aggregate principal amount of $1,850,000, during the fourth quarter of fiscal year 2013, and as of December 31, 2013 the Company had valued the derivative liability of these notes, with outstanding principal of $1,850,000 as of December 31, 2013, at $9,324,000 using the Black-Scholes-Merton option pricing model.

During the three month period ending March 31, 2014, three (3) Holders of these notes converted $600,000 of principal and accrued and unpaid interest totaling $18,192 into 24,727,668 shares of the Company’s common stock at a per share conversion price of $0.025. As of March 31, 2014, the outstanding principal on these notes totaled $1,250,000 with accrued and unpaid interest totaling $27,807 (see “NOTE 18 – 7% CONVERTIBLE NOTES PAYABLE”).

During the three month period ending March 31, 2014, the Company recalculated the value of the derivative liability associated with these notes as of January 31, 2014, February 28, 2014, March 7, 2014 ($50,000 of principal converted on this date), March 18, 2014 ($550,000 of principal converted on this date), and March 31, 2014 using the Black-Scholes-Merton option pricing model. As a result of these calculations, the Company recorded $34,507,607 of non-cash “change in fair value of derivative” expense during the three month period ending March 31, 2014. As of March 31, 2014, the Company had recorded a derivative liability in the amount of $28,428,574 in relation to the $1,250,000 of outstanding principal related to these notes as of March 31, 2014.

See “NOTE 13 – DERIVATIVE LIABILITY” for a more detailed analysis of the Company’s derivative liability.

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

As of March 31, 2014, there were 319,895,111 dilutive securities which are considered anti-dilutive and are not included in diluted loss per share. The following details the dilutive securities as of March 31, 2014:

Options	34,000,000
Warrants	165,000,000
6% senior secured convertible notes - principal & interest	69,782,831
7% convertible notes - principal & interest	51,112,280
319,895,111

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

Inventories

Inventories are recorded on a first in first out basis. Inventory consists of raw materials, purchased finished goods and components held for resale. Inventory is valued at the lower of cost or market. The reserve for inventory was $90,725 at March 31, 2014 and December 31, 2013.

Property and Equipment

Property and equipment are stated at cost. Assets acquired held under capital leases are initially recorded at the lower of the present value of the minimum lease payments discounted at the implicit interest rate (35% for assets currently held under capital lease) or the fair value of the asset. Major improvements and betterments are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over an estimated useful life of five years. Assets acquired under capital lease are depreciated over the lesser of the useful life or the lease term. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the condensed consolidated statements of operations.

Goodwill and Intangible Assets

The Company evaluates the carrying value of goodwill, intangible assets, and long-lived assets during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, (3) an adverse action or assessment by a regulator, (4) continued losses from operations, (5) continued negative cash flows from operations, and (6) the suspension of trading of the Company’s securities. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill.

We amortize the cost of other intangible assets over their estimated useful lives, which range up to ten years, unless such lives are deemed indefinite. Intangible assets with indefinite lives are tested in the fourth quarter of each fiscal year for impairment, or more often if indicators warrant.

We recorded $26,637 and $27,249, of amortization charges related to other intangible assets for the three month periods ending March 31, 2014 and March 31, 2013, respectively.

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

Other recent pronouncements issued by FASB (including its Emerging Task Force), and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 – PURCHASE – ROCKY MOUNTAIN HYDROPONICS and EVERGREEN GARDEN CENTER

On June 7, 2013, GrowLife Hydroponics, Inc. completed the purchase of Rocky Mountain Hydroponics, LLC, a Colorado limited liability company (“RMC”), and Evergreen Garden Center, LLC, a Maine limited liability company (“EGC”). The effective date of the RMH/EGC Agreement was June 7, 2013. The RMH/EGC Agreement included all of the assets and liabilities of the RMH and EGC Companies, and in specific, their 4 retail hydroponics stores, which are located in Vail and Boulder, Colorado, Peabody, Massachusetts, and Portland, Maine. Per the terms of the RMH/EGC Agreement, the Company paid the former owners of the RMH and EGC Companies $550,000 in cash, $800,000 in 12% Secured Convertible Notes, and $275,000 (7,857,141 shares at $0.035/share) in shares of the Company’s common stock.

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

The Company will amortize the $366,000 of intangible assets at the rate of $6,100 per month over 5 years, with the Company recording $18,300 of non-cash amortization expense related to these intangible assets during the three month period ended March 31, 2014.

The following are unaudited pro-forma results of operations as if the acquisition had occurred at the beginning of the period for the three months ending March 31, 2013:

	For the Three Months Ended
	March 31, 2014	March 31, 2013

Net revenue	$2,382,836	$1,800,015

Cost of Goods Sold	1,862,958	1,239,712

Gross Profit	519,878	560,303

General and administrative	1,189,888	817,796
Shares issued for services rendered	1,645,000	179,125
Stock options expense	151,701	-

Loss from operations	(2,466,711)	(436,618)

Other income (expense)
Change in fair value of derivative	(34,507,607)	(169,753)
Loss on extinguishment of debt	-	(2,750)
Other income	-	524
Interest expense, net	(799,631)	(523,467)

Net loss	$(37,773,949)	$(1,132,064)

Net loss per share - (basic and diluted)	$(0.05)	$(0.00)

Weighted average shares outstanding (2) - (basic and diluted)	775,342,755	451,462,965

NOTE 4 – JOINT VENTURE AGREEMENT WITH CANX USA, LLC

On November 19, 2013, GrowLife, Inc. (the “Company”) entered into a Joint Venture Agreement (the “Agreement”) with CANX USA LLC (“CANX”), a Nevada limited liability company. Under the terms of the Agreement, the Company and CANX will form Organic Growth International, LLC (“OGI”), a Nevada limited liability company, for the purpose of expanding the Company’s operations in its current retail hydroponic businesses and in other synergistic business verticals and facilitating additional funding for commercially financeable transactions of up to $40,000,000. In connection with the closing of the Agreement, CANX will provide funding in the amount of $1,300,000 for a GrowLife Infrastructure Funding Technology program transaction and will provide additional funding under a 7% Convertible Note instrument. The Company will initially own a non-dilutive forty five percent (45%) share of OGI and the Company may acquire a controlling share of OGI as provided in the Agreement.

In accordance with the Agreement, the Company and CANX entered into a Warrant Agreement whereby the Company delivered CANX 140,000,000 freely transferable, unrestricted warrants to purchase 140,000,000 shares of the Company’s common stock, at a maximum strike price of $0.033 per share, par value $0.0001 share.

Subject to the terms of the Agreement, the Company may issue an additional 100,000,000 freely transferable, unrestricted warrants to purchase 100,000,000 shares of the Company’s common stock, par value $0.0001 per share, at a maximum strike price of $0.033 per share and twenty (20) blocks of warrants in the Company, with each block consisting of 10,000,000 freely transferable, unrestricted warrants to purchase 10,000,000 shares of the Company’s common stock, at a maximum strike price of $0.033 per share, par value $0.0001.

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

Organic Growth International, LLC was incorporated on January 7, 2014 in the State of Nevada and had no business activities during the three month period ended March 31, 2014.

  NOTE 5 – INTEREST PURCHASE AGREEMENT WITH WISE PHOENIX, LLC AND AJOA HOLDINGS, LLC

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

RXNB TRANSACTION

RXNB Interest Purchase Agreement

On January 24, 2014, OGI entered into a Master Equipment, Procurement and Services Agreement (“RXNB MEPS”) with RXNB dictating that the legal cannabis growing needs of WP, AJOA, and RXNB shall generally be supplied by the Company, so long as specification, price, and quality are substantially equal. This arrangement is required by the joint venture agreement that created OGI, which mandates that OGI purchase all of its necessary goods and services from the Company on an exclusive basis. Since it is a beneficiary, the Company executed the RXNB MEPS to signal its acceptance. In addition to functioning as a supplier, OGI was granted the worldwide right to market and distribute products sold or licensed by RXNB or its affiliates. The RXNB MEPS shall remain in effect for so long as OGI or the Company are shareholders or five years, whichever is longer.

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

RXNB Master Equipment, Procurement and Services Agreement

On January 24, 2014, OGI entered into a Master Equipment, Procurement and Services Agreement (“RXNB MEPS”) with RXNB dictating that the legal cannabis growing needs of WP, AJOA, and RXNB shall generally be supplied by the Company, so long as specification, price, and quality are substantially equal. This arrangement is required by the joint venture agreement that created OGI, which mandates that OGI purchase all of its necessary goods and services from the Company on an exclusive basis. Since it is a beneficiary, the Company executed the RXNB MEPS to signal its acceptance. In addition to functioning as a supplier, OGI was granted the worldwide right to market and distribute products sold or licensed by RXNB or its affiliates. The RXNB MEPS shall remain in effect for so long as OGI or the Company are shareholders or five years, whichever is longer.

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

On April 10, 2014, the Company received notice from both R.X.N.B., Inc. and CEN Biotech, Inc. that both companies were rescinding and/or voiding their respective Interest Purchase Agreements with the Company (see “NOTE 23 – SUBSEQUENT EVENTS”). The notification indicated that both R.X.N.B., Inc. and CEN Biotech, Inc. were rescinding and/or voiding their respective agreements when each company became aware that the U.S. Securities and Exchange Commission suspended the Company’s trading in securities due to potential issues of accuracy and adequacy of information in the marketplace.

NOTE 6 – G.I.F.T TRANSACTION WITH CMMS, INC.

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

NOTE 7 – SPECIAL MEETING OF SHAREHOLDERS

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

NOTE 8 – INVENTORY

Inventory is comprised of the following:

	As of March 31, 2014	As of December 31, 2013
	(Unaudited)

Raw materials	$88,102	$94,681
Finished goods	1,314,482	1,028,037
Inventory in transit	251,700	221,728
Inventory reserve	(90,725)	(90,725)
Total	$1,563,559	$1,253,721

Raw materials relate to inventory at the Company’s Phototron subsidiary, which purchases components from its vendors and then assembles finished units that are shipped to its customers. Finished goods inventory relates to product at the Company’s retail stores, which is product purchased from distributors, and in some cases directly from the manufacturer, and resold at our stores. Inventory in transit relates to product purchased by the Company but which had not been received as of March 31, 2014.

The Company reviews its inventory on a periodic basis to identify products that are slow moving and/or obsolete, and if such products are identified, the Company records the appropriate inventory impairment charge at such time.

NOTE 9 – INVESTMENT IN A RELATED PARTY

In May 2013, the Company made an investment in the amount of $1,160 in Vape Holdings, Inc. (“Vape”), a Nevada corporation.

Sterling Scott, the Company’s Chief Executive Officer, has a personal investment in Vape as well. As of the time of this filing, Mr. Scott holds 257,320 shares of Vape’s common stock. Furthermore, the former President of GrowLife, Inc. is currently the Chief Executive Officer of Vape. As a result of Mr. Scott’s ownership of Vape common stock, the Company has deemed Vape to be a related party and therefore has recorded its investment in Vape as an “Investment in a related party” on its balance sheet.

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

Adjusting for the reverse stock split that was completed on January 8, 2014, the value of the Company’s investment in Vape as of December 31, 2013 was $5.60 per share, or $1,122,397 (200,428 shares x $5.60 per share) in the aggregate. As of March 31, 2014, the Company’s investment in Vape was valued at $3,707,918, which equates to 200,428 shares at a per share value of $18.50, which was the closing price of Vape’s common stock on March 31, 2014. The Company recorded the $2,585,521 gain in the value of its investment in Vape by debiting its “Investment in a related party” balance sheet account while also recording a corresponding credit to “Unrealized gain on investment in a related party” in the Stockholders’ deficit section of the Company’s balance sheet.

As of the time of this filing, the Company still owned 200,428 shares of Vape’s common stock.

NOTE 10 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of:

	March 31, 2014	December 31, 2013
	(Unaudited)
Machines and equipment	$63,172	$63,172
Furniture and fixtures	49,787	49,787
Computer equipment	52,304	52,304
Leasehold improvements	56,965	53,040
Total property and equipment	222,228	218,303
Less accumulated depreciation and amortization	(174,376)	(164,545)
Net property and equipment	$47,852	$53,758

As a result of the Company’s acquisition of Rocky Mountain Hydroponics, LLC and Evergreen Garden Center, LLC (“RMH/EGC”) (see “NOTE 3 – PURCHASE – ROCKY MOUNTAIN HYDROPONICS and EVERGREEN GARDEN CENTER”), the Company acquired property and equipment totaling $109,318 in the aggregate. Subsequent to its acquisition of RMH/EGC, the Company purchased an additional $5,500 of property and equipment related to its RMH/EGC stores during the year ended December 31, 2013 and an additional $3,925 during the three month period ended March 31, 2014. The Company has not purchased any property and equipment related to its non-RMH/EGC business units since fiscal year 2012.

The following is a summary of the Company’s property and equipment transactions through March 31, 2014:

Net property and equipment as of December 31, 2013	$53,758

Property and equipment acquired during the three month period ended March 31, 2014	3,925
Depreciation and amortization expense during the three month period ended March 31, 2014	(9,831)

Net property and equipment as of March 31, 2014	$47,852

NOTE 11 – INTANGIBLE ASSETS

As of December 31, 2013, the Company had recorded intangible assets totaling $874,600, which included $366,000 as a result of its acquisition of Rocky Mountain Hydroponics, LLC and Evergreen Garden Center, LLC (“RMH/EGC”) (see “NOTE 3 – PURCHASE – ROCKY MOUNTAIN HYDROPONICS and EVERGREEN GARDEN CENTER”). The Company had also recorded $414,300 of accumulated amortization as of December 31, 2013 in relation to its intangible assets, which resulted in a net book value of $460,300 as of December 31, 2013.

During the three month period ended March 31, 2014, the Company recorded $26,637 of non-cash amortization expense related to its intangible assets. During the same period in fiscal year 2013, the Company recorded $27,249 of non-cash amortization expense related to its intangible assets. The Company will continue to amortize its currently recorded intangible assets at the rate of $8,879 per month, or $26,637 on a quarterly basis.

The following is a summary of the Company’s intangible assets as of March 31, 2014:

Intangible Assets:	Recorded Value	Accumulated Amortization	Net Book Value
RMH/EGC acquisition	$366,000	$(61,000)	$305,000
Greners acquisition	230,000	(104,937)	125,063
Phototron acquisition	215,000	(215,000)	-
Soja, Inc. (Urban Garden Supply) acquisition	60,000	(60,000)	-
Trademarks	3,600	-	3,600
Total intangible assets – March 31, 2014	$874,600	$(440,937)	$433,663

NOTE 12 – GOODWILL

As of March 31, 2014, the Company had recorded goodwill in the amount of $739,000, all of which was related to its acquisition of Rocky Mountain Hydroponics, LLC and Evergreen Garden Center, LLC (“RMH/EGC”) (see “NOTE 3 – PURCHASE – ROCKY MOUNTAIN HYDROPONICS and EVERGREEN GARDEN CENTER”). The Company periodically evaluates its goodwill for impairment and, should it be determined that there is impairment, records the appropriate non-cash impairment expense.

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

As of December 31, 2013, the Company had recorded a derivative liability in the amount of $9,324,000 with relation to the issuance of the Company’s 7% Convertible Notes (see “NOTE 18 – 7% CONVERTIBLE NOTES PAYABLE”) in the original principal amount of $1,850,000 in the aggregate, all of which was still outstanding as of December 31, 2013.

On January 31, 2014, the Company recalculated the value of this derivative liability to be $21,477,631 using the weighted-average Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions; (i) dividend yield of 0%; (ii) expected volatility of 177%; (iii) risk free rate of 0.03%, (iv) stock price of $0.312, (v) per share conversion price of $0.025, and (vi) expected term of 11 months, as the Company estimates that these notes will be converted by December 31, 2014. As a result of this recalculation, the Company recorded a $12,153,631 non-cash “change in fair value of derivative” expense while also increasing the value of the Company’s derivative liability by the same amount, which resulted in the Company having a derivative liability in the amount of $21,477,631 as of January 31, 2014. Note that the outstanding principal on these 7% convertible notes was $1,850,000 as of January 31, 2014.

On February 28, 2014, the Company again recalculated the value of its derivative liability using the weighted-average Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions; (i) dividend yield of 0%; (ii) expected volatility of 173%; (iii) risk free rate of 0.04%, (iv) stock price of $0.367, (v) per share conversion price of $0.025, and (vi) expected term of 10 months, as the Company estimates that these notes will be converted by December 31, 2014. This resulted in a derivative liability in the amount of $25,459,681, which represents an increase of $3,982,050 from the $21,477,631 as of January 31, 2014. Accordingly, the Company recorded a $3,982,050 non-cash “change in fair value of derivative” expense while also increasing the value of the Company’s derivative liability by the same amount, which resulted in the Company having a derivative liability in the amount of $25,459,681 as of February 28, 2014. Note that the outstanding principal on these 7% convertible notes was $1,850,000 as of February 28, 2014.

On March 7, 2014, one Holder of these 7% convertible notes converted $50,000 of principal into 2,000,000 shares of the Company’s common stock at a per share conversion price of $0.025. The Company used the weighted-average Black-Scholes-Merton option pricing model to calculate the value of the related derivative liability at the time of conversion using the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 180%; (iii) risk free rate of 0.06%, (iv) stock price of $0.412, (v) per share conversion price of $0.025, and (vi) expected term of 1 month. This resulted in a derivative liability of $773,002, which represents an $84,902 increase from the value as of February 28, 2014. As a result, the Company recorded an $84,902 non-cash “change in fair value of derivative” expense while also recording a corresponding increase to the Company’s derivative liability. Upon conversion of the $50,000 of principal by the Holder, the Company reclassified the $773,002 derivative liability related to the $50,000 conversion from its “derivative liability” balance sheet account and into “additional paid-in capital”. After this $50,000 conversion, the outstanding principal on these 7% convertible notes was $1,800,000.

On March 18, 2014, three (3) Holders of these 7% convertible notes converted $550,000 of principal into 22,000,000 shares of the Company’s common stock at a per share conversion price of $0.025. The Company used the weighted-average Black-Scholes-Merton option pricing model to calculate the value of the related derivative liability at the time of conversion using the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 180%; (iii) risk free rate of 0.07%, (iv) stock price of $0.69, (v) per share conversion price of $0.025, and (vi) expected term of 1 month. This resulted in a derivative liability of $14,630,031, which represents a $7,060,940 increase from the value as of February 28, 2014. As a result, the Company recorded a $7,060,940 non-cash “change in fair value of derivative” expense while also recording a corresponding increase to the Company’s derivative liability. Upon conversion of the $550,000 of principal by the Holders, the Company reclassified the $14,630,031 derivative liability related to the $550,000 conversion from its “derivative liability” balance sheet account and into “additional paid-in capital”. After this $550,000 conversion, the outstanding principal on these 7% convertible notes was $1,250,000.

On March 31, 2014, the Company recalculated the value of its derivative liability related to the $1,250,000 outstanding principal balance of these 7% convertible notes using the weighted-average Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions; (i) dividend yield of 0%; (ii) expected volatility of 180%; (iii) risk free rate of 0.03%, (iv) stock price of $0.58, (v) per share conversion price of $0.025, and (vi) expected term of 9 months, as the Company estimates that these notes will be converted by December 31, 2014. This resulted in a derivative liability in the amount of $28,428,574, which represents an increase of $11,226,084 from the $17,202,490 as of February 28, 2014. Accordingly, the Company recorded an $11,226,084 non-cash “change in fair value of derivative” expense while also increasing the value of the Company’s derivative liability by the same amount, which resulted in the Company having a derivative liability in the amount of $28,428,574 as of March 31, 2014. Note that the outstanding principal on these 7% convertible notes was $1,250,000 as of March 31, 2014.

For the three month period ended March 31, 2014, the Company recorded a $34,507,607 non-cash “change in fair value of derivative” expense, all of which was related to its 7% convertible notes. The following is a summary of the Company’s non-cash “change in fair value of derivative” expense:

Change in fair value of derivative liability as of January 31, 2014	$12,153,631
Change in fair value of derivative liability as of February 28, 2014	3,982,050
Change in fair value of derivative liability related to $50,000 principal conversion on March 7, 2014	84,902
Change in fair value of derivative liability related to $550,000 principal conversion on March 18, 2014	7,060,940
Change in fair value of derivative liability as of March 31, 2014	11,226,084
$34,507,607

NOTE 14 – RELATED PARTY NOTE PAYABLE AND ACCRUED INTEREST

In May 2013, the family of Sterling Scott, the Company’s Chief Executive Officer, wired $1,160 on behalf of the Company to Vape Holdings, Inc. (“Vape”) (see “NOTE 9 – INVESTMENT IN A RELATED PARTY”) in relation to the purchase, by the Company, of shares of Vape’s common stock. As of December 31, 2013, the Company had recorded the $1,160 as a note payable due to a related party. There is no formal note agreement between the Company and Mr. Scott’s family, but both parties have agreed that the Company will pay Mr. Scott’s family interest at the rate of seven percent (7%) per annum from the date the loan originated until it’s repaid.

During the three month period ended March 31, 2014, the Company recorded $66 of interest expense related to this note, which represents interest expense from June 14, 2013 through March 31, 2014. As of March 31, 2014, the Company owed the Scott family $1,226, of which $1,160 was principal and $66 was accrued and unpaid interest.

NOTE 15 – RELATED PARTY TRANSACTIONS

From time to time the Company’s Chief Executive Officer (CEO) has advanced various amounts to the Company. As of December 31, 2011, the amount due the CEO was $183,103, and additional advances of $98,897 were made to the Company through April 5, 2012. On April 5, 2012, the CEO converted $282,000 of these advances into a 6% senior convertible note (see “NOTE 16 – 6% SENIOR SECURED CONVERTIBLE NOTES PAYABLE”). The CEO made further advances during the year ended December 31, 2012 which were converted into a 6% senior convertible note. As of December 31, 2012, total amount owed to the Company’s CEO was $429,111, which consisted of $413,680 in principal and $15,431 in accrued and unpaid interest, all of which was owed via the 6% senior convertible note. The Company’s CEO did not make any additional advances of any kind during the twelve month period ended December 31, 2013, nor did he convert any of his 6% senior convertible note during this period. During the three month period ended March 31, 2014, the Company’s CEO did not advance the Company any additional funds nor did he convert any portion of his convertible note. As of March 31, 2014, the outstanding principal balance on his 6% convertible note was $413,680 with accrued and unpaid interest totaling $46,372. Per the terms of the 6% convertible note, the principal and interest can be converted into shares of the Company’s common stock at a per share conversion price of $0.007, which equates to 65,721,774 shares of the Company’s common stock as of March 31, 2014.

In May 2013, the family of Sterling Scott, the Company’s Chief Executive Officer, wired $1,160 on behalf of the Company to Vape Holdings, Inc. (“Vape”) (see “NOTE 9 – INVESTMENT IN A RELATED PARTY” and “NOTE 14 – RELATED PARTY NOTE PAYABLE AND ACCRUED INTEREST”) in relation to the purchase, by the Company, of shares of Vape’s common stock. As of December 31, 2013, the Company had recorded the $1,160 as a note payable due to a related party. There is no formal note agreement between the Company and Mr. Scott’s family, but both parties have agreed that the Company will pay Mr. Scott’s family interest at the rate of seven percent (7%) per annum from the date the loan originated until it’s repaid. As of March 31, 2014, the Company owed the Scott family $1,226, of which $1,160 is principal and $66 is accrued and unpaid interest.

On February 26, 2014, the Company engaged Jeff Giarraputo, who is currently a member of the Company’s Board of Directors, as an advisor to the Company for six (6) months, effective as of February 15, 2014. The scope of the work to be performed by Mr. Giarraputo is to provide marketing, business development, and general management to the Company as related to the cannabis industry. As compensation for these services, the Company, pending approval by its Board of Directors, will grant Mr. Giarraputo a stock option to purchase 2,000,000 shares of the Company’s common stock at $0.31 per share, which represents the 30-day trailing average of the Company’s common stock. All shares subject to the option will vest over a 6-month period beginning on the date of engagement (the “Vesting Commencement Date”). One-sixth (1/6) of the shares will vest one month after the Vesting Commencement Date, and thereafter 1/6th of the shares will vest each month on the same day of each month corresponding to the Vesting Commencement Date until all shares have vested, provided that Mr. Giarraputo does not cease to be a consultant of the Company prior to such date. The stock option grant shall be subject to the terms and conditions of the Company’s 2011 Stock Incentive Plan (“SIP”), including vesting requirements. No right to any stock is earned or accrued until such time that the shares become vested, nor does the grant confer any right to continue vesting or employment. As of March 31, 2014, the Company’s Board of Directors had not approved this stock option grant, therefore the Company has not factored the 2,000,000 shares into any of the calculations related to this filing.

NOTE 16 – 6% SENIOR SECURED CONVERTIBLE NOTES PAYABLE

On September 28, 2012, the Company entered into an amendment and exchange agreement (“Exchange Agreement”) with W-Net, Europa International, Inc., Sterling Scott, Robert Shapiro, Lauri Bilawa, Carla Badaracco and Forglen, LLC (the “Investors”). The Exchange Agreement provided for the issuance of new 6% Senior Secured Convertible Notes (the “6% Notes”) that replaced the 6% Senior Secured Convertible Notes that were previously issued during 2012. The 6% Notes accrue interest at the rate of 6% per annum and have a maturity date of April 15, 2015. No cash payments are required; however, accrued interest shall be due at maturity. In the event of a default the Investors may declare the entire principal and accrued interest to be due and payable. Default interest will accrue at the rate of 12% per annum. The 6% Notes are secured by substantially all of the assets of the Company and are convertible into common stock at the rate of $0.007 per share. The Company has determined that the conversion feature is considered a beneficial conversion feature and determined its value to be $102,096 as of December 31, 2013, which the Company recorded as a debt discount to the 6% Notes. As of December 31, 2013 the Company owed principal of $468,680 and accrued interest of $46,196 on these 6% Notes.

On January 3, 2014, a Holder of these 6% convertible notes converted their entire $30,000 of principal and $2,901 of accrued and unpaid interest into 4,700,196 shares of the Company’s common stock at a per share conversion price of $0.007. Upon conversion of the $30,000 of principal, the Company recorded $6,535 of non-cash interest expense to fully amortize the remaining debt discount associated with the $30,000 of principal that was converted on January 3, 2014. After this conversion, this Holder had been paid in full by the Company.

During the three month period ended March 31, 2014, the Company did not borrow any additional funds related to these 6% convertible notes nor did either of the two (2) remaining Holders, one of which is Sterling Scott, the Company’s Chief Executive Officer, convert any of their principal and/or accrued and unpaid interest. For the three month period ended March 31, 2014, the Company recorded $6,505 of interest expense related to these 6% convertible notes while also recording $24,453 of non-cash interest expense related to the amortizing of its related debt discount.

The following is a summary of the year-to-date 2014 transactions related to the Company’s 6% Notes:

Principal as of December 31, 2013	$468,680
Accrued and unpaid interest as of December 31, 2013	46,196
Debt discount	(102,096)
Principal and accrued interest as of December 31, 2013, net of debt discount	412,780

Accrued and unpaid interest January - March 2014	6,505
Principal converted January - March 2014	(30,000)
Interest converted January - March 2014	(2,901)
Debt discount amortized January - March 2014	24,453
Principal and accrued interest as of March 31, 2014, net of debt discount	$410,837

On April 10, 2014, as a result of the suspension in the trading of the Company’s securities, the Company went into default on these 6% senior secured convertible notes (see “NOTE 23 – SUBSEQUENT EVENTS”). As a result, the Company is now accruing interest on these notes at the applicable “default” rate of interest as stipulated in the note agreements. Furthermore, as a result of being in default on these notes, the Holders can, at their sole discretion, call these notes. Although no such action has been taken by the Holders at the time of this filing, the Company has reclassified these notes as a current liability rather than long-term debt.

NOTE 17 – 12% SENIOR SECURED CONVERTIBLE NOTES PAYABLE

On June 7, 2013, in conjunction with its acquisition of Rocky Mountain Hydroponics and Evergreen Garden Center (“RMH/EGC”) (see “NOTE 3 – PURCHASE – ROCKY MOUNTAIN HYDROPONICS and EVERGREEN GARDEN CENTER”), the Company issued $800,000 of 12% Senior Secured Convertible Notes (the “12% Convertible Notes”) to the former owners of RMH/EGC. These 12% Convertible Notes have a 2 year term, with the expiration date being June 8, 2015. The 12% Convertible Notes are secured by substantially all of the Company’s assets, which include the assets of all of the Company’s subsidiaries. Interest accrues daily on the outstanding principal amount at an annual rate of 12 percent and begins accruing on the Original Issue Date (June 7, 2013). Interest is calculated on the basis of a 360-day year, consisting of 12 thirty (30) calendar day periods. The holders of the 12% Convertible Notes can, at their sole discretion, convert any, or all, of the outstanding principal and accrued and unpaid interest into shares of the Company’s common stock. The conversion price is set at $0.035 per share, which is subject to adjustment in the event of any stock splits, stock dividends, and similar events. Per the terms of these 12% Convertible Notes, any conversion by the holders must be for at least an amount equal to the greater of (a) $35,000 of the principal amount of these 12% Convertible Notes and any accrued but unpaid interest thereon, and (b) 5,000,000 shares of common stock (such number to be appropriately adjusted for any stock splits, stock dividends, and similar events). In the event of a default by the Company, the outstanding principal amount of these 12% Convertible Notes, plus accrued but unpaid interest, liquidated damages, and other amounts owing in respect thereof through the date of acceleration, shall become, at the holder’s sole discretion, immediately due and payable in cash. In addition, in the event of a default, the rate of interest will increase to 18% and will be calculated in the same manner described above.

At December 31, 2013, the outstanding principal balance on these 12% convertible notes was $408,000 with accrued and unpaid interest totaling $27,608, for a total amount owed of $435,608. On the date these notes were issued, it was determined that there was a beneficial conversion feature valued at $0.005 per share, or $114,285 in the aggregate, which was recorded as a debt discount to these 12% convertible notes. At December 31, 2013, the unamortized debt discount related to these 12% convertible notes was $41,825.

On January 31, 2014, the remaining $408,000 principal and $31,688 of accrued and unpaid interest were converted into 12,562,518 shares of the Company’s common stock at a per share conversion price of $0.035 per share. Upon conversion of the $439,688 of principal and accrued and unpaid interest, the Company had repaid this Holder, who was Rob Hunt, a member of the Company’s Board of Directors, the President of GrowLife Hydroponics, Inc., and a former owner of Rocky Mountain Hydroponics, LLC and Evergreen Garden Center, LLC, in full.

During the three month period ended March 31, 2014, the Company recorded $4,080 of interest expense in relation to these 12% convertible notes and $41,825 of non-cash interest expense related to the amortization of the $41,285 of debt discount that was outstanding as of December 31, 2013. As of March 31, 2014, these 12% convertible notes had been satisfied in full and all related debt discount had been fully amortized as non-cash interest expense.

NOTE 18 – 7% CONVERTIBLE NOTES PAYABLE

On October 11, 2013, the Company issued 7% Convertible Notes (the “7% Notes”) to four (4) Holders in the aggregate amount of $850,000. Per the terms of the 7% Note, the original principal balance is $850,000 and is not secured by any collateral or any assets pledged to the Holder. The maturity date is September 30, 2015, and the annual rate of interest is seven percent (7%), which increases to twenty-four percent (24%) per annum, or the maximum rate permitted under any applicable law, in the event of default.  Subject to certain limitations, the Holder can, at its sole discretion, convert the outstanding and unpaid principal and interest into fully paid and nonassessable shares of the Company’s common stock. The conversion price for the period of time from the date of this 7% Note through and including September 30, 2014 is the lesser of (a) $0.025 per share and (b) seventy percent (70%) of the average of the three (3) lowest daily volume weighted average closing prices occurring during the twenty (20) consecutive trading days immediately preceding the applicable conversion date on which the Holder elects to convert all or part of this 7% Note, subject to adjustment as provided in this 7% Note. The conversion price is $0.025 per share for the period of October 1, 2014 through the maturity date of September 30, 2015, subject to adjustment as provided in this 7% Note. At any time after the 12-month period immediately following the date of this 7% Note, the Company has the option to pre-pay the entire outstanding principal amount of this 7% Note by paying to the Holder an amount equal to one hundred and fifty percent (150%) of the principal and interest then outstanding. The Company’s obligations under this 7% Note will accelerate upon a bankruptcy event with respect to the Company or any subsidiary, any default in the Company’s payment obligations under this 7% Note, the Company’s failure to issue shares of its common stock in connection with a conversion of this 7% Note, the Company’s or any subsidiary’s breach of any provision of any agreement providing for indebtedness of the Company or such subsidiary in an amount exceeding $100,000, the common stock of the Company being suspended or delisted from trading on the Over the Counter Bulletin Board (the “Primary Market”) market and the OTCQB, the Company losing its status as “DTC Eligible” or the Company becoming late or delinquent in its filing requirements with the Securities and Exchange Commission. Upon any such acceleration of this 7% Note, the Company shall be obligated to pay an amount equal to the greater of (i) one hundred and twenty percent (120%) of the outstanding principal of this 7% Note (plus all accrued but unpaid interest) and (ii) the product of (a) the highest closing price for the Company’s common stock for the five (5) days on which the Primary Market is open for business immediately preceding such acceleration and (b) a fraction, the numerator of which is the outstanding principal of this 7% Note, and the denominator of which is the applicable conversion price as of the date of determination.

Due to the “reset” clause in these 7% Notes relating to the conversion price, the Company has determined that the conversion feature is considered a beneficial conversion feature and thereby creates a derivative liability (see “NOTE 13 – DERIVATIVE LIABILITY”) for the Company. On the date of issuance of the $850,000 of 7% convertible notes, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions; (i) dividend yield of 0%; (ii) expected volatility of 25.09%; (iii) risk free rate of 0.23%, (iv) expected term of 1 year, (v) market value share price of $0.063, and (vi) per share conversion price of $0.025. Based upon this model, the Company determined an initial derivative liability value of $1,292,000, which it recorded as a derivative liability as of the date of issuance while also recording a $442,000 non-cash interest expense and an $850,000 debt discount on its balance sheet in relation to the bifurcation of the embedded conversion options  of these notes.

On December 20, 2013, the Company issued an additional $1,000,000 of 7% convertible notes to two Holders. As previously stated, due to the “reset” clause in these 7% Notes relating to the conversion price, the Company has determined that the conversion feature is considered a beneficial conversion feature and thereby creates a derivative liability (see “NOTE 13 – DERIVATIVE LIABILITY”) for the Company. On the date of issuance of the $1,000,000 of 7% convertible notes, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions; (i) dividend yield of 0%; (ii) expected volatility of 45.04%; (iii) risk free rate of 0.02%, (iv) expected term of 1 year, (v) market value share price of $0.14, and (vi) per share conversion price of $0.025. Based upon this model, the Company determined an initial derivative liability value of $4,600,000, which it recorded as a derivative liability as of the date of issuance while also recording a $3,600,000 non-cash interest expense and an $1,000,000 debt discount on its balance sheet in relation to the bifurcation of the embedded conversion options  of these notes.

At December 31, 2013, the outstanding principal balance on these 7% convertible notes was $1,850,000, the accrued and unpaid interest totaled $15,668, and the related debt discount totaled $1,698,292, for a net value of $167,376.

On March 7, 2014, one Holder of these 7% convertible notes converted $50,000 of principal into 2,000,000 shares of the Company’s common stock at a per share conversion price of $0.025. Upon the conversion of the $50,000, the Company recorded $39,583 of non-cash interest expense to fully amortize the remaining portion of the debt discount related to the $50,000 of principal.

On March 18, 2014, three (3) Holders of these 7% convertible notes converted $550,000 of principal and $18,192 of accrued and unpaid interest into 22,727,668 shares of the Company’s common stock at a per share conversion price of $0.025. Upon the conversion of the $550,000, the Company recorded $435,412 of non-cash interest expense to fully amortize the remaining portion of the debt discount related to the $550,000 of principal.

During the three month period ended March 31, 2014, the Company recorded interest expense of $30,330 in relation to these 7% Notes and $692,608 of non-cash interest expense related to the amortization of the debt discount associated with these 7% convertible notes. As of March 31, 2014, the outstanding principal on these 7% convertible notes was $1,250,000, accrued and unpaid interest was $27,807, and unamortized debt discount was $1,005,685, which results in a net amount of $272,125.

On April 10, 2014, as a result of the suspension in the trading of the Company’s securities, the Company went into default on these 7% convertible notes (see “NOTE 23 – SUBSEQUENT EVENTS”). As a result, the Company is now accruing interest on these notes at the applicable “default” rate of interest as stipulated in the note agreements. Furthermore, as a result of being in default on these notes, the Holders can, at their sole discretion, call these notes. Although no such action has been taken by the Holders at the time of this filing, the Company has reclassified these notes as a current liability rather than long-term debt.

NOTE 19 – CONVERTIBLE NOTES PAYABLE

The following table summarizes the Company’s long-term convertible notes payable as of March 31, 2014:

	Principal	Accrued Interest	Debt Discount	As of March 31, 2014
6% Senior secured convertible notes	$438,680	$49,800	$(77,643)	$410,837
7% Senior secured convertible note ($850,000)	250,000	8,244	(187,497)	70,747
7% Senior secured convertible note ($1,000,000)	1,000,000	19,563	(818,185)	201,378
	$1,688,680	$77,607	$(1,083,325)	$682,962

NOTE 20 – STOCKHOLDERS’ DEFICIT

Common Stock

During the three month period ended March 31, 2014, the Company issued 50,395,989 shares of its common stock, valued at $2,780,454, as detailed below:

	Shares	Value
Conversion of principal and interest - 6% convertible notes	4,700,196	$32,901
Conversion of principal and interest - 7% convertible notes	24,727,668	618,192
Conversion of principal and interest - 12% convertible notes	12,562,518	439,688
Shares issued for services rendered	1,279,420	485,000
Shares issued for Board compensation	2,000,000	1,160,000
Options exercised for cash	2,351,187	44,673
Options exercised on a cashless basis	2,775,000	-
	50,395,989	$2,780,454

On January 3, 2014, the Company issued 4,700,196 shares of its common stock to one (1) Holder of its 6% senior secured convertible notes payable (see “NOTE 16 – 6% SENIOR SECURED CONVERTIBLE NOTES PAYABLE”) upon the conversion of $30,000 of principal and $2,901 of accrued and unpaid interest at a per share conversion price of $0.007. Upon conversion this Holder’s note was satisfied in full.

On January 31, 2014, the Company issued 12,562,518 shares of its common stock to Rob Hunt, a member of the Company’s Board of Directors, President of GrowLife Hydroponics, Inc., a former owner of Rocky Mountain Hydroponics, LLC and Evergreen Garden Center, LLC, and the last Holder of the Company’s 12% Senior Secured Convertible Notes Payable (see “NOTE 17 – 12% SENIOR SECURED CONVERTIBLE NOTES PAYABLE”). The shares were issued upon the conversion of $408,000 of principal and $31,688 of accrued and unpaid interest at a per share conversion price of $0.035. Upon conversion Mr. Hunt’s note was satisfied in full.

On January 31, 2014, the Company issued 2,351,187 shares of its common stock for cash proceeds of $44,673. The shares were issued upon the exercise of a stock option granted in fiscal year 2011, with the Holder entitled to purchase 2,351,187 shares of the Company’s common stock at an exercise price of $0.019 per share with proceeds totaling $44,673.

On February 13, 2014, the Company issued 29,420 shares of its common stock to a third party consultant as payment in full for services rendered. The shares were priced at $0.3399 per share, which was the average closing price of the Company’s common stock during the ten (10) trading days prior to February 13, 2014, which was the date of the agreement.

On February 16, 2014, the Company issued 1,250,000 shares of its common stock to Integrity Media, Inc. (“Integrity”) and valued these shares at a per share price of $0.38, which was the closing price of the Company’s common stock on February 14, 2014, the last trading day prior to issuance. The shares were the second installment owed to Integrity per the terms of its November 16, 2013 agreement with the Company. Upon the issuance of these shares, the Company owes Integrity an additional 1,500,000 shares of its common stock.

On March 7, 2014, the Company issued 2,000,000 shares of its common stock to one (1) Holder of the Company’s 7% convertible notes payable (see “NOTE 18 – 7% CONVERTIBLE NOTES PAYABLE”) upon the conversion of $50,000 of principal at a per share conversion price of $0.025.

On March 18, 2014, the Company issued 22,727,668 shares of its common stock to three (3) Holders of the Company’s 7% convertible notes payable (see “NOTE 18 – 7% CONVERTIBLE NOTES PAYABLE”) upon the conversion of $550,000 of principal and $18,192 of accrued and unpaid interest at a per share conversion price of $0.025. Upon conversion the notes of these three Holders had been satisfied in full.

On March 20, 2014, the Holder of a stock option granted in fiscal year 2011 to purchase 4,500,000 shares of the Company’s common stock at $0.23 per share exercised his option on a cashless basis. Per the terms of the Stock Option Agreement, the net shares issued to the Holder were 2,775,000.

On March 31, 2014, the Company issued 500,000 shares to each of its four (4) independent Board Directors, 2,000,000 shares in the aggregate, pursuant to the Company’s Board grant in August 2012. Per the terms of the August 2012 Board grant, each independent Director is to receive 500,000 with the Company valuing those shares at $0.02 per share, which was the closing price of the Company’s common stock on the date of grant. Upon the issuance of these shares on March 31, 2014, the Company valued the shares at $0.58 per share, which was the closing price of the Company’s common stock on March 31, 2014. The Company valued them at $0.58 per share rather than $0.02 per share due to the age of the original Board grant, which the Company’s Board of Directors viewed as outdated and in need of review. On April 25, 2014, the four (4) independent Board Directors entered into four (4) separate Restricted Stock Cancellation Agreements that effectively cancelled the issuance of the 500,000 shares of the Company’s common stock that each received as compensation for Board service for the three month period ended March 31, 2014 and returned their shares to the Company (see “NOTE 23 – SUBSEQUENT EVENTS”).

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

Stock options

In fiscal year 2011, the Company authorized a Stock Incentive Plan (“2011 Stock Incentive Plan”) whereby a maximum of 18,870,184 shares of the Company’s common stock could be granted in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, and Other Stock-Based Awards. On April 18, 2013, the Company’s Board of Directors voted to increase to 35,000,000 the maximum allowable shares of the Company’s common stock allocated to the 2011 Stock Incentive Plan. As of this filing, the Company has outstanding unexercised stock option grants totaling 34,000,000 shares and has had an additional 22,076,809 shares exercised via previously granted stock options.

On April 5, 2012, the date of the Merger, Phototron had certain stock options outstanding that had been granted to its employees, officers and directors. The terms of these stock options remained unchanged as a result of the Merger.

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

On January 31, 2014, the Holder of a stock option granted during fiscal year 2011 exercised his option to purchase 2,351,187 shares of the Company’s common stock at a per share exercise price of $0.019 per share, which generated cash proceeds of $44,673 for the Company.

On March 20, 2014, the Holder of a stock option granted in fiscal year 2011 to purchase 4,500,000 shares of the Company’s common stock at $0.23 per share exercised his option on a cashless basis. Per the terms of the Stock Option Agreement, the net number of shares of the Company’s common stock issued to the Holder was 2,775,000.

During the three month period ended March 31, 2014, the Company recorded $151,701 of non-cash “stock options expense” related to the options issued/granted in November 2013. There was no such expense in the same period during fiscal year 2013.

The following is a summary of the Company’s outstanding stock options as of March 31, 2014:

	Options	Weighted Average Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding December 31, 2012	12,851,187	$0.090	8.2	$-
Exercised	(6,000,000)	-	-	-
Issued	34,000,000	$0.070	-	-
Outstanding December 31, 2013	40,851,187	$0.085	9.1	$1,064,967
Exercised	(6,851,187)	$0.158
Outstanding March 31, 2014	34,000,000	$0.070	9.4	$913,267

Warrants

On May 1, 2013, the Company issued warrants to Gemini Master Fund (“GMF”) entitling GMF to purchase, at their discretion, 5,000,000 shares of the Company’s common stock. The warrants had a five-year term with an original exercise price of $0.05 per share. The warrants vested immediately and were exercisable in whole, or in part, at any time and from time to time on or after the issue date and on or before the termination date. Per the terms of the Common Stock Purchase Warrant (the “Warrant Agreement”) between the Company and GMF, the exercise price was reset on June 4, 2013 to $0.035 per share due to the Company’s sale/issuance of shares at $0.035 per share under its Subscription Agreement. On September 5, 2013, the exercise price was reset again to $0.02156 per share as a result of the Company issuing shares of its common stock at said per share price in relation to a debt conversion related to the Company’s 7% Convertible Notes (see ”NOTE 18 – 7% CONVERTIBLE NOTES PAYABLE”). On October 11, 2013, Gemini Master Fund exercised the 5,000,000 warrants via a cashless exercise.

On November 19, 2013, the Company issued 140,000,000 warrants to CANX USA, LLC (“CANX”) (see “NOTE 4 – JOINT VENTURE AGREEMENT WITH CANX USA, LLC”) in accordance with the Joint Venture Agreement between the Company and CANX. The warrants have a five-year term with an original exercise price of $0.033 per share. The warrants vest immediately and are exercisable in whole, or in part, at any time and from time to time on or after the issue date and on or before the termination date. The Company valued the warrants at the time of issuance using the Black-Scholes option pricing model using the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 24.82%; (iii) risk free rate of 0.05% and (iv) expected term of 1 year, which resulted in a value of $5,040,000. The Company expensed the entire $5,040,000 at the time of issuance because the warrants vested immediately and were also exercisable immediately. As of this filing CANX had not exercised any of its warrants.

On December 11, 2013, the Company issued 25,000,000 warrants to Hegyi, LLC (“Hegyi”), an entity controlled by Marco Hegyi, who was hired as President of the Company in December 2013. The warrants have a ten-year term with an original exercise price of $0.08 per share. The warrants vest immediately and are exercisable in whole, or in part, at any time and from time to time on or after the issue date and on or before the termination date. The Company valued the warrants at the time of issuance using the Black-Scholes option pricing model using the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 88.81%; (iii) risk free rate of 0.02% and (iv) expected term of 3 years, which resulted in a value of $1,725,000. The Company expensed the entire $1,725,000 at the time of issuance because the warrants vested immediately and were also exercisable immediately. As of this filing Hegyi had not exercised any of its warrants.

The table below summarizes the Company’s warrant activity during the three month period ended March 31, 2014:

	Warrants	Weighted Average Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding December 31, 2012	-	$-	-	$-
Issued	170,000,000	0.04	-	-
Exercised	(5,000,000)	0.02	-	-
Outstanding December 31, 2013	165,000,000	$0.04	5.6	$-
Issued	-	-	-	-
Exercised	-	-	-	-
Outstanding March 31, 2014	165,000,000	$0.04	5.3	$-

NOTE 21 – COMMITMENTS AND CONTINGENCIES

Operating Leases

In May 2011, we entered into a lease for our Phototron business unit to rent a warehouse facility in Gardena, California. The terms of the lease provide for monthly rental expense of $4,065 with annual rent increases through the expiration of the lease on May 31, 2014. During the last twelve months of the lease the monthly rent is $4,313. As of this filing, the Company has negotiated a six (6) month extension on this lease whereby the monthly rent for the 6 additional months would be $4,442. As of this filing the Company has not yet signed the extension.

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

Upon the Company’s acquisition of Rocky Mountain Hydroponics, LLC and Evergreen Garden Center, LLC (“RMH/EGC”) (see “NOTE 3 - PURCHASE – ROCKY MOUNTAIN HYDROPONICS and EVERGREEN GARDEN CENTER”) the Company assumed the lease for the RMH/EGC retail hydroponics store located in Portland, Maine. Per the terms of the lease, the commencement date was May 1, 2013 with an expiration date of April 30, 2016. The monthly rent for year one of the lease is $4,917, with monthly rent of $5,065 in year two, and monthly rent of $5,217 in year three (the final year) of the lease.

Upon the Company’s acquisition of Rocky Mountain Hydroponics, LLC and Evergreen Garden Center, LLC (“RMH/EGC”) (see “NOTE 3 - PURCHASE – ROCKY MOUNTAIN HYDROPONICS and EVERGREEN GARDEN CENTER”) the Company assumed the lease for the RMH/EGC retail hydroponics store located in Plaistow, New Hampshire. Per the terms of the lease, the commencement date was May 1, 2013 with an expiration date of July 31, 2015. The monthly rent throughout the term of the lease is $2,105, with the first three months of the lease being rent free.

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

Rent expense was $114,720 and $38,895 for the three month periods ended March 31, 2014 and 2013, respectively.

Convertible Notes Payable

As detailed in “NOTE 23 – SUBSEQUENT EVENTS”, the Company is currently in default on its 7% convertible notes payable. Per the terms of these notes (see “NOTE 18 - 7% CONVERTIBLE NOTES PAYABLE”), upon default the Holder(s) may, at their sole discretion, accelerate these 7% convertible notes payable. Upon any such acceleration of these 7% convertible notes, the Company shall be obligated to pay an amount equal to the greater of (i) one hundred and twenty percent (120%) of the outstanding principal of these 7% convertible notes (plus all accrued but unpaid interest), and (ii) the product of (a) the highest closing price for the Company’s common stock for the five (5) days on which the Primary Market is open for business immediately preceding such acceleration and (b) a fraction, the numerator of which is the outstanding principal of this 7% convertible, and the denominator of which is the applicable conversion price as of the date of determination. As of March 31, 2014, the outstanding principal on these 7% convertible notes was $1,250,000 with accrued and unpaid interest totaling $27,807. Should the Holder(s) choose to accelerate these 7% convertible notes, the Company would be required to pay the Holders $1,500,000 of principal and all accrued and unpaid interest. An acceleration of these 7% convertible notes would have a significant adverse affect on the Company’s cash flows and should the Company be unsuccessful in negotiating an extension or other modification, it may have to restructure its operations, divest all or a portion of its business, or file for bankruptcy.

Future minimum contractual cash commitments are summarized below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	2-3 Years	4-5 Years	5 Years
Operating leases	$710,144	$344,012	$286,484	$79,648	$0
Notes payable	1,527,807	1,527,807	0	0	0
Capital expenditures	0	0	0	0	0
	$2,237,951	$1,871,819	$286,484	$79,648	$0

NOTE 22 – EMPLOYMENT CONTRACTS

On June 7, 2013, we entered into an Executive Services Agreement (the “Hunt Agreement”) with Rob Hunt, pursuant to which we engaged Mr. Hunt, from the close of business on June 7, 2013 through June 7, 2015, to provide consulting and management services as the President of GrowLife Hydroponics, Inc. Upon Mr. Hunt’s employment by the Company, the Company shall pay Mr. Hunt an annual salary of $75,000 (the “Base Salary”). Such Base Salary shall increase to the annual rate of $100,000 on the first day of the month following the month in which GrowLife’s gross monthly sales reach $840,000. Mr. Hunt shall also be entitled to receive an annual cash bonus (“Bonus”) as follows for its fiscal year 2013: 100% of the Base Salary in effect as of December 31 of the Company’s applicable fiscal year, if GrowLife achieves 150% of sales projections for such fiscal year; 75% of the Base Salary in effect as of December 31 of the Company’s applicable fiscal year, if GrowLife achieves at least 125% but less than 150% of sales projections for such fiscal year; and 50% of the Base Salary in effect as of December 31 of the Company’s applicable fiscal year, if GrowLife achieves at least 100% of sales projections for such fiscal year. The Bonus, if any, shall be paid to Mr. Hunt upon the earlier of (1) the completion of the preparation of the Company’s audited financial statements for such fiscal year and (2) April 1 of the Company’s next fiscal year. Mr. Hunt shall be entitled to receive an annual cash bonus (“Bonus”) as follows for its fiscal year 2014: 100% of the Base Salary in effect as of December 31 of the Company’s applicable fiscal year, if GrowLife achieves 150% of sales projections for such fiscal year; 75% of the Base Salary in effect as of December 31 of the Company’s applicable fiscal year, if GrowLife achieves at least 125% but less than 150% of sales projections for such fiscal year; and 50% of the Base Salary in effect as of December 31 of the Company’s applicable fiscal year, if GrowLife achieves at least 100% of sales projections for such fiscal year. The Bonus, if any, shall be paid to Mr. Hunt upon the earlier of (1) the completion of the preparation of the Company’s audited financial statements for such fiscal year and (2) April 1 of the Company’s next fiscal year. Mr. Hunt shall receive, upon approval by the Company’s Board of Directors, non-qualified options to purchase 12,000,000 shares of the Company’s common stock, at a per share exercise price equal to the fair market value of one share of the Company’s common stock on the date of grant, which is June 7, 2013 and represents the date on which Mr. Hunt became a Director of the Company and President of GrowLife Hydroponics, Inc., vesting in 24 equal monthly installments on the last day of each month commencing from and after June 7, 2013. The Company shall also apply for and obtain “term” life insurance upon the life of Mr. Hunt, effective as of January 1, 2012, in an amount equal to Mr. Hunt’s then current Base Salary. The beneficiary of such policy shall be the person(s) designated by Mr. Hunt. During Mr. Hunt’s term of employment hereunder, the Company shall provide to Mr. Hunt a monthly housing stipend of $1,500. In the event that the Company and Mr. Hunt mutually agree to Mr. Hunt’s relocation to Los Angeles County, California, the Company shall pay Mr. Hunt’s relocation costs, up to a maximum amount of $5,000, and shall pay for reasonable temporary housing for Mr. Hunt and his family for a period of 3 months. During Mr. Hunt’s term of employment hereunder, Mr. Hunt and, to the extent applicable, Mr. Hunt’s dependents and beneficiaries, shall be allowed to enjoy and participate in all benefit plans and programs, including improvements or modifications of the same, which are now, or may hereafter be, available to other executive employees of the Company and its subsidiaries. Such benefit plans and programs shall include, without limitation, medical insurance, D&O insurance, and such similar benefits, plans and programs as may be maintained by the Company. During Mr. Hunt’s term of employment hereunder, Mr. Hunt shall be entitled to incur and be reimbursed by the Company for all reasonable business expenses. Mr. Hunt’s engagement with the Company may be terminated for the reasons set forth below. To the extent Mr. Hunt serves as a member of the Company’s Board of Directors, at the request of the Company’s Board of Directors, Mr. Hunt agrees to resign from his position as a director of the Company within 24 hours after his engagement is terminated. This Agreement shall terminate upon Mr. Hunt’s death (“Death”). The Company shall pay Mr. Hunt’s estate (i) on the date it would have been payable to Mr. Hunt any unpaid Base Salary and accrued vacation, if any, earned prior to Mr. Hunt’s Death, and (ii) any unpaid reimbursements due Mr. Hunt for expenses incurred by Mr. Hunt prior to his Death. If, as a result of Mr. Hunt’s incapacity due to physical or mental illness, thereby causing Mr. Hunt to have been absent from the full time performance of substantially all of his material duties with the Company for a continuous period of 180 days, Mr. Hunt’s engagement may be terminated by the Company or by Mr. Hunt for “Disability.” If terminated for disability, the Company shall pay Mr. Hunt: (a) any unpaid Base Salary and accrued vacation, if any, earned prior to the Effective Date of Termination, and (b) any unpaid reimbursements due for expenses incurred prior to the Effective Date of Termination. The Company may terminate Mr. Hunt’s engagement hereunder for Cause. In the event of termination for Cause, Mr. Hunt will be entitled to such Base Salary and accrued vacation, if any, earned through the date of termination which earned amounts shall be payable on the date of termination for Cause, but will not be entitled to any other salary, benefits, bonuses, or other compensation after such date. This Agreement may also be terminated Without Cause by the Company at any time by the delivery to Mr. Hunt of a written notice of termination. Upon such termination, Mr. Hunt shall be entitled to receive the following: (a) such Base Salary and accrued vacation, if any, earned through the date of termination; (b) a termination fee equal to his then-current Base Salary for six equal monthly installments; and (c) his options shall continue to vest in accordance with their terms, and such options shall expire on the latest termination date set forth in the applicable stock option agreements. Mr. Hunt may terminate this Agreement upon 30 days written notice to the Company. In the event Mr. Hunt terminates this Agreement for “Good Reason,” Mr. Hunt shall be entitled to receive: (a) such Base Salary and accrued vacation, if any, earned through the date of termination; (b) a termination fee equal to his then-current Base Salary for six equal monthly installments; and (c) his options shall continue to vest in accordance with their terms, and such options shall expire on the latest termination date set forth in the applicable stock option agreements. In the event Mr. Hunt terminates this Agreement other than for Disability or Good Reason, the Company shall pay Mr. Hunt: (a) such Base Salary and accrued vacation, if any, earned through the date of termination; and (b) any unpaid reimbursements for expenses incurred through the date of termination.

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

On December 4, 2013, we entered into an Executive Services Agreement (the “Hegyi Agreement”) with Marco Hegyi, pursuant to which we engaged Mr. Hegyi, from the close of business on December 4, 2013 through December 4, 2016, to provide consulting and management services as our President. Per the terms of the Hegyi Agreement, Mr. Hegyi will establish a Company in Seattle, Washington while also maintaining operations in the Southern California area. Mr. Hegyi’s annual compensation is $150,000 for the first year of the Term; $250,000 for the second year of the Term; and $250,000 for the third year of the Term. Mr. Hegyi is also entitled to receive an annual bonus equal to four percent (4%) of the Company’s EBITDA for that year. The annual bonus shall be paid no later than 31 days (i.e., by January 31st) following the end of each calendar year. Mr. Hegyi’s first annual bonus will be calculated based on the Company’s EBITDA for calendar year 2014, with such bonus payable on or before January 31, 2015. If Mr. Hegyi’s employment is terminated for any reason prior to the expiration of the Term, as applicable, his annual bonus will be prorated for that year based on the number of days worked in that year. At the commencement of Mr. Hegyi’s employment, he (or to a trust or other related or affiliated entity designated by Mr. Hegyi for estate planning purposes) is entitled to a Warrant to purchase up to 25,000,000 shares of common stock of the Company at an exercise price of $0.08 per share (the “Hegyi Warrant”) (see “NOTE 20 – STOCKHOLDERS’ DEFICT”). The warrants shall be exercisable for a period of 10 years commencing on the date on which the Company completes the increase in the number of its authorized shares of common stock. Immediately after the execution of the Hegyi agreement, the Company will increase its authorized shares in an amount sufficient to have authorized shares of common stock available for the full exercise of Hegyi’s warrant to purchase up to 25,000,000 shares of common stock. The Company undertakes to: (1) have the Board of the Company vote to amend its certificate of incorporation to increase the authorized shares of common stock in the Company by a sufficient amount to provide for the Hegyi Warrant to be immediately exercisable for 25,000,000 shares of common stock, subject to shareholder approval; (2) have the Board reserve up to 25,000,000 shares of common stock for exercise of the Hegyi Warrant, subject to the completion of the increase in authorized shares, and (3) prepare a Company proxy statement for and hold a meeting of the shareholders of the Company to vote to approve the amendment to the Company’s certificate of incorporation to increase the authorized shares. If an amendment to the Company’s certificate of incorporation increasing the authorized shares has not been filed with the Secretary of State of the State of Delaware within six (6) months from the date of the Hegyi Agreement, then such failures shall be a Change of Control event. The Company will also reimburse Mr. Hegyi for all reasonable and necessary travel and other out-of-pocket business expenses incurred by him in the performance of his duties and responsibilities, subject to and consistent with the Company’s business expense reimbursement policies in effect from time to time, including an itemized list of the expenses incurred and appropriate receipts and supporting documentation. Mr. Hegyi will be entitled to participate in all group employment benefits that are offered by the Company to the Company’s senior executives and management employees from time to time, subject to the terms and conditions of such benefit plans, including any eligibility requirements. In addition, the Company will purchase and maintain during the Term a “key manager” insurance policy on Mr. Hegyi’s life in the amount of $4,000,000, paid as $2,000,000 payable to Mr. Hegyi’s named heirs or estate as the beneficiary, and $2,000,000 payable to the Company. If, prior to the expiration of the Term, the Company terminates Mr. Hegyi’s employment for “Cause”, or if Mr. Hegyi voluntarily terminates his employment without “Good Reason”, or if Mr. Hegyi’s employment is terminated by reason of his death, then all of the Company’s obligations hereunder shall cease immediately, and Mr. Hegyi will not be entitled to any further compensation beyond any pro-rated base salary due and bonus amounts earned through the effective date of termination. Mr. Hegyi will also be reimbursed for any expenses incurred prior to the date of termination for which he was not previously reimbursed. If the Company terminates Mr. Hegyi’s employment at any time prior to the expiration of the Term without Cause, or if Mr. Hegyi terminates his employment at any time for “Good Reason” or due to a “Disability”, Mr. Hegyi will be entitled to receive: (i) his base salary amount through the end of the Term; and (ii) his annual bonus amount for each year during the remainder of the Term, which bonus amount shall be equal to the greater of (A) the annual bonus amount for the immediately preceding year, or (B) the bonus amount that would have been earned for the year of termination, absent such termination. If there has been a “Change in Control” and the Company (or its successor or the surviving entity) terminates Mr. Hegyi’s employment without Cause as part of or in connection with such Change in Control (including any such termination occurring within one (1) month prior to the effective date of such Change in Control), then in addition to the benefits set forth above, Mr. Hegyi will be entitled to the following: (i) an increase of $300,000 in his annual base salary amount (or an additional $25,000 per month) through the end of the Term; plus (ii) a gross-up in the annual base salary amount each year to account for and to offset any tax that may be due by Mr. Hegyi on any payments received or to be received by Mr. Hegyi under this Agreement that would result in a “parachute payment” as described in Section 280G of the Internal Revenue Code of 1986, as amended. If the Company (or its successor or the surviving entity) terminates Mr. Hegyi’s employment without Cause within twelve (12) months after the effective date of any Change in Control, or if Mr. Hegyi terminates his employment for Good Reason within twelve (12) months after the effective date of any Change in Control, then in addition to the benefits set forth above, Mr. Hegyi will be entitled to the following: (i) an increase of $300,000 in his annual base salary amount (or an additional $25,000 per month), which increased annual base salary amount shall be paid for the remainder of the Term or for two (2) years following the Change in Control, whichever is longer; (ii) a gross-up in the annual base salary amount each year to account for and to offset any tax that may be due by Mr. Hegyi on any payments received or to be received by Mr. Hegyi under this Letter Agreement that would result in a “parachute payment” as described in Section 280G of the Internal Revenue Code of 1986, as amended; (iii) payment of Mr. Hegyi’s annual bonus amount as set forth above for each year during the remainder of the Term or for two (2) years following the Change in Control, whichever is longer; and (iv) health insurance coverage provided for and paid by the Company for the remainder of the Term or for two (2) years following the Change in Control, whichever is longer.

NOTE 23 – SUBSEQUENT EVENTS

Closing of Bank Accounts

On March 31, 2014, the Company received notice from one of its primary banking institutions that its bank accounts with that institution were going to be closed. The Company immediately transferred all of its funds held at that bank to its other primary banking institution. On April 7, 2014, the banking institution that the Company had transferred its funds into upon receiving notice on March 31, 2014, informed the Company that it would be closing the Company’s bank accounts effective May 7, 2014. Neither of these banking institutions provided the Company with an explanation as to why they were closing the Company’s bank accounts. Since receiving this second notice of closure on April 7, 2014, the Company has secured bank accounts for each of its six (6) retail hydroponics stores and for Greners. As of the time of this filing the Company is still working to secure bank accounts for both GrowLife, Inc. and Phototron, Inc. At this time, the Company cannot be certain that it will be successful in its search to find bank accounts for GrowLife, Inc. and/or Phototron, Inc., nor can it be certain that the bank accounts that it recently secured will not be closed by the respective banking institutions. These factors could have a material adverse effect on our business, financial condition and results of operations.

Resignation of Eric Shevin

On April 1, 2014, Eric Shevin, an independent member of the Company’s Board of Directors, resigned as a Director. His resignation from the Company’s Board of Directors was voluntary and was due to his desire to lessen the demands of his work schedule.

Resignation of Justin Manns

On April 3, 2014, Justin Manns, the Controller for GrowLife Hydroponics, Inc. and a former Director of the Company and the former Chief Financial Officer of the Company, resigned as Controller of GrowLife Hydroponics, Inc. effective April 3, 2014.

Distribution Agreement with VegaMatrix

On April 7, 2014, the Company announced that it had been selected by Kyle Kushman and his companies to handle national distribution of the VegaMatrix line of nutrients and supplements. The VegaMatrix product line, particularly the organic formulations for which Kyle Kushman is world renowned, have contributed to a remarkable 18 different Cannabis Cup awards over the last several years. Nutrients and supplements for growing legal cannabis are a major part of the Company’s business in its retail and online sales channels.  Nutrients and supplements for the legal cannabis industry typically represent approximately 30-40% of the reported $1.6 billion annual sector sales in the U.S. and consistently represent some of the highest gross margin products in hydroponics stores across the country. The Company expects to capture a minimum 3% market share with the VegaMatrix line, focused principally on the premium quality growers, which is already the Company's core market emphasis. The regulatory emphasis in certain states such as Massachusetts on sustainable organic production methods also is expected to provide clear advantages to the VegaMatrix product line, and may on a regional basis allow much higher market share capture.

Conversion of 7% Convertible Note Payable

On April 9, 2014, a Holder of the Company’s 7% Convertible Notes Payable (see “NOTE 18 – 7% CONVERTIBLE NOTES PAYABLE”) converted $125,000 of principal and $8,676 of accrued and unpaid interest into 5,347,032 shares of the Company’s common stock at a per share conversion price of $0.025, which is in accordance with the terms of the note payable. Upon conversion, this Holder had $125,000 of principal outstanding on his note payable.

Suspension of Trading of the Company’s Securities

On April 10, 2014, the Company received notice from the Securities and Exchange Commission (“SEC”) that trading of the Company’s common stock on the OTCBB was to be suspended for the period from 9:30 A.M. Eastern Standard Time on April 10, 2014 through 11:59 P.M. Eastern Standard Time on April 24, 2014. The SEC issued its order pursuant to Section 12(k) of the Securities Exchange Act of 1934. According to the notice received by the Company from the SEC: “It appears to the Securities and Exchange Commission that the public interest and the protection of investors require a suspension of trading in the securities of GrowLife, Inc. (“GrowLife”) because of concerns regarding the accuracy and adequacy of information in the marketplace and potentially manipulative transactions in GrowLife’s common stock.: As of the time of this filing, the Company has not received notice from the SEC that it is being formally investigated. On April 25, 2014, shares of the Company’s common stock resumed trading on the “grey sheets” and are not formally quoted or listed on any stock exchange at this time.

Termination of R.X.N.B, Inc. and CEN Biotech, Inc. Agreement

On April 10, 2014, the Company received notice from both R.X.N.B., Inc. and CEN Biotech, Inc. (see “NOTE 5 – INTEREST PURCHASE AGREEMENT WITH WISE PHOENIX, LLC AND AJOA HOLDINGS, LLC”) that both companies were rescinding and/or voiding their respective Interest Purchase Agreements with the Company. The notification indicated that both R.X.N.B., Inc. and CEN Biotech, Inc. were rescinding and/or voiding their respective agreements when each company became aware that the U.S. Securities and Exchange Commission suspended the Company’s trading in securities due to potential issues of accuracy and adequacy of information in the marketplace.

Default on Convertible Notes Payable

On April 10, 2014, as a result of the suspension in the trading of the Company’s securities, the Company went into default on its 6% Senior Secured Convertible Notes Payable (see “NOTE 16 – 6% SENIOR SECURED CONVERTIBLE NOTES PAYABLE”) and its 7% Convertible Notes Payable (see “NOTE 18 – 7% CONVERTIBLE NOTES PAYABLE”). As a result, the Company is now accruing interest on these notes at the applicable “default” rate of interest as stipulated in the note agreements. The default rate of interest on the 6% Senior Secured Convertible Notes Payable is 12% per annum while the default rate of interest on the 7% Convertible Notes Payable is 24% per annum. Furthermore, as a result of being in default on these notes, the Holders can, at their sole discretion, call these notes. Although no such action has been taken by the Holders at the time of this filing, the Company has reclassified these notes as a current liability rather than long-term debt. If the Company is not successful in curing the default or negotiating an extension or other modification, it may have to restructure its operations, divest all or a portion of its business, or file for bankruptcy.

Shareholder Support

On April 24, 2014, the Company announced a new shareholder hotline and email communication system to address anticipated increases in shareholder questions. The additional staffing is intended to allow the Company to better provide available information to investors when call volume is expected to increase following the Company's temporary suspension from trading. Shareholders were invited to use the following contacts:

Shareholder Support Hotline:  (866) 632-3111

Email:  shareholdersupport@growlifeinc.com

The Company also strongly encouraged investors to read recent and future Shareholder Letters at the Company's official website at www.GrowLifeInc.com under the “NEWS” tab.

Restricted Stock Cancellation Agreements

On April 25, 2014, the Company entered into four (4) separate Restricted Stock Cancellation Agreements (the “Agreements”) with the four (4) independent members of the Company’s Board of Directors (the “Directors”), pursuant to which the Directors agreed to each cancel 500,000 shares of the Company’s restricted common stock granted to each Director in Q1 2014 (the “Restricted Stock”). The Restricted Stock was granted as part of a quarterly independent Director Compensation plan instituted by resolution of the Board of Directors in August 2012. Upon execution of the Agreements, all rights to or under the Restricted Stock by the Directors was terminated and said Restricted stock was cancelled and delivered back to the Company.

GrowLife 2.0

On April 30, 2014, the Company announced an initial component of its GrowLife 2.0 go-forward plan with the creation of stronger governance policies at the Board level, the restructuring of Board compensation, and the creation of guiding principles for the long-term growth of the company. A new compensation plan for independent Directors on the Company’s Board has been proposed to replace the stock award plan originally established in August 2012. The initial step in the implementation of the proposed compensation plan is the agreement by all four independent directors of the Company to cancel their respective 500,000 share stock grants for Q1 2014 issued pursuant to the August 2012 plan. The proposed plan shifts compensation away from historical stock awards, and moves it toward incenting/rewarding independent Directors for overseeing the long-term growth and expansion of the company. Director compensation will become more equitable and in-line with the company's performance. Also fundamental is stronger business acumen shared throughout the company, and compliance policies that ensure the Company’s business practices and investment strategies are in full compliance with regulatory requirements and market dynamics. To provide oversight and clear direction, the Company’s Board of Directors has established four essential committees:

•	Audit Committee to provide greater oversight on all compliance matters;
•	Compensation Committee to review compensation programs, specifically around stock incentive plans;
•	Nominating Committee to identify and screen additional board members who are committed to the long-term growth of the company;
•	Mergers and Acquisitions Committee to guide purchasing and investments by the company

Class Action Lawsuit

On May 2, 2014, the Company was served notice that a Class Action lawsuit had been filed in the United States District Court or the Central District of California on behalf of Randy Romero, individually, and on behalf of all others similarly situated. The complaint named GrowLife, Inc., Sterling Scott, the Company’s Chief Executive Officer and a Director, John Genesi, the Company’s Chief Financial Officer, Marco Hegyi, the Company’s President and a Director, Rob Hunt, the President of GrowLife Hydroponics, Inc. and a Director, Eric Shevin, a former Director, Alan Hammer, a Director, Anthony Ciabattoni, a Director, and Jeff Giarraputo, a Director, as defendants. The lawsuit was filed by The Rosen Law Firm, P.A. and alleges violation of Federal securities laws by the defendants named above.

Resignation of Alan Hammer

On May 6, 2014, Alan Hammer, an independent member of the Company’s Board of Directors, resigned as a Director.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting our operating results, financial condition and liquidity and cash flows for the three month periods ended March 31, 2014 and 2013. The discussion and analysis that follows should be read together with the condensed consolidated financial statements and the notes to the financial statements included elsewhere in this report. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in the section of our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 31, 2014, captioned “Risk Factors.”

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

From time to time, the Company may make modest investments in public or even privately held companies in our industry segment in order to facilitate business opportunities of the Company.  The first such investment by the Company occurred in May 2013, when the Company made an investment in the amount of $1,160 in Vape Holdings, Inc. (“Vape”), a Nevada corporation. Following a series of transactions that are detailed in “NOTE 9 – INVESTMENT IN A RELATED PARTY”, Vape Holdings, Inc. became a public company.  Through its investment, GrowLife received and still owns as of the time of this filing 200,428 shares in Vape Holdings, Inc. (OTCQB:  VAPE).

Sterling Scott, the Company’s Chief Executive Officer and Chairman of the Board, has a personal investment in Vape as well. As of the time of this filing, Mr. Scott holds 257,320 shares of Vape’s common stock. As a result of Mr. Scott’s ownership of Vape common stock, the Company has deemed Vape to be a related party and therefore has recorded its investment in Vape as an “Investment in a related party” on its balance sheet. It should also be noted that the current Chief Executive Officer of Vape is the former President of GrowLife, Inc.

Net revenue in the three month period ended March 31, 2014 was $2,382,836, which represents an increase of $1,622,128, or approximately three times, the $760,708 of net revenue in the same period of fiscal year 2013. The primary factor in the significant increase in net revenue is due to the $1,437,639 of net revenue from the five (5) retail stores acquired in The Company’s acquisition of Rocky Mountain Hydroponics, LLC and Evergreen Garden Center, LLC (see “NOTE 3 PURCHASE – ROCKY MOUNTAIN HYDROPONICS and EVERGREEN GARDEN CENTER"). This acquisition occurred in June 2013, which means that no such revenue is included in the three month period ended March 31, 2013. Also included in the increase in net revenue is a $96,962 year-to-year gain posted by Greners.com, the Company’s online hydroponics superstore, and a $109,118 year-to-year gain by Soja, Inc. (dba Urban Garden Supply and a wholly-owned subsidiary of GrowLife Hydroponics, Inc.). The above mentioned increases in net revenue were partially offset by a $21,591 decrease in net revenue by Phototron, Inc. and SG Technologies, Corp.

The following is a summary of the Company’s net revenue by brand:

Revenue By Brand

	For the Three Months Ended
	March 31, 2014	March 31, 2013
GrowLife Hydroponics, Inc. (1) (2)	$1,670,710	$123,953
Greners.com	634,879	537,917
Phototron & SG Technologies, Corp.	77,247	98,838
	$2,382,836	$760,708

(1) Includes Soja, Inc. (dba Urban Garden Supply) and Rocky Mountain
Hydroponics, LLC, and Evergreen Garden Center, LLC in 2014 and only Soja, Inc. in
2013. See "Note 3 - PURCHASE – ROCKY MOUNTAIN HYDROPONICS and
EVERGREEN GARDEN CENTER" for a pro-forma comparison

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

GROWLIFE HYDROPONICS owns and operates seven specialty hydroponics stores, with two in California, two in Colorado, one in Maine, one in Massachusetts, and one in New Hampshire.. Our stores strives to provide realistic, hands on product demonstrations of core technology in a one stop shopping environment with well-informed full service sales and technical staff. Our core brands are first and foremost technology products that flourish where they can be demonstrated.

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

Competition in the retail hydroponics industry is significant, as competing stores continually open. With regard to competition in the markets that our retail stores serve, there are numerous retail hydroponics stores within a relatively short distance from the Company’s stores.

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

Employees

As of March 31, 2014, we had 47 employees. Since inception, we have never had a work stoppage, and our employees are not represented by a labor union. We consider our relationship with our employees to be positive.

Results of Operations

Three Months Ended March 31, 2014 Compared to March 31, 2013

Revenue and cost of revenue

Net revenue in the three month period ended March 31, 2014 was $2,382,836, which represents an increase of $1,622,128, or approximately three times, the $760,708 of net revenue in the same period of fiscal year 2013. The primary factor in the significant increase in net revenue is due to the $1,437,639 of net revenue from the five (5) retail stores acquired in the Company’s acquisition of Rocky Mountain Hydroponics, LLC and Evergreen Garden Center, LLC (see “NOTE 3 PURCHASE – ROCKY MOUNTAIN HYDROPONICS and EVERGREEN GARDEN CENTER"). This acquisition occurred in June 2013, which means that no such revenue is included in the three month period ended March 31, 2013. Also included in the increase in net revenue is a $96,962 year-to-year gain posted by Greners.com, the Company’s online hydroponics superstore, and a $109,118 year-to-year gain by Soja, Inc. (dba Urban Garden Supply and a wholly-owned subsidiary of GrowLife Hydroponics, Inc.). The above mentioned increases in net revenue were partially offset by a $21,591 decrease in net revenue by Phototron, Inc. and SG Technologies, Inc.

Cost of revenue for the three month period ended March 31, 2014 was $1,862,958, or 78.2% of net revenue, while cost of revenue in the same three month period in fiscal year 2013 was $511,583, or 67.3% of net revenue. The increase in the Company’s cost of revenue, as measured as a percentage of net revenue, is a result of increased competition, which results in the Company selling its products at a higher discount.

Gross profit for the three month period ended March 31, 2014 was $519,878, or 21.8% of net revenue while gross profit for the same period in fiscal year 2013 was $249,126, or 32.7% of net revenue. As previously stated, the decrease in gross profit, as measured as a percentage of net revenue, is a result of increased price discounting.

Expenses

Total general and administrative expenses for the three months ended March 31, 2014 were $1,189,888, an increase of $632,895 from the $556,993 incurred during the same three-month period in 2013. A primary factor in the increase in general and administrative expenses on a year-to-year basis is the Company’s acquisition of Rocky Mountain Hydroponics, LLC and Evergreen Garden Center, LLC (see “NOTE 3 PURCHASE – ROCKY MOUNTAIN HYDROPONICS and EVERGREEN GARDEN CENTER"). This acquisition, which occurred in June 2013, resulted in $421,598 (included in GrowLife Hydroponics, Inc. in the table below) of general and administrative expense in the three month period ended March 31, 2014, while no such expense was included in the same three month period in fiscal year 2013.

         Another factor in the increase in general and administrative expenses for the three months ended March 31, 2014 was the $274,701 of increased general and administrative expense at GrowLife, Inc., the parent company. This increase was primarily due to (1) a $165,126 increase in wages and related taxes, (2) a $33,548 increase in consulting and professional fees, (3) a $29,258 increase in travel related expenses, and (4) a $20,274 increase in rent expense. The significant increase in wages and related taxes was due (1) to increased headcount at GrowLife, Inc. (four (4) employees earning base salaries of at least $150,000 per year were on GrowLife, Inc.’s payroll at one time or another during the three month period ended March 31, 2014 who were not on GrowLife, Inc.’s payroll at any time during the same three month period in fiscal 2013), and (2) the fact that Sterling Scott, the Company’s Chief Executive Officer, was paid a salary during the three months ended March 31, 2014 while receiving no salary during the same three month period in fiscal year 2013.

The following is a summary comparison of general and administrative expenses for the three month periods ended March 31, 2014 and 2013:

	Three Months Ended
	March 31, 2014	March 31, 2013	Year-to-Year Change
GrowLife, Inc.	$548,114	$273,413	$274,701
GrowLife Hydroponics, Inc.	459,674	51,955	407,719
Greners.com	110,093	124,226	(14,133)
Phototron, Inc. & SG Technologies, Inc.	72,007	107,399	(35,392)
	$1,189,888	$556,993	$632,895

Non-cash general and administrative expenses for the three month period ended March 31, 2014 totaled $1,645,000, with $1,160,000 related to common stock issued to the Company’s four (4) independent Board Directors per an August 2012 Board grant, $475,000 related to shares issued to the Company’s investor/public relations firm per a November 2013 agreement, and $10,000 related to shares issued to a third party consultant (see “NOTE 20 – STOCKHOLDERS’ DEFICIT”). During the same three month period in fiscal year 2013, non-cash general and administrative expenses totaled $179,125, which consisted of $137,458 related to shares issued to employees of the Company, $20,000 related to shares issued to a third party consultant, $11,667 related to shares issued in connection with the Company’s “cannabis.org” website, and $10,000 related to shares issued to the Company’s two (2) independent Board Directors per an August 2012 Board grant.

For the three month period ended March 31, 2014, the Company recorded non-cash stock option expense in the amount of $151,701 in relation to the expensing of options granted in November 2013 to Sterling Scott, the Company’s Chief Executive Officer, John Genesi, the Company’s Chief Financial Officer, and Rob Hunt, the President of GrowLife Hydroponics, Inc. and a Director of the Company (see “NOTE 20 – STOCKHOLDERS’ DEFICIT”). These stock option grants were recorded in accordance with Financial Accounting Standards Board (FASB) ASC Topic 718, “Compensation – Stock Compensation”. The Company measured, and recorded, the fair value of the option grant as of the date of grant and is amortizing the computed value of the option grant over the related vesting period. There was no stock option expense for the same three month period in fiscal year 2013.

The following is a brief analysis of select general and administrative expenses:

Wages and related taxes totaled $556,534 in the three month period ended March 31, 2014 as compared to $126,878. The $429,656 increase is primarily due to (1) the $256,922 of wages and related taxes associated with the Rocky Mountain Hydroponics, LLC and Evergreen Garden Center, LLC (“RMH/EGC”) stores that the Company acquired in June 2013 (see “NOTE 3 PURCHASE – ROCKY MOUNTAIN HYDROPONICS and EVERGREEN GARDEN CENTER"), and (2) the $165,126 increase in wages and related taxes incurred by GrowLife, Inc. As previously stated, the three month period ended March 31, 2013 does not include any expenses related to RMH/EGC as that acquisition occurred in June 2013. Also, as previously stated, the increase in wages and related taxes incurred by GrowLife, Inc. was due (1) to increased headcount at GrowLife, Inc. (four (4) employees earning base salaries of at least $150,000 per year were on GrowLife’s payroll at one time or another during the three month period ended March 31, 2014 who were not on GrowLife’s payroll at any time during the same three month period in fiscal 2013), and (2) the fact that Sterling Scott, the Company’s Chief Executive Officer, was paid a salary during the three months ended March 31, 2014 while receiving no salary during the same three month period in fiscal year 2013.

Rents, repairs, and security totaled $125,893 during the three month period ended March 31, 2014, which represents an increase of $85,671 as compared to the $40,222 incurred during the same three month period in fiscal year 2013. Rents, repairs, and security related to the RMH/EGC stores acquired in June 2013 accounted for $70,370 of the increase while rent expense incurred by GrowLife, Inc. accounted for an additional $20,274 of the increase. These increases were partially offset by the $6,516 decrease in rent expense incurred by Greners during the three month period ended March 31, 2014.

Legal expenses totaled $61,639 during the three month period ended March 31, 2014 as compared to $24,619 for the same three month period in fiscal year 2013. The increase in legal fees is primarily attributable to the Company’s special shareholder meeting (see “NOTE 7 – SPECIAL MEETING OF SHAREHOLDERS”), its dealings with CANX USA, LLC (see “NOTE 4 – JOINT VENTURE AGREEMENT WITH CANX USA, LLC”), and its dealings with Wise Phoenix, LLC and AJOA Holdings, LLC (see “NOTE 5 – INTEREST PURCHASE AGREEMENT WITH WISE PHOENIX, LLC AND AJOA HOLDINGS, LLC”).

Consulting and professional fees totaled $80,509 during the three month period ended March 31, 2014, which represents an increase of $30,027 as compared to the $50,482 incurred during the three month period ended March 31, 2013. The increase was due primarily to the $33,696 paid to a third party consultant to provide employee recruiting services to the Company during the three month period ended March 31, 2014.

Travel and related expenses were $53,768 during the three month period ended March 31, 2014, which represents an increase of $47,091 as compared to the $6,677 incurred during the three month period ended March 31, 2013. The increase is due primarily to the Company’s management team traveling among its various offices and stores.

Health insurance expenses were $24,215 during the three month period ended March 31, 2014, while the Company incurred zero health insurance expense during the three month period ended March 31, 2013. The increase is due to the Company implementing a Group Health Insurance Plan for its employees during the three month period ended March 31, 2014.

Accounting and audit fees during the three month period ended March 31, 2014 were $36,585 as compared to $51,985 during the same three month period in fiscal year 2013. The decrease is primarily due to the fact that the Company retained a third party consultant to provide accounting/audit support during the three month period ended March 31, 2013. This consultant was paid $15,000 during the three month period ended March 31, 2013.

Advertising expense during the three month period ended March 31, 2014 was $45,573, while advertising expense in the same period during fiscal year 2013 was $54,698. The Company incurred advertising expense of $11,410 in relation to its RMH/EGC stores during the three month period ended March 31, 2014 while incurring no such expense during the same three month period in fiscal year 2013. Advertising expense at Greners was $9,331 during the three month period ended March 31, 2014 as compared to $22,860 expense during the same three month period in fiscal year 2013.

During the three month period ended March 31, 2014, the Company incurred expenses of $5,149 in relation to new business development/research and development. These expenses related entirely to the Company’s “cannabis.org” website. During the same three month period in fiscal year 2013, the Company incurred $49,664 of new business development/research and development expense. The $49,664 was related to GrowLife Productions, Inc. ($25,010), “cannabis.org” ($10,000), and other miscellaneous projects/products ($14,654).

The Company recorded investor relations/public relations expense of $513,568 during the three month period ended March 31, 2014 as compared to $23,185 during the same period in fiscal year 2013. The increase was due primarily to the issuance of 1,250,000 shares of the Company’s common stock to Integrity Media, Inc. (see “NOTE 20 – STOCKHOLDERS’ DEFICIT”) in relation to a services agreement signed in November 2013. The 1,250,000 shares were valued at $0.38 per share (the value of the Company’s common stock on the date of issuance) and $475,000 in the aggregate.

During the three month period ended March 31, 2014, the Company issued 500,000 shares of its common stock, 2,000,000 shares in the aggregate, to each of its four (4) independent Board members (see “NOTE 20 – STOCKHOLDERS’ DEFICIT”). The shares were issued in relation to an August 2012 Board grant that valued the shares at $0.02 per share at the time of grant, which represented the value of the Company’s common stock at the time of grant. At March 31, 2014, the date the shares were issued, the Company valued the 2,000,000 shares at $0.58 per share rather than $0.02 per share due to the age of the original Board grant, which the Company’s Board of Directors viewed as outdated and in need of review. Accordingly, the Company recorded a $1,160,000 non-cash “shares issued for services rendered” expense. On April 25, 2014, the four (4) independent Board Directors entered into four (4) separate Restricted Stock Cancellation Agreements that effectively cancelled the issuance of the 500,000 shares of the Company’s common stock that each received as compensation for Board service for the three month period ended March 31, 2014 and returned their shares to the Company (see “NOTE 23 – SUBSEQUENT EVENTS”).

Other Expenses

During the three month period ended March 31, 2014, the Company incurred net other expenses totaling $35,307,238 versus net other expenses of $695,970 during the same period in fiscal year 2013. The $35,307,238 was comprised of $34,507,607 of non-cash “change in fair value of derivative” expense (see “NOTE 13 – DERIVATIVE LIABILITY”), $758,348 of non-cash interest expense related to the amortization of the debt discount associated with the Company’s convertible notes payable, and $41,500 of accrued and unpaid interest expense related to the Company’s notes payable. These expenses were partially offset by $217 of interest income.

The $695,970 of net other expenses incurred during the three month period ended March 31, 2013 consisted of $495,038 of non-cash interest expense related to the amortization of the debt discount associated with the Company’s convertible notes payable, $169,753 of non-cash “change in fair value of derivative” expense, $28,429 of accrued and unpaid interest expense related to the Company’s notes payable, and $2,750 of non-cash “loss on extinguishment of debt” related to the Company’s note payable issued to the former owners of Greners.

Note that $35,265,955, or 99%, of the $35,307,238 of net other expenses incurred during the three month period ended March 31, 2014 is non-cash, which means it does not have an adverse effect on the Company’s cash flows.

Loss

The net loss for the three month period ended March 31, 2014 was $37,773,949 with the same period in fiscal 2013 incurring a net loss of $1,182,962. As noted above in “Other Expenses”, a significant portion of the Company’s net loss for the three month periods ended March 31, 2014 and 2013 is related to non-cash expenses. The following is a brief summary of the non-cash expenses incurred by the Company during the three month periods ended March 31, 2014 and 2013:

	Three Months Ended
	March 31, 2014	March 31, 2013
Net loss - GAAP basis	$(37,773,949)	$(1,182,962)
Less non-cash expenses:
Non cash interest expense	799,331	521,220
Change in fair value of derivative	34,507,607	169,753
Gain (loss) on extinguishment of debt	-	2,750
Amortization of intangible assets	26,637	27,249
Depreciation of plant & equipment	9,831	2,843
Stock option expense	151,701	-
Services rendered for common stock	1,645,000	179,125
Total non-cash expenses	37,140,107	902,940

Net loss excluding non-cash items - Non-GAAP basis	$(633,842)	$(280,022)

Liquidity and Capital Resources

As of March 31, 2014, the Company had a working capital deficiency of $27,625,635 as compared to a working capital deficiency of $7,244,940 at December 31, 2013. Excluding the Company’s derivative liability, the Company had working capital of $802,939 as of March 31, 2014 and $2,079,060 as of December 31, 2013. The Company has relied, and will continue to rely, on funds generated through operations, through loans, and through the selling of shares of our common stock to fund our operations.

During the three month period ended March 31, 2014, the Company used $1,129,770 of cash to fund its operating activities as compared to $318,214 used to fund operations during the same three month period in fiscal year 2013.

The Company used $3,925 of cash to make leasehold improvements on one of its stores during the three month period ended March 31, 2014 while using zero during the same three month period in fiscal year 2013.

During the three month period ended March 31, 2014, the Company generated net proceeds of $44,673 through financing activities, all of which related to the exercising of stock options to purchase 2,351,187 shares of the Company’s common stock at $0.019 per share. During the same three month period in fiscal year 2013, the Company generated net proceeds of $528,252 through financing activities, of which $534,760 was generated via the sale of 15,278,861 shares of the Company’s common stock at a per share price of $0.035 in relation to a private placement that was closed as of December 31, 2013, $156,000 was generated via the issuance of a 10% convertible note payable that was fully converted into shares of the Company’s common stock as of March 31, 2013, $25,000 was generated via the issuance of a note payable to a related party, and $9,000 was generated via the exercising of stock options to purchase 470,237 shares of the Company’s common stock at $0.019 per share. These cash proceeds were partially offset by $196,508 of cash used to repay, in full, three (3) notes payable and accrued and unpaid interest.

Shortly after the Securities and Exchange Commission (“SEC”) suspended trading of the Company’s securities (see “NOTE 23 – SUBSEQUENT EVENTS”), one of the Company’s primary suppliers rescinded the Company’s credit terms and required the Company to pay cash for its product purchases while also paying down the Company’s outstanding balance with this supplier.

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

As of March 31, 2014 our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2014, our disclosure controls and procedures were not effective due to the limited size of our staff and budget. The following weaknesses/areas of concern were uncovered by our evaluation:

•	The lack of a centralized Accounting/Finance department operating from the same location as the Company’s senior management
•	The lack of sufficiently trained and qualified Accounting/Finance staff
•	The lack of an offsite backup for the Company’s critical computerized data
•	The lack of a detailed, and written, set of company policies and procedures
•	Our information systems lack sufficient controls limiting access to key applications and data
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

Changes in Internal Control over Financial Reporting and Remediation of the Material Weaknesses

During the three-month period ended March 31, 2014, no changes to the Company’s internal control over financial reporting were identified that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

The Company is investing in efforts to improve the control environment and intends to commit resources to the continuous improvement of the design, implementation, documentation, testing, and monitoring of our internal controls. The Company has retained temporary Accounting/Finance personnel to assist in managing the Company’s financial activities and the Company is also working to implement a new Accounting and Point-of-Sale (POS) software system.

Remediation Plans

Management, in coordination with the input, oversight and support of our Board of Directors, intends to strengthen our internal control over financial reporting and to address the material weaknesses described above. In addition to improving the effectiveness and compliance with key controls, our remediation efforts will involve ongoing business and accounting process improvements and the implementation of key system enhancements. The process and system enhancements will be generally designed to simplify and standardize business practices and to improve timeliness and access to associated accounting data through increased systems automation, appropriate limitations around IT access, as well as timely testing of controls throughout the fiscal year. While we expect some remedial actions to be essentially implemented by the end of fiscal 2014, some may not be in place for a sufficient period of time to help us certify that material weaknesses have been fully remediated as of the end of the three-month period ended March 31, 2014. We will continue to develop our remediation plans and implement additional measures during the remainder of fiscal year 2014.

On April 30, 2014, the Company announced an initial component of its GrowLife 2.0 go-forward plan (see “NOTE 23– SUBSEQUENT EVENTS”) with the creation of stronger governance policies at the Board level, the restructuring of Board compensation, and the creation of guiding principles for the long-term growth of the company. A new compensation plan for independent Directors on the Company’s Board has been proposed to replace the stock award plan originally established in August 2012. The initial step in the implementation of the proposed compensation plan is the agreement by all four independent directors of the Company to cancel their respective 500,000 share stock grants for Q1 2014 issued pursuant to the August 2012 plan. The proposed plan shifts compensation away from historical stock awards, and moves it toward incenting/rewarding independent Directors for overseeing the long-term growth and expansion of the company. Director compensation will become more equitable and in-line with the company's performance. Also fundamental is stronger business acumen shared throughout the company, and compliance policies that ensure the Company’s business practices and investment strategies are in full compliance with regulatory requirements and market dynamics. To provide oversight and clear direction, the Company’s Board of Directors has established four essential committees:

•	Audit Committee to provide greater oversight on all compliance matters;
•	Compensation Committee to review compensation programs, specifically around stock incentive plans;
•	Nominating Committee to identify and screen additional board members who are committed to the long-term growth of the company;
•	Mergers and Acquisitions Committee to guide purchasing and investments by the company

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

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings.

On March 20, 2014, Wise Phoenix, LLC (“WP”) and AJOA Holdings, LLC (“AJOA”), collectively referred to as the “Sellers,” and R.X.N.B., Inc., a Nevada Corporation (“RXNB”) initiated a lawsuit against the Company and OGI, the Company’s Joint Venture, in Clark County, Nevada in its Business Court division in regards to a Sellers Interest Purchase Agreement (“RXNB Agreement”) with the Company and OGI.  The Sellers and RXNB claim that the Company must effect registration of Company shares issuable to Seller in connection with the RXNB Agreement since it had complied with the provisions set forth in the RXNB Agreement and delivered documents and instruments to the Company.  The Company contends that the Sellers and RXNB have not met the requirements established by the RXNB Agreement and therefore the Company is not obligated to register or issue the shares (see “NOTE 5 – INTEREST PURCHASE AGREEMENT WITH WISE PHOENIX, LLC AND AJOA HOLDINGS, LLC”).

On March 24, 2014, Sellers, RXNB, OGI and the Company agreed to extend the closing date of the RXNB Agreement to April 4, 2014. Additionally, Sellers and RXNB agreed to withdraw their lawsuit against the Company and OGI without prejudice.

On April 10, 2014, the Company received notice from both R.X.N.B., Inc. and CEN Biotech, Inc. that both companies were rescinding and/or voiding their respective Interest Purchase Agreements with the Company (see “NOTE 23 – SUBSEQUENT EVENTS”). The notification indicated that both R.X.N.B., Inc. and CEN Biotech, Inc. were rescinding and/or voiding their respective agreements when each company became aware that the U.S. Securities and Exchange Commission suspended the Company’s trading in securities due to potential issues of accuracy and adequacy of information in the marketplace.

In the Company’s Annual Report on Form 10-K, the Company disclosed a pending legal action involving Wise Phoenix, LLC (“WP”) and AJOA Holdings, LLC (“AJOA”), collectively referred to as the “Sellers,” and R.X.N.B., Inc., a Nevada Corporation (“RXNB”).  The Sellers and RXNB had filed a lawsuit against the Company on March 20, 2014 in Clark County, Nevada and subsequently withdrew the lawsuit on March 24, 2014 without prejudice.

On April 18, 2014, a class action lawsuit (the "Complaint") was filed against the Company in the United States District Court, Central District of California (Randy Romero v. Growlife, Inc. et al; Case No.: CV14-03015). The Complaint alleges two claims: (1) Violation of  Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 (the "Act") against the Company and the individual executive officers and board of directors (collectively, the "Board"); and (2) Violation of Section 20(a) of the Act against the members of the Board.

On May 2, 2014, the Company was served with the Complaint. The Complaint alleges (among other things) that the Company and the Board published certain documents and filings that were inaccurate and/or inadequate, causing Company securities to be traded at an inflated price. The Complaint further alleges that the Company's and Board's actions caused the members in the class action to suffer damages in an amount to be proven at trial. The Complaint also claims that members of the Board are in violation of Section 20(a) of the Act due to their position and relationship with the Company and their alleged involvement with the Company's violation of Section 10(b) and Rule 10b-5 of the Act.

It is possible that additional class action lawsuits may be filed and served against the Company arising out of or related to similar events as the Complaint.

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

Item 1A.  Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors and all other information contained in this quarterly report on Form 10-Q and the annual report on Form 10-K for the fiscal year ended 2013 before purchasing shares of our common stock. If any of the following risks occur, our business, consolidated financial condition and/or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you may lose some or all of your investment.

Risks Related to Our Business

The Company has been involved in legal proceedings and the outcome of which impacts the management of the Company and could adversely affect the Company’s financial condition or results of operation. We have been involved in legal proceedings as discussed in Item 1, Legal Proceedings.

The Company is currently in default on its 7% convertible notes payable. Per the terms of these notes (see “NOTE 18 - 7% CONVERTIBLE NOTES PAYABLE”), upon default the Holder(s) may, at their sole discretion, accelerate these 7% convertible notes payable. Upon any such acceleration of these 7% convertible notes, the Company shall be obligated to pay an amount equal to the greater of (i) one hundred and twenty percent (120%) of the outstanding principal of these 7% convertible notes (plus all accrued but unpaid interest), and (ii) the product of (a) the highest closing price for the Company’s common stock for the five (5) days on which the Primary Market is open for business immediately preceding such acceleration and (b) a fraction, the numerator of which is the outstanding principal of this 7% convertible, and the denominator of which is the applicable conversion price as of the date of determination. As of March 31, 2014, the outstanding principal on these 7% convertible notes was $1,250,000 with accrued and unpaid interest totaling $27,807. Should the Holder(s) choose to accelerate these 7% convertible notes, the Company would be required to pay the Holders $1,500,000 of principal and all accrued and unpaid interest. An acceleration of these 7% convertible notes would have a significant adverse affect on the Company’s cash flows and should the Company be unsuccessful in negotiating an extension or other modification, it may have to restructure its operations, divest all or a portion of its business, or file for bankruptcy.

Closing of Bank Accounts. On March 31, 2014, the Company received notice from one of its primary banking institutions that its bank accounts with that institution were going to be closed. The Company immediately transferred all of its funds held at that bank to its other primary banking institution. On April 7, 2014, the banking institution that the Company had transferred its funds into upon receiving notice on March 31, 2014, informed the Company that it would be closing the Company’s bank accounts effective May 7, 2014. Neither of these banking institutions provided the Company with an explanation as to why they were closing the Company’s bank accounts. Since receiving this second notice of closure on April 7, 2014, the Company has secured bank accounts for each of its six (6) retail hydroponics stores and for Greners. As of the time of this filing the Company is still working to secure bank accounts for both GrowLife, Inc. and Phototron, Inc. At this time, the Company cannot be certain that it will be successful in its search to find bank accounts for GrowLife, Inc. and/or Phototron, Inc., nor can it be certain that the bank accounts that it recently secured will not be closed by the respective banking institutions. These factors could have a material adverse effect on our business, financial condition and/or results of operations.

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

Our inability to effectively protect our intellectual property would adversely affect our ability to compete effectively, our revenue, our financial condition and our results of operations. We may be unable to obtain intellectual property rights to effectively protect our technology. Our ability to compete effectively may be affected by the nature and breadth of our intellectual property rights. While we intend to defend against any threats to our intellectual property rights, there can be no assurance that any such actions will adequately protect our interests. If we are unable to secure intellectual property rights to effectively protect our technology, our revenue and earnings, financial condition, and/or results of operations would be adversely affected.

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

Intellectual property litigation would be costly and could adversely impact our business operations. We may have to take legal action in the future to protect our technology or to assert our intellectual property rights against others. Any legal action could be costly and time consuming to us, and no assurances can be made that any action will be successful. The invalidation of any intellectual property rights that we may own, or an unsuccessful outcome in lawsuits to protect our technology, could have a material adverse affect on our business, financial position, and/or results of operations.

Intellectual property litigation can be expensive, complex, and protracted. Because of such complexity, and the vagaries of the jury system, intellectual property litigation may result in significant damage awards and/or injunctions that could prevent the manufacture, use, distribution, importation, exportation, and sale of products or require us to pay significant royalties in order to continue to manufacture, use, distribute, import, export, or sell products. Furthermore, in the event that our right to license or to market our technology is successfully challenged, and if we fail to obtain a required license or are unable to design around a patent held by a third party, our business, financial condition, and/or results of operations could be materially adversely affected.

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

We have limited insurance. We have limited directors’ and officers’ liability insurance and commercial liability insurance policies. Any significant claims would have a material adverse effect on our business, financial condition and results of operations.

Risks Related to our Common Stock

The limited trading market for our common stock results in limited liquidity for shares of our common stock and significant volatility in our stock price. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. The absence of an active trading market reduces the liquidity of our common stock.

The market price of our stock is likely to be highly volatile because for some time there will likely be a thin trading market for the stock, which causes trades of small blocks of stock to have a significant impact on our stock price. As a result of the lack of trading activity, the quoted price for our common stock is not necessarily a reliable indicator of its fair market value. Further, if we continue to cease to be quoted, holders of our common stock will continue to find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock, and the market value of our common stock will likely decline.

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

Our officers, directors and principal stockholders can exert significant influence over us and may make decisions that are not in the best interests of all stockholders. Our officers, directors and principal stockholders (greater than 5% stockholders) collectively beneficially own approximately 17% of our common stock. As a result of such ownership these stockholders will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of our company or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of our company. This, in turn, could have a negative affect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

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

The market price of our common stock may be volatile. The market price of our common stock has been and is likely in the future to be volatile. Our common stock price may fluctuate in response to factors such as:

●
Announcements by us regarding liquidity, legal proceedings, significant acquisitions, equity investments and divestitures, strategic relationships, addition or loss of significant customers and contracts, capital expenditure commitments, loan, note payable and agreement defaults, loss of our subsidiaries and impairment of assets,

●	Issuance of convertible or equity securities for general or merger and acquisition purposes,

●	Issuance or repayment of debt, accounts payable or convertible debt for general or merger and acquisition purposes,

●	Sale of a significant number of shares of our common stock by shareholders,

●	General market and economic conditions,

●	Quarterly variations in our operating results,

●	Investor relation activities,

●	Announcements of technological innovations,

●	New product introductions by us or our competitors,

●	Competitive activities, and

●	Additions or departures of key personnel.

These broad market and industry factors may have a material adverse affect on the market price of our common stock, regardless of our actual operating performance. These factors could have a material adverse affect on our business, financial condition, and/or results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On January 3, 2014, the Company issued 4,700,196 shares of its common stock to a Holder of its 6% Senior Secured Convertible Notes Payable upon the conversion of $30,000 of principal and $2,901 of accrued and unpaid interest. The conversion price was $0.007 per share, as per the terms of the note payable, and upon conversion the Company had fully satisfied its obligations to this Holder.

On January 31, 2014, the Company issued 12,562,518 shares of its common stock to Rob Hunt, a member of the Company’s Board of Directors, President of GrowLife Hydroponics, Inc., a former owner of Rocky Mountain Hydroponics, LLC and Evergreen Garden Center, LLC, and the last Holder of the Company’s 12% Senior Secured Convertible Notes Payable. The shares were issued upon the conversion of $408,000 of principal and $31,688 of accrued and unpaid interest at a per share conversion price of $0.035, as per the terms of the note payable, and upon conversion Mr. Hunt’s note was satisfied in full.

On January 31, 2014, the Company issued 2,351,187 shares of its common stock for cash proceeds of $44,673. The shares were issued upon the exercise of a stock option granted in fiscal year 2011, with the Holder entitled to purchase 2,351,187 shares of the Company’s common stock at an exercise price of $0.019 per share.

On February 13, 2014, the Company issued 29,420 shares of its common stock to a third party consultant as payment in full for services rendered. The shares were priced at $0.3399 per share, which was the average closing price of the Company’s common stock during the ten (10) trading days prior to February 13, 2014, which was the date of the agreement.

On February 16, 2014, the Company issued 1,250,000 shares of its common stock to Integrity Media, Inc. (“Integrity”) at a per share price of $0.38 per share, which was the closing price of the Company's common stock on February 14, 2014. The shares were the second installment owed to Integrity per the terms of its November 16, 2013 agreement with the Company. Upon the issuance of these shares, the Company owes Integrity an additional 1,500,000 shares of its common stock.

On March 7, 2014, the Company issued 2,000,000 shares of its common stock to one (1) Holder of the Company’s 7% convertible notes payable upon the conversion of $50,000 of principal at a per share conversion price of $0.025, which was in accordance with the terms of the note payable.

On March 18, 2014, the Company issued 22,727,668 shares of its common stock to three (3) Holders of the Company’s 7% convertible notes payable upon the conversion of $550,000 of principal and $18,192 of accrued and unpaid interest at a per share conversion price of $0.025, which was in accordance with the terms of the note payable. Upon conversion the notes of these three Holders had been satisfied in full.

On March 20, 2014, the Holder of a stock option granted in fiscal year 2011 to purchase 4,500,000 shares of the Company’s common stock at $0.23 per share exercised his option on a cashless basis. Per the terms of the Stock Option Agreement, the net shares issued to the Holder were 2,775,000.

On March 31, 2014, the Company issued 500,000 shares to Alan Hammer, an independent Director of the Company, as compensation for his Board service for the three month period ended March 31, 2014. The shares were issued per the terms of an August 2012 Board grant that valued the shares at $0.02 per share, which represents the value of the Company’s common stock on the date of grant. Upon the issuance of these shares on March 31, 2014, the Company valued the shares at $0.58 per share, which was the closing price of the Company’s common stock on March 31, 2014. The Company valued them at $0.58 per share rather than $0.02 per share due to the age of the original Board grant, which the Company’s Board of Directors viewed as outdated and in need of review. On April 25, 2014, Mr. Hammer entered into a Restricted Stock Cancellation Agreement with the Company that effectively cancelled the issuance of the 500,000 shares of the Company’s common stock that he received as compensation for Board service for the three month period ended March 31, 2014 and returned these shares to the Company (see “NOTE 23 – SUBSEQUENT EVENTS”).

On March 31, 2014, the Company issued 500,000 shares to Eric Shevin, an independent Director of the Company, as compensation for his Board service for the three month period ended March 31, 2014. The shares were issued per the terms of an August 2012 Board grant that valued the shares at $0.02 per share, which represents the value of the Company’s common stock on the date of grant. Upon the issuance of these shares on March 31, 2014, the Company valued the shares at $0.58 per share, which was the closing price of the Company’s common stock on March 31, 2014. The Company valued them at $0.58 per share rather than $0.02 per share due to the age of the original Board grant, which the Company’s Board of Directors viewed as outdated and in need of review. On April 25, 2014, Mr. Shevin entered into a Restricted Stock Cancellation Agreement with the Company that effectively cancelled the issuance of the 500,000 shares of the Company’s common stock that he received as compensation for Board service for the three month period ended March 31, 2014 and returned these shares to the Company (see “NOTE 23 – SUBSEQUENT EVENTS”).

On March 31, 2014, the Company issued 500,000 shares to Jeff Giarraputo, an independent Director of the Company, as compensation for his Board service for the three month period ended March 31, 2014. The shares were issued per the terms of an August 2012 Board grant that valued the shares at $0.02 per share, which represents the value of the Company’s common stock on the date of grant. Upon the issuance of these shares on March 31, 2014, the Company valued the shares at $0.58 per share, which was the closing price of the Company’s common stock on March 31, 2014. The Company valued them at $0.58 per share rather than $0.02 per share due to the age of the original Board grant, which the Company’s Board of Directors viewed as outdated and in need of review. On April 25, 2014, Mr. Giarraputo entered into a Restricted Stock Cancellation Agreement with the Company that effectively cancelled the issuance of the 500,000 shares of the Company’s common stock that he received as compensation for Board service for the three month period ended March 31, 2014 and returned these shares to the Company (see “NOTE 23 – SUBSEQUENT EVENTS”).

On March 31, 2014, the Company issued 500,000 shares to Anthony Ciabattoni, an independent Director of the Company, as compensation for his Board service for the three month period ended March 31, 2014. The shares were issued per the terms of an August 2012 Board grant that valued the shares at $0.02 per share, which represents the value of the Company’s common stock on the date of grant. Upon the issuance of these shares on March 31, 2014, the Company valued the shares at $0.58 per share, which was the closing price of the Company’s common stock on March 31, 2014. The Company valued them at $0.58 per share rather than $0.02 per share due to the age of the original Board grant, which the Company’s Board of Directors viewed as outdated and in need of review. Mr. Ciabattoni’s shares have been issued to the Ciabattoni Living Trust, of which Mr. Ciabattoni is the Trustee. On April 25, 2014, Mr. Ciabattoni entered into a Restricted Stock Cancellation Agreement with the Company that effectively cancelled the issuance of the 500,000 shares of the Company’s common stock that he received as compensation for Board service for the three month period ended March 31, 2014 and returned these shares to the Company (see “NOTE 23 – SUBSEQUENT EVENTS”).

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

GROWLIFE, INC.

Date: May 15, 2014	By:	/s/ Sterling Scott
Sterling Scott
Chief Executive Officer

Date: May 15, 2014	By:	/s/ John Genesi
John Genesi
Chief Financial Officer