Form 10-Q/A
period 2014-03-31
GROWLIFE, INC.
filed 2014-06-27
CIK 1161582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
Amendment No. 1

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

Explanatory Note

This Amendment No. 1 to Form 10-Q/A amends and restates the quarterly report on Form 10-Q of GrowLife, Inc. (the “Company”) for the three months ended March 31, 2014, as originally filed with SEC on May 15, 2014. This Form 10-Q/A is being filed to restate the Company’s consolidated financial statements in Item 1 in their entirety and related disclosures (including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2) for the three months ended March 31, 2014.

As more fully described in Note 1 to the condensed consolidated financial statements, in connection with the review of the Form 10-Q for the Company for the three months ended March 31, 2014, management determined that previously issued unaudited condensed consolidated financial statements issued for the three months ended March 31, 2014 contained an error which was non-cash in nature. The Company evaluated the impact of this error under the SEC’s authoritative guidance on materiality and determined that the impact of this error for the three months ended March 31, 2014 condensed consolidated financial statements was material. On June 19, 2014, after review by our independent registered public accounting firm and legal counsel, the Audit Committee of the Company’s Board of Directors concluded that the Company should restate our unaudited interim condensed financial statements for the three months ended March 31, 2014 to reflect the correction of the previously identified error in the unaudited condensed consolidated financial statements for this period.

Although this Form 10-Q/A supersedes the previously issued unaudited condensed consolidated financial statements issued for the three months ended March 31, 2014 in its entirety, this Form 10-Q/A only amends and restates Item 1 and certain provisions of Item 2 and Item 4 of Part I as a result of and to reflect the restatements, as well as immaterial conforming changes to other Items. No other information in the original filing is amended hereby. While the foregoing items have been updated, this amended report does not reflect any other events occurring after the original filing. In addition, currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

No other changes have been made to the Original Filing. This Amendment does not reflect events that have occurred after May 15, 2014, the filing date of the Form 10-Q or modify or update the disclosures presented therein, except to reflect the amendment described above.

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

GrowLife, Inc. and Subsidiaries (formerly Phototron Holdings, Inc.)
Condensed Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(Restated)	(Audited)

ASSETS
Current Assets
Cash	$742,254	$1,831,276
Restricted cash	46,400	46,400
Accounts receivable, net	185,700	183,678
Inventory, net	1,563,559	1,253,721
Prepaid expenses	57,533	17,001
Other receivable	2,497	3,666
Deposits	51,764	46,173
Total current assets	2,649,707	3,381,915

Investment in related party	3,707,918	1,122,397
Property and equipment, net	47,852	53,758
Intangibles	433,663	460,300
Goodwill	739,000	739,000

Total Assets	$7,578,140	$5,757,370

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$927,533	$1,095,204
Accrued expenses	221,772	175,603
Deferred revenue	13,275	30,888
Derivative liability	28,428,574	9,324,000
Related party note payable and accrued interest	1,226	1,160
Convertible notes payable and accrued interest	682,962	-
Total current liabilities	30,275,342	10,626,855

Long-term debt	-	974,479

Total liabilities	30,275,342	11,601,334

Stockholders' Deficit
Common Stock, $0.0001 par value, 3,000,000,000
shares authorized, 806,090,859 and 755,694,870
shares issued and outstanding, respectively	80,611	75,571
Additional Paid-in-Capital	69,390,082	17,359,932
Unrealized gain on related party investment	3,706,758	1,121,237
Accumulated deficit	(95,874,653)	(24,400,704)
Total stockholders' deficit	(22,697,202)	(5,843,964)

Total liabilities and stockholders' deficit	$7,578,140	$5,757,370

See accompanying notes to these condensed consolidated financial statements.

GrowLife, Inc. and Subsidiaries (formerly Phototron Holdings, Inc.)
Condensed Consolidated Statement of Operations
(Unaudited)

	For the Three Months Ended,
	March 31, 2014	March 31, 2013
	(Restated)

Net revenue	$2,382,836	$760,709

Cost of Goods Sold	1,862,958	511,583

Gross Profit	519,878	249,126

General and administrative	1,189,888	556,993
Shares issued for services rendered	1,645,000	179,125
Stock options expense	151,701	-

Loss from operations	(2,466,711)	(486,992)

Other income (expense)
Change in fair value of derivative	(34,507,607)	(169,753)
Loss on extinguishment of debt	-	(2,750)
Interest expense, net	(34,499,631)	(523,467)

Net loss	$(71,473,949)	$(1,182,962)

Net loss per share - (basic and diluted)	$(0.09)	$(0.00)

Weighted average shares outstanding (2) - (basic and diluted)	775,342,755	443,605,824

See accompanying notes to these condensed consolidated financial statements.

GrowLife, Inc. and Subsidiaries (formerly Phototron Holdings, Inc.)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended,
	March 31, 2014	March 31, 2013
	(Restated)
Cash flows from operating activities
Net loss	$(71,473,949)	$(1,182,962)
Adjustments to reconcile net loss to net cash used by
operating activities
Depreciation and amortization	9,831	2,843
Amortization of intangible assets	26,637	27,249
Stock options expense	151,701	-
Common stock issued for services rendered	1,645,000	179,125
Amortization of debt discount	758,348	495,038
Change in fair value of derivative liability	34,507,607	169,753
Expense related to CANX warrant	33,700,000	-
Loss on extinguishment of debt	-	2,750
Accrued interest on convertible notes payable	40,983	26,182
Changes in operating assets and liabilities
Accounts receivable	(2,022)	10,580
Inventory	(309,838)	20,903
Prepaid expenses	(40,532)	(10,952)
Other receivable	1,169	-
Deposits	(5,591)	-
Accounts payable	(28,117)	(76,976)
Accrued expenses	(93,384)	31,390
Deferred revenue	(17,613)	(13,137)

Net cash used in operating activities	(1,129,770)	(318,214)

Cash flows from investing activities
Cash paid for store improvements	(3,925)	-

Net cash used by investing activities	(3,925)	-

Cash flows from financing activities
Proceeds from the issuance of common stock	-	534,760
Proceeds from the issuance of 10% convertible note	-	156,000
Proceeds from options exercised	44,673	9,000
Proceeds from notes payable, related party	-	25,000
Payments of notes payable and accrued interest	-	(196,508)

Net cash provided by financing activities	44,673	528,252

Net increase in cash equivalents	(1,089,022)	210,038

Cash and cash equivalents, beginning of period	1,831,276	36,602

Cash and cash equivalents, end of period	$742,254	$246,640

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$4,865

Cash paid for income taxes	$-	$-

NON-CASH TRANSACTIONS
Common stock issued for services rendered	$1,645,000	$179,125
6% Senior secured convertible notes converted into
common stock, principal and interest	$32,901	$485,275
7% Senior secured convertible notes converted into
common stock, principal and interest	$618,192	$-
12% Senior secured convertible notes converted into
common stock, principal and interest	$439,688	$-
Notes payable for Greners acquistion converted into
common stock, principal and interest	$-	$156,000
Common stock issued for cashless exercise of options	$278	$368
Preferred stock cancelled	$-	$300

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

GrowLife companies manufacture and supply branded equipment and expendables, with expendables being products such as nutrients and soils that are consumed as part of the cultivation process and therefore needing to be replenished on a continual basis that promote and enhance the characteristics of quality and quantity of indoor and outdoor urban gardening. GrowLife also controls premier industry portal www.cannabis.org, which we believe will serve as another widely recognized and authoritative social channel for branded product promotion, sales, and information as and to the extent the regulatory landscape changes.

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

Restatement of Previously Issued Condensed Consolidated Financial Statements

In connection with the review of the Form 10-Q for the Company for the three months ended March 31, 2014, previously issued unaudited condensed consolidated financial statements issued for the three months ended March 31, 2014 contained an error which was non-cash in nature. The Company reviewed the impact of this error under the SEC’s authoritative guidance on materiality and determined that the impact of this error for the three months ended March 31, 2014 condensed consolidated financial statements was material. On June 19, 2014, after review by the Company’s independent registered public accounting firm and legal counsel, the Audit Committee of the Company’s Board of Directors concluded that we should restate our unaudited interim financial statements for the three months ended March 31, 2014 to reflect the correction of the previously identified error in the unaudited consolidated financial statements for this period.

The Company restated the unaudited condensed consolidated balance sheet as of March 31, 2014, and the unaudited condensed consolidated statements of operations and unaudited condensed consolidated cash flows for the three months ended March 31, 2014 to reflect the correcting book entry as described below. There was no impact to our actual cash balances as a result of these errors, and these errors do not change net cash flows from financing activities. There was no impact of this error on net cash flows from operating activities. See note 23.

Transaction with CANX USA LLC

On November 19, 2013, the Company entered into a Joint Venture Agreement (the “Agreement”) with CANX USA LLC (“CANX”), a Nevada limited liability company.  Under the terms of the Agreement, the Company and CANX formed Organic Growth International, LLC (“OGI”), a Nevada limited liability company, for the purpose of expanding the Company’s operations in its current retail hydroponic businesses and in other synergistic business verticals and facilitate additional funding for commercially financeable transactions of up to $40,000,000.  In connection with closing of the Agreement, CANX agreed to provide a commitment to provide funding in the amount of $1,300,000 for a GrowLife Infrastructure Funding Technology program transaction and provide additional funding of $1,000,000 under a 7% Convertible Note instrument. The Company will initially own a non-dilutive forty five percent (45%) share of OGI and the Company may acquire a controlling share of OGI as provided in the Agreement.

In accordance with the Agreement, the Company and CANX entered into a Warrant Agreement whereby the Company delivered to CANX a warrant to purchase 140,000,000 shares of the Company common stock at a maximum strike price of $0.033 per share. This transaction was properly recorded in the Company’s 2013 audited consolidated financial statements.

In accordance with the Agreement, the Company was required to issue an additional warrant to purchase 100,000,000 shares of the Company’s common stock at a maximum strike price of $0.033 per share. The warrant was earned by CANX upon completion of the Company’s increase in the number of authorized common shares from 1 billion to 3 billion shares. This increase in authorized shares was effective with the shareholder approval on February 7, 2014.  This warrant was not booked at March 31, 2014.

After a detailed review of the facts, the Company has concluded that the warrant to purchase 100,000,000 shares of the Company’s common stock was earned as of February 7, 2014, and should have been recorded in the unaudited condensed consolidated financial statements for the three months ended March 31, 2014.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated. The preparation of these unaudited condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”).

The unaudited condensed consolidated financial statements of the Company and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. Such adjustments are of a normal, recurring nature. The Condensed Consolidated Financial Statements, and the accompanying notes, are prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and do not contain certain information included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Therefore, the interim Condensed Consolidated Financial Statements should be read in conjunction with that Annual Report on Form 10-K.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities. For the three month period ended March 31, 2014, the Company incurred a net loss of $71,473,949 and cash used in operations was $1,129,770. The Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements during this period primarily through the recurring issuance of convertible notes payable and advances from a related party. These facts indicate that there is substantial doubt of the Company’s continuation as a going concern.

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

Loss Per Share (Restated)

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

As of March 31, 2014, there were 419,895,111 dilutive securities which are considered anti-dilutive and are not included in diluted loss per share. The following details the dilutive securities as of March 31, 2014:

Options	34,000,000
Warrants	265,000,000
6% senior secured convertible notes - principal & interest	69,782,831
7% convertible notes - principal & interest	51,112,280
419,895,111

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

The following are unaudited pro-forma results of operations as if the acquisition had occurred at the beginning of the period for the three months ending March 31, 2013:

	For the Three Months Ended
	March 31, 2014	March 31, 2013
	(Restated)

Net revenue	$2,382,836	$1,800,015

Cost of Goods Sold	1,862,958	1,239,712

Gross Profit	519,878	560,303

General and administrative	1,189,888	817,796
Shares issued for services rendered	1,645,000	179,125
Stock options expense	151,701	-

Loss from operations	(2,466,711)	(436,618)

Other income (expense)
Change in fair value of derivative	(34,507,607)	(169,753)
Loss on extinguishment of debt	-	(2,750)
Other income	-	524
Interest expense, net	(34,499,631)	(523,467)

Net loss	$(71,473,949)	$(1,132,064)

Net loss per share - (basic and diluted)	$(0.05)	$(0.00)

Weighted average shares outstanding (2) - (basic and diluted)	775,342,755	451,462,965

NOTE 4 – JOINT VENTURE AGREEMENT WITH CANX USA, LLC (Restated)

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

In accordance with the Agreement, the Company was required to issue an additional warrant to purchase 100,000,000 shares of the Company’s common stock at a maximum strike price of $0.033 per share. The warrant was earned by CANX upon completion of the Company’s increase in the number of authorized common shares from 1 billion to 3 billion shares. This increase in authorized shares was effective with the shareholder approval on February 7, 2014.  This warrant was not booked at March 31, 2014.

After a detailed review of the facts, the Company has concluded that the warrant to purchase 100,000,000 shares of the Company’s common stock was earned as of February 7, 2014, and should have been recorded in the condensed consolidated financial statements for the three months ended March 31, 2014.

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

Warrants (Restated)

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

On November 19, 2013, the Company issued 140,000,000 warrants to CANX USA, LLC (“CANX”) (see “NOTE 4 – JOINT VENTURE AGREEMENT WITH CANX USA, LLC”) in accordance with the Joint Venture Agreement between the Company and CANX. The warrants have a five-year term with an original exercise price of $0.033 per share. The warrants vest immediately and are exercisable in whole, or in part, at any time and from time to time on or after the issue date and on or before the termination date. The Company valued the warrants at the time of issuance using the Black-Scholes option pricing model using the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 24.82%; (iii) risk free rate of 0.05% and (iv) expected term of 1 year, which resulted in a value of $5,040,000. The Company expensed the entire $5,040,000 at the time of issuance because the warrants vested immediately and were also exercisable immediately. As of this filing CANX had not exercised any of its warrants. In accordance with the Joint Development Agreement, the Company was required to issue an additional warrant to purchase 100,000,000 shares of the Company’s common stock at a maximum strike price of $0.033 per share. The warrant was earned by CANX upon completion of the Company’s increase in the number of authorized common shares from 1 billion to 3 billion shares. This increase in authorized shares was effective with the shareholder approval on February 7, 2014.  The Company valued the warrants at the time of issuance using the Black-Scholes option pricing model using the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 200%; (iii) risk free rate of 0.78% and (iv) expected term of 5 year, which resulted in a value of $33,700,000. The Company expensed the entire $33,700,000 at the time of issuance because the warrants vested immediately and were also exercisable immediately.

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

The table below summarizes the Company’s warrant activity during the three month period ended March 31, 2014:

	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	165,000,000		$0.040
Issued	100,000,000		0.033
Exercised	-		-
Forfeited	-		$-
Expired	-		-
Outstanding at end of period	265,000,000		0.037
Exercisable at end of period	265,000,000	$

Warrants totaling 265,000,000 shares of common stock have an intrinsic value of $143,780,000 as of March 31, 2014.

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

NOTE 23 – SUBSEQUENT EVENTS

Restatement of Previously Issued Unaudited Condensed Financial Statements

In connection with the review of the Form 10-Q for the Company for the three months ended March 31, 2014, management that previously issued unaudited consolidated financial statements issued for the three months ended March 31, 2014 contained an error which was non-cash in nature. The Company reviewed the impact of this error under the SEC’s authoritative guidance on materiality and determined that the impact of this error for the three months ended March 31, 2014 consolidated financial statements was material. On June 19, 2014, after review by the Company’s independent registered public accounting firm and legal counsel, the Audit Committee of the Company’s Board of Directors concluded that we should restate our unaudited interim financial statements for the three months ended March 31, 2014 to reflect the correction of the previously identified error in the unaudited consolidated financial statements for this period.

The Company restated the consolidated balance sheet as of March 31, 2014, and the consolidated statements of operations and consolidated cash flows for the three months ended March 31, 2014 to reflect the correcting book entry as described below. There was no impact to our actual cash balances as a result of these errors, and these errors do not change net cash flows from financing activities. There was no impact of this error on net cash flows from operating activities.

Transaction with CANX USA LLC

On November 19, 2013, the Company entered into a Joint Venture Agreement (the “Agreement”) with CANX USA LLC (“CANX”), a Nevada limited liability company.  Under the terms of the Agreement, the Company and CANX formed Organic Growth International, LLC (“OGI”), a Nevada limited liability company, for the purpose of expanding the Company’s operations in its current retail hydroponic businesses and in other synergistic business verticals and facilitate additional funding for commercially financeable transactions of up to $40,000,000.  In connection with closing of the Agreement, CANX agreed to provide a commitment to provide funding in the amount of $1,300,000 for a GrowLife Infrastructure Funding Technology program transaction and provide additional funding of $1,000,000 under a 7% Convertible Note instrument. The Company will initially own a non-dilutive forty five percent (45%) share of OGI and the Company may acquire a controlling share of OGI as provided in the Agreement.

In accordance with the Agreement, the Company and CANX entered into a Warrant Agreement whereby the Company delivered to CANX a warrant to purchase 140,000,000 shares of the Company common stock at a maximum strike price of $0.033 per share. This transaction was properly recorded in the Company’s 2013 audited consolidated financial statements.

In accordance with the Agreement, the Company was required to issue an additional warrant to purchase 100,000,000 shares of the Company’s common stock at a maximum strike price of $0.033 per share. The warrant was earned by CANX upon completion of the Company’s increase in the number of authorized common shares from 1 billion to 3 billion shares. This increase in authorized shares was effective with the shareholder approval on February 7, 2014.  This warrant was not booked at March 31, 2014.

After a detailed review of the facts, the Company has concluded that the warrant to purchase 100,000,000 shares of the Company’s common stock was earned as of February 7, 2014, and should have been recorded in the consolidated financial statements for the three months ended March 31, 2014.

The following tables present the restated items for the applicable date.

For the Three Months Ended	As Originally	Amount of
March 31, 2014	Presented	Restatement	As Restated

Interest expense	$(799,631)	$(33,700,000)	$(34,499,631)
Net loss	(37,773,949)	(33,700,000)	(71,473,949)
Net loss per share	$(0.05)	$(0.04)	$(0.09)

	As Originally	Amount of
March 31, 2014	Presented	Restatement	As Restated

Additional paid-in capital	$35,690,082	$33,700,000	$69,390,082
Accumulated deficit	(62,174,653)	(33,700,000)	(95,874,653)

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

Overview

General

GrowLife companies manufacture and supply branded equipment and expendables, with expendables being products such as nutrients and soils that are consumed as part of the cultivation process and therefore needing to be replenished on a continual basis that promote and enhance the characteristics of quality and quantity of indoor and outdoor urban gardening. GrowLife also controls premier industry portal www.cannabis.org, which we believe will serve as another widely recognized and authoritative social channel for branded product promotion, sales, and information as and to the extent the regulatory landscape changes. As and to the extent the state and federal regulatory landscape changes, we will continue opportunistic expansion of our  business in regional and state-by-state markets of legal medical marijuana across the United States. The GrowLife family of companies now includes the online distribution hub Greners, the pioneering and expanding Stealth Grow product line, and retail stores that can service customers from coast to coast.

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

Results of Operations

Three Months Ended March 31, 2014 Compared to March 31, 2013

Revenue and cost of revenue

Net revenue in the three month period ended March 31, 2014 was $2,382,836, which represents an increase of $1,622,128, or approximately three times, the $760,709 of net revenue in the same period of fiscal year 2013. The primary factor in the significant increase in net revenue is due to the $1,437,639 of net revenue from the five (5) retail stores acquired in the Company’s acquisition of Rocky Mountain Hydroponics, LLC and Evergreen Garden Center, LLC (see “NOTE 3 PURCHASE – ROCKY MOUNTAIN HYDROPONICS and EVERGREEN GARDEN CENTER"). This acquisition occurred in June 2013, which means that no such revenue is included in the three month period ended March 31, 2013. Also included in the increase in net revenue is a $96,962 year-to-year gain posted by Greners.com, the Company’s online hydroponics superstore, and a $109,118 year-to-year gain by Soja, Inc. (dba Urban Garden Supply and a wholly-owned subsidiary of GrowLife Hydroponics, Inc.). The above mentioned increases in net revenue were partially offset by a $21,591 decrease in net revenue by Phototron, Inc. and SG Technologies, Inc.

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

Other Expenses (Restated)

During the three month period ended March 31, 2014, the Company incurred net other expenses totaling $69,007,238 versus net other expenses of $695,970 during the same period in fiscal year 2013. The $69,007,238 was comprised of $34,507,607 of non-cash “change in fair value of derivative” expense (see “NOTE 13 – DERIVATIVE LIABILITY”), $758,348 of non-cash interest expense related to the amortization of the debt discount associated with the Company’s convertible notes payable, $41,500 of accrued and unpaid interest expense related to the Company’s notes payable and $33,700,000 in interest expense related to the CANX 100,000,000 warrant (see “NOTE 4 – JOINT VENTURE AGREEMENT WITH CANX USA”) These expenses were partially offset by $217 of interest income.

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

Note that $69,340,955 , or 99%, of the $69,382,238 of net other expenses incurred during the three month period ended March 31, 2014 is non-cash, which means it does not have an adverse effect on the Company’s cash flows.

Loss

The net loss for the three month period ended March 31, 2014 was $71,473,949 with the same period in fiscal 2013 incurring a net loss of $1,182,962. As noted above in “Other Expenses”, a significant portion of the Company’s net loss for the three month periods ended March 31, 2014 and 2013 is related to non-cash expenses. The following is a brief summary of the non-cash expenses incurred by the Company during the three month periods ended March 31, 2014 and 2013:

	Three Months Ended
	March 31, 2014 (Restated)	March 31, 2013
Net loss - GAAP basis	$(71,473,949)	$(1,182,962)
Less non-cash expenses:
Non cash interest expense	34,499,331	521,220
Change in fair value of derivative	34,507,607	169,753
Gain (loss) on extinguishment of debt	-	2,750
Amortization of intangible assets	26,637	27,249
Depreciation of plant & equipment	9,831	2,843
Stock option expense	151,701	-
Services rendered for common stock	1,645,000	179,125
Total non-cash expenses	70,840,107	902,940

Net loss excluding non-cash items - Non-GAAP basis	$(633,842)	$(280,022)

	Three Months Ended
	March 31, 2014	March 31, 2013	Year-to-Year Change
GrowLife, Inc.	$548,114	$273,413	$274,701
GrowLife Hydroponics, Inc.	459,674	51,955	407,719
Greners.com	110,093	124,226	(14,133)
Phototron, Inc. & SG Technologies, Inc.	72,007	107,399	(35,392)
	$1,189,888	$556,993	$632,895

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

	Three Months Ended
	March 31, 2014	March 31, 2013
Net loss - GAAP basis	$(71,473,949)	$(1,182,962)
Less non-cash expenses:
Non cash interest expense	34,499,331	521,220
Change in fair value of derivative	34,507,607	169,753
Gain (loss) on extinguishment of debt	-	2,750
Amortization of intangible assets	26,637	27,249
Depreciation of plant & equipment	9,831	2,843
Stock option expense	151,701	-
Services rendered for common stock	1,645,000	179,125
Total non-cash expenses	70,840,107	902,940

Net loss excluding non-cash items - Non-GAAP basis	$(633,842)	$(280,022)

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

The restatement of our unaudited condensed financial statements may result in litigation or government enforcement actions. Any such action would likely harm our business, prospects, financial condition and results of operations.

In connection with the review of the Form 10-Q for the Company for the three months ended March 31, 2014, management that previously issued unaudited consolidated financial statements issued for the three months ended March 31, 2014 contained an error which was non-cash in nature. The Company reviewed the impact of this error under the SEC’s authoritative guidance on materiality and determined that the impact of this error for the three months ended March 31, 2014 unaudited condensed consolidated financial statements was material. On June 19, 2014, after review by the Company’s independent registered public accounting firm and legal counsel, the Audit Committee of the Company’s Board of Directors concluded that we should restate our unaudited interim financial statements for the three months ended March 31, 2014 to reflect the correction of the previously identified error in the unaudited condensed consolidated financial statements for this period.

The Company restated the consolidated balance sheet as of March 31, 2014, and the consolidated statements of operations and consolidated cash flows for the three months ended March 31, 2014 to reflect the correcting book entry as described below. There was no impact to our actual cash balances as a result of these errors, and these errors do not change net cash flows from financing activities. There was no impact of this error on net cash flows from operating activities.

The restatement of our unaudited condensed financial statements may expose us to risks associated with litigation, regulatory proceedings and government enforcement actions. In addition, securities class action litigation has often been brought against companies which have been unable to provide current public information or which have restated previously filed financial statements. Any of these actions could result in substantial costs, divert management's attention and resources, and harm our business, prospects, results of operation and financial condition.

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

Item 6.	Exhibits

Exhibit Index

Exhibit Number	Description of Exhibit

10.1	Warrant related to CANX USA LLC Joint Development Agreement dated November 19, 2013.(1)

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

32.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

101	XBRL information
______________

(1)	Attached as an Exhibit to the Company’s Form 8-K dated November 19, 2013 and filed with the SEC on November 21, 2013.

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

GROWLIFE, INC.

Date: June 27, 2014	By:	/s/ Marco Hegyi
Marco Hegyi
Chief Executive Officer

Date: June 27, 2014	By:	/s/ John Genesi
John Genesi
Chief Financial Officer