Form 10-Q
period 2014-06-30
GROWLIFE, INC.
filed 2014-08-19
CIK 1161582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission file number 000-50385
GrowLife, Inc.

 (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	90-0821083 (I.R.S. Employer Identification No.)

500 Union Street, Suite 406, Seattle, WA 98101
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

As of August 19, 2014 there were 871,903,771 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

GROWLIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
ASSETS		(Audited)

CURRENT ASSETS:
Cash and cash equivalents	$302,623	$1,831,276
Restricted cash	46,400	46,400
Accounts receivable, net of allowance of $0 and $0, respectively	48,670	183,678
Inventory, net	1,769,785	1,253,721
Prepaid expenses	23,387	17,001
Other receivable	-	3,666
Deposits	46,509	46,173
Total current assets	2,237,374	3,381,915

EQUIPMENT, NET	38,474	53,758

OTHER ASSETS
Investment in related party	412,882	1,122,397
Intangible assets, net	407,026	460,300
Goodwill	739,000	739,000

TOTAL ASSETS	$3,834,756	$5,757,370

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade	$1,121,864	$1,095,204
Accrued expenses	465,802	175,603
Deferred revenue	-	30,888
Derivative liability	2,473,849	9,324,000
Related party note payable	-	1,160
Total current liabilities	4,061,515	10,626,855

LONG TERM LIABILITIES:
Convertible notes payable	696,970	974,479

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock - $0.0001 par value, 3,000,000 shares authorized, no shares
issued and outstanding	-	-
Common stock - $0.0001 par value, 3,000,000,000 shares authorized, 830,078,439
and 755,694,870 shares issued and outstanding at 3/31/14 and 12/31/13, respectively	83,009	75,571
Additional paid in capital	75,223,980	17,359,932
Unrealized gain on related party investment	411,722	1,121,237
Accumulated deficit	(76,642,440)	(24,400,704)
Total stockholders' deficit	(923,729)	(5,843,964)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,834,756	$5,757,370

The accompanying notes are an integral part of these condensed consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended,		Six Months Ended,
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

NET REVENUE	$2,256,806	$872,557	$4,639,642	$1,625,625
COST OF GOODS SOLD	1,756,355	684,693	3,619,313	1,196,277
GROSS PROFIT	500,451	187,864	1,020,329	429,348
GENERAL AND ADMINISTRATIVE EXPENSES	1,774,704	1,279,059	4,761,293	2,007,464
OPERATING LOSS	(1,274,253)	(1,091,195)	(3,740,964)	(1,578,116)

OTHER INCOME (EXPENSE):
Change in fair value of derivative	21,196,752	-	(13,310,855)	(169,753)
Loss on extinguishment of debt	-	-	-	(2,750)
Interest expense, net	(690,286)	(275,772)	(35,189,917)	(799,310)
Warrant expense	-	(250,000)	-	(250,000)
Total other income (expense)	20,506,466	(525,772)	(48,500,772)	(1,221,813)

INCOME (LOSS) BEFORE INCOME TAXES	19,232,213	(1,616,967)	(52,241,736)	(2,799,929)

Income taxes - current benefit	-	-	-	-

NET INCOME (LOSS)	$19,232,213	$(1,616,967)	$(52,241,736)	$(2,799,929)

Basic and diluted income (loss) per share	$0.02	$(0.00)	$(0.07)	$(0.01)

Weighted average shares of common stock outstanding- basic and diluted	815,774,163	556,633,753	795,525,268	500,801,583

The accompanying notes are an integral part of these condensed consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended,
	June 30, 2014	June 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(52,241,736)	$(2,799,929)
Adjustments to reconcile net loss to net cash (used in)
operating activities
Depreciation and amortization	19,209	7,585
Amortization of intangible assets	53,274	55,998
Change in inventory reserve	62,711	-
Stock based compensation	580,334	-
Common stock issued for services	1,645,000	827,476
Amortization of debt discount	1,368,345	737,491
Change in fair value of derivative liability	13,310,855	169,753
Expense related to warrant	33,700,000	250,000
Loss on extinguishment of debt	-	2,750
Accrued interest on convertible notes payable	94,619	49,501
Changes in operating assets and liabilities:
Accounts receivable	135,008	(82,047)
Inventory	(578,775)	60,173
Prepaid expenses	(6,386)	(26,624)
Other receivable	3,666	-
Deposits	(336)	-
Other assets	-	(7,414)
Accounts payable	26,660	(80,921)
Accrued expenses	290,199	43,345
Deferred revenue	(30,888)	(14,994)
CASH (USED IN) OPERATING ACTIVITIES	(1,568,241)	(807,857)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid to acquire Rocky Mountain Hydroponics	-	(550,000)
Cash acquired from acquisition of Rocky Mountain Hydroponics	-	(1,398)
Capital expenditures	(3,925)	(2,357)
NET CASH (USED IN) INVESTING ACTIVITIES:	(3,925)	(553,755)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	623,260
Proceeds from the issuance of convertible note	-	156,000
Proceeds from options exercised	44,673	9,000
Payment of notes payable	-	830,000
Proceeds from notes payable - related party	-	25,000
Payments of notes payable	-	(196,508)
Payments of notes payable - related party	(1,160)	-
Procceds from credit line	-	39,177
NET CASH PROVIDED BY FINANCING ACTIVITIES	43,513	1,485,929

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,528,653)	124,317

CASH AND CASH EQUIVALENTS, beginning of period	1,831,276	36,602

CASH AND CASH EQUIVALENTS, end of period	$302,623	$160,919

Supplemental disclosures of cash flow information:
Interest paid	$-	$4,685
Taxes paid	$-	$-

Non-cash investing and financing activities:
6% Senior secured convertible notes and interest converted into common stock	$32,901	$1,168,488
7% Convertible notes and interest converted into common stock	$1,196,325	$-
12% Senior secured convertible notes and interest converted into common stock	$435,608	$800,000
Common stock issued for cashless exercise of options	$278	$-
Fair value of warrants	$-	$250,000
Common stock issued to acquire Rocky Mountain Hydroponics and Evergreen
Garden Center	$-	$275,000
12% Senior secured convertible notes issued to acquire Rocky Mountain
Hydroponics and Evergreen Garden Center	$-	$800,000
Notes payable and interest for Greners acquisition converted into common stock	$-	$156,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION

The Company aims to become the nation’s largest cultivation facility service provider for cultivating organics, herbs and greens and plant-based medicines. Our mission is to best serve more cultivators in the design, build-out and expansion of their facilities with products of high quality, exceptional value and competitive price. Through a nationwide network of local representative, regional centers and its e-Commerce team, GrowLife provides essential goods and services including media (farming soil), industry-leading hydroponics equipment, plant nutrients, and thousands more products to specialty grow operations in seventeen states. GrowLife is headquartered in Seattle, Washington and was founded in 2012 with the Closing of the Agreement and Plan of Merger with SGT Merger Corporation.

The Company’s trades through its wholly owned companies, including SG Technologies, Corp., Phototron, Inc., Business Bloom, Inc. (dba Greners.com), Soja, Inc. (dba Urban Garden Supply), GrowLife Hydroponics, Inc., and GrowLife Productions, Inc. In addition to the promotion and sales of GrowLife owned brands, GrowLife companies distribute and sell over 3,000 products through its on-line distribution channel, Greners.com, our on-line superstore, and through our five retail storefronts. GrowLife and its business units are organized and directed to operate strictly in accordance with all applicable state and federal laws. [Missing Graphic Reference]

Past Merger and Acquisition Transactions

On June 7, 2013, GrowLife Hydroponics completed the purchase of Rocky Mountain Hydroponics, LLC, a Colorado limited liability company (“RMC”), and Evergreen Garden Center, LLC, a Maine limited liability company (“EGC”). The effective date of the purchase was June 7, 2013. The Company purchased all of the assets and liabilities of the RMH and EGC Companies, and their retail hydroponics stores, which are located in Vail and Boulder, Colorado and Portland, Maine. The Company purchased RMC and EGC from Rob Hunt, who was appointed to the then Company’s Board of Directors and President of GrowLife Hydroponics, Inc.

On July 23, 2012, the Company completed the purchase of substantially all of the assets of Donna Klauenburch and Tao Klauenburch related to the online retail business Greners.com.

On October 24, 2012, our wholly owned subsidiary GrowLife Hydroponics, Inc., a Delaware corporation, completed the purchase of all of the shares of Soja, Inc. dba Urban Garden Supplies (the “Urban Garden”) from Richard Melograno, Michael Cook, and Scott Glass (collectively the “UG Sellers”). The Company acquired all of the assets and liabilities of Urban Garden which includes the inventory of the store located at 22516 Ventura Blvd., Woodland Hills, CA 91364.

Agreement and Plan of Merger with SGT Merger Corporation

On March 21, 2012, the Company entered into an Agreement and Plan of Merger with SGT Merger Corporation, a Nevada corporation and the Company’s wholly-owned subsidiary, SG Technologies Corp, a Nevada corporation (“SGT”), Sterling C. Scott, and W-Net Fund I, L.P., a Delaware limited partnership and current holder of the Company’s common stock. The transaction closed on April 5, 2012. At the Closing, (i) The Merger Corporation was merged with and into SGT; (ii) SGT became the Company’s wholly-owned subsidiary; and (iii) all SGT shares of common stock were exchanged for shares of our common stock and shares of a new series of our preferred stock, which was designated Series A Preferred Stock. At the Closing, the Company issued to SGT’s former stockholders 157,000,000 shares of the Company’s common stock and 3,000,000 shares of Series A Preferred Stock in exchange for the 200 shares of SGT’s common stock outstanding immediately prior to the Merger. Sterling C. Scott was appointed to the then Company’s Board of Directors and Chief Executive Officer.

After the Merger, former holders of SGT’s common stock owned in excess of 50% of our fully-diluted shares of common stock, and as a result of certain other factors, including that all members of our executive management are members of SGT’s management, SGT is deemed to be the acquiring company and the Company was deemed to be the legal acquirer for accounting purposes, and the Merger was accounted for as a reverse merger and a recapitalization in accordance with GAAP. The condensed consolidated financial statements of GrowLife and its subsidiaries reflect the historical activity of SGT, and the historical stockholders’ equity of SGT has been retroactively restated for the equivalent number of shares received in the exchange.

Restatement of Previously Issued Unaudited Condensed Financial Statements

In connection with the review of the Form 10-Q for the Company for the three months ended March 31, 2014, management determined that previously issued unaudited consolidated financial statements issued for the three months ended March 31, 2014 contained an error which was non-cash in nature. The Company reviewed the impact of this error and determined that the impact of this error for the three months ended March 31, 2014 consolidated financial statements was material. On June 19, 2014, after review by the Company’s independent registered public accounting firm and legal counsel, the Audit Committee of the Company’s Board of Directors concluded that we should restate our unaudited interim financial statements for the three months ended March 31, 2014 to reflect the correction of the previously identified error in the unaudited consolidated financial statements for this period.

The Company filed Form 10Q/A on June 27, 2014 and restated the consolidated balance sheet as of March 31, 2014, and the consolidated statements of operations and consolidated cash flows for the three months ended March 31, 2014 to reflect the correcting book entry as described below. There was no impact to our actual cash balances as a result of these errors, and these errors do not change net cash flows from financing activities. There was no impact of this error on net cash flows from operating activities.

Transaction with CANX USA LLC

On November 19, 2013, the Company entered into a Joint Venture Agreement with CANX, a Nevada limited liability company.  Under the terms of the Agreement, the Company and CANX formed Organic Growth International, LLC (“OGI”), a Nevada limited liability company, for the purpose of expanding the Company’s operations in its current retail hydroponic businesses and in other synergistic business verticals and facilitate additional funding for commercially financeable transactions of up to $40,000,000.  In connection with closing of the Agreement, CANX agreed to provide a commitment to provide funding in the amount of $1,300,000 for a GrowLife Infrastructure Funding Technology program transaction and provide additional funding of $1,000,000 under a 7% Convertible Note instrument. The Company initially owns a non-dilutive forty five percent (45%) share of OGI and the Company may acquire a controlling share of OGI as provided in the Agreement.

In accordance with the Agreement, the Company and CANX entered into a Warrant Agreement whereby the Company delivered to CANX or its assignees a warrant to purchase 140,000,000 shares of the Company common stock at a maximum strike price of $0.033 per share. This transaction was properly recorded in the Company’s 2013 audited consolidated financial statements.

In accordance with the Agreement, the Company was required to deliver to CANX or its assignees an additional warrant to purchase 100,000,000 shares of the Company’s common stock at a maximum strike price of $0.033 per share. The warrant was earned by CANX upon completion of the Company’s increase in the number of authorized common shares from 1 billion to 3 billion shares. This increase in authorized shares was effective with the shareholder approval on February 7, 2014.  This warrant was not booked at March 31, 2014.

After a detailed review of the facts, the Company concluded that the warrant to purchase 100,000,000 shares of the Company’s common stock was earned as of February 7, 2014, and should have been recorded in the consolidated financial statements for the three months ended March 31, 2014.

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

Suspension of Trading of the Company’s Securities

On April 10, 2014, the Company received notice from the SEC that trading of the Company’s common stock on the OTCBB was to be suspended from April 10, 2014 through April 24, 2014. The SEC issued its order pursuant to Section 12(k) of the Securities Exchange Act of 1934. According to the notice received by us from the SEC: “It appears to the Securities and Exchange Commission that the public interest and the protection of investors require a suspension of trading in the securities of GrowLife, Inc. because of concerns regarding the accuracy and adequacy of information in the marketplace and potentially manipulative transactions in GrowLife’s common stock.” The Company has not received notice from the SEC that it is being formally investigated. On April 25, 2014, shares of the Company’s common stock resumed trading on the “grey sheets” and are not formally quoted or listed on any stock exchange at this time.

NOTE 2 –	GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $21,380,138 and $2,186,304 for the years ended December 31, 2013 and 2012, respectively. Our net cash used in operating activities was $1,791,074 for the year ended December 31, 2013.

The Company anticipates that it will record losses from operations for the foreseeable future. As of June 30, 2014, our accumulated deficit was $76,642,440.  The Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements during this period primarily through the recurring issuance of convertible notes payable and advances from a related party. The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2013 and filed with the SEC on March 31, 2014 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES: ADOPTION OF ACCOUNTING STANDARDS

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated. The preparation of these unaudited condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”).

The unaudited condensed consolidated financial statements of the Company and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. Such adjustments are of a normal, recurring nature. The Condensed Consolidated Financial Statements, and the accompanying notes, are prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and do not contain certain information included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The interim Condensed Consolidated Financial Statements should be read in conjunction with that Annual Report on Form 10-K. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

Principles of Consolidation - The condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. Inter-Company items and transactions have been eliminated in consolidation.

Cash and Cash Equivalents - The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.

Accounts Receivable and Revenue - Revenue is recognized on the sale of a product when the product is shipped, which is when the risk of loss transfers to our customers, the fee is fixed and determinable, and collection of the sale is reasonably assured. A product is not shipped without an order from the customer and the completion of credit acceptance procedures. The majority of our sales are cash or credit card; however, we occasionally extend terms to our customers. Accounts receivable are reviewed periodically for collectability.

Inventories - Inventories are recorded on a first in first out basis. Inventory consists of raw materials, purchased finished goods and components held for resale. Inventory is valued at the lower of cost or market. The reserve for inventory was $153,436 and $90,725 at June 30, 2014 and December 31, 2013, respectively.

Property and Equipment - Property and equipment are stated at cost. Assets acquired held under capital leases are initially recorded at the lower of the present value of the minimum lease payments discounted at the implicit interest rate (35% for assets currently held under capital lease) or the fair value of the asset. Major improvements and betterments are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over an estimated useful life of five years. Assets acquired under capital lease are depreciated over the lesser of the useful life or the lease term. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the condensed consolidated statements of operations.

Goodwill and Intangible Assets - The Company evaluates the carrying value of goodwill, intangible assets, and long-lived assets during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, (3) an adverse action or assessment by a regulator, (4) continued losses from operations, (5) continued negative cash flows from operations, and (6) the suspension of trading of the Company’s securities. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill.

The Company amortizes the cost of other intangible assets over their estimated useful lives, which range up to ten years, unless such lives are deemed indefinite. Intangible assets with indefinite lives are tested in the fourth quarter of each fiscal year for impairment, or more often if indicators warrant.

Equity Investments - We classify all highly-liquid investments with stated maturities of greater than three months from the date of purchase and remaining maturities of less than one year as short-term investments. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such investments are viewed as being available to support current operations. We classify and account for short-term investments as available-for-sale and reflect realized gains and losses using the specific identification method. Changes in market value, if any, excluding other-than-temporary impairments, are reflected under stockholders’ deficit as unrealized gain/loss on related party investment.

Long Lived Assets – The Company reviews its long-lived assets for impairment annually or when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value (less the projected cost associated with selling the asset). To the extent carrying values exceed fair values, an impairment loss is recognized in operating results.

Fair Value Measurements and Financial Instruments - ASC Topic 820 defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

Derivative financial instruments -The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

As of December 31, 2013, the Company had outstanding unsecured 7% convertible notes for $1,850,000 that the Company determined were a derivative liability due to the “reset” clause associated with the note’s conversion price. The Company had valued the derivative liability of these notes at $9,324,000 using the Black-Scholes-Merton option pricing model.

As of June 30, 2014, the Company had outstanding unsecured 7% convertible notes for $625,000 that the Company determined were a derivative liability due to the “reset” clause associated with the note’s conversion price. The Company valued the derivative liability of these notes at $2,473,849 using the Black-Scholes-Merton option pricing model.

Sales Returns - We allow customers to return defective products when they meet certain established criteria as outlined in our sales terms and conditions. It is our practice to regularly review and revise, when deemed necessary, our estimates of sales returns, which are based primarily on actual historical return rates. We record estimated sales returns as reductions to sales, cost of goods sold, and accounts receivable and an increase to inventory. Returned products which are recorded as inventory are valued based upon the amount we expect to realize upon its subsequent disposition. As of June 30, 2014 and December 31, 2013, there was no reserve for sales returns, which are minimal based upon our historical experience.

Warranty Costs - Estimated future warranty obligations related to certain products are provided by charges to operations in the period in which the related revenue is recognized. Estimates are based, in part, on historical experience. During the year ended December 31, 2012 we negotiated a $46,000 credit with one of our vendors for future expected warranty repairs to defective units. This amount was to be used to offset expected repairs in future periods. As of June 30, 2014, the Company had utilized the entire $46,000 credit and had concluded its business relationship with this particular vendor.

Shipping and Handling Fees and Cost - For the six months ended June 30, 2014 and 2013, shipping and handling fees billed to customers totaled $97,861 and $136,829, respectively, and were included in revenue.

Stock Based Compensation - The Company has share-based compensation plans under which employees, consultants, suppliers and directors may be granted restricted stock, as well as options and warrants to purchase shares of Company common stock at the fair market value at the time of grant. Stock-based compensation cost to employees is measured by the Company at the grant date, based on the fair value of the award, over the requisite service period under ASC 718. For options issued to employees, the Company recognizes stock compensation costs utilizing the fair value methodology over the related period of benefit.  Grants of stock to non-employees and other parties are accounted for in accordance with the ASC 505.

Advertising Costs - Advertising costs are expensed as incurred and are recorded in general and administrative expenses. For the six months ended June 30, 2014 and 2013, advertising costs of $106,254 and 118,638, respectively, were included in general and administrative expenses.

Net Income (Loss) Per Share - Under the provisions of ASC 260, “Earnings per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The common stock equivalents have not been included as they are anti-dilutive. As of June 30, 2014, there were stock options outstanding for the purchase of 43,000,000 common shares, warrants for the purchase of 265,000,000 common shares, 98,338,771 shares related to convertible debt and 2,050,000 of shares to be issued under employment agreements which could potentially dilute future earnings per share.  As of June 30, 2013, there were stock options outstanding for the purchase of 2,351,187 common shares, warrants for the purchase of 5,000,000 common shares and 127,603,257 shares related to convertible debt which could potentially dilute future earnings per share.

Dividend Policy - The Company has never paid any cash dividends and intends, for the foreseeable future, to retain any future earnings for the development of our business. Our future dividend policy will be determined by the board of directors on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities.

Use of Estimates - In preparing these unaudited condensed interim consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates and assumptions included in our condensed consolidated financial statements relate to the valuation of long-lived assets, estimates of sales returns, inventory reserves and accruals for potential liabilities, and valuation assumptions related to derivative liability, equity instruments and share based compensation.

Recent Accounting Pronouncements

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

NOTE 4 – PURCHASE – ROCKY MOUNTAIN HYDROPONICS and EVERGREEN GARDEN CENTER

On June 7, 2013, GrowLife Hydroponics completed the purchase of Rocky Mountain Hydroponics, LLC, a Colorado limited liability company (“RMC”), and Evergreen Garden Center, LLC, a Maine limited liability company (“EGC”). The effective date of the purchase was June 7, 2013. The purchase included all of the assets and liabilities of the RMH and EGC Companies, and their retail hydroponics stores, which are located in Vail and Boulder, Colorado and Portland, Maine. The Company purchased RMC and EGC from Rob Hunt, who was appointed to the Company’s Board of Directors and was appointed President of GrowLife Hydroponics, Inc.

The Company paid the former owners of the RMH and EGC Companies $550,000 in cash, $800,000 in 12% Secured Convertible Notes, and $275,000 (7,857,141 shares at $0.035/share) in shares of the Company’s common stock.

The purchase price was allocated to specific identifiable tangible and intangible assets at their fair value at the date of the purchase in accordance with Accounting Standards Codification 805, “Business Combinations”, as follows:

Allocation	$
Assets	$907,614
Intangible assets	366,000
Goodwill	739,000
Total	2,012,614
Less fair value of liabilities	(387,614)
Purchase price	$1,625,000

The Company is amortizing the $366,000 of intangible assets at the rate of $6,100 per month over 5 years, with the Company recording $36,600 of non-cash amortization expense related to these intangible assets during the six months ended June 30, 2014.

The Company consolidated the results from operations from June 7, 2013. The following are unaudited pro-forma results of operations as if the acquisition had occurred on January 1, 2013 for the period ending June 7, 2013:

	Six Months Ended June 30, 2013,
		RMH/ EGC	Combined
	As Reported	As Reported	Pro-Forma

Net revenue	$1,625,625	$1,635,143	$3,260,768

Cost of goods sold	1,196,277	1,127,113	2,323,390

Gross profit	429,348	508,030	937,378

General and administrative	2,007,464	475,839	2,483,303

Loss from operations	(1,578,116)	32,191	(1,545,925)

Other income (expense):
Warrant expense	(250,000)	-	(250,000)
Loss on extinguishment of debt	(2,750)	-	(2,750)
Change in fair value of derivative	(169,753)	-	(169,753)
Interest expense, net	(799,310)	-	(799,310)

Net loss	$(2,799,929)	$32,191	$(2,767,738)

Net loss per share - (basic and diluted)	$(0.01)	$0.00	$(0.01)

Weighted average shares outstanding - (basic and diluted)	500,801,583	6,815,310	507,616,893

NOTE 5 – TRANSACTIONS WITH CANX USA, LLC AND LOGIC WORKS LLC

On July 10, 2014, the Company closed a Waiver and Modification Agreement, Amended and Restated Joint Venture Agreement, Secured Credit Facility and Secured Convertible Note with CANX, and Logic Works LLC, a lender and shareholder of the Company. The Agreements require the filing of a registration statement on Form S-1 within 10 days of the filing of the Company’s Form 10-Q for the period ended June 30, 2014.

Previously, the Company entered into a Joint Venture Agreement with CANX USA LLC, a Nevada limited liability company.  Under the terms of the Joint Venture Agreement, the Company and CANX formed Organic Growth International, LLC (“OGI”), a Nevada limited liability company, for the purpose of expanding the Company’s operations in its current retail hydroponic businesses and in other synergistic business verticals and facilitating additional funding for commercially financeable transactions of up to $40,000,000.  In connection with the closing of the Agreement, CANX agreed to provide a commitment for funding in the amount of $1,300,000 for a GrowLife Infrastructure Funding Technology program transaction and provided additional funding under a 7% Convertible Note instrument for $1,000,000, including $500,000 each from Logic Works and China West III Investments LLC, entities that affiliated with CANX but operate as separate legal entities. The Company initially owned a non-dilutive forty five percent (45%) share of OGI and the Company may acquire a controlling share of OGI as provided in the Joint Venture Agreement. In accordance with the Joint Venture Agreement, the Company and CANX entered into a Warrant Agreement whereby the Company delivered to CANX a warrant to purchase 140,000,000 shares of the Company common stock at a maximum strike price of $0.033 per share. Also in accordance with the Joint Venture Agreement, the Company issued an additional warrant to purchase 100,000,000 shares of the Company’s common stock at a maximum strike price of $0.033 per share on February 7, 2014.

On April 10, 2014, as a result of the suspension in the trading of the Company’s securities, the Company went into default on its 7% Convertible Notes Payable for $500,000 each from Logic Works and China West III. As a result, the Company accrued interest on these notes at the default rate of 24% per annum. Furthermore, as a result of being in default on these notes, the Holders may, at their sole discretion, call these notes.

Waiver and Modification Agreement

The Company entered into a Waiver and Modification Agreement dated June 25, 2014 with Logic Works LLC whereby the 7% Convertible Note with Logic Works dated December 20, 2013 was modified to provide for (i) a waiver of the default under the 7% Convertible Note; (ii) a conversion price which is the lesser of (A) $0.025 or (B) twenty percent (20%) of the average of the three (3) lowest daily VWAPs occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable Conversion Date on which the Holder elects to convert all or part of this Note; (iii) the filing of a registration statement on Form S-1 within 10 days of the filing of the Company’s Form 10-Q for the period ended June 30, 2014; and (iv) continuing interest of 24% per annum. China West III converted its Note into common stock on June 4, 2014.

Amended and Restated Joint Venture Agreement

The Company entered into an Amended and Restated Joint Venture Agreement dated July 1, 2014 with CANX whereby the Joint Venture Agreement dated November 19, 2013 was modified to provide for (i)  up to $12,000,000 in conditional financing subject to review by GrowLife and approval by OGI for business growth development opportunities in the legal cannabis industry for up to six months, subject to extension; (ii) up to $10,000,000 in working capital loans, with each loaning requiring approval in advance by CANX;  (iii) confirmed that the five year warrants, subject to extension, at $0.033 per share for the purchase of 140,000,000 and 100,000,000 were fully earned and were not considered compensation for tax purposes by the Company; (iv) granted CANX five year warrants, subject to extension, to purchase 300,000,000 shares of common stock at the fair market price of $0.033 per share as determined by an independent appraisal; (v) warrants as defined in the Agreement related to the achievement of OGI milestones; (vi) a four year term, subject to adjustment and (vi) the filing of a registration statement on Form S-1 within 10 days of the filing of the Company’s Form 10-Q for the period ended June 30, 2014.

Secured Convertible Note and Secured Credit Facility

The Company entered into a Secured Convertible Note and Secured Credit Facility dated June 25, 2014 with Logic Works whereby Logic Works agreed to provide up to $500,000 in funding. Each funding requires approval in advance by Logic Works, provides for interest at 6% with a default interest of 24% per annum and requires repayment by June 26, 2016. The Note is convertible into common stock of the Company at the lesser of $0.0070 or (B) twenty percent (20%) of the average of the three (3) lowest daily VWAPs occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable conversion date on which Logic Works elects to convert all or part of this 6% Convertible Note, subject to adjustment as provided in the Note. The 6% Convertible Note is collateralized by the assets of the Company. The Company also has agreed to file a registration statement on Form S-1 within 10 days of the filing of the Company’s Form 10-Q for the three months ended June 30, 2014 and have the registration statement declared effective within ninety days of the filing of the Company’s Form 10-Q for the three months ended June 30, 2014. Logic Works advanced and the Company recorded as accrued liabilities $250,000 on June 25, 2014. On July 10, 2014, the Company closed a Waiver and Modification Agreement, Amended and Restated Joint Venture Agreement, Secured Credit Facility and Secured Convertible Note with CANX, and Logic Works LLC, a lender and shareholder of the Company.

OGI was incorporated on January 7, 2014 in the State of Nevada and had no business activities during the six months ended June 30, 2014.

NOTE 6 – TERMINATED AGREEMENTS WITH WISE PHOENIX, LLC AND AJOA HOLDINGS, LLC RELATED TO CEN BIOTECH, INC. AND R.X.B.N. INC.

On January 24, 2014, the Company executed an Interest Purchase Agreement (“IPA”) whereby Wise Phoenix LLC, a Nevada limited liability company (“WP”), and AJOA Holdings, LLC, a Nevada limited liability company (“AJOA”) (WP and AJOA may be collective referred to as “Sellers”), sold to OGI, 25% of the fully diluted outstanding equity of CEN Biotech, Inc., a corporation organized under the laws of Canada (“CEN”). The Company was obligated to issue shares of common stock to the Sellers. CEN, under the authority and inspection of the Canadian authorities, has been authorized to build a medical marijuana growing facility in Canada, which could produce as much as 1.3 million pounds of dried marijuana annually. CEN has not yet received approval to grow, harvest, or sell medical marijuana.

On January 24, 2014, the Company entered into a Shareholder Agreement with the shareholders of CEN. The Shareholder Agreement contemplated OGI’s assignment of the 25% equity interest in CEN to the Company and therefore notes that the Company has a 25% interest. The Company, AJOA, WP, Creative Edge Nutrition, Inc., and one individual, collectively representing 93% percent ownership of CEN, have signed the Shareholder Agreement as of January 24, 2014, as well as CEN itself. Another eight individuals representing the remaining 7% were expected to sign the Shareholder Agreement.

On January 24, 2014, OGI entered into a Master Equipment, Procurement and Services Agreement (“RXNB MEPS”) with RXNB dictating that the legal cannabis growing needs of WP, AJOA, and RXNB shall generally be supplied by the Company, so long as specification, price, and quality are substantially equal.

On April 10, 2014, the Company received notice from both R.X.N.B., Inc. and CEN Biotech, Inc. that both companies were rescinding and/or voiding their respective Interest Purchase Agreements with the Company because the SEC had suspended the Company’s trading in securities due to potential issues of accuracy and adequacy of information in the marketplace. There were no penalties related to the rescinding of the Agreements.

NOTE 7 – INVENTORY

Inventory as of June 30, 2014 and December 31, 2013 consists of the following:

	June 30, 2014	December 31, 2013
	(Unaudited)	(Audited)

Raw materials	$103,436	$94,681
Finished goods	1,819,785	1,028,037
Inventory in transit	-	221,728
Inventory reserve	(153,436)	(90,725)
Total	$1,769,785	$1,253,721

Raw materials relate to Phototron inventory, which is assembled into finished units that are shipped to the Company’s customers. Finished goods inventory relates Phototron inventory and product at the Company’s retail stores, which is product purchased from distributors, and in some cases directly from the manufacturer, and resold at our stores. Inventory in transit relates to product purchased by the Company but which had not been received as of June 30, 2014.

The Company reviews its inventory on a periodic basis to identify products that are slow moving and/or obsolete, and if such products are identified, the Company records the appropriate inventory impairment charge at such time.

NOTE 8 – PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2014 and December 31, 2013 consists of the following:

	June 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)

Machines and equipment	$63,172	$63,172
Furniture and fixtures	49,787	49,787
Computer equipment	52,304	52,304
Leasehold improvements	56,965	53,040
Total property and equipment	222,228	218,303
Less accumulated depreciation and amortization	(183,754)	(164,545)
Net property and equipment	$38,474	$53,758

Fixed assets, net of accumulated depreciation, were $38,474 and $53,758 as of June 30, 2014 and December 31, 2013, respectively. Accumulated depreciation was $183,754 and $164,545 as of June 30, 2014 and December 31, 2013, respectively. Total depreciation expense was $19,209 and $7,585 for the six months ended June 30, 2014 and 2013, respectively. All equipment is used for selling, general and administrative purposes and accordingly all depreciation is classified in selling, general and administrative expenses.

NOTE 9 – INVESTMENT IN VAPE HOLDINGS, INC.

In May 2013, the Company made an investment in the amount of $1,160 in Vape Holdings, Inc., a Nevada corporation and received 200,428 shares.

Sterling Scott, the Company’s then Chief Executive Officer, owned 257,320 shares of Vape’s common stock. Furthermore, the former President of GrowLife, Inc. is currently the Chief Executive Officer of Vape. As a result of Mr. Scott’s ownership of Vape common stock, the Company has deemed Vape to be a related party and therefore has recorded its investment in Vape as an “Investment in a related party” on its balance sheet.

The value of the Company’s investment in Vape as of December 31, 2013 was $5.60 per share, or $1,122,397. As of June 30, 2014, the Company’s investment in Vape was valued at $412,882. The Company recorded the $709,515 loss in the value of its investment in Vape by decreasing its “Investment in a related party” balance sheet account while also recording a corresponding decrease to “Unrealized loss on investment in a related party” in the Stockholders’ deficit section of the Company’s balance sheet.

As of the date of this filing, the Company owns 200,428 shares of Vape’s common stock.

NOTE 10 – INTANGIBLE ASSETS

Intangible assets as of June 30, 2014 consisted of the following:

	Estimated
Intangible Assets:	Useful Lives	Cost	Accumulated Amortization	Net Book Value
RMH/EGC acquisition- customer contracts	5 years	$ 366,000	$ (79,300)	$ 286,700
Greners acquisition- customer contracts	5 years	230,000	(113,274)	116,726
Phototron acquisition- customer contracts	5 years	215,000	(215,000)	-
Soja, Inc. (Urban Garden Supply) acquisition- customer contracts	5 years	60,000	(60,000)	-
Trademarks		3,600	-	3,600
Total intangible assets		$ 874,600	$ (467,574)	$ 407,026

Total amortization expense was $53,274 and $55,998 for the six months ended June 30, 2014 and 2013, respectively.

The fair value of the assets acquired detailed above, estimated by using a discounted cash flow approach based on future economic benefits associated with agreements with customers, or through expected continued business activities with its customers. In summary, the estimate was based on a projected income approach and related discounted cash flows over five years, with applicable risk factors assigned to assumptions in the forecasted results.

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

As of December 31, 2013, the Company had outstanding 7% convertible notes for $1,850,000 that the Company determined were a derivative liability due to the “reset” clause associated with the note’s conversion price. The Company had valued the derivative liability of these notes at $9,324,000 using the Black-Scholes-Merton option pricing model.

As of June 30, 2014, the Company had outstanding 7% convertible notes for $625,000 that the Company determined were a derivative liability due to the “reset” clause associated with the note’s conversion price. The Company valued the derivative liability of these notes at $2,473,849 using the Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions (i) dividend yield of 0%; (ii) expected volatility of 177%; (iii) risk free rate of 0.03%, (iv) stock price of $0.11, (v) per share conversion price of $0.025, and (vi) expected term of 11 months, as the Company estimates that these notes will be converted by December 31, 2014.

The risk-free rate of return reflects the interest rate for the United States Treasury Note with similar time-to-maturity to that of the warrants.

Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	June 30, 2014

Liabilities:
Derivative Instruments - Warrants	$ -	$ 2,473,849	$ -	$ 2,473,849

Total	$ -	$ 2,473,849	$ -	$ 2,473,849

For the six months ended June 30, 2014, the Company recorded a non-cash loss of $13,310,855 related to the “change in fair value of derivative” expense, all of which was related to its 7% convertible notes.

NOTE 12 – RELATED PARTY TRANSACTIONS

In May 2013, the family of Sterling Scott, the Company’s former Chief Executive Officer, wired $1,160 on behalf of the Company to Vape Holdings, Inc. in relation to the purchase, by the Company, of shares of Vape’s common stock. The amount and accrued interest of $1,242 was paid on June 10, 2014.

Sterling Scott advanced various amounts to the Company. As of December 31, 2011, the amount due the CEO was $183,103, and additional advances of $98,897 were made to the Company through April 5, 2012. On April 5, 2012, the CEO converted $282,000 of these advances into a 6% senior convertible note. Mr. Scott made further advances during the year ended December 31, 2012 which were converted into the 6% senior convertible note. As of December 31, 2013, total amount owed to Mr. Scott was $453,932, which consisted of $413,680 in principal and $40,252 in accrued interest. As of June 30, 2014, the outstanding principal balance on Mr. Scott’s 6% convertible note was $413,680 with accrued and interest totaling $58,137. Per the terms of the 6% convertible note, the principal and interest can be converted into shares of the Company’s common stock at a per share conversion price of $0.007 or 67,402,429 shares of the Company’s common stock as of June 30, 2014.

On February 26, 2014, the Company engaged Jeff Giarraputo, who is currently a member of the Company’s Board of Directors, as an advisor to the Company for six (6) months, effective as of February 15, 2014. The scope of the work to be performed by Mr. Giarraputo was to provide marketing, business development, and general management to the Company as related to the cannabis industry. As compensation for these services, the Company, pending approval by its Board of Directors, was expected to grant Mr. Giarraputo a stock option to purchase 2,000,000 shares of the Company’s common stock at $0.31 per share, which represents the 30-day trailing average of the Company’s common stock. All shares subject to the option will vest over a 6-month period beginning on the date of engagement and are subject to the terms and conditions of the Company’s 2011 Stock Incentive Plan including vesting requirements. On August 19, 2014, the Parties cancelled this Agreement.

NOTE 13 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable as of June 30, 2014 consists of the following:

				Balance
		Accrued	Debt	As of
	Principal	Interest	Discount	June 30, 2014
6% Senior secured convertible notes	$ 438,680	$ 62,275	$ (54,279)	$ 446,676
7% Convertible notes ($850,000)	125,000	6,740	(78,135)	53,605
7% Convertible notes ($1,000,000)	500,000	37,603	(340,914)	196,689
	$ 1,063,680	$ 106,618	$ (473,328)	$ 696,970

On April 10, 2014, as a result of the SEC suspension in the trading of our securities, the Company went into default on its 6% Senior Secured Convertible Notes Payable and 7% Convertible Notes Payable. As a result, the Company accrued interest on these notes at the default rate of 12% and 24% per annum, respectively. Furthermore, as a result of being in default on these notes, the Holders could, at their sole discretion, call these notes. Although no such action has been taken by the Holders, the Company classified these notes as a current liability rather than long-term debt as of March 31, 2014.

During July 2014, the Company reached settlement agreements with the holders of the 7% Convertible Notes Payable and the Company is not in default under any of our convertible notes payable. The Company is accruing interest at the interest rate in the settlement agreements.

6% SENIOR SECURED CONVERTIBLE NOTES PAYABLE

On September 28, 2012, the Company entered into an Amendment and Exchange Agreement (“Exchange Agreement”) with W-Net, Europa International, Inc., Sterling Scott, Robert Shapiro, Lauri Bilawa, Carla Badaracco and Forglen, LLC. The Exchange Agreement provided for the issuance of new 6% Senior Secured Convertible Notes that replaced the 6% Senior Secured Convertible Notes that were previously issued during 2012. The 6% Notes accrue interest at the rate of 6% per annum and have a maturity date of April 15, 2015. No cash payments are required; however, accrued interest is due at maturity. In the event of a default the Investors may declare the entire principal and accrued interest to be due and payable. Default interest will accrue at the rate of 12% per annum. The 6% Notes were secured by substantially all of the assets of the Company and are convertible into common stock at the rate of $0.007 per share. The Company has determined that the conversion feature is considered a beneficial conversion feature and determined its value to be $102,096 as of December 31, 2013, which the Company recorded as a debt discount to the 6% Notes. As of December 31, 2013 the Company owed principal of $468,680 and accrued interest of $46,196 on these 6% Notes.

On January 3, 2014, Carla Badaracco converted $30,000 of principal and $2,901 of accrued and unpaid interest into 4,700,196 shares of the Company’s common stock at a per share conversion price of $0.007. Upon conversion of the $30,000 of principal, the Company recorded $6,535 of non-cash interest expense to fully amortize the remaining debt discount associated with the $30,000 of principal that was converted on January 3, 2014.

The Company recorded the conversion feature related to the beneficial conversion feature of $62,275. As of June 30, 2014, the Company owed principal of $438,680 and accrued interest of $62,275 on these 6% Notes. The Company recorded $13,192 of interest expense and $29,863 of non-cash interest expense related to the amortizing of its related debt discount during the six months ended June 30, 2014. The Company accrued interest on these notes at the default rate of 12% from April 10, 2014.

7% CONVERTIBLE NOTES PAYABLE

On October 11, 2013, the Company issued 7% Convertible Notes in the aggregate amount of $850,000 to Europa International, Inc., Myli Burger, Adam Liebross and Forglen LLC. The original principal balance is due September 30, 2015 and the annual rate of interest is 7%, which increases to 24% per annum, or the maximum rate permitted under any applicable law, in the event of default.  Subject to certain limitations, the Holders can, at its sole discretion, convert the outstanding and unpaid principal and interest into shares of the Company’s common stock. The conversion price for the period of time from the date of this 7% Note through and including September 30, 2014 is the lesser of (a) $0.025 per share and (b) seventy percent (70%) of the average of the three (3) lowest daily volume weighted average closing prices occurring during the twenty (20) consecutive trading days immediately preceding the applicable conversion date on which the Holder elects to convert all or part of this 7% Note, subject to adjustment as provided in this 7% Note. The conversion price is $0.025 per share for the period of October 1, 2014 through the maturity date of September 30, 2015, subject to adjustment as provided in this 7% Note. At any time after the 12-month period immediately following the date of this 7% Note, the Company has the option to pre-pay the entire outstanding principal amount of this 7% Note by paying to the Holder an amount equal to one hundred and fifty percent (150%) of the principal and interest then outstanding. The Company’s obligations under this 7% Note will accelerate upon a bankruptcy event with respect to the Company or any subsidiary, any default in the Company’s payment obligations under this 7% Note, the Company’s failure to issue shares of its common stock in connection with a conversion of this 7% Note, the Company’s or any subsidiary’s breach of any provision of any agreement providing for indebtedness of the Company or such subsidiary in an amount exceeding $100,000, the common stock of the Company being suspended or delisted from trading on the Over the Counter Bulletin Board (the “Primary Market”) market and the OTCQB, the Company losing its status as “DTC Eligible” or the Company becoming late or delinquent in its filing requirements with the Securities and Exchange Commission. Upon any such acceleration of this 7% Note, the Company shall be obligated to pay an amount equal to the greater of (i) one hundred and twenty percent (120%) of the outstanding principal of this 7% Note (plus all accrued but unpaid interest) and (ii) the product of (a) the highest closing price for the Company’s common stock for the five (5) days on which the Primary Market is open for business immediately preceding such acceleration and (b) a fraction, the numerator of which is the outstanding principal of this 7% Note, and the denominator of which is the applicable conversion price as of the date of determination.

During July 2014, the Company reached settlement agreements with the holders of the 7% Convertible Notes Payable and the Company is not in default under any of our convertible notes payable. We continue to accrue interest at the interest rate in the settlement agreements.

Due to the “reset” clause in these 7% Notes relating to the conversion price, the Company determined that the conversion feature is considered a beneficial conversion feature and thereby creates a derivative. On the date of issuance of the $850,000 of 7% convertible notes, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions; (i) dividend yield of 0%; (ii) expected volatility of 25.09%; (iii) risk free rate of 0.23%, (iv) expected term of 1 year, (v) market value share price of $0.063, and (vi) per share conversion price of $0.025. Based upon this model, the Company determined an initial derivative liability value of $1,292,000, which it recorded as a derivative liability as of the date of issuance while also recording a $442,000 non-cash interest expense and an $850,000 debt discount on its balance sheet in relation to the bifurcation of the embedded conversion options  of these notes.

On December 20, 2013, the Company issued 7% Convertible Notes for $1,000,000, including $500,000 each from Logic Works and China West III Investments LLC. As previously stated, due to the “reset” clause in these 7% Notes relating to the conversion price, the Company has determined that the conversion feature is considered a beneficial conversion feature and thereby creates a derivative. On the date of issuance of the $1,000,000 of 7% convertible notes, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions; (i) dividend yield of 0%; (ii) expected volatility of 45.04%; (iii) risk free rate of 0.02%, (iv) expected term of 1 year, (v) market value share price of $0.14, and (vi) per share conversion price of $0.025. Based upon this model, the Company determined an initial derivative liability value of $4,600,000, which it recorded as a derivative liability as of the date of issuance while also recording a $3,600,000 non-cash interest expense and an $1,000,000 debt discount on its balance sheet in relation to the bifurcation of the embedded conversion options  of these notes.

At December 31, 2013, the outstanding principal balance on these 7% convertible notes was $1,850,000, the accrued and unpaid interest totaled $15,668, and the related debt discount totaled $1,698,292, for a net value of $167,376.

On March 7, 2014, the Company issued 2,000,000 shares of its common stock to Adam Liebross related to the conversion of $50,000 of principal at a per share conversion price of $0.025 of the Company’s 7% Convertible Notes Payable. Upon the conversion of the $50,000, the Company recorded $39,583 of non-cash interest expense to fully amortize the remaining portion of the debt discount related to the $50,000 of principal.

On March 18, 2014, the Company issued 22,727,668 shares of its common stock to Adam Liebross (8,300,260 shares), Myli Burger Holdings LLC (4,122,248 shares) and Europa International Inc. (10,304,800 shares) related to the total conversion of $550,000 of principal and $18,192 of accrued and interest at a per share conversion price of $0.025 of the Company’s 7% Convertible Notes Payable. Upon the conversion of the $550,000, the Company recorded $435,412 of non-cash interest expense to fully amortize the remaining portion of the debt discount related to the $550,000 of principal.

On April 9, 2014, the Company issued 5,347,032 shares of its common stock to Forglen LLC related to the conversion of  $125,000 of principal and $8,676 of accrued interest at a per share conversion price of $0.025 of the Company’s 7% Convertible Notes Payable. Upon the conversion of the $125,000, the Company recorded $197,915 of non-cash interest expense to fully amortize the remaining portion of the debt discount related to the $125,000 of principal.

On June 4, 2014, the Company issued 20,640,548 shares of the Company’s common stock to China West III Investments LLC related to the conversion of $500,000 of principal and $16,014 of accrued interest at a per share conversion price of $0.033 of the Company’s 7% Convertible Notes Payable. Upon the conversion of the $500,000, the Company recorded $363,640 of non-cash interest expense to fully amortize the remaining portion of the debt discount related to the $500,000 of principal.

During the six months ended June 30, 2014, the Company recorded interest expense of $71,556 and $1,279,242 of non-cash interest expense related to the amortization of the debt discount associated with these 7% convertible notes, respectively. As of June 30, 2014, the outstanding principal on these 7% convertible notes was $625,000, accrued interest was $44,343, and unamortized debt discount was $419,049, which results in a net amount of $250,294.

12% SENIOR SECURED CONVERTIBLE NOTES PAYABLE

On June 7, 2013, the Company issued $800,000 of 12% Senior Secured Convertible Notes to the former owners of RMH/EGC. These 12% Convertible Notes have a two year term, with the expiration date of June 8, 2015. The 12% Convertible Notes are secured by substantially all of the Company’s assets.  Interest accrues daily on the outstanding principal amount at an annual rate of 12%. The holders of the 12% Convertible Notes can, at their sole discretion, convert any or all of the outstanding principal and accrued and unpaid interest into shares of the Company’s common stock. The conversion price was $0.035 per share, which was subject to adjustment in the event of any stock splits, stock dividends, and similar events. In the event of a default by the Company, the outstanding principal amount of these 12% Convertible Notes, plus accrued interest, liquidated damages and other amounts owing in respect thereof through the date of acceleration, shall become, at the holder’s sole discretion, immediately due and payable in cash. In addition, in the event of a default, the rate of interest will increase to 18% and will be calculated in the same manner described above.

At December 31, 2013, the outstanding principal balance on these 12% convertible notes was $408,000 with accrued interest totaling $27,608, for a total amount owed of $435,608. On the date these notes were issued, it was determined that there was a beneficial conversion feature valued at $0.005 per share, or $114,285 in the aggregate, which was recorded as a debt discount. As of December 31, 2013, the unamortized debt discount related to these 12% convertible notes was $41,825.

On January 31, 2014, the Company issued 12,562,518 shares of its common stock related to the conversion of $408,000 of principal and $31,688 of accrued interest at a per share conversion price of $0.035 of the Company’s 12% Senior Secured Convertible Notes Payable. During the three month period ended March 31, 2014, the Company recorded $4,080 of interest expense and $41,825 of non-cash interest expense related to the amortization of the $41,285 of debt discount. As of March 31, 2014, these 12% convertible notes had been satisfied in full and all related debt discount had been fully amortized as non-cash interest expense.

NOTE 14 – EQUITY

Common Stock

Unless otherwise indicated, all of the following sales or issuances of Company securities were conducted under the exemption from registration as provided under Section 4(2) of the Securities Act of 1933 (and also qualified for exemption under 4(5), formerly 4(6) of the Securities Act of 1933, except as noted below). All of the shares issued were issued in transactions not involving a public offering, are considered to be restricted stock as defined in Rule 144 promulgated under the Securities Act of 1933 and stock certificates issued with respect thereto bear legends to that effect.

On January 3, 2014, the Company issued 4,700,196 shares of its common stock to Carla Badaracco related to the conversion of $30,000 of principal and $2,901 of accrued interest at a per share conversion price of $0.007 of the Company’s 6% Senior Secured Convertible Notes Payable.

On January 31, 2014, the Company issued 12,562,518 shares of its common stock related to the conversion of $408,000 of principal and $31,688 of accrued interest at a per share conversion price of $0.035 of the Company’s 12% Senior Secured Convertible Notes Payable.

On January 31, 2014, the Company issued 2,351,187 shares of its common stock to Doug Braun related to the exercise of a stock option granted in fiscal year 2011. The Company received $44,673 or $0.019 per share.

On February 13, 2014, the Company issued 29,420 shares of its common stock to Alby Segall, a third party consultant and non-accredited investor, as payment in full for services rendered. The shares were valued at the fair market price of $0.3399 per share.

On February 16, 2014, the Company issued 1,250,000 shares of its common stock to Integrity Media, Inc. related to a November 16, 2013 Service Agreement for investor relations. The shares were valued at the fair market price of $0.38 per share.

On March 7, 2014, the Company issued 2,000,000 shares of its common stock to Adam Liebross related to the conversion of $50,000 of principal at a per share conversion price of $0.025 of the Company’s 7% Convertible Notes Payable.

On March 18, 2014, the Company issued 22,727,668 shares of its common stock to Adam Liebross (8,300,260 shares), Myli Burger Holdings LLC (4,122,248 shares) and Europa International Inc. (10,304,800 shares) related to the total conversion of $550,000 of principal and $18,192 of accrued and interest at a per share conversion price of $0.025 of the Company’s 7% Convertible Notes Payable.

On March 20, 2014, the Company issued 2,775,000 shares of its common stock to Doug Braun related to the cashless exercise of a stock option granted in fiscal year 2011 to purchase 4,500,000 shares of the Company’s common stock at $0.23 per share.

On March 31, 2014, the Company issued 500,000 shares to each of its four independent Board Directors, The Company valued the 2,000,000 shares at $0.58 per share which was the closing price of the Company’s common stock on March 31, 2014. The Company recorded stock based compensation of $1,160,000 during the three months ended March 31, 2014. On April 25, 2014, the Company entered into four Restricted Stock Cancellation Agreements with the four independent members of the Company’s Board of Directors, pursuant to which the Directors agreed to each cancel 500,000 shares of the Company’s restricted common stock granted to each Director on March 31, 2014. The Company recorded a reduction in common stock and an increase in additional paid in capital of $200 during the three months ended June 30, 2014 are related to cancellation of the Restricted Stock Agreements.

On April 9, 2014, the Company issued 5,347,032 shares of its common stock to Forglen LLC related to the conversion of  $125,000 of principal and $8,676 of accrued interest at a per share conversion price of $0.025 of the Company’s 7% Convertible Notes Payable.

On June 4, 2014, the Company issued 20,640,548 shares of the Company’s common stock to China West III Investments LLC related to the conversion of $500,000 of principal and $16,014 of accrued interest at a per share conversion price of $0.033 of the Company’s 7% Convertible Notes Payable.

Warrants

On November 19, 2013, the Company issued a warrant for 140,000,000 common shares to CANX or its assignees in accordance with the Joint Venture Agreement. The warrants have a five-year term with an original exercise price of $0.033 per share. The warrants vest immediately and are exercisable in whole, or in part, at any time and from time to time on or after the issue date and on or before the termination date. The Company valued the warrants at the time of issuance using the Black-Scholes option pricing model using the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 24.82%; (iii) risk free rate of 0.05% and (iv) an expected term of one year. The Company expensed the entire $5,040,000 at the time of issuance because the warrants vested immediately and were also exercisable immediately.

On February 7, 2014, the Company issued a warrant for 100,000,000 common shares to CANX or its assignees in accordance with the Joint Venture Agreement. The warrants have a five-year term with an original exercise price of $0.033 per share The warrant was earned by CANX upon completion of the Company’s increase in the number of authorized common shares from 1 billion to 3 billion shares. This increase in authorized shares was effective with the shareholder approval on February 7, 2014.  The Company valued the warrants at the time of issuance using the Black-Scholes option pricing model using the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 200%; (iii) risk free rate of 0.78% and (iv) an expected term of five years. The Company expensed the entire $33,700,000 at the time of issuance because the warrants vested immediately and were also exercisable immediately.

On December 11, 2013, the Company issued a warrant for 25,000,000 common shares to Hegyi, LLC, an entity controlled by Marco Hegyi, President of the Company. The warrants have a five-year term with an original exercise price of $0.08 per share. The warrants vest immediately and are exercisable in whole, or in part, at any time and from time to time on or after the issue date and on or before the termination date. The Company valued the warrants at the time of issuance using the Black-Scholes option pricing model using the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 88.81%; (iii) risk free rate of 0.02% and (iv) an expected term of three years. The Company expensed the entire $1,725,000 at the time of issuance because the warrants vested immediately and were also exercisable immediately.

A summary of the warrants issued as of June 30, 2014 were as follows:

	June 30, 2014
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	165,000,000	$ 0.040
Issued	100,000,000	0.033
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at end of period	265,000,000	$ 0.037
Exerciseable at end of period	265,000,000

A summary of the status of the warrants outstanding as of June 30, 2014 is presented below:

	June 30, 2014
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life	Price	Exerciseable	Price
240,000,000	4.46	$ 0.033	240,000,000	$ 0.033
25,000,000	4.44	0.080	25,000,000	0.080

265,000,000	4.46	$ 0.037	265,000,000	$ 0.037

Warrants totaling 265,000,000 shares of common stock have an intrinsic value of $19,230,000 as of June 30, 2014.

NOTE 15 – STOCK OPTIONS

Description of Stock Option Plan

In fiscal year 2011, the Company authorized a Stock Incentive Plan whereby a maximum of 18,870,184 shares of the Company’s common stock could be granted in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, and Other Stock-Based Awards. On April 18, 2013, the Company’s Board of Directors voted to increase to 35,000,000 the maximum allowable shares of the Company’s common stock allocated to the 2011 Stock Incentive Plan. The Company has outstanding unexercised stock option grants totaling 43,000,000 shares as of June 30, 2014. All grants are considered non-qualified until the increase is approved by the shareholders.

Determining Fair Value Under ASC 505

The Company records compensation expense associated with stock options and other equity-based compensation using the Black-Scholes-Merton option valuation model for estimating fair value of stock options granted under our plan. The Company amortizes the fair value of stock options on a ratable basis over the requisite service periods, which are generally the vesting periods. The expected life of awards granted represents the period of time that they are expected to be outstanding.  The Company estimates the volatility of our common stock based on the historical volatility of its own common stock over the most recent period corresponding with the estimated expected life of the award. The Company bases the risk-free interest rate used in the Black Scholes-Merton option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award. The Company has not paid any cash dividends on our common stock and does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes-Merton option valuation model and adjusts share-based compensation for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate is recognized in the period the forfeiture estimate is changed.

Stock Option Activity

During the three months ended December 31, 2013, the Company had the following stock option activity:

On November 3, 2013, the Company’s Board of Directors granted Sterling Scott, the Company’s then Chief Executive Officer, a stock option via the Company’s 2011 Stock Incentive Plan to purchase 12,000,000 shares of the Company’s common stock at an exercise price of $0.085 per share, which represents the fair value of one share of the Company’s common stock on the date of grant. Per the terms of the stock option agreement, the shares were to vest in twenty-four (24) equal monthly installments on the last day of each month commencing from and after October 31, 2013, they could be exercised at any time on or after the grant date, the term was ten years, and the options could be exercised on a cashless basis. The Company valued the options at $537,600 using the Black-Scholes option pricing model using the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 82.77%; (iii) risk free rate of 0.02%, (iv) expected term of 3 years, and a per share market price of $0.085, which was the closing price of the Company’s shares on November 1, 2013. Beginning in November 2013 and ending October 2015, the Company will expense the $537,600 over the 24-month vesting term of the option. On July 3, 2014, Sterling Scott exercised his option on a cashless basis and was issued 795,455 shares of restricted common stock at $.085 per share. Mr. Scott was awarded a stock option grant on November 3, 2013 for 12,000,000 shares and had vested 3,500,000 shares as of his resignation on May 19, 2014.

On November 3, 2013, the Company’s Board of Directors granted John Genesi, the Company’s then Chief Financial Officer, a stock option via the Company’s 2011 Stock Incentive Plan to purchase 10,000,000 shares of the Company’s common stock at an exercise price of $0.085 per share, which represents the fair value of one share of the Company’s common stock on the date of grant. Per the terms of the stock option agreement, the shares were to vest in twenty-four (24) equal monthly installments on the last day of each month commencing from and after October 31, 2013, they could be exercised at any time on or after the grant date, the term was ten years, and the options could be exercised on a cashless basis. The Company valued the options at $448,000 using the Black-Scholes option pricing model using the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 82.77%; (iii) risk free rate of 0.02%, (iv) expected term of 3 years, and a per share market price of $0.085, which was the closing price of the Company’s shares on November 1, 2013. Beginning in November 2013 and ending October 2015, the Company will expense the $448,000 over the 24-month vesting term of the option. On July 15, 2014, the Company entered into a Severance Agreement with Mr. Genesi whereby Mr. Genesi resigned as Chief Financial Officer and the Parties cancelled the Executive Employment Agreement dated November 3, 2013, including this 10,000,000 share stock option grant.

On November 3, 2013, the Company’s Board of Directors approved a stock option grant to Rob Hunt, a then Director and President of GrowLife Hydroponics, Inc., via the Company’s 2011 Stock Incentive Plan to purchase 12,000,000 shares of the Company’s common stock at an exercise price of $0.043 per share, which represents the fair value of one share of the Company’s common stock on June 7, 2013. The option grant was made retro-active to June 8, 2013, the date on which Mr. Hunt became a Director of the Company and the President of GrowLife Hydroponics, Inc. Per the terms of the stock option agreement, the shares were to vest in twenty-four (24) equal monthly installments on the last day of each month commencing from and after June 7, 2013, they could be exercised at any time on or after the grant date, the term was ten years, and the options could be exercised on a cashless basis. The Company valued the options at $228,000 using the Black-Scholes option pricing model using the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 82.77%; (iii) risk free rate of 0.04%, (iv) expected term of 2 years, and a per share market price of $0.043, which was the closing price of the Company’s shares on June 7, 2013. Beginning in June 2013 and ending May 2015, the Company will expense the $228,000 over the 24-month vesting term of the option.

During the six months ending June 30, 2014, the Company had the following stock option activity:

On January 31, 2014, Doug Braun, a former employee, exercised a stock option granted during fiscal year 2011 to purchase 2,351,187 shares of the Company’s common stock at a per share exercise price of $0.019 per share, which generated proceeds of $44,673 for the Company.

On March 20, 2014, Doug Braun, a former employee, exercised a stock option granted in fiscal year 2011 to purchase 4,500,000 shares of the Company’s common stock at $0.23 per share exercised his option on a cashless basis. Per the terms of the Stock Option Agreement, the net number of shares of the Company’s common stock issued to Mr. Braun was 2,775,000.

On June 3, 2014, the Company’s Board of Directors granted four employees, a stock option via the Company’s 2011 Stock Incentive Plan to purchase a total 9,000,000 shares of the Company’s common stock at an exercise price of $0.150 per share, which represents the fair value of the Company’s common stock on the date of grant. Per the terms of the stock option agreement, the shares were to vest in twenty-four (24) equal monthly installments starting August 1, 2013 to October 1, 2013.  The term was five years, and the options could be exercised on a cashless basis. The Company valued the options at $608,724 using the Black-Scholes option pricing model using the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 200.0%; (iii) risk free rate of 0.78%, (iv) expected term of 3 years, and a per share market price of $015, which was the closing price of the Company’s shares on June 3, 2014. Beginning in June 2014 and ending October 2015, the Company will expense the $608,724 over the 24-month vesting term of the option.

As of June 30, 2014, there are 43,000,000 options to purchase common stock at an average exercise price of $0.087 per share outstanding under the 2011 Stock Incentive Plan. The Company recorded $580,334 and $0 of compensation expense, net of related tax effects, relative to stock options for the six months ended June 30, 2014 and 2013 in accordance with ASC 505. Net loss per share (basic and diluted) associated with this expense was approximately ($0.00).

Stock option activity for the six months ended June 30, 2014 and the years ended December 31, 2013 and 2012 is as follows:

		Weighted Average
	Options	Exercise Price	$
Outstanding as of December 31, 2011	30,861,087	0.070	2,160,276
Granted	-	-	-
Exercised	2,351,187	-	-
Forfeitures	(18,009,900)	(0.050)	(900,495)
Outstanding as of December 31, 2012	12,851,187	0.098	1,259,781
Granted	34,000,000	0.070	2,386,000
Exercised	-	-	-
Forfeitures	(6,000,000)	(0.030)	(180,108)
Outstanding as of December 31, 2013	40,851,187	0.085	3,465,673
Granted	9,000,000	-	1,350,000
Exercised	(5,126,187)	(0.13)	(682,923)
Forfeitures	(1,725,000)	0.230	(396,751)
Outstanding as of June 30, 2014	43,000,000	$ 0.087	$ 3,736,000

The following table summarizes information about stock options outstanding and exercisable at June 30, 2014:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining Life	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Exerciseable	Exerciseable	Exerciseable
0.043	12,000,000	8.98 years	$ 0.043	5,500,000	$ 0.043
0.085	22,000,000	9.33 years	0.085	7,666,667	0.085
0.150	9,000,000	4.98 years	0.150	3,958,333	0.150
	43,000,000	8.32 years	$ 0.087	17,125,000	$ 0.074

Stock option grants totaling 13,166,667 shares of common stock have an intrinsic value of $560,167 as of June 30, 2014.

NOTE 16 – COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

Legal Proceedings

The Company is involved in the disputes and legal proceedings described below. In addition, as a public company, the Company is also potentially susceptible to litigation, such as claims asserting violations of securities laws. Any such claims, with or without merit, if not resolved, could be time-consuming and result in costly litigation. The Company accrues any contingent liabilities that are likely.

Class Actions Alleging Violations of Federal Securities Laws

On April 18, 2014, a class action lawsuit alleging violations of federal securities laws was filed against us in the United States District Court, Central District of California (Randy Romero v. Growlife, Inc., et al.; Case No.: 2:14-cv-03015) (the “Romero Action”).

On May 30, 2014, the United States District Court, Central District of California (the “Court”) ordered the Romero Action consolidated with another class action alleging securities violations also filed with the Court against us entitled Gerald Young v. Growlife, Inc., et al. (Case No.: 2:14-cv-03183) (the “Young Action”).  The Young Action was filed on April 25, 2014 but not served on us.  Per the Court’s May 30, 2014 order, any subsequently filed securities law class actions were to be consolidated into the above actions. The Court further ordered a hearing to determine the appointment of lead plaintiff and lead plaintiff’s counsel prior to the filing of a single, consolidated complaint for us to defend against.

On June 5, 2014, the Company entered a general appearance in connection with a third class action alleging securities violations filed with the Court entitled Rochelle Wolf v. Growlife, Inc., et al. (Case No.: 2:14-cv-04112)(the “Wolf Action”).  The Wolf Action has also been consolidated into the Romero Action as was done with the Young Action based on the Court’s standing order and procedural rules.

A hearing was held on July 21, 2014 in United States District Court in Los Angeles on a Motion for Appointment of Lead Counsel and Lead Plaintiff and to consolidate cases. The purpose of the hearing was to choose a lead plaintiff and lead plaintiff’s counsel and to formally consolidate the three actions into one.  At the hearing, shareholder Bryan Chong was appointed as Lead Plaintiff, Laurence M. Rosen of the Rosen Law Firm, P.A. was appointed as Lead Counsel and all three cases were consolidated into one.

Lead Counsel will have 60 days to file a Consolidated Class Action Complaint with the input of the other two plaintiffs and their counsel. This Consolidated Complaint will combine the claims of all three matters into one single pleading for our response.  After being served with the Consolidated Complaint we will have 60 days to file a responsive pleading.

Shareholder Derivative Actions

On May 15, 2014, a shareholder derivative action was filed against the then Board of Directors (the “Directors”) of the Company with the Court entitled Steve Roof v. Sterling C. Scott, et al. (2:14-cv-03777) (the “Roof Derivative Action”). The Company was also named as a nominal defendant.  The Roof Derivative Action alleges claims against the Directors including breach of fiduciary duty and duty of loyalty, abuse of control and unjust enrichment.  The Company has not yet formally been served or appeared in this action.

On August 4, 2014, a shareholder derivative action was filed against the Directors of the Company and another individual with the Court entitled Gary Rotenberg v. Sterling C. Scott, et al. (2:14-cv-06091) (the “Rotenberg Derivative Action”). The Company was also named as a nominal defendant.  The Rotenberg Derivative Action alleges claims against the Directors including breach of fiduciary duty and duty of loyalty, abuse of control and unjust enrichment.  The Company has not yet formally been served or appeared in this action.

Section 16(b) Claims

The Company has received four demand letters from potential plaintiffs regarding alleged Section 16(b) short-swing violations by Sterling Scott. The Company believes the claims are without merit and has responded to the Section 16(b) claims accordingly. Two of the four claims have acknowledged the Company’s position and have been withdrawn.  There has been no response to our position from the remaining two potential plaintiffs.

It is possible that additional class actions or lawsuits may be filed and served against the Company.

Operating Leases

In May 2011, the Company entered into a lease for our Phototron business unit to rent a warehouse facility in Gardena, California. The terms of the lease provide for monthly rental expense of $4,065 with annual rent increases through the expiration of the lease on May 31, 2014. During the last twelve months of the lease the monthly rent is $4,313. The Company terminated this lease as of May 31, 2014.

On May 30, 2013, the Company entered into a lease to rent retail space in Woodland Hills, California for its Urban Garden Supply (Soja, Inc.) hydroponics store. The term is for ninety days and can be renewed, or terminated, by either party with ninety days written notice. The monthly rent is $3,257. The Company has committed to renting this space through September 30, 2014.

On June 5, 2013, the Company entered into a lease to rent office space in Woodland Hills, California for its corporate headquarters. The landlord is 20259 Ventura Blvd LP, which is an affiliate of a stockholder of our company. The term is for ninety days and can be renewed, or terminated, by either party with thirty days written notice. The monthly rent is $6,758. The Company terminated this lease as of June 30, 2014.

Upon the Company’s acquisition of Rocky Mountain Hydroponics, LLC and Evergreen Garden Center, LLC, the Company assumed the lease for the RMH/EGC retail hydroponics store located in Portland, Maine. The lease commencement date was May 1, 2013 with an expiration date of April 30, 2016. The monthly rent for year one of the lease is $4,917, with monthly rent of $5,065 in year two, and monthly rent of $5,217 in year three of the lease.

Upon the Company’s acquisition of Rocky Mountain Hydroponics, LLC and Evergreen Garden Center, the Company assumed the lease for the RMH/EGC retail hydroponics store located in Plaistow, New Hampshire. Per The lease commencement date was May 1, 2013 with an expiration date of July 31, 2015. The monthly rent throughout the term of the lease is $2,105, with the first three months of the lease being rent free. The Company has extended this lease through January 31, 2016.

On August 26, 2013, the Company entered into a lease agreement for warehouse and retail space for its Greners (Business Bloom, Inc.) business unit in Santa Rosa, California. The lease commencement date was September 1, 2013 with an expiration date of August 31, 2015. The monthly rent is $3,000.

On September 23, 2013, the Company entered into an Assignment and Assumption and Amendment of Lease Agreement for its retail hydroponics store in Peabody, Massachusetts.  The original lease between the landlord and Evergreen Garden Center, LLC was assigned from Evergreen Garden Center, LLC to GrowLife Hydroponics, Inc. In addition, the term of the lease was extended from the original expiration date of October 31, 2013 to October 31, 2014. The monthly rent remained at $4,500 through October 31, 2014. The Company has notified the landlord that the lease will expire on October 31, 2014.

On October 21, 2013, the Company entered into a lease agreement for retail space for its hydroponics store in Avon (Vail), Colorado. The lease expires on September 30, 2018. Monthly rent for year one of the lease is $2,606 and increases 3.5% per year thereafter through the end of the lease.

On January 23, 2014, the Company entered into a lease agreement for retail space for its hydroponics store in Boulder, Colorado. The lease commenced on February 1, 2014 and expires on April 30, 2017. Monthly rent for year one of the lease is $4,051, with monthly rent of $4,173 in year two, $4,298 in year three, and $4,427 for month 37 through 39.

On June 18, 2014, the Company rented space at 500 Union Street, Suite 406, Seattle, Washington for its corporate office. The rental expires August 31, 2014 and the monthly payment is $937.

The aggregate future minimum lease payments under operating leases, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended June 30,	Total
2015	$233,456
2016	139,373
2017	82,443
2018	-
2019	-
Beyond	-
Total	$455,271

Employment Agreements

Employment Agreement with Marco Hegyi

On December 4, 2013, the Company entered into an Employment Agreement with Marco Hegyi pursuant to which the Company engaged Mr. Hegyi as its President from December 4, 2013 through December 4, 2016 to provide consulting and management services. Per the terms of the Hegyi Agreement, Mr. Hegyi will establish an office in Seattle, Washington while also maintaining operations in the Southern California area. Mr. Hegyi’s annual compensation is $150,000 for the first year of the Hegyi Agreement; $250,000 for the second year; and $250,000 for the third year. Mr. Hegyi is also entitled to receive an annual bonus equal to four percent (4%) of the Company’s EBITDA for that year. The annual bonus shall be paid no later than 31 days (i.e., by January 31st) following the end of each calendar year. Mr. Hegyi’s first annual bonus will be calculated based on the Company’s EBITDA for calendar year 2014, with such bonus payable on or before January 31, 2015. If Mr. Hegyi’s employment is terminated for any reason prior to the expiration of the Term, as applicable, his annual bonus will be prorated for that year based on the number of days worked in that year. At the commencement of Mr. Hegyi’s employment, an entity affiliated with Mr. Hegyi received a Warrant to purchase up to 25,000,000 shares of common stock of the Company at an exercise price of $0.08 per share. The Hegyi Warrant is exercisable for five years. On June 20, 2014, the Company and Mr. Hegyi reduced the warrant life from ten to five years.

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

If the Company terminates Mr. Hegyi’s employment at any time prior to the expiration of the Term without Cause, or if Mr. Hegyi terminates his employment at any time for “Good Reason” or due to a “Disability”, Mr. Hegyi will be entitled to receive (i) his base salary amount through the end of the Term; and (ii) his annual bonus amount for each year during the remainder of the Term, which bonus amount shall be equal to the greater of (A) the annual bonus amount for the immediately preceding year, or (B) the bonus amount that would have been earned for the year of termination, absent such termination. If there has been a “Change in Control” and the Company (or its successor or the surviving entity) terminates Mr. Hegyi’s employment without Cause as part of or in connection with such Change in Control (including any such termination occurring within one (1) month prior to the effective date of such Change in Control), then in addition to the benefits set forth above, Mr. Hegyi will be entitled to (i) an increase of $300,000 in his annual base salary amount (or an additional $25,000 per month) through the end of the Term; plus (ii) a gross-up in the annual base salary amount each year to account for and to offset any tax that may be due by Mr. Hegyi on any payments received or to be received by Mr. Hegyi under this Agreement that would result in a “parachute payment” as described in Section 280G of the Internal Revenue Code of 1986, as amended. If the Company (or its successor or the surviving entity) terminates Mr. Hegyi’s employment without Cause within twelve (12) months after the effective date of any Change in Control, or if Mr. Hegyi terminates his employment for Good Reason within twelve (12) months after the effective date of any Change in Control, then in addition to the benefits set forth above, Mr. Hegyi will be entitled to (i) an increase of $300,000 in his annual base salary amount (or an additional $25,000 per month), which increased annual base salary amount shall be paid for the remainder of the Term or for two (2) years following the Change in Control, whichever is longer; (ii) a gross-up in the annual base salary amount each year to account for and to offset any tax that may be due by Mr. Hegyi on any payments received or to be received by Mr. Hegyi under this Letter Agreement that would result in a “parachute payment” as described in Section 280G of the Internal Revenue Code of 1986, as amended; (iii) payment of Mr. Hegyi’s annual bonus amount as set forth above for each year during the remainder of the Term or for two (2) years following the Change in Control, whichever is longer; and (iv) health insurance coverage provided for and paid by the Company for the remainder of the Term or for two (2) years following the Change in Control, whichever is longer.

Agreements with Rob Hunt

On June 7, 2013, the Company entered into an Executive Services Agreement with Rob Hunt, pursuant to which the Company engaged Mr. Hunt, from June 8, 2013 through June 7, 2015 to provide consulting and management services as the President of GrowLife Hydroponics, Inc. Upon Mr. Hunt’s employment by the Company, the Company paid Mr. Hunt an annual salary of $75,000 (the “Base Salary”). Such Base Salary shall increase to the annual rate of $100,000 on the first day of the month following the month in which GrowLife’s gross monthly sales reach $840,000. Mr. Hunt was entitled to receive an annual cash bonus (“Bonus”) as follows for its fiscal year 2013: 100% of the Base Salary in effect as of December 31 of the Company’s applicable fiscal year, if GrowLife achieves 150% of sales projections for such fiscal year; 75% of the Base Salary in effect as of December 31 of the Company’s applicable fiscal year, if GrowLife achieves at least 125% but less than 150% of sales projections for such fiscal year; and 50% of the Base Salary in effect as of December 31 of the Company’s applicable fiscal year, if GrowLife achieves at least 100% of sales projections for such fiscal year. The Bonus, if any, was be paid to Mr. Hunt upon the earlier of (1) the completion of the preparation of the Company’s audited financial statements for such fiscal year and (2) April 1 of the Company’s next fiscal year. Mr. Hunt was entitled to receive an annual cash bonus (“Bonus”) as follows for its fiscal year 2014: 100% of the Base Salary in effect as of December 31 of the Company’s applicable fiscal year, if GrowLife achieves 150% of sales projections for such fiscal year; 75% of the Base Salary in effect as of December 31 of the Company’s applicable fiscal year, if GrowLife achieves at least 125% but less than 150% of sales projections for such fiscal year; and 50% of the Base Salary in effect as of December 31 of the Company’s applicable fiscal year, if GrowLife achieves at least 100% of sales projections for such fiscal year. The Bonus, if any, was be paid to Mr. Hunt upon the earlier of (1) the completion of the preparation of the Company’s audited financial statements for such fiscal year and (2) April 1 of the Company’s next fiscal year. Mr. Hunt received, upon approval by the Company’s Board of Directors, non-qualified options to purchase 12,000,000 shares of the Company’s common stock, at a per share exercise price equal to the fair market value of one share of the Company’s common stock on the June 7, 2013 grant date and vested in 24 equal monthly installments on the last day of each month commencing from and after June 7, 2013. The options included a cashless exercise feature.

Mr. Hunt also entered into a NonCompetition, NonSolicitation and NonDisclosure Agreement dated June 7, 2013 whereby Mr. Hunt agreed to not compete with the Company for five years from June 7, 2013 or two years after any termination of employment of Mr. Hunt.

On May 30, 2014, the Company announced the resignation of Rob Hunt effective May 23, 2014 as Executive Vice President of Growlife, Inc., President of Growlife Hydroponics. On June 3, 2014, the Board of Directors accepted the resignation of Rob Hunt effective June 2, 2014 as a Director of the Company. The Company is negotiating the Hunt Agreements.

Executive Employment Agreement with Sterling Scott

On November 3, 2013, the Company entered into an Executive Employment Agreement with Sterling Scott pursuant to which the Company engaged Mr. Scott as Chief Executive Officer from November 3, 2013 to November 2, 2016 to provide consulting and management services. Per the terms of the Scott Agreement, Mr. Scott received an annual salary of $120,000 and he was eligible for any benefits made generally available by the Company. Mr. Scott was eligible to receive any bonuses made generally available by the Company, and he was reimbursed for any reasonable expenses incurred while performing his duties as the Company’s Chief Executive Officer. The Scott Agreement also granted Mr. Scott non-qualified options to purchase 12,000,000 shares of the Company’s common stock at an exercise price equal to the fair market value of one share of the Company’s common stock on the date of grant. The options included a cashless exercise feature and vest in twenty-four (24) equal monthly installments on the last day of each month commencing on October 31, 2013. In the event that the Company’s Board of Directors accepted any offers that would when executed result in a change of control transaction involving more than 50% of the issued shares of Company, then vesting of non-qualified options to Mr. Scott shall be accelerated, at the election in writing by the Mr. Scott, to the date on which the Company’s Board of Directors determined to accept such offer.

On May 19, 2014, the Board of Directors ratified the resignation of Sterling Scott effective immediately as Chief Executive Officer, Chairman of the Board of Directors and a member of the Board of the Company.

Executive Employment Agreement with John Genesi

On November 3, 2013, the Company entered into an Executive Employment Agreement with John Genesi, pursuant to which the Company engaged Mr. Genesi as our Chief Financial Officer from November 3, 2013 through November 2, 2016 to provide consulting and management services. Per the terms of the Genesi Agreement, Mr. Genesi received an annual salary of $100,000, he was eligible for any benefits made generally available by the Company, he was eligible to receive any bonuses made generally available by the Company, and he was reimbursed for any reasonable expenses incurred while performing his duties as the Company’s Chief Financial Officer. The Genesi Agreement also granted Mr. Genesi non-qualified options to purchase 10,000,000 shares of the Company’s common stock at an exercise price equal to the fair market value of one share of the Company’s common stock on the date of grant. The options included a cashless exercise feature and vested in twenty-four (24) equal monthly installments on the last day of each month commencing on October 31, 2013. In the event that the Company’s Board of Directors excepted any offers that would when executed result in a change of control transaction involving more than 50% of the issued shares of Company, then vesting of non-qualified options to Mr. Genesi shall be accelerated, at the election in writing by the Mr. Genesi, to the date on which the Company’s Board of Directors determined to accept such offer.

On July 15, 2014, the Company entered into a Severance Agreement with Mr. Genesi whereby Mr. Genesi resigned as Chief Financial Officer and the Parties cancelled the Executive Employment Agreement dated November 3, 2013. The Company agreed to issue 6,000,000 shares of restricted common stock, pay cash severance of six months of compensation payable monthly and provide health insurance benefits for six months from the Termination Date.

NOTE 17 – SUBSEQUENT EVENTS

The Company evaluates subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements are available.

Subsequent to June 30, 2014, the following material transactions occurred:

Transactions with CANX, LLC and Logic Works LLC

On July 10, 2014, the Company closed a Waiver and Modification Agreement, Amended and Restated Joint Venture Agreement, Secured Credit Facility and Secured Convertible Note with CANX, and Logic Works LLC, a lender and shareholder of the Company. The Agreements require the filing of a registration statement on Form S-1 within 10 days of the filing of the Company’s Form 10-Q for the period ended June 30, 2014.

Previously, the Company entered into a Joint Venture Agreement with CANX USA LLC, a Nevada limited liability company.  Under the terms of the Joint Venture Agreement, the Company and CANX formed Organic Growth International, LLC (“OGI”), a Nevada limited liability company, for the purpose of expanding the Company’s operations in its current retail hydroponic businesses and in other synergistic business verticals and facilitating additional funding for commercially financeable transactions of up to $40,000,000.  In connection with the closing of the Agreement, CANX agreed to provide a commitment for funding in the amount of $1,300,000 for a GrowLife Infrastructure Funding Technology program transaction and provided additional funding under a 7% Convertible Note instrument for $1,000,000, including $500,000 each from Logic Works and China West III Investments LLC, entities that affiliated with CANX but operate as separate legal entities. The Company initially owned a non-dilutive forty five percent (45%) share of OGI and the Company may acquire a controlling share of OGI as provided in the Joint Venture Agreement. In accordance with the Joint Venture Agreement, the Company and CANX entered into a Warrant Agreement whereby the Company delivered to CANX a warrant to purchase 140,000,000 shares of the Company common stock at a maximum strike price of $0.033 per share. Also in accordance with the Joint Venture Agreement, the Company issued an additional warrant to purchase 100,000,000 shares of the Company’s common stock at a maximum strike price of $0.033 per share on February 7, 2014.

On April 10, 2014, as a result of the suspension in the trading of the Company’s securities, the Company went into default on its 7% Convertible Notes Payable for $500,000 each from Logic Works and China West III. As a result, the Company accrued interest on these notes at the default rate of 24% per annum. Furthermore, as a result of being in default on these notes, the Holders may, at their sole discretion, call these notes.

Waiver and Modification Agreement

The Company entered into a Waiver and Modification Agreement dated June 25, 2014 with Logic Works LLC whereby the 7% Convertible Note with Logic Works dated December 20, 2013 was modified to provide for (i) a waiver of the default under the 7% Convertible Note; (ii) a conversion price which is the lesser of (A) $0.025 or (B) twenty percent (20%) of the average of the three (3) lowest daily VWAPs occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable Conversion Date on which the Holder elects to convert all or part of this Note; (iii) the filing of a registration statement on Form S-1 within 10 days of the filing of the Company’s Form 10-Q for the period ended June 30, 2014; and (iv) continuing interest of 24% per annum. China West III converted its Note into common stock on June 4, 2014.

Amended and Restated Joint Venture Agreement

The Company entered into an Amended and Restated Joint Venture Agreement dated July 1, 2014 with CANX whereby the Joint Venture Agreement dated November 19, 2013 was modified to provide for (i)  up to $12,000,000 in conditional financing subject to review by GrowLife and approval by OGI for business growth development opportunities in the legal cannabis industry for up to six months, subject to extension; (ii) up to $10,000,000 in working capital loans, with each loaning requiring approval in advance by CANX;  (iii) confirmed that the five year warrants, subject to extension, at $0.033 per share for the purchase of 140,000,000 and 100,000,000 were fully earned and were not considered compensation for tax purposes by the Company; (iv) granted CANX five year warrants, subject to extension, to purchase 300,000,000 shares of common stock at the fair market price of $0.033 per share as determined by an independent appraisal; (v) warrants as defined in the Agreement related to the achievement of OGI milestones; (vi) a four year term, subject to adjustment and (vi) the filing of a registration statement on Form S-1 within 10 days of the filing of the Company’s Form 10-Q for the period ended June 30, 2014.

Secured Convertible Note and Secured Credit Facility

The Company entered into a Secured Convertible Note and Secured Credit Facility dated June 25, 2014 with Logic Works whereby Logic Works agreed to provide up to $500,000 in funding. Each funding requires approval in advance by Logic Works, provides for interest at 6% with a default interest of 24% per annum and requires repayment by June 26, 2016. The Note is convertible into common stock of the Company at the lesser of $0.0070 or (B) twenty percent (20%) of the average of the three (3) lowest daily VWAPs occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable conversion date on which Logic Works elects to convert all or part of this 6% Convertible Note, subject to adjustment as provided in the Note. The 6% Convertible Note is collateralized by the assets of the Company. The Company also has agreed to file a registration statement on Form S-1 within 10 days of the filing of the Company’s Form 10-Q for the three months ended June 30, 2014 and have the registration statement declared effective within ninety days of the filing of the Company’s Form 10-Q for the three months ended June 30, 2014. Logic Works advanced and the Company recorded as accrued liabilities $250,000 on June 25, 2014. On July 10, 2014, the Company closed a Waiver and Modification Agreement, Amended and Restated Joint Venture Agreement, Secured Credit Facility and Secured Convertible Note with CANX, and Logic Works LLC, a lender and shareholder of the Company.

Severance Agreement with John Genesi

On July 15, 2014, the Company entered into a Severance Agreement with Mr. Genesi whereby Mr. Genesi resigned as Chief Financial Officer and the Parties cancelled the Executive Employment Agreement dated November 3, 2013. The Company agreed to issue 6,000,000 shares of restricted common stock, pay cash severance of six months of compensation payable monthly and provide health insurance benefits for six months from the Termination Date.

Settlement Agreement and Waiver of Default with Forglen LLC

On April 9, 2014, the Company issued 5,347,032 shares of its common stock to Forglen LLC related to the conversion of  $125,000 of principal and $8,676 of accrued interest at a per share conversion price of $0.025 of the Company’s 7% Convertible Notes Payable. On July 14, 2014, the Board of Directors approved a Settlement Agreement and Waiver of Default dated June 19, 2014 with Forglen related to the 7% Convertible Note. The Company cancelled the April 9, 2014 conversion as a result of the SEC suspension in the trading of the Company’s securities and Forglen has $250,000 of principal and interest outstanding on his note payable.

Stock Option Exercise by Sterling Scott

On July 3, 2014, Sterling Scott exercised his option on a cashless basis and was issued 795,455 shares of restricted common stock at $.085 per share. Mr. Scott was awarded a stock option grant on November 3, 2013 for 12,000,000 shares and had vested 3,500,000 shares as of his resignation on May 19, 2014.

Conversion of Debenture by Robert Shapero

On July 3, 2014, Robert Shapero, a Holder of the Company’s 6% Convertible Notes Payable, converted $25,000 of principal and $4,136 of accrued interest into 4,162,623 shares of the Company’s common stock at a per share conversion price of $0.007.

Conversion of Debt by Horwitz and Armstrong LLP

On July 1, 2014, Horwitz and Armstrong LLP converted debt of $100,000 debt into 500,000 shares of the Company’s common stock at a per share conversion price of $0.11 and a payment of $35,000.

Consulting Chief Financial Officer Agreement with an Entity Controlled by Mark Scott

On July 31, 2014, the Company entered into a Consulting Chief Financial Officer Letter with an entity controlled by Mark Scott pursuant to which the Company engaged Mr. Scott as its Consulting CFO from July 1, 2014 through September 30, 2014, and continuing thereafter until either party provides sixty day notice to terminate the Letter or Mr. Scott enters into a full-time employment agreement.

Per the terms of the Scott Agreement, Mr. Scott’s compensation is $150,000 on an annual basis for the first year of the Scott Agreement. Mr. Scott is also entitled to receive an annual bonus equal to two percent of the Company’s EBITDA for that year. The Company’s Board of Directors granted Mr. Scott an option to purchase sixteen million shares of the Company’s Common Stock under the Company’s 2011 Stock Incentive Plan at an exercise price of $0.07 per share, the fair market price on July 31, 2014. The Shares vest as follows:

i	Two million of the Shares will vest immediately upon securing a market maker with an approved 15c2-11 resulting in the Company’s relisting on OTCBB;

ii	Two million Shares will vest immediately upon the successful approval and effectiveness of the Company’s S-1;

iii	Two million Shares will vest immediately upon the Company’s resolution of the class action lawsuits; and,

iv	Ten million Shares will vest on a monthly basis over a period of three years beginning on the July 1, 2014.

All options will have a five-year life and allow for a cashless exercise. The stock option grant is subject to the terms and conditions of the Company’s Stock Incentive Plan, including vesting requirements.  In the event that Mr. Scott’s continuous status as employee to the Company is terminated by the Company without Cause or Mr. Scott terminates his employment with the Company for Good Reason as defined in the Scott Agreement, in either case upon or within twelve months after a Change in Control as defined in the Company’s Stock Incentive Plan except for CANX USA, LLC, then 100% of the total number of Shares shall immediately become vested.

Mr. Scott will be entitled to participate in all group employment benefits that are offered by the Company to the Company’s senior executives and management employees from time to time, subject to the terms and conditions of such benefit plans, including any eligibility requirements. In addition, the Company is required purchase and maintain an insurance policy on Mr. Scott’s life in the amount of $2,000,000 payable to Mr. Scott’s named heirs or estate as the beneficiary. Finally, Mr. Scott is entitled to twenty days of vacation annually and also has certain insurance and travel employment benefits.

If, prior to the expiration of the Term, the Company terminates Mr. Scott’s employment for Cause, or if Mr. Scott voluntarily terminates his employment without Good Reason, or if Mr. Scott’s employment is terminated by reason of his death, then all of the Company’s obligations hereunder shall cease immediately, and Mr. Scott will not be entitled to any further compensation beyond any pro-rated base salary due and bonus amounts earned through the effective date of termination. Mr. Scott will also be reimbursed for any expenses incurred prior to the date of termination for which he was not previously reimbursed. Mr. Scott may receive severance benefits and the Company’s obligation under a termination by the Company without Cause or Mr. Scott terminates his employment for Good Reason are discussed above.

Conversion of Debenture by Logic Works LLC

On July 3, 2014, Logic Works, a Holder of the Company’s 7% Convertible Notes Payable, converted $250,000 of principal into 35,714,286 shares of the Company’s common stock at a per share conversion price of $0.007.

Consulting Letter with Jeff Giarraputo

On February 26, 2014, the Company engaged Jeff Giarraputo, who is currently a member of the Company’s Board of Directors, as an advisor to the Company for six (6) months, effective as of February 15, 2014. The scope of the work to be performed by Mr. Giarraputo was to provide marketing, business development, and general management to the Company as related to the cannabis industry. As compensation for these services, the Company, pending approval by its Board of Directors, was expected to grant Mr. Giarraputo a stock option to purchase 2,000,000 shares of the Company’s common stock at $0.31 per share, which represents the 30-day trailing average of the Company’s common stock. All shares subject to the option will vest over a 6-month period beginning on the date of engagement and are subject to the terms and conditions of the Company’s 2011 Stock Incentive Plan including vesting requirements. On August 19, 2014, the Parties cancelled this Agreement.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements in this report reflect the good-faith judgment of our management and the statements are based on facts and factors as we currently know them. Forward-looking statements are subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, but are not limited to, those discussed below as well as those discussed elsewhere in this report (including in Part II, Item 1A (Risk Factors)). Readers are urged not to place undue reliance on these forward-looking statements because they speak only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report.

OVERVIEW

We aim to become the nation’s largest cultivation facility service provider for the production of organics, herbs and greens and plant-based medicines. Our mission is to best serve more cultivators in the design, build-out and expansion of their facilities with products of high quality, exceptional value and competitive price. Through a nationwide network of local representative, regional centers and its e-Commerce team, GrowLife provides essential goods and services including media (i.e., farming soil), industry-leading hydroponics equipment, plant nutrients, and thousands more products to specialty grow operations starting with 17 states. GrowLife is headquartered in Seattle, Washington and was founded in 2012 with the Closing of the Agreement and Plan of Merger with SGT Merger Corporation.

In June 2014 we focused on cost reductions without compromising gross margin performance.  The primary reduction in operating costs came from streamlining non-essential personnel, replacing the $6,758 rent for the Woodland Hills, California headquarters serving two people with that of $924 Seattle, Washington that serves four people, closing the unprofitable Peabody, Massachusetts superstore, relocated the Greners eCommerce operation with 12 people including its store from Santa Rosa, California to Colorado.  The eCommerce fulfillment is being temporarily served from the Boulder, Colorado store until the new Denver facility is set up.  Additional cost reductions were made by reducing full-time employees from 46 to 23 and we plan to add four additional direct sales people are being added to provide greater customer coverage.  Finally, Phototron warehousing with $4,313 rent was replaced with storage units of about 1/3 the cost. While transition costs are still being paid out, the repurposing of company resources has resulted in an estimated 60% operating cost savings and allows for greater market reach and efficiencies.

The Company focuses on hiring the best people that are knowledgeable in using the most progressive growing technologies that fit our customer’s needs.  Whether they are small-scale local cultivation facilities or large-scale regional cultivators, our customer service team recommends smart medium, cost-effective lighting and ventilation, and the right nutrients that are best suited for the crop objective.  Our knowledge layer is strategic for the evolution of the indoor growing industry.  Unlike an outdoor superstore, GrowLife serves the specialty cultivation business as indoor crops are designed to deliver multiple grow cycles with greater quality and yield not available in outdoor agriculture.   Technologies will be available to provide our customers with a way to further tune their ordering process and crop development using their own experience.

Products

Our products are as follows:

GrowLife provides essential supplies and services including media (i.e., farming soil), industry-leading hydroponics equipment, power-efficient lighting, plant nutrients, and thousands more products to specialty cultivation facilities. We offer more than 3,000 products to cultivators through direct sales, stores and our e-Commerce site. GrowLife is also an exclusive distribution of VegaMatrix, a leading veganics plant nutrient line for specialty crops including plant-based medicines.

Over the last four decades Phototron has provided a self-contained growing environment for a single plant.  The cost of individually producing each Phototron unit, as well as the decrease in demand for a $500+ growing unit, has resulted in the Company’s decision to design and develop alternative products better suited for today’s market.  The Phototron, Inc. subsidiary will deliver products that best fit the needs of the customer using its trusted brand.

The Stealth Grow Technology Corp. subsidiary has effectively transitioned from expensive LED lighting systems to leveraging its popular brand on private label commodity products such as lights, fans, hoods and tents.  The Company’s experience gained from selling the LED lighting technology showed us that while power consumption is low, the limited range of low-powered light is not effective for long-stemmed plants.  Yet, the Stealth Grow brand is well recognized among commercial growers.  As a result, it has found great appeal to an audience seeking basic products for private cultivation.

Markets

Our markets are as follows:

GrowLife serves a new, yet sophisticated community of commercial and urban cultivators growing specialty crops including organics, greens and plant-based medicines. Unlike the traditional agricultural industry, these cultivators use innovative indoor growing techniques to produce specialty crops in highly controlled environments. This enables them to produce crops at higher yields without having to compromise quality - regardless of the season or weather and drought conditions.

Indoor growing techniques have primarily been used to cultivate plant-based medicines. Plant-based medicines often require high-degree of regulation and controls including government compliance, security, and crop consistency, making indoor growing techniques a preferred method. Cultivators of plant-based medicines often make a significant investment to design and build-out their facilities. They look to work with companies such as GrowLife who understand their specific needs, and can help mitigate risks that could jeopardize their crops.

An industry report from ArcView indicates that plant-based medicines are the fastest-growing market in the U.S., and conservatively predicts the market could be worth more than $10 billion within five years. Several industry pundits including Dr. Sanjay Gupta of CNN believe that plant-based medicines may even displace prescription pain medication by providing patients with a safer, more affordable alternative.

Indoor growing techniques, however, are not limited to plant-based medicines. Vertical farms producing organic fruits and vegetables are beginning to emerge in the market due to a rising shortage of farmland, and environmental vulnerabilities including drought, other severe weather conditions and insect pests.  Indoor growing techniques enables cultivators to grow crops all-year-round in urban areas, and take up less ground while minimizing environmental risks. Indoor growing techniques typically require a more significant upfront investment to design and build-out these facilities, than traditional farmlands. If new innovations bring down the costs for indoor growing, and the costs to operate traditional farmlands continue to rise, then indoor growing techniques may be a compelling alternative for the broader agricultural industry.

Key Partners

Our key customers varying by state and are expected to be more defined as the company moves from its retail walk-in purchasing sales strategy to serving cultivation facilities directly and under predictable purchasing contracts.

Our key suppliers include distributors such as HydroFarm, Rambridge Wholesale and Sunlight Supply to product specific suppliers such as PureLife Veganix, Solis-Tek and CAN USA.  All the products purchased and resold are applicable to indoor growing for organics, greens, and plant-based medicines.

Our Competition

Our key competitors include Way To Grow, Cultivate Colorado and many local product resellers of hydroponic equipment.

Intellectual Property and Proprietary Rights

Our intellectual property consists of brands and their related trademarks and websites, customer lists and affiliations, product know-how and technology, and marketing intangibles.

Our other intellectual property is primarily in the form of trademarks and domain names. We also hold rights to more than 30 website addresses related to our business including websites that are actively used in our day-to-day business such as www.growlifeinc.com, www.stealthgrow.com, www.greners.com, and www.urbangardensupplies.com.

We have a policy of entering into confidentiality and non-disclosure agreements with our employees and some of our vendors and customers as necessary.

Government Regulation

Currently, there are over twenty states plus the District of Columbia that have laws and/or regulation that recognize in one form or another legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. About a dozen other states are considering legislation to similar effect. As of the date of this writing, the policy and regulations of the Federal government and its agencies is that cannabis has no medical benefit and a range of activities including cultivation and use of cannabis for personal use is prohibited on the basis of federal law and may or may not be permitted on the basis of state law. Active enforcement of the current federal regulatory position on cannabis on a regional or national basis may directly and adversely affect the willingness of customers of GrowLife to invest in or buy products from GrowLife. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect revenues and profits of the GrowLife companies.

All this being said, many reports show that the majority of the American public is in favor of making medical cannabis available as a controlled substance to those patients who need it.  The need and consumption will then require cultivators to continue to provide safe and compliant crops to consumers.  The cultivators will then need to build facilities and use consumable products, which GrowLife provides.

Employees

During the three months ended June 30, 2014, we lowered our manpower count from 46 to 23 by consolidating certain operations such as Greners, Stealth Grow and Phototron and closing the Massachusetts superstore.  All company operations were closely reviewed for growth opportunities and it was concluded that these particular ones, under their current configuration and staffing, would not be profitable in the near terms.

As of August 11, 2014, we had one full-time employee and three consultants at our Seattle, Washington office. Marco Hegyi, our President, is based in Seattle, Washington. Mark E. Scott, our consulting CFO, is based out of in Seattle, Washington and Atlanta, Georgia. In addition, we have 25 employees located throughout the United States who operate our e-commerce, direct sales and retail businesses. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We believe that we have a good relationship with our employees.

KEY MARKET PRIORITIES

Demand for indoor growing equipment is currently high due to legalization of plant-based medicines, primarily Cannabis, which is mainly due to equipment purchases for build-out and repeated consumables.  This demand is projected to continue to grow as a result of the supporting state laws in 23 states and the District of Columbia.  Continued innovation in more efficient build-out technologies along with larger and consolidated cultivation facilities will further expand market demand for GrowLife products and services.

We expect for the market to continue to segment into urban farmers serving groups of individuals, community cultivators, and large-scale cultivation facilities across the states.  Each segment will be optimized to different distribution channels that GrowLife currently provides.  Our volume purchasing will allow us to obtain the best prices and maximize both our revenues and gross margins.

The nature of the industry’s inefficiencies due to the lack of interstate commerce imposed by the Federal government have segmented the market opportunities by state laws, population and demand.  Currently, Colorado laws and population demand make it the most progressive and top market in the industry.  GrowLife has elected to have two major retail stores in Boulder and Vail, direct sales team and centralized our national eCommerce operations in Denver.  We are currently expanding into seventeen states, with further expansion possible.

STRATEGY

Our goal is to become the nation’s largest cultivation facility service provider for the production of organics, herbs and greens and plant-based medicines. We intend to achieve our goal by implementing the following strategies:

• engage with cultivation facilities and secure multi-year supplier contracts;
• focus on build-out and consumable supplies for all indoor growing facilities;
• establish a multi-channel sales network throughout the continental United States;
• assemble the most knowledgeable staff and leadership team; and
• review opportunities and acquire additional products and services that are essential to our customers and deliver high-margins.

THE COMPANY’S COMMON STOCK

Our common stock trades on the OTCQB Exchange under the symbol “PHOT.”  While the company is currently without a market maker, its stock does trade directly between buyers and sellers on the grey sheets.

PRIMARY RISKS AND UNCERTAINTIES

We are exposed to various risks related to legal proceedings, our need for additional financing, the sale of significant numbers of our shares, the potential adjustment in the exercise price of our convertible debentures and a volatile market price for our common stock. These risks and uncertainties are discussed in more detail below in Part II, Item 1A.

RESULTS OF OPERATIONS

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from period-to-period.

(dollars in thousands)

	Three Months Ended June 30,
	2014	2013	$ Variance	% Variance
Net revenue	$2,257	$873	$1,384	158.5%
Cost of goods sold	1,756	685	1,071	-156.4%
Gross profit	501	188	313	166.5%
General and administrative expenses	1,775	1,279	496	-38.8%
Operating loss	(1,274)	(1,091)	(183)	-16.8%
Other income (expense):
Change in fair value of derivative	21,197	-	21,197	100.0%
Interest expense, net	(691)	(276)	(415)	-150.4%
Warrant expense	-	(250)	250	100.0%
Total other income (expense)	20,506	(526)	21,032	3998.5%
Income (loss) before income taxes	19,232	(1,617)	20,849	1289.4%
Income taxes - current benefit	-	-	-	0.0%
Net income (loss)	19,232	(1,617)	20,849	1289.4%

THREE MONTHS ENDED JUNE 30, 2014 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2013

Revenue

Net revenue for the three months ended June 30, 2014 increased $1,384,000 to $2,257,000 as compared to $873,000 for the three months ended June 30, 2013. The increase was due to revenue from the retail stores acquired in our acquisition of Rocky Mountain Hydroponics and Evergreen Garden Center on June 7, 2013, $152,000 from our online hydroponics superstore, and $141,000 from our Urban Garden Supply business.

Cost of Goods Sold

Cost of sales for the three months ended June 30, 2014 increased $1,071,000 to $1,756,000 as compared to $685,000 for the three months ended June 30, 2013. The increase was due to increased sales, offset by selling our products at a higher discount.

Gross margin was $501,000 as compared to $188,000 for the three months June 30, 2013.The gross margin was 22.2% for the three months ended June 30, 2014 as compared to 21.5% for the three months ended June 30, 2013. The increase was due to increased higher margin sales from the retail stores acquired in our acquisition of Rocky Mountain Hydroponics and Evergreen Garden Center on June 7, 2013.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2014 increased $496,000 to $1,775,000 as compared to $1,279,000 for the three months ended June 30, 2013. The increase was due to increased payroll expenses of $538,000, increased stock based compensation of $513,000, increased legal expenses of $195,000, offset by a decrease in consulting expenses of $550,000 and other general expenses $200,000. As part of the general and administrative expenses for the three months ended June 30, 2014, we did not record any investor relation or business development expenses.

The increase related to the retail stores acquired in our acquisition of Rocky Mountain Hydroponics and Evergreen Garden Center on June 7, 2013, legal expenses associated with our legal proceedings stock based compensation related stock option grants.

Non-cash general and administrative expenses for the three months ended June 30, 2014 totaled $467,000, with (i) depreciation and amortization of $38,000 and (ii) stock based compensation of $277,000 related to stock option grants issued to four employees on June 3, 2014 and $152,000 in stock option grants issued to Sterling Scott, Robert Hunt and John Genesi in 2013.

Other Income/ Expense

Other income for the three months ended June 30, 2014 was $20,506,000 as compared to other expense of $526,000 for the three months ended June 30, 2013. The expenses for the three months ended June 30, 2014 included gain on change – derivative liability warrants of $21,197,000, offset by interest expense of $691,000. The gain on change- derivative liability is the non-cash change in the fair value and relates to our derivative instruments.  The non-cash interest of $587,000 related to the amortization of the debt discount associated with our convertible notes payable and $104,000 of accrued interest expense related to our notes payable.

Other expense for the three months ended June 30, 2013 included interest expense of $276,000 and warrant expense of $250,000. The non-cash interest of $242,453 related to the amortization of the debt discount associated with our convertible notes payable, and $33,319 of accrued interest expense related to our notes payable.

Net Income (Loss)

Net income for the three months ended June 30, 2014 was $19,232,000 as compared to a net loss of $1,617,000 for the three months ended June 30, 2013 for the reasons discussed above. Net income for the three months ended June 30, 2014 included gain on change – derivative liability of $21,197,000, offset by non-cash expenses of $528,000, including (i) depreciation and amortization of $36,000; (ii) stock based compensation of $277,000 related to stock option grants issued to four employees on June 3, 2014 and $152,000 in stock option grants issued to Sterling Scott, Robert Hunt and John Genesi in 2013; and (iii) change in inventory reserve of $63,000.

The net loss for the three months ended June 30, 2013 included non-cash expenses of $1,174,000 consisting of (i) depreciation and amortization of $36,000; (ii) stock based compensation of $648,000; (iii) interest expense of $242,000; and (iv) warrant expenses of $250,000.

We expect losses to continue as we implement our business plan.

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from period-to-period.

(dollars in thousands)

	Six Months Ended June 30,
	2014	2013	$ Variance	% Variance
Net revenue	$4,640	$1,625	$3,015	185.5%
Cost of goods sold	3,620	1,196	2,424	-202.7%
Gross profit	1,020	429	591	137.8%
General and administrative expenses	4,761	2,007	2,754	-137.2%
Operating loss	(3,741)	(1,578)	(2,163)	-137.1%
Other income (expense):
Change in fair value of derivative	(13,311)	(170)	(13,141)	-7730.0%
Loss on extinguishment of debt	-	(3)	3	100.0%
Interest expense, net	(35,190)	(799)	(34,391)	-4304.3%
Warrant expense	-	(250)	250	100.0%
Total other (expense)	(48,501)	(1,222)	(47,279)	-3869.0%
Loss before income taxes	(52,242)	(2,800)	(49,442)	-1765.8%
Income taxes - current benefit	-	-	-	0.0%
Net loss	(52,242)	(2,800)	(49,442)	-1765.8%

SIX MONTHS ENDED JUNE 30, 2014 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2013

Revenue

Net revenue for the six months ended June 30, 2014 increased $3,015,000 to $4,640,000 as compared to $1,625,000 for the six months ended June 30, 2013. The increase was due to revenue from the retail stores acquired in our acquisition of Rocky Mountain Hydroponics and Evergreen Garden Center on June 7, 2013, $258,000 from our online hydroponics superstore, and $250,000 from our Urban Garden Supply business.

Cost of Goods Sold

Cost of sales for the six months ended June 30, 2014 increased $2,424,000 to $3,620,000 as compared to $1,196,000 for the six months ended June 30, 2013. The increase was due to increased sales, offset by selling our products at a higher discount.

Gross margin was $1,020,000 as compared to $429,000 for the six months June 30, 2013.The gross margin was 22.0% for the six months ended June 30, 2014 as compared to 26.4% for the six months ended June 30, 2013. The decrease was due to increased price discounting.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2014 increased $2,754,000 to $4,761,000 as compared to $2,007,000 for the six months ended June 30, 2013. The increase was due to increased payroll expenses of $752,000, increased stock based compensation of $1,501,000, increased legal expenses of $232,000 and an increase in other general expenses $269,000. As part of the general and administrative expenses for the six months ended June 30, 2014, we did not record any investor relation or business development expenses.

The increase related to the retail stores acquired in our acquisition of Rocky Mountain Hydroponics and Evergreen Garden Center on June 7, 2013, legal expenses associated with our legal proceedings stock based compensation related stock option grants and stock issuances.

Non-cash general and administrative expenses for the six months ended June 30, 2014 totaled $2,299,000, with (i) depreciation and amortization of $74,000 and (ii) stock based compensation of $277,000 related to stock option grants issued to four employees on June 3, 2014 and $303,000 in stock option grants issued to Sterling Scott, Robert Hunt and John Genesi in 2013 (iii) common stock issue for services of $1,645,000.

Other Income/ Expenses

Other expense for the six months ended June 30, 2014 was $48,501,000 as compared to other expense of $1,222,000 for the six months ended June 30, 2013. The expenses for the six months ended June 30, 2014 included loss on change – derivative liability of $13,311,000 and interest expense of $35,190,000. The loss on change- derivative liability is the non-cash change in the fair value and relates to our derivative instruments.  The non-cash interest of $1,368,000 related to the amortization of the debt discount associated with our convertible notes payable, $145,000 of accrued interest expense related to our notes payable and $33,700,000 related to the issuance of the 100,000,000 share warrant to CANX in February 7, 2014.

Other expense for the six months ended June 30, 2013 included loss on change – derivative liability of $170,000, interest expense of $799,000 and warrant expense of $250,000. The loss on change- derivative liability is the non-cash change in the fair value and relates to our derivative instruments.  The non-cash interest of $910,000 related to the amortization of the debt discount associated with our convertible notes payable, and $62,000 of accrued interest expense related to our notes payable.

Net Loss

Net loss for the six months ended June 30, 2014 was $52,242,000 as compared to a net loss of $2,800,000 for the six months ended June 30, 2013 for the reasons discussed above. The net loss for the six months ended June 30, 2014 included non-cash expenses of $50,834,000 consisting of (i) depreciation and amortization of $72,000; (ii) stock based compensation of $277,000 related to stock option grants issued to four employees on June 3, 2014 and $303,000 in stock option grants issued to Sterling Scott, Robert Hunt and John Genesi in 2013; (iii) common stock issue for services of $1,645,000; (iv) $1,368,000 related to the amortization of the debt discount associated with our convertible notes payable; (v) $95,000 of accrued interest expense related to our notes payable; (vi) $33,700,000 related to the issuance of the 100,000,000 share warrant to CANX in February 7, 2014; (v) loss on change – derivative liability of $13,311,000; and (vi) change in inventory reserve of $63,000.

The net loss for the six months ended June 30, 2013 included non-cash expenses of $2,051,000 consisting of (i) depreciation and amortization of $63,000; (ii) common stock issue for services of $828,000; (iii) interest expense of $737,000; (iv) change in fair value of derivative of $170,000; (v) warrant expenses of $250,000; and (vi) other expense of $3,000.

We expect losses to continue as we implement our business plan.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $303,000 and net working capital of approximately $650,000 (excluding the derivative liability- warrants of $2,474,000 as of June 30, 2014.  We expect losses to continue as we grow our business. Our cash used in operations for the six months ended June 30, 2014 was $1,568,000.

Shortly after the SEC suspended trading of our securities on April 10, 2014, some of our primary suppliers rescinded our credit terms and required us to pay cash for our product purchases and pay down our outstanding balance with these suppliers.

We will need to obtain additional financing in the future. There can be no assurance that we will be able to secure funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing, we may need to restructure our operations, and divest all or a portion of our business.

We have financed our operations through the issuance of convertible debentures and the sale of common stock.

On July 10, 2014, we closed a Waiver and Modification Agreement, Amended and Restated Joint Venture Agreement, Secured Credit Facility and Secured Convertible Note with CANX, and Logic Works LLC, a lender and shareholder of the Company. We expect these agreements to provide liquidity to implement the business plan.

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2014 was $1,568,000. This amount was primarily related to a net loss of $52,242,000 and an increase in inventory of $516,000, offset by a reduction in account receivable of $135,000, an increase in accrued expenses of $290,000 and non-cash expenses of $50,772,000 consisting of (i) depreciation and amortization of $74,000; (ii) stock based compensation of $277,000 related to stock option grants issued to four employees on June 3, 2014 and $303,000 in stock option grants issued to Sterling Scott, Robert Hunt and John Genesi in 2013; (iii) common stock issue for services of $1,645,000; (iv) $1,368,000 related to the amortization of the debt discount associated with our convertible notes payable; (v) $95,000 of accrued interest expense related to our notes payable; (vi) $33,700,000 related to the issuance of the 100,000,000 share warrant to CANX in February 7, 2014; and (v) loss on change – derivative liability of $13,311,000.

Investing Activities

Net cash used in activities for the six months ended June 30, 2014 was $4,000. This amount was primarily related to capital expenditures of $4,000.

Financing Activities

Net cash provided financing activities for the six months ended June 30, 2014 was $44,000. This amount was primarily related to proceeds from options exercised of $45,000, offset by repayment of debt of $1,000.

Our contractual cash obligations as of June 30, 2014 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$455,271	$233,456	$221,816	$-	$-
Note payable	1,170,298	500,955	669,343	-	-
Capital expenditures	50,000	50,000	-	-	-
	$1,675,569	$784,411	$891,159	$-	$-

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of June 30, 2014 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

Identified Material Weakness

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting:

Audit Committee:

On June 3, 2014, we formed an Audit Committee and appointed an audit committee financial expert as defined by SEC and as adopted under the Sarbanes-Oxley Act of 2002. Prior to this we did not have an Audit Committee to oversee financial reporting and used external service providers to ensure compliance with the SEC requirements.

Other Weaknesses:

We lacked a centralized accounting department operating in the same location as our senior management.
We lacked an offsite backup our critical computerized data.
We lacked detailed, and written, set of company policies and procedures
Our information systems lacks sufficient controls limiting access to key applications and data.
Our inventory system lacked standardized product descriptions and effective controls to ensure the accuracy, valuation, and timeliness of the financial accounting process around inventory, including a lack of accuracy and basis for valuation resulting in adjustments to the amount of cost of revenues and the carrying amount of inventory.
We lacked centralized control over bank accounts.

b) Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2014, we implemented the following changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

During June 2014, we strengthened our governance as follows: (i) appointed Mark Scott as a director and chairman of the Audit Committee; (ii) we formed Audit, Compensation and Nominations and Governance Committees and implemented charters; (iii) we implemented updated By-Laws; (iv) we implemented new policies, including Insider Trading, Whistleblower and a Code of Ethics; (v) we completed a significant review of our operations and filings; and (vi) we filed with the SEC numerous filings to correct any reporting deficiencies.

Effective July 2014, we expect to improve our internal controls and financial reporting as follows: (i) the office was moved to Seattle to have a centralized accounting department in the same location as our senior management; (ii) we strengthened our personnel with the appointment of a new consulting Chief Financial Officer and Controller; (iii) we migrated to a new financial reporting system; (iv) we implemented a new point-of-sale software system; and (v) we changed our management.

PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings.

We are involved in the disputes and legal proceedings described below. In addition, as a public company, we are also potentially susceptible to litigation, such as claims asserting violations of securities laws. Any such claims, with or without merit, if not resolved, could be time-consuming and result in costly litigation.

Class Actions Alleging Violations of Federal Securities Laws

On April 18, 2014, a class action lawsuit alleging violations of federal securities laws was filed against us in the United States District Court, Central District of California (Randy Romero v. Growlife, Inc., et al.; Case No.: 2:14-cv-03015) (the “Romero Action”).

On May 30, 2014, the United States District Court, Central District of California (the “Court”) ordered the Romero Action consolidated with another class action alleging securities violations also filed with the Court against us entitled Gerald Young v. Growlife, Inc., et al. (Case No.: 2:14-cv-03183) (the “Young Action”).  The Young Action was filed on April 25, 2014 but not served on us.  Per the Court’s May 30, 2014 order, any subsequently filed securities law class actions were to be consolidated into the above actions. The Court further ordered a hearing to determine the appointment of lead plaintiff and lead plaintiff’s counsel prior to the filing of a single, consolidated complaint for us to defend against.

On June 5, 2014, the Company entered a general appearance in connection with a third class action alleging securities violations filed with the Court entitled Rochelle Wolf v. Growlife, Inc., et al. (Case No.: 2:14-cv-04112)(the “Wolf Action”).  The Wolf Action has also been consolidated into the Romero Action as was done with the Young Action based on the Court’s standing order and procedural rules.

A hearing was held on July 21, 2014 in United States District Court in Los Angeles on a Motion for Appointment of Lead Counsel and Lead Plaintiff and to consolidate cases. The purpose of the hearing was to choose a lead plaintiff and lead plaintiff’s counsel and to formally consolidate the three actions into one.  At the hearing, shareholder Bryan Chong was appointed as Lead Plaintiff, Laurence M. Rosen of the Rosen Law Firm, P.A. was appointed as Lead Counsel and all three cases were consolidated into one.

Lead Counsel will have 60 days to file a Consolidated Class Action Complaint with the input of the other two plaintiffs and their counsel. This Consolidated Complaint will combine the claims of all three matters into one single pleading for our response.  After being served with the Consolidated Complaint we will have 60 days to file a responsive pleading.

Shareholder Derivative Actions

On May 15, 2014, a shareholder derivative action was filed against the then Board of Directors (the “Directors”) of the Company with the Court entitled Steve Roof v. Sterling C. Scott, et al. (2:14-cv-03777) (the “Roof Derivative Action”). We were also named as a nominal defendant.  The Roof Derivative Action alleges claims against the Directors including breach of fiduciary duty and duty of loyalty, abuse of control and unjust enrichment.  The Company has not yet formally been served or appeared in this action.

On August 4, 2014, a shareholder derivative action was filed against our Directors and another individual with the Court entitled Gary Rotenberg v. Sterling C. Scott, et al. (2:14-cv-06091) (the “Rotenberg Derivative Action”). We were also named as a nominal defendant.  The Rotenberg Derivative Action alleges claims against the Directors including breach of fiduciary duty and duty of loyalty, abuse of control and unjust enrichment.  We have not yet formally been served or appeared in this action.

Section 16(b) Claims

We have received four demand letters from potential plaintiffs regarding alleged Section 16(b) short-swing violations by Sterling Scott. We believe the claims are without merit and has responded to the Section 16(b) claims accordingly. Two of the four claims have acknowledged our position and have been withdrawn.  There has been no response to our position from the remaining two potential plaintiffs.

It is possible that additional class actions or lawsuits may be filed and served us.

ITEM 1A.	RISK FACTORS

There are certain inherent risks which will have an effect on the Company’s development in the future and the most significant risks and uncertainties known and identified by our management are described below.

Risks Related to Our Business

Suspension of Trading of the Company’s Securities.

On April 10, 2014, we received notice from the SEC that trading of the Company’s common stock on the OTCBB was to be suspended from April 10, 2014 through April 24, 2014. The SEC issued its order pursuant to Section 12(k) of the Securities Exchange Act of 1934. According to the notice received by us from the SEC: “It appears to the Securities and Exchange Commission that the public interest and the protection of investors require a suspension of trading in the securities of GrowLife, Inc. because of concerns regarding the accuracy and adequacy of information in the marketplace and potentially manipulative transactions in GrowLife’s common stock.” The Company has not received notice from the SEC that it is being formally investigated.

The suspension of trading eliminated our market makers, resulted in our trading on the gray sheets, resulted in legal proceedings and restricted our access to capital. This action has had have a material adverse effect on our business, financial condition and/or results of operations. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations, and divest all or a portion of our business.

SEC Charges of Manipulating Our Securities.

On August 5, 2014, the SEC charged four promoters with ties to the Pacific Northwest for manipulating our securities. The SEC alleged that the four promoters bought inexpensive shares of thinly traded penny stock companies on the open market and conducted pre-arranged, manipulative matched orders and wash trades to create the illusion of an active market in these stocks.  They then sold their shares in coordination with aggressive promotional campaigns that urged investors to buy the stocks because the prices were on the verge of rising substantially.  This action has had have a material adverse effect on our business, financial condition and/or results of operations. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations, and divest all or a portion of our business.

We are involved in Legal Proceedings.

We have been involved in legal proceedings and the outcome of which may impact our management and could adversely affect our financial condition or results of operation.

We are involved in the disputes and legal proceedings as discussed in Item 1, Legal Proceedings. In addition, as a public company, we are also potentially susceptible to litigation, such as claims asserting violations of securities laws. Any such claims, with or without merit, if not resolved, could be time-consuming and result in costly litigation. There can be no assurance that an adverse result in any future proceeding would not have a potentially material adverse affect on our business, results of operations or financial condition.

Our Joint Venture Agreement with CANX USA, LLC is important to our operations.

On July 10, 2014, we closed a Waiver and Modification Agreement, Amended and Restated Joint Venture Agreement, Secured Credit Facility and Secured Convertible Note with CANX, and Logic Works LLC, a lender and shareholder of the Company. The Agreements require the filing of a registration statement on Form S-1 within 10 days of the filing of our Form 10-Q for the period ended June 30, 2014.

Previously, we entered into a Joint Venture Agreement with CANX USA LLC, a Nevada limited liability company.  Under the terms of the Joint Venture Agreement, the Company and CANX formed Organic Growth International, LLC (“OGI”), a Nevada limited liability company, for the purpose of expanding the Company’s operations in its current retail hydroponic businesses and in other synergistic business verticals and facilitating additional funding for commercially financeable transactions of up to $40,000,000.  In connection with the closing of the Agreement, CANX agreed to provide a commitment for funding in the amount of $1,300,000 for a GrowLife Infrastructure Funding Technology program transaction and provided additional funding under a 7% Convertible Note instrument for $1,000,000, including $500,000 each from Logic Works and China West III Investments LLC, entities that affiliated with CANX but operate as separate legal entities. The Company initially owned a non-dilutive forty five percent (45%) share of OGI and the Company may acquire a controlling share of OGI as provided in the Joint Venture Agreement. In accordance with the Joint Venture Agreement, the Company and CANX entered into a Warrant Agreement whereby the Company delivered to CANX a warrant to purchase 140,000,000 shares of the Company common stock at a maximum strike price of $0.033 per share. Also in accordance with the Joint Venture Agreement, the Company issued an additional warrant to purchase 100,000,000 shares of the Company’s common stock at a maximum strike price of $0.033 per share on February 7, 2014.

On April 10, 2014, as a result of the suspension in the trading of the Company’s securities, we went into default on its 7% Convertible Notes Payable for $500,000 each from Logic Works and China West III. As a result, the Company accrued interest on these notes at the default rate of 24% per annum. Furthermore, as a result of being in default on these notes, the Holders may, at their sole discretion, call these notes.

Waiver and Modification Agreement

We entered into a Waiver and Modification Agreement dated June 25, 2014 with Logic Works LLC whereby the 7% Convertible Note with Logic Works dated December 20, 2013 was modified to provide for (i) a waiver of the default under the 7% Convertible Note; (ii) a conversion price which is the lesser of (A) $0.025 or (B) twenty percent (20%) of the average of the three (3) lowest daily VWAPs occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable Conversion Date on which the Holder elects to convert all or part of this Note; (iii) the filing of a registration statement on Form S-1 within 10 days of the filing of the Company’s Form 10-Q for the period ended June 30, 2014; and (iv) continuing interest of 24% per annum. China West III converted its Note into common stock on June 4, 2014.

Amended and Restated Joint Venture Agreement

We entered into an Amended and Restated Joint Venture Agreement dated July 1, 2014 with CANX whereby the Joint Venture Agreement dated November 19, 2013 was modified to provide for (i)  up to $12,000,000 in conditional financing subject to review by GrowLife and approval by OGI for business growth development opportunities in the legal cannabis industry for up to six months, subject to extension; (ii) up to $10,000,000 in working capital loans, with each loaning requiring approval in advance by CANX;  (iii) confirmed that the five year warrants, subject to extension, at $0.033 per share for the purchase of 140,000,000 and 100,000,000 were fully earned and were not considered compensation for tax purposes by the Company; (iv) granted CANX five year warrants, subject to extension, to purchase 300,000,000 shares of common stock at the fair market price of $0.033 per share as determined by an independent appraisal; (v) warrants as defined in the Agreement related to the achievement of OGI milestones; (vi) a four year term, subject to adjustment and (vi) the filing of a registration statement on Form S-1 within 10 days of the filing of the Company’s Form 10-Q for the period ended June 30, 2014.

Secured Convertible Note and Secured Credit Facility

We entered into a Secured Convertible Note and Secured Credit Facility dated June 25, 2014 with Logic Works whereby Logic Works agreed to provide up to $500,000 in funding. Each funding requires approval in advance by Logic Works, provides for interest at 6% with a default interest of 24% per annum and requires repayment by June 26, 2016. The Note is convertible into common stock of the Company at the lesser of $0.0070 or (B) twenty percent (20%) of the average of the three (3) lowest daily VWAPs occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable conversion date on which Logic Works elects to convert all or part of this 6% Convertible Note, subject to adjustment as provided in the Note. The 6% Convertible Note is collateralized by the assets of the Company. We also has agreed to file a registration statement on Form S-1 within 10 days of the filing of our Form 10-Q for the three months ended June 30, 2014 and have the registration statement declared effective within ninety days of the filing of the our Form 10-Q for the period ended June 30, 2014. Logic Works advanced and we recorded as accrued liabilities $250,000 on June 25, 2014. On July 10, 2014, the Company closed a Waiver and Modification Agreement, Amended and Restated Joint Venture Agreement, Secured Credit Facility and Secured Convertible Note with CANX, and Logic Works LLC, a lender and shareholder of the Company.

Failure to operate in accordance with the Agreements with CANX could result in the cancellation of this agreements and would have a material adverse affect on our business, results of operations or financial condition.

The restatement of our unaudited condensed financial statements may result in litigation or government enforcement actions. Any such action would likely harm our business, prospects, financial condition and results of operations.

 In connection with the review of our Form 10-Q for the three months ended March 31, 2014, management determined that previously issued unaudited consolidated financial statements issued for the three months ended March 31, 2014 contained an error, which was non-cash in nature. We reviewed the impact of this error and determined that the impact of this error for the three months ended March 31, 2014 unaudited condensed consolidated financial statements was material. On June 19, 2014, after review by our independent registered public accounting firm and legal counsel, our Audit Committee of our Board of Directors concluded that we should restate our unaudited interim financial statements for the three months ended March 31, 2014 to reflect the correction of the previously identified error in the unaudited condensed consolidated financial statements for this period.

We filed Form 10Q/A on June 27, 2014 and restated the consolidated balance sheet as of March 31, 2014, and the consolidated statements of operations and consolidated cash flows for the three months ended March 31, 2014 to reflect the correcting book entry as described below. There was no impact to our actual cash balances as a result of these errors, and these errors do not change net cash flows from financing activities. There was no impact of this error on net cash flows from operating activities.

The restatement of our unaudited condensed financial statements may expose us to risks associated with litigation, regulatory proceedings and government enforcement actions. In addition, securities class action litigation has often been brought against companies, which have been unable to provide current public information or which have restated previously filed financial statements. Any of these actions could result in substantial costs, divert management's attention and resources, and harm our business, prospects, results of operation and financial condition.

Our proposed business is dependent on laws pertaining to the marijuana industry.

Continued development of the marijuana industry is dependent upon continued legislative authorization of marijuana at the state level.  Any number of factors could slow or halt progress in this area.  Further, progress, while encouraging, is not assured.  While there may be ample public support for legislative action, numerous factors impact the legislative process.  Any one of these factors could slow or halt use of marijuana, which would negatively impact our proposed business.

As of July 22, 2014, 21 states and the District of Columbia allow its citizens to use medical marijuana.  Additionally, voters in the states of Colorado and Washington approved ballot measures last November to legalize cannabis for adult use.  The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration has effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana.   However, there is no guarantee that the administration will not change its stated policy regarding the low-priority enforcement of federal laws.  Additionally, any new administration that follows could change this policy and decide to enforce the federal laws strongly.  Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us and its shareholders.

Further, and while we do not intend to harvest, distribute or sell cannabis, by supplying products to growers of marijuana, we could be deemed to be participating in marijuana cultivation, which remains illegal under federal law, and exposes us to potential criminal liability, with the additional risk that our business could be subject to civil forfeiture proceedings.

The marijuana industry faces strong opposition.

It is believed by many that large well-funded businesses may have a strong economic opposition to the marijuana industry.  We believe that the pharmaceutical industry clearly does not want to cede control of any product that could generate significant revenue.  For example, medical marijuana will likely adversely impact the existing market for the current “marijuana pill” sold by mainstream pharmaceutical companies.  Further, the medical marijuana industry could face a material threat from the pharmaceutical industry, should marijuana displace other drugs or encroach upon the pharmaceutical industry’s products.  The pharmaceutical industry is well funded with a strong and experienced lobby that eclipses the funding of the medical marijuana movement.  Any inroads the pharmaceutical industry could make in halting or impeding the marijuana industry harm our business, prospects, results of operation and financial condition.

Marijuana remains illegal under Federal law.

Marijuana is a schedule-I controlled substance and is illegal under federal law.  Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal law.  Since federal law criminalizing the use of marijuana preempts state laws that legalize its use, strict enforcement of federal law regarding marijuana would harm our business, prospects, results of operation and financial condition.

 Raising additional capital to implement our business plan and pay our debts will cause dilution to our existing stockholders, require us to restructure our operations, and divest all or a portion of our business.

We need additional financing to implement our business plan and to service our ongoing operations and pay our current debts. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us.

If we raise additional capital through borrowing or other debt financing, we may incur substantial interest expense. Sales of additional equity securities will dilute on a pro rata basis the percentage ownership of all holders of common stock. When we raise more equity capital in the future, it will result in substantial dilution to our current stockholders.

If we are unable to obtain additional financing when it is needed, we will need to restructure our operations, and divest all or a portion of our business.

We were in default on its convertible notes payable.

On April 10, 2014, as a result of the SEC suspension in the trading of our securities, we went into default on our 6% Senior Secured Convertible Notes Payable and our 7% Convertible Notes Payable. As a result, the Company accrued interest on these notes at the default rate of 12% and 24% per annum, respectively. Furthermore, as a result of being in default on these notes, the Holders could, at their sole discretion, call these notes.

During July 2014, we reached settlement agreements with our holders of the 7% Convertible Notes Payable and we are not in default under any of our convertible notes payable. We are accruing interest at the interest rate in the settlement agreements. Any default could have a significant adverse affect on our cash flows and should we be unsuccessful in negotiating an extension or other modification, we may have to restructure our operations, divest all or a portion of its business, or file for bankruptcy.

Closing of bank accounts could have a material adverse effect on our business, financial condition and/or results of operations.

As a result of the regulatory environment, we have experienced the closing of several of our bank accounts since March 2014. We have been able to open other bank accounts. However, we may have other banking accounts closed. These factors impact management and could have a material adverse effect on our business, financial condition and/or results of operations.

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

Our history of net losses has raised substantial doubt regarding our ability to continue as a going concern. If we do not continue as a going concern, investors could lose their entire investment.

Our history of net losses has raised substantial doubt about our ability to continue as a going concern, and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2013 and 2012 with respect to this uncertainty. Accordingly, our ability to continue as a going concern will require us to seek alternative financing to fund our operations. This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. Future reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern.

We have a history of operating losses and there can be no assurance that we can again achieve or maintain profitability.

We have experienced net losses since inception. As of June 30, 2014, we had an accumulated deficit of $76.2 million. There can be no assurance that we will achieve or maintain profitability.

We are subject to corporate governance and internal control reporting requirements, and our costs related to compliance with, or our failure to comply with existing and future requirements, could adversely affect our business.

We must comply with corporate governance requirements under the Sarbanes-Oxley Act of 2002 and the Dodd–Frank Wall Street Reform and Consumer Protection Act of 2010, as well as additional rules and regulations currently in place and that may be subsequently adopted by the SEC and the Public Company Accounting Oversight Board. These laws, rules, and regulations continue to evolve and may become increasingly stringent in the future. We are required to include management’s report on internal controls as part of our annual report pursuant to Section 404 of the Sarbanes-Oxley Act. We strive to continuously evaluate and improve our control structure to help ensure that we comply with Section 404 of the Sarbanes-Oxley Act. The financial cost of compliance with these laws, rules, and regulations is expected to remain substantial.

We cannot assure you that we will be able to fully comply with these laws, rules, and regulations that address corporate governance, internal control reporting, and similar matters. Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition, and the value of our securities.

Our management has concluded that we have material weaknesses in our internal controls over financial reporting and that our disclosure controls and procedures are not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting. During the review of our financial statements for the three months ended June 30, 2014, our management identified material weaknesses in our internal control over financial reporting. If these weaknesses continue, investors could lose confidence in the accuracy and completeness of our financial reports and other disclosures.

Our inability to effectively manage our growth could harm our business and materially and adversely affect our operating results and financial condition.

Our strategy envisions growing our business. We plan to expand our product, sales, administrative and marketing organizations. Any growth in or expansion of our business is likely to continue to place a strain on our management and administrative resources, infrastructure and systems. As with other growing businesses, we expect that we will need to further refine and expand our business development capabilities, our systems and processes and our access to financing sources. We also will need to hire, train, supervise and manage new and retain contributing employees. These processes are time consuming and expensive, will increase management responsibilities and will divert management attention. We cannot assure you that we will be able to:

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

To date, our revenue growth has been derived primarily from the sale of our products and through the purchase of existing businesses. Our success and the planned growth and expansion of our business depend on us achieving greater and broader acceptance of our products and expanding our customer base. There can be no assurance that customers will purchase our products or that we will continue to expand our customer base. If we are unable to effectively market or expand our product offerings, we will be unable to grow and expand our business or implement our business strategy. This could materially impair our ability to increase sales and revenue and materially and adversely affect our margins, which could harm our business and cause our stock price to decline.

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

We may be unable to obtain intellectual property rights to effectively protect our business. Our ability to compete effectively may be affected by the nature and breadth of our intellectual property rights. While we intend to defend against any threats to our intellectual property rights, there can be no assurance that any such actions will adequately protect our interests. If we are unable to secure intellectual property rights to effectively protect our technology, our revenue and earnings, financial condition, and/or results of operations would be adversely affected.

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

Transfers of our securities may be restricted by virtue of state securities “blue sky” laws, which prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible to sell shares in those states.

Transfers of our common stock may be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as "blue sky" laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities held by many of our stockholders have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions may prohibit the secondary trading of our common stock. Investors should consider the secondary market for our securities to be a limited one.

We are dependent on key personnel.

Our success depends to a significant degree upon the continued contributions of key management and other personnel, some of whom could be difficult to replace. We do not maintain key man life insurance covering certain of our officers except for Marco Hegyi, the Company President. Our success will depend on the performance of our officers and key management and other personnel, our ability to retain and motivate our officers, our ability to integrate new officers and key management and other personnel into our operations, and the ability of all personnel to work together effectively as a team.  We are negotiating an employment agreement with our CFO. Our failure to retain and recruit officers and other key personnel could have a material adverse effect on our business, financial condition and results of operations.

We have limited insurance.

We have limited directors’ and officers’ liability insurance and commercial liability insurance policies. Any significant claims would have a material adverse effect on our business, financial condition and results of operations.

We not have a full time Chief Financial Officer and our Consulting Chief Financial Officer has commitments to other companies.

Our Chief Financial Officer, Mark Scott, also serves as the Chief Financial Officer of one other company.  At this time, we do not require a full-time Chief Financial Officer but as the Company’s operations increase, it will consider retaining a full-time CFO.

Mr. Scott serves as a CFO for Visualant, Inc. Mr. Scott works in excess of forty hours per week for both companies and he is able to accommodate the needs of all companies at this time.  Both companies are aware of Mr. Scott’s employment and the companies do not rely on Mr. Scott to identify or secure funding sources for their operations.  If, however, the needs either Company should change in the future requiring Mr. Scott to devote more time and/or requiring him to assist with identifying or securing funding sources, it could create material conflicts regarding the decisions he must make in allocating his time and the funding sources he might identify among the companies who employ him, which could have a material adverse effect on our business.

Risks Related to our Common Stock

Our beneficial stockholders (greater than 5% stockholders) maintain significant influence over matters submitted to stockholders for approval.

As of August 19, 2014, our principal shareholders (greater than 5% stockholders), in the aggregate, beneficially own shares representing approximately 41.1% of our common stock. Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days after the date of determination. As a result, if these persons were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our officers, directors, management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire.

Trading in our stock is limited by the lack of market makers and the SEC’s penny stock regulations.

On April 10, 2014, as a result of the SEC suspension in the trading of our securities, we lost all market makers and currently trade on the gray market of OTCBB. Until we comply with FINRA Rule 15c2-11, we will trade on the gray market, which limits quotations and marketability of securities. Holders of our common stock will continue to find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock, and the market value of our common stock will likely decline.

Although our stock currently does not meet the definition of a “penny stock” due to an increase in our revenues for past two years, in the recent past our stock was categorized as a penny stock and it is possible that our stock may become a penny stock again in the future. The SEC has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than US$ 5.00 per share or an exercise price of less than US$ 5.00 per share, subject to certain exclusions (e.g., net tangible assets in excess of $2,000,000 or average revenue of at least $6,000,000 for the last three years). If our securities were to become a penny stock in the future, they would be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Finally, broker-dealers may not handle penny stocks under $0.10 per share.

These disclosure requirements reduce the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules would affect the ability of broker-dealers to trade our securities if we become subject to them in the future. The penny stock rules also could discourage investor interest in and limit the marketability of our common stock to future investors, resulting in limited ability for investors to sell their shares.

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sale our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

The market price of our common stock may be volatile.

The market price of our common stock has been and is likely in the future to be volatile. Our common stock price may fluctuate in response to factors such as:

●	Halting of trading by the SEC or FINRA.

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

The sale of a significant number of our shares of common stock could depress the price of our common stock.

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of August 19, 2014, there were approximately 871.9 million shares of our common stock issued and outstanding.  In addition, as of August 19, 2014, there are also (i) stock option grants outstanding for the purchase of 37 million common shares at a $0.081 average strike price; (ii) warrants for the purchase of 565.0 million common shares at a $0.035 average exercise price; and (iii) and 2.1 million contingent shares. If all stock option grant, warrant and contingent shares are issued, approximately 1.618 billion of our currently authorized 3 billion shares of common stock will be issued and outstanding.

These stock option grant, warrant and contingent shares could result in further dilution to common stock holders and may affect the market price of the common stock.

Significant shares of common stock are held by our principal shareholders, other Company insiders and other large shareholders. As affiliates as defined under Rule 144 of the Securities Act or Rule 144 of the Company, our principal shareholders, other Company insiders and other large shareholders may only sell their shares of common stock in the public market pursuant to an effective registration statement or in compliance with Rule 144.

Some of the present shareholders have acquired shares at prices as low as $0.007 per share, whereas other shareholders have purchased their shares at prices ranging from $0.007 to $0.78 per share.

Some of our convertible debentures may require adjustment in the conversion price.

Our 6% Senior Secured Convertible Notes Payable, our 7% Convertible Notes Payable and our 6% Convertible Secured Convertible Note and Secured Credit Facility dated June 25, 2014 with Logic Works may require an adjustment in the conversion price if we issue common stock, warrants or equity below the price that is reflected in the convertible notes payable. Any adjustment in the conversion price also could affect the market price of the common stock.

We do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business, and we do not anticipate paying any cash dividends on our capital stock in the foreseeable future. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

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

We may issue preferred stock that could have rights that are preferential to the rights of common stock that could discourage potentially beneficially transactions to our common shareholders.

An issuance of additional shares of preferred stock could result in a class of outstanding securities that would have preferences with respect to voting rights and dividends and in liquidation over our common stock and could, upon conversion or otherwise, have all of the rights of our common stock.  Our Board of Directors' authority to issue preferred stock could discourage potential takeover attempts or could delay or prevent a change in control through merger, tender offer, proxy contest or otherwise by making these attempts more difficult or costly to achieve.  The issuance of preferred stock could impair the voting, dividend and liquidation rights of common stockholders without their approval.

If the company were to dissolve or wind-up, holders of our common stock may not receive a liquidation preference.

If we were to wind-up or dissolve the Company and liquidate and distribute our assets, our shareholders would share ratably in our assets only after we satisfy any amounts we owe to our creditors.  If our liquidation or dissolution were attributable to our inability to profitably operate our business, then it is likely that we would have material liabilities at the time of liquidation or dissolution.  Accordingly, we cannot give you any assurance that sufficient assets will remain available after the payment of our creditors to enable you to receive any liquidation distribution with respect to any shares you may hold.

ITEM 2.                       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unless otherwise indicated, all of the following sales or issuances of Company securities were conducted under the exemption from registration as provided under Section 4(2) of the Securities Act of 1933 (and also qualified for exemption under 4(5), formerly 4(6) of the Securities Act of 1933, except as noted below). All of the shares issued were issued in transactions not involving a public offering, are considered to be restricted stock as defined in Rule 144 promulgated under the Securities Act of 1933 and stock certificates issued with respect thereto bear legends to that effect.

All of the following transactions were to accredited investors.

During the three months ended June 30, 2014, we had the following unregistered sales of equity securities.

On April 25, 2014, we entered into four Restricted Stock Cancellation Agreements with the four independent members of the our Board of Directors, pursuant to which the Directors agreed to each cancel 500,000 shares of our restricted common stock granted to each Director on March 31, 2014.

On April 9, 2014, we issued 5,347,032 shares of its common stock to Forglen LLC related to the conversion of  $125,000 of principal and $8,676 of accrued interest at a per share conversion price of $0.025 of our 7% Convertible Notes Payable. On July 14, 2014, our Board of Directors approved a Settlement Agreement and Waiver of Default dated June 19, 2014 with Forglen related to the 7% Convertible Note. We cancelled the April 9, 2014 conversion as a result of the SEC suspension in the trading of our securities and Forglen has $250,000 of principal and interest outstanding on his note payable.

On June 4, 2014, we issued 20,640,548 shares of our common stock to China West III Investments LLC related to the conversion of $500,000 of principal and $16,014 of accrued interest at a per share conversion price of $0.033 of our 7% Convertible Notes Payable.

ITEM 5.                        OTHER INFORMATION

This item is not applicable.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are attached hereto unless otherwise indicated as being incorporated by reference, as follows:

(a)             Exhibits

3.2
Amended and Restated Bylaws of GrowLife, Inc. dated May 23, 2014. Attached as an exhibit to the Company’s Form 8-K dated June 3, 2014 and filed with the SEC on June 9, 2014, and hereby incorporated by reference.

5.1
Executive Services Agreement dated June 7, 2013 by and between GrowLife, Inc. and Robert Hunt. Attached as an exhibit to the Company’s Form 8-K/A2 dated June 7, 2013 and filed with the SEC on June 25, 2014, and hereby incorporated by reference.

5.2
NonCompetition, NonSolicitation and NonDisclosure Agreement dated June 7, 2013 with Robert Hunt. Attached as an exhibit to the Company’s Form 8-K/A2 dated June 7, 2013 and filed with the SEC on June 25, 2014, and hereby incorporated by reference.

5.3
Executive Employment Agreement dated November 3, 2013 by and between GrowLife, Inc. and Sterling Scott. Attached as an exhibit to the Company’s Form 8-K dated November 3, 2013 and filed with the SEC on June 25, 2014, and hereby incorporated by reference.

5.4
Executive Employment Agreement dated November 3, 2013 by and between GrowLife, Inc. and John Genesi. Attached as an exhibit to the Company’s Form 8-K dated November 3, 2013 and filed with the SEC on June 25, 2014, and hereby incorporated by reference.

5.5
Employment Agreement for Marco Hegyi dated December 4, 2013. Attached as an exhibit to the Company’s Form 8-K/A dated December 9, 2013 and filed with the SEC on June 20, 2014, and hereby incorporated by reference.

5.6
Amended Employment Agreement for Marco Hegyi dated June 20, 2014. Attached as an exhibit to theCompany’s Form 8-K dated June 20, 2014 and filed with the SEC on June 20, 2014, and hereby incorporated by reference.

10.1
Restricted Stock Cancellation Agreement, dated April 25, 2014, by and between the Company and Eric Shevin. Attached as an exhibit to the Company’s Form 8-K dated April 25, 2014 and filed with the SEC on April 30, 2014, and hereby incorporated by reference.

10.2
Restricted Stock Cancellation Agreement, dated April 25, 2014, by and between the Company and Alan Hammer. Attached as an exhibit to the Company’s Form 8-K dated April 25, 2014 and filed with the SEC on April 30, 2014, and hereby incorporated by reference.

10.3
Restricted Stock Cancellation Agreement, dated April 25, 2014, by and between the Company and Tony Ciabattoni. Attached as an exhibit to the Company’s Form 8-K dated April 25, 2014 and filed with the SEC on April 30, 2014, and hereby incorporated by reference.

10.4
Restricted Stock Cancellation Agreement, dated April 25, 2014, by and between the Company and Jeff Giarraputo. Attached as an exhibit to the Company’s Form 8-K dated April 25, 2014 and filed with the SEC on April 30, 2014, and hereby incorporated by reference.

14.1	Code of Conduct and Ethics dated May 15, 2014. Attached as an exhibit to the Company’s Form 8-K dated June 3, 2014 and filed with the SEC on June 9, 2014, and hereby incorporated by reference

99.1	Audit Committee Charter dated May 15, 2014. Attached as an exhibit to the Company’s Form 8-K dated June 3, 2014 and filed with the SEC on June 9, 2014, and hereby incorporated by reference.

99.2	Compensation Committee Charter dated May 15, 2014. Attached as an exhibit to the Company’s Form 8-K dated June 3, 2014 and filed with the SEC on June 9, 2014, and hereby incorporated by reference.

99.3
Nominations and Governance Committee Charter dated May 15, 2014. Attached as an exhibit to the Company’s Form 8-K dated June 3, 2014 and filed with the SEC on June 9, 2014, and hereby incorporated by reference.

99.4	Insider Trading Policy dated May 15, 2014. Attached as an exhibit to the Company’s Form 8-K dated June 3, 2014 and filed with the SEC on June 10, 2014, and hereby incorporated by reference.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer. Attached herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer. Attached herewith.

32.1	Section 906 Certifications. Attached herewith.

32.2	Section 906 Certifications. Attached herewith

101	Interactive data files pursuant to Rule 405 of Regulation S-T. (1)

(1) Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GROWLIFE, INC.

(Registrant)

Date: August 19, 2014	By:	/s/ Marco Hegyi
Marco Hegyi
President, and Director
(Principal Executive Officer)

Date: August 19, 2014	By:	/s/ Mark Scott
Mark Scott
Consulting Chief Financial Officer, Director and Secretary
(Principal Financial and Accounting Officer)