Form 10-Q
period 2014-09-30
GROWLIFE, INC.
filed 2014-11-19
CIK 1161582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 19, 2014 there were 879,143,771 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

ITEM 1.	FINANCIAL STATEMENTS

GROWLIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
ASSETS		(Audited)

CURRENT ASSETS:
Cash and cash equivalents	$241,645	$1,831,276
Restricted cash	-	46,400
Accounts receivable, net of allowance of $0 and $0, respectively	92,063	183,678
Inventory, net	803,517	1,253,721
Prepaid expenses	53,398	17,001
Other receivable	326	3,666
Deposits	36,883	46,173
Total current assets	1,227,832	3,381,915

EQUIPMENT, NET	29,625	53,758

OTHER ASSETS
Investment in related party	416,890	1,122,397
Intangible assets, net	380,389	460,300
Goodwill	739,000	739,000

TOTAL ASSETS	$2,793,736	$5,757,370

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade	$988,169	$1,095,204
Accrued expenses	279,917	175,603
Deferred revenue	-	30,888
Derivative liability	6,107,985	9,324,000
Related party note payable	-	1,160
Total current liabilities	7,376,071	10,626,855

LONG TERM LIABILITIES:
Convertible notes payable	817,227	974,479

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock - $0.0001 par value, 3,000,000 shares authorized, no shares
issued and outstanding	-	-
Common stock - $0.0001 par value, 3,000,000,000 shares authorized, 877,583,771
and 755,694,870 shares issued and outstanding at 9/30/14 and 12/31/13, respectively	87,760	75,571
Additional paid in capital	108,505,658	17,359,932
Unrealized gain on related party investment	415,730	1,121,237
Accumulated deficit	(114,408,710)	(24,400,704)
Total stockholders' deficit	(5,399,562)	(5,843,964)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,793,736	$5,757,370

The accompanying notes are an integral part of these condensed consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended,		Nine Months Ended,
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

NET REVENUE	$2,105,254	$1,313,399	$6,744,896	$2,939,026
COST OF GOODS SOLD	2,283,742	1,051,776	5,903,055	2,249,442
GROSS (LOSS) PROFIT	(178,488)	261,623	841,841	689,584
GENERAL AND ADMINISTRATIVE EXPENSES	1,923,032	1,289,634	6,684,325	3,545,849
OPERATING LOSS	(2,101,520)	(1,028,011)	(5,842,484)	(2,856,265)

OTHER INCOME (EXPENSE):
Change in fair value of derivative	(6,949,038)	67,130	(20,259,893)	(102,623)
Loss on extinguishment of debt	-	(750,000)	-	(752,750)
Interest expense, net	(28,715,712)	(129,697)	(63,905,629)	(929,002)
Other Income	-	35,865	-	35,998
Total other (expense)	(35,664,750)	(776,702)	(84,165,522)	(1,748,377)

(LOSS) BEFORE INCOME TAXES	(37,766,270)	(1,804,713)	(90,008,006)	(4,604,642)

Income taxes - current benefit	-	-	-	-

NET (LOSS)	$(37,766,270)	$(1,804,713)	$(90,008,006)	$(4,604,642)

Basic and diluted (loss) per share	$(0.04)	$(0.00)	$(0.11)	$(0.01)

Weighted average shares of common stock outstanding- basic and diluted	862,271,158	644,706,947	818,018,389	549,297,163

The accompanying notes are an integral part of these condensed consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended,
	September 30, 2014	September 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(90,008,006)	$(4,604,642)
Adjustments to reconcile net loss to net cash (used in)
operating activities
Depreciation and amortization	28,058	13,916
Amortization of intangible assets	79,911	87,747
Change in inventory reserve	12,711	-
Stock based compensation	623,799	-
Common stock issued for services	2,627,600	1,214,295
Amortization of debt discount	1,237,264	809,874
Change in fair value of derivative liability	20,259,893	102,623
Expense related to warrant	62,500,000	250,000
Loss on extinguishment of debt	-	752,750
Accrued interest on convertible notes payable	141,419	116,327
Changes in operating assets and liabilities:
Restricted Cash	46,400	-
Accounts receivable	91,615	46,663
Inventory	437,493	226,897
Prepaid expenses	(36,397)	31,259
Other receivable	3,340	(18,730)
Deposits	9,290	(15,909)
Accounts payable	(107,035)	(128,423)
Accrued expenses	104,314	93,400
Deferred revenue	(30,888)	(14,994)
CASH (USED IN) OPERATING ACTIVITIES	(1,979,219)	(1,036,947)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid to acquire Rocky Mountain Hydroponics	-	(550,000)
Cash acquired from acquisition of Rocky Mountain Hydroponics	-	(1,398)
Capital expenditures	(3,925)	(5,500)
NET CASH (USED IN) INVESTING ACTIVITIES:	(3,925)	(556,898)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	623,260
Proceeds from the issuance of convertible note	350,000	156,000
Proceeds from options exercised	44,673	9,000
Payment of notes payable	-	1,130,000
Payments of notes payable	-	(196,508)
Payments of notes payable - related party	(1,160)	-
Procceds from credit line	-	26,177
NET CASH PROVIDED BY FINANCING ACTIVITIES	393,513	1,747,929

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,589,631)	154,084

CASH AND CASH EQUIVALENTS, beginning of period	1,831,276	36,602

CASH AND CASH EQUIVALENTS, end of period	$241,645	$190,686

Supplemental disclosures of cash flow information:
Interest paid	$-	$4,685
Taxes paid	$-	$-

Non-cash investing and financing activities:
6% Senior secured convertible notes and interest converted into common stock	$62,025	$1,359,572
7% Convertible notes and interest converted into common stock	$1,384,207	$700,000
12% Senior secured convertible notes and interest converted into common stock	$439,688	$-
Common stock issued for cashless exercise of options	$357	$368
Common stock issued for services rendered	$-	$1,214,295
Fair value of warrants	$-	$250,000
Common stock issued to acquire Rocky Mountain Hydroponics and Evergreen
Garden Center	$-	$275,000
12% Senior secured convertible notes issued to acquire Rocky Mountain
Hydroponics and Evergreen Garden Center	$-	$800,000
Notes payable and interest for Greners acquisition converted into common stock	$-	$156,000

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

The Company’s trades through its wholly owned companies, including SG Technologies, Corp., Phototron, Inc., Business Bloom, Inc. (dba Greners.com), Soja, Inc. (dba Urban Garden Supply), GrowLife Hydroponics, Inc., and GrowLife Productions, Inc. In addition to the promotion and sales of GrowLife owned brands, GrowLife companies distribute and sell over 3,000 products through its on-line distribution channel, Greners.com, our on-line superstore, and through our retail storefronts. GrowLife and its business units are organized and directed to operate strictly in accordance with all applicable state and federal laws.

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

Suspension of Trading of the Company’s Securities

On April 10, 2014, the Company received notice from the SEC that trading of the Company’s common stock on the OTCBB was to be suspended from April 10, 2014 through April 24, 2014. The SEC issued its order pursuant to Section 12(k) of the Securities Exchange Act of 1934. According to the notice received by us from the SEC: “It appears to the Securities and Exchange Commission that the public interest and the protection of investors require a suspension of trading in the securities of GrowLife, Inc. because of concerns regarding the accuracy and adequacy of information in the marketplace and potentially manipulative transactions in GrowLife’s common stock.” The Company did not receive notice from the SEC that it was being formally investigated.

The suspension of trading eliminated the Company’s market makers, resulted in our trading on the gray sheets, resulted in legal proceedings and restricted our access to capital. On April 25, 2014, shares of the Company’s common stock resumed trading on the “grey sheets” and are not formally quoted or listed on any stock exchange at this time.

SEC Charges of Manipulating Our Securities

On August 5, 2014, the SEC charged four promoters with ties to the Pacific Northwest for manipulating the Company’s open market and conducted pre-arranged, manipulative matched orders and wash trades to create the illusion of an active market in these stocks.  The promoters then sold their shares in coordination with aggressive promotional campaigns that urged investors to buy the stocks because the prices were on the verge of rising substantially.

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

The Company anticipates that it will record losses from operations for the foreseeable future. As of September 30, 2014, our accumulated deficit was $114,408,710.  The Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements during this period primarily through the recurring issuance of convertible notes payable and advances from a related party. The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2013 and filed with the SEC on March 31, 2014 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

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

Inventories - Inventories are recorded on a first in first out basis. Inventory consists of raw materials, purchased finished goods and components held for resale. Inventory is valued at the lower of cost or market. The reserve for inventory was $103,436 and $90,725 at September 30, 2014 and December 31, 2013, respectively.

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

As of September 30, 2014, the Company had outstanding unsecured 7% convertible notes for $500,000 that the Company determined were a derivative liability due to the “reset” clause associated with the note’s conversion price. The Company valued the derivative liability of these notes at $3,830,034 using the Black-Scholes-Merton option pricing model.

As of September 30, 2014, the Company had outstanding unsecured 6% convertible notes for $350,000 that the Company determined were a derivative liability due to the “reset” clause associated with the note’s conversion price. The Company valued the derivative liability of these notes at $2,277,951 using the Black-Scholes-Merton option pricing model.

Sales Returns - We allow customers to return defective products when they meet certain established criteria as outlined in our sales terms and conditions. It is our practice to regularly review and revise, when deemed necessary, our estimates of sales returns, which are based primarily on actual historical return rates. We record estimated sales returns as reductions to sales, cost of goods sold, and accounts receivable and an increase to inventory. Returned products which are recorded as inventory are valued based upon the amount we expect to realize upon its subsequent disposition. As of September 30, 2014 and December 31, 2013, there was no reserve for sales returns, which are minimal based upon our historical experience.

Shipping and Handling Fees and Cost - For the nine months ended September 30, 2014 and 2013, shipping and handling fees billed to customers totaled $119,211 and $186,887, respectively, and were included in revenue.

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

Advertising Costs - Advertising costs are expensed as incurred and are recorded in general and administrative expenses. For the nine months ended September 30, 2014 and 2013, advertising costs of $133,229 and 118,638, respectively, were included in general and administrative expenses

Net Income (Loss) Per Share - Under the provisions of ASC 260, “Earnings per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The common stock equivalents have not been included as they are anti-dilutive. As of September 30, 2014, there were stock options outstanding for the purchase of 37,000,000 common shares, warrants for the purchase of 565,000,000 common shares, 159,873,143 shares related to convertible debt and 1,370,000 of shares to be issued under employment agreements which could potentially dilute future earnings per share.  As of September 30, 2013, there were stock options outstanding for the purchase of 2,351,187 common shares, warrants for the purchase of 5,000,000 common shares and 104,695,544 shares related to convertible debt which could potentially dilute future earnings per share.

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

The Company is amortizing the $366,000 of intangible assets at the rate of $6,100 per month over 5 years, with the Company recording $54,900 of non-cash amortization expense related to these intangible assets during the nine months ended September 30, 2014.

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

See accompanying notes to consolidated financial statements

NOTE 5 – TRANSACTIONS WITH CANX USA, LLC AND LOGIC WORKS LLC

Transactions with CANX, LLC and Logic Works LLC

On July 10, 2014, the Company closed a Waiver and Modification Agreement, Amended and Restated Joint Venture Agreement, Secured Credit Facility and Secured Convertible Note with CANX, and Logic Works LLC, a lender and shareholder of the Company. The Agreements require the filing of a registration statement on Form S-1 within 10 days of the filing of the Company’s Form 10-Q for the period ended June 30, 2014. The Company is currently working with CANX and Logic Works on the timing of the registration statement.

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

Waiver and Modification Agreement

The Company entered into a Waiver and Modification Agreement dated June 25, 2014 with Logic Works LLC whereby the 7% Convertible Note with Logic Works dated December 20, 2013 was modified to provide for (i) a waiver of the default under the 7% Convertible Note; (ii) a conversion price which is the lesser of (A) $0.025 or (B) twenty percent (20%) of the average of the three (3) lowest daily VWAPs occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable Conversion Date on which the Holder elects to convert all or part of this Note; (iii) the filing of a registration statement on Form S-1 within 10 days of the filing of the Company’s Form 10-Q for the period ended June 30, 2014; and (iv) continuing interest of 24% per annum. China West III converted its Note into common stock on June 4, 2014. The Company is currently working with CANX and Logic Works on the timing of the registration statement.

Amended and Restated Joint Venture Agreement

The Company entered into an Amended and Restated Joint Venture Agreement dated July 1, 2014 with CANX whereby the Joint Venture Agreement dated November 19, 2013 was modified to provide for (i)  up to $12,000,000 in conditional financing subject to review by GrowLife and approval by OGI for business growth development opportunities in the legal cannabis industry for up to six months, subject to extension; (ii) up to $10,000,000 in working capital loans, with each loaning requiring approval in advance by CANX;  (iii) confirmed that the five year warrants, subject to extension, at $0.033 per share for the purchase of 140,000,000 and 100,000,000 were fully earned and were not considered compensation for tax purposes by the Company; (iv) granted CANX five year warrants, subject to extension, to purchase 300,000,000 shares of common stock at the fair market price of $0.033 per share as determined by an independent appraisal; (v) warrants as defined in the Agreement related to the achievement of OGI milestones; (vi) a four year term, subject to adjustment and (vi) the filing of a registration statement on Form S-1 within 10 days of the filing of the Company’s Form 10-Q for the period ended June 30, 2014. The Company is currently working with CANX and Logic Works on the timing of the registration statement.

Secured Convertible Note and Secured Credit Facility
The Company entered into a Secured Convertible Note and Secured Credit Facility dated June 25, 2014 with Logic Works whereby Logic Works agreed to provide up to $500,000 in funding. Each funding requires approval in advance by Logic Works, provides for interest at 6% with a default interest of 24% per annum and requires repayment by June 26, 2016. The Note is convertible into common stock of the Company at the lesser of $0.0070 or (B) twenty percent (20%) of the average of the three (3) lowest daily VWAPs occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable conversion date on which Logic Works elects to convert all or part of this 6% Convertible Note, subject to adjustment as provided in the Note. The 6% Convertible Note is collateralized by the assets of the Company. The Company also has agreed to file a registration statement on Form S-1 within 10 days of the filing of the Company’s Form 10-Q for the three months ended September 30, 2014 and have the registration statement declared effective within ninety days of the filing of the Company’s Form 10-Q for the three months ended June 30, 2014. The Company is currently working with CANX and Logic Works on the timing of the registration statement.

On July 10, 2014, the Company closed a Waiver and Modification Agreement, Amended and Restated Joint Venture Agreement, Secured Credit Facility and Secured Convertible Note with CANX, and Logic Works LLC, a lender and shareholder of the Company. As of September 30, 2014, the Company has borrowed $350,000 under the Secured Convertible Note and Secured Credit Facility dated June 25, 2014 with Logic Works.

OGI was incorporated on January 7, 2014 in the State of Nevada and had no business activities during the nine months ended September 30, 2014.

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

NOTE 7 – INVENTORY

Inventory as of September 30, 2014 and December 31, 2013 consists of the following:

	September 30, 2014	December 31, 2013
	(Unaudited)	(Audited)

Raw materials	$103,436	$94,681
Finished goods	803,517	1,028,037
Inventory in transit	-	221,728
Inventory reserve	(103,436)	(90,725)
Total	$803,517	$1,253,721

Raw materials relate to Phototron inventory, which is assembled into finished units that are shipped to the Company’s customers. Finished goods inventory relates Phototron inventory and product at the Company’s retail stores, which is product purchased from distributors, and in some cases directly from the manufacturer, and resold at our stores. Inventory in transit relates to product purchased by the Company but which had not been received as of September 30, 2014.

The Company reviews its inventory on a periodic basis to identify products that are slow moving and/or obsolete, and if such products are identified, the Company records the appropriate inventory impairment charge at such time.

NOTE 8 – PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2014 and December 31, 2013 consists of the following:

	September 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)

Machines and equipment	$63,172	$63,172
Furniture and fixtures	49,787	49,787
Computer equipment	52,304	52,304
Leasehold improvements	56,965	53,040
Total property and equipment	222,228	218,303
Less accumulated depreciation and amortization	(192,603)	(164,545)
Net property and equipment	$29,625	$53,758

Fixed assets, net of accumulated depreciation, were $29,625 and $53,758 as of September 30, 2014 and December 31, 2013, respectively. Accumulated depreciation was $192,603 and $164,545 as of September 30, 2014 and December 31, 2013, respectively. Total depreciation expense was $28,058 and $13,916 for the nine months ended September 30, 2014 and 2013, respectively. All equipment is used for selling, general and administrative purposes and accordingly all depreciation is classified in selling, general and administrative expenses.

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

The value of the Company’s investment in Vape as of December 31, 2013 was $5.60 per share, or $1,122,397. As of September 30, 2014, the Company’s investment in Vape was valued at $416,890. The Company recorded the $705,507 loss in the value of its investment in Vape by decreasing its “Investment in a related party” balance sheet account while also recording a corresponding decrease to “Unrealized loss on investment in a related party” in the Stockholders’ deficit section of the Company’s balance sheet.

As of the date of this filing, the Company sold 200,428 shares of Vape’s common stock for net proceeds of $187,952.

NOTE 10 – INTANGIBLE ASSETS

Intangible assets as of September 30, 2014 consisted of the following:

Intangible Assets:	Estimated Useful Lives	Cost	Accumulated Amortization	Net Book Value
RMH/EGC acquisition- customer contracts	5 years	$366,000	$(97,600)	$268,400
Greners acquisition- customer contracts	5 years	230,000	(121,611)	108,389
Phototron acquisition- customer contracts	5 years	215,000	(215,000)	-
Soja, Inc. (Urban Garden Supply) acquisition- customer contracts	5 years	60,000	(60,000)	-
Trademarks		3,600	-	3,600
Total intangible assets		$874,600	$(494,211)	$380,389

Total amortization expense was $79,911 and $87,747 for the nine months ended September 30, 2014 and 2013, respectively.

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

As of September 30, 2014, the Company had outstanding unsecured 7% convertible notes for $500,000 that the Company determined were a derivative liability due to the “reset” clause associated with the note’s conversion price. The Company valued the derivative liability of these notes at $3,830,034 using the Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions (i) dividend yield of 0%; (ii) expected volatility of 200%; (iii) risk free rate of 0.78%, (iv) stock price of $0.05, (v) per share conversion price of $0.007, and (vi) expected term of 8 months to one year, as the Company estimates that these notes will be converted by June 25, 2015 to September 30, 2015.

As of September 30, 2014, the Company had outstanding unsecured 6% convertible notes for $350,000 that the Company determined were a derivative liability due to the “reset” clause associated with the note’s conversion price. The Company valued the derivative liability of these notes at $2,277,951 using the Black-Scholes-Merton option pricing model. which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions (i) dividend yield of 0%; (ii) expected volatility of 200%; (iii) risk free rate of 0.78%, (iv) stock price of $0.08-0.11, (v) per share conversion price of $0.007, and (vi) expected term of 1.9-1.96 years.

The risk-free rate of return reflects the interest rate for the United States Treasury Note with similar time-to-maturity to that of the warrants.

	Fair Value Measurements Using Inputs			Carrying Amount at September 30,
Financial Instruments	Level 1	Level 2	Level 3	2014

Liabilities:
Derivative Instruments - Warrants	$-	$6,107,985	$-	$6,107,985

Total	$-	$6,107,985	$-	$6,107,985

For the nine months ended September 30, 2014, the Company recorded a non-cash gain of $3,216,015 related to the “change in fair value of derivative” expense related to its 6% and 7% convertible notes.

NOTE 12 – RELATED PARTY TRANSACTIONS

In May 2013, the family of Sterling Scott, the Company’s former Chief Executive Officer, wired $1,160 on behalf of the Company to Vape Holdings, Inc. in relation to the purchase, by the Company, of shares of Vape’s common stock. The amount and accrued interest of $1,242 was paid on June 10, 2014.

Sterling Scott advanced various amounts to the Company. As of December 31, 2011, the amount due the CEO was $183,103, and additional advances of $98,897 were made to the Company through April 5, 2012. On April 5, 2012, the CEO converted $282,000 of these advances into a 6% senior convertible note. Mr. Scott made further advances during the year ended December 31, 2012 which were converted into the 6% senior convertible note. As of December 31, 2013, total amount owed to Mr. Scott was $453,932, which consisted of $413,680 in principal and $40,252 in accrued interest. As of September 10, 2014, the outstanding principal balance on Mr. Scott’s 6% convertible note was $413,680 and accrued interest were sold to two parties not related to the Company.

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

NOTE 13 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable as of September 30, 2014 consists of the following:

		Accrued	Debt	Balance As of September 30,
	Principal	Interest	Discount	2014
6% Senior secured convertible notes (2012)	$413,680	$65,413	$(37,383)	$441,710
6% Secured convertible note (2014)	350,000	4,348	(305,654)	48,694
7% Convertible note ($850,000)	250,000	28,849	(125,004)	153,845
7% Convertible note ($1,000,000)	250,000	59,345	(136,367)	172,978
	$1,263,680	$157,955	$(604,408)	$817,227

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

During July 2014, the Company reached settlement agreements with the holders of the 7% Convertible Notes Payable and the Company is not in default under any of our convertible notes payable. The Company is accruing interest at the interest rate in the settlement agreements or convertible notes.

6% SENIOR SECURED CONVERTIBLE NOTES PAYABLE (2012)

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

During the nine months ended September 30, 2014, the Company recorded interest expense of $26,242 and $64,713 of non-cash interest expense related to the amortization of the debt discount associated with these 6% convertible notes, respectively. As of September 30, 2014, the outstanding principal on these 6% convertible notes was $413,680, accrued interest was $65,413, and unamortized debt discount was $37,383, which results in a net amount of $441,710. The Company accrued interest on these notes at the default rate of 12% from April 10, 2014 to July 10, 2014.

6% SECURED CONVERTIBLE NOTE AND SECURED CREDIT FACILITY (2014)

The Company entered into a Secured Convertible Note and Secured Credit Facility dated June 25, 2014 with Logic Works whereby Logic Works agreed to provide up to $500,000 in funding. Each funding requires approval in advance by Logic Works, provides for interest at 6% with a default interest of 24% per annum and requires repayment by June 26, 2016. The Note is convertible into common stock of the Company at the lesser of $0.0070 or (B) twenty percent (20%) of the average of the three (3) lowest daily VWAPs occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable conversion date on which Logic Works elects to convert all or part of this 6% Convertible Note, subject to adjustment as provided in the Note. The 6% Convertible Note is collateralized by the assets of the Company. The Company also has agreed to file a registration statement on Form S-1 within 10 days of the filing of the Company’s Form 10-Q for the three months ended June 30, 2014 and have the registration statement declared effective within ninety days of the filing of the Company’s Form 10-Q for the three months ended June 30, 2014. The Company is currently working with CANX and Logic Works on the timing of the registration statement.

On July 10, 2014, the Company closed a Waiver and Modification Agreement, Amended and Restated Joint Venture Agreement, Secured Credit Facility and Secured Convertible Note with CANX, and Logic Works LLC, a lender and shareholder of the Company. As of September 30, 2014, the Company has borrowed $350,000 under the Secured Convertible Note and Secured Credit Facility, accrued interest was $4,348 and the unamortized debt discount was $305,654, which results in a net amount of $48,694.

7% CONVERTIBLE NOTE PAYABLE

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

On April 9, 2014, the Company issued 5,347,032 shares of its common stock to Forglen LLC related to the conversion of  $125,000 of principal and $8,676 of accrued interest at a per share conversion price of $0.025 of the Company’s 7% Convertible Notes Payable. Upon the conversion of the $125,000, the Company recorded $197,915 of non-cash interest expense to fully amortize the remaining portion of the debt discount related to the $125,000 of principal. On July 14, 2014, the Board of Directors approved a Settlement Agreement and Waiver of Default dated June 19, 2014 with Forglen related to the 7% Convertible Note. The Company cancelled the April 9, 2014 conversion as a result of the SEC suspension in the trading of the Company’s securities. The Company recorded a non-cash interest credit $67,703 to record this transaction.

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

On July 31, 2014, Logic Works, a Holder of the Company’s 7% Convertible Notes Payable, converted $250,000 of principal into 35,714,286 shares of the Company’s common stock at a per share conversion price of $0.007. Upon the conversion of the $250,000, the Company recorded $181,820 of non-cash interest expense to fully amortize the remaining portion of the debt discount related to the $250,000 of principal.

During the nine months ended September 30, 2014, the Company recorded interest expense of $106,734 and $1,436,920 of non-cash interest expense related to the amortization of the debt discount associated with these 7% convertible notes, respectively. As of September 30, 2014, the outstanding principal on these 7% convertible notes was $500,000, accrued interest was $88,194, and unamortized debt discount was $261,371, which results in a net amount of $326,823.

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

On March 31, 2014, the Company issued 500,000 shares to each of its four independent Board Directors, The Company valued the 2,000,000 shares at $0.58 per share which was the closing price of the Company’s common stock on March 31, 2014. The Company recorded stock based compensation of $1,160,000 during the three months ended March 31, 2014. On April 25, 2014, the Company entered into four Restricted Stock Cancellation Agreements with the four independent members of the Company’s Board of Directors, pursuant to which the Directors agreed to each cancel 500,000 shares of the Company’s restricted common stock granted to each Director on March 31, 2014. The Company recorded a reduction in common stock and an increase in additional paid in capital of $200 during the nine months ended September 30, 2014 are related to cancellation of the Restricted Stock Agreements.

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

On July 3, 2014, Sterling Scott exercised his option on a cashless basis and was issued 795,455 shares of restricted common stock at $.085 per share. Mr. Scott was awarded a stock option grant on November 3, 2013 for 12,000,000 shares and had vested 3,500,000 shares as of his resignation on May 19, 2014. The shares were valued at the fair market price of $0.085 per share.

On July 3, 2014, Robert Shapero, a Holder of the Company’s 6% Convertible Notes Payable, converted $25,000 of principal and $4,136 of accrued interest into 4,162,623 shares of the Company’s common stock at a per share conversion price of $0.007.

On April 9, 2014, the Company issued 5,347,032 shares of its common stock to Forglen LLC related to the conversion of  $125,000 of principal and $8,676 of accrued interest at a per share conversion price of $0.025 of the Company’s 7% Convertible Notes Payable. On July 14, 2014, the Board of Directors approved a Settlement Agreement and Waiver of Default dated June 19, 2014 with Forglen related to the 7% Convertible Note. The Company cancelled the April 9, 2014 conversion as a result of the SEC suspension in the trading of the Company’s securities.

On July 15, 2014, the Company entered into a Severance Agreement with Mr. Genesi whereby Mr. Genesi resigned as Chief Financial Officer and the Parties cancelled the Executive Employment Agreement dated November 3, 2013. The Company agreed to issue 6,000,000 shares of restricted common stock. The shares were valued at the fair market price of $0.08 per share.

On July 31, 2014, Logic Works, a Holder of the Company’s 7% Convertible Notes Payable, converted $250,000 of principal into 35,714,286 shares of the Company’s common stock at a per share conversion price of $0.007.

On August 1, 2014, the Company issued 300,000 shares of its common stock to Joseph Barnes pursuant to an Manager Services Agreement with Mr. Barnes dated August 1, 2013. The shares were valued at the fair market price of $0.08 per share.

On August 15, 2014, the Company issued 300,000 shares of its common stock to Dennis Kuznetsov pursuant to an Employment Agreement with Mr. Kuznetsov dated August 15, 2013. The shares were valued at the fair market price of $0.06 per share.

On August 27, 2014, the Company issued 5,000,000 shares of its common stock to D. Weckstein and Co., Inc. pursuant to an Investment Banking Letter. The shares were valued at the fair market price of $0.08 per share.

On September 15, 2014, the Company issued 80,000 shares of its common stock to Josh Nash pursuant to an Employment Agreement with Mr. Nash dated September 15, 2013. The shares were valued at the fair market price of $0.07 per share.

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

The Company entered into an Amended and Restated Joint Venture Agreement dated July 1, 2014 with CANX and granted on July 10, 2014 CANX five year warrants, subject to extension, to purchase 300,000,000 shares of common stock at the fair market price of $0.033 per share as determined by an independent appraisal; The warrants vest immediately and are exercisable in whole, or in part, at any time and from time to time on or after the issue date and on or before the termination date. The Company valued the warrants at the time of issuance using the Black-Scholes option pricing model using the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 161.0%; (iii) risk free rate of 0.78% and (iv) an expected term of five years. The Company expensed the entire $28,800,000 at the time of issuance because the warrants vested immediately and were also exercisable immediately.

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

A summary of the warrants issued as of September 30, 2014 were as follows:

	September 30, 2014
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	165,000,000	$0.040
Issued	400,000,000	0.033
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at end of period	565,000,000	$0.035
Exerciseable at end of period	565,000,000

A summary of the status of the warrants outstanding as of September 30, 2014 is presented below:

	September 30, 2014
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life	Price	Exerciseable	Price
540,000,000	4.56	$0.033	540,000,000	$0.033
25,000,000	4.19	0.080	25,000,000	0.080

565,000,000	4.52	$0.035	565,000,000	$0.035

Warrants totaling 565,000,000 shares of common stock have an intrinsic value of $25,380,000 as of September 30, 2014.

NOTE 15 – STOCK OPTIONS

Description of Stock Option Plan

In fiscal year 2011, the Company authorized a Stock Incentive Plan whereby a maximum of 18,870,184 shares of the Company’s common stock could be granted in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, and Other Stock-Based Awards. On April 18, 2013, the Company’s Board of Directors voted to increase to 35,000,000 the maximum allowable shares of the Company’s common stock allocated to the 2011 Stock Incentive Plan. The Company has outstanding unexercised stock option grants totaling 37,000,000 shares as of September 30, 2014. All grants are considered non-qualified until the increase is approved by the shareholders.

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

On November 3, 2013, the Company’s Board of Directors approved a stock option grant to Rob Hunt, a then Director and President of GrowLife Hydroponics, Inc., via the Company’s 2011 Stock Incentive Plan to purchase 12,000,000 shares of the Company’s common stock at an exercise price of $0.043 per share, which represents the fair value of one share of the Company’s common stock on June 7, 2013. The option grant was made retro-active to June 8, 2013, the date on which Mr. Hunt became a Director of the Company and the President of GrowLife Hydroponics, Inc. Per the terms of the stock option agreement, the shares were to vest in twenty-four (24) equal monthly installments on the last day of each month commencing from and after June 7, 2013, they could be exercised at any time on or after the grant date, the term was ten years, and the options could be exercised on a cashless basis. The Company valued the options at $228,000 using the Black-Scholes option pricing model using the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 82.77%; (iii) risk free rate of 0.04%, (iv) expected term of 2 years, and a per share market price of $0.043, which was the closing price of the Company’s shares on June 7, 2013. Beginning in June 2013 and ending May 2015, the Company will expense the $228,000 over the 24-month vesting term of the option.On October 17, 2014, the Company entered into a Settlement Agreement and Release with Mr. Robert Hunt, whereby the Parties cancelled the Executive Services Agreement ("ESA") dated June 7, 2013 and his stock option grant for 12,000,000 shares.

During the nine months ending September 30, 2014, the Company had the following stock option activity:

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

On June 3, 2014, the Company’s Board of Directors granted four employees, a stock option via the Company’s 2011 Stock Incentive Plan to purchase a total 9,000,000 shares of the Company’s common stock at an exercise price of $0.150 per share, which represents the fair value of the Company’s common stock on the date of grant. Per the terms of the stock option agreement, the shares were to vest in twenty-four (24) equal monthly installments starting August 1, 2013 to October 1, 2013.  The term was five years, and the options could be exercised on a cashless basis. The Company valued the options at $608,724 using the Black-Scholes option pricing model using the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 200.0%; (iii) risk free rate of 0.78%, (iv) expected term of 3 years, and a per share market price of $0.15, which was the closing price of the Company’s shares on June 3, 2014. Beginning in June 2014 and ending October 2015, the Company will expense the $608,724 over the 24-month vesting term of the option.

On July 31, 2014, the Company’s Board of Directors granted Mr. Scott an option to purchase 16,000,000 shares of the Company’s Common Stock under the Company’s 2011 Stock Incentive Plan at an exercise price of $0.07 per share, the fair market price on July 31, 2014. The Shares vest as follows:

i	Two million of the Shares will vest immediately upon securing a market maker with an approved 15c2-11 resulting in the Company’s relisting on OTCBB (not earned as of September 30, 2014);

ii	Two million Shares will vest immediately upon the successful approval and effectiveness of the Company’s S-1(not earned as of September 30, 2014);

iii	Two million Shares will vest immediately upon the Company’s resolution of the class action lawsuits (not earned as of September 30, 2014); and,

iv	Ten million Shares will vest on a monthly basis over a period of three years beginning on the July 1, 2014.

All options will have a five-year life and allow for a cashless exercise. The stock option grant is subject to the terms and conditions of the Company’s Stock Incentive Plan, including vesting requirements.  The Company valued the grant for 10,000,000 shares at $292,480 using the Black-Scholes option pricing model using the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 200.0%; (iii) risk free rate of 0.78%, (iv) expected term of 3 years, and a per share market price of $0.07, which was the closing price of the Company’s shares on July 1, 2014. Beginning in August 2014 and ending five years from issuance, the Company will expense the $292,480 over the 36-month vesting term of the option.

As of September 30, 2014, there are 37,000,000 options to purchase common stock at an average exercise price of $0.081 per share outstanding under the 2011 Stock Incentive Plan. The Company recorded $623,799 and $0 of compensation expense, net of related tax effects, relative to stock options for the nine months ended September 30, 2014 and 2013 in accordance with ASC 505. Net loss per share (basic and diluted) associated with this expense was approximately ($0.00).

Stock option activity for the nine months ended September 30, 2014 and the years ended December 31, 2013 and 2012 is as follows:

		Weighted Average
	Options	Exercise Price	$
Outstanding as of December 31, 2011	30,861,087	0.070	2,160,276
Granted	-	-	-
Exercised	2,351,187	-	-
Forfeitures	(18,009,900)	(0.050)	(900,495)
Outstanding as of December 31, 2012	12,851,187	0.098	1,259,781
Granted	34,000,000	0.070	2,386,000
Exercised	-	-	-
Forfeitures	(6,000,000)	(0.030)	(180,108)
Outstanding as of December 31, 2013	40,851,187	0.085	3,465,673
Granted	25,000,000	0.099	2,470,000
Exercised	(5,126,187)	(0.13)	(682,923)
Forfeitures	(23,725,000)	(0.096)	(2,266,751)
Outstanding as of September 30, 2014	37,000,000	$0.081	$2,986,000

The following table summarizes information about stock options outstanding and exercisable at September 30, 2014:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining Life	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Exerciseable	Exerciseable	Exerciseable
0.043	12,000,000	8.73 years	$0.043	5,500,000	$0.043
0.070	16,000,000	4.83 years	$0.070	1,111,111	$0.070
0.150	9,000,000	4.73 years	0.150	1,000,000	0.150
	37,000,000	6.07 years	$0.081	7,611,111	$0.082

Stock option grants totaling 22,000,000 shares of common stock have an intrinsic value of $544,000 as of September 30, 2014.

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

Class Actions Alleging Violations of Federal Securities Laws

On April 18, 2014, a class action lawsuit alleging violations of federal securities laws was filed against the Company in the United States District Court, Central District of California (Randy Romero v. Growlife, Inc., et al.; Case No.: 2:14-cv-03015) (the “Romero Action”).

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

Lead Counsel will have 60 days to file a Consolidated Class Action Complaint with the input of the other two plaintiffs and their counsel. This Consolidated Complaint will combine the claims of all three matters into one single pleading for our response.  After being served with the Consolidated Complaint the Company will have 60 days to file a responsive pleading.

Shareholder Derivative Actions

On May 15, 2014, a shareholder derivative action was filed against the then Board of Directors (the “Directors”) of the Company with the Court entitled Steve Roof v. Sterling C. Scott, et al. (2:14-cv-03777) (the “Roof Derivative Action”). We were also named as a nominal defendant.  The Roof Derivative Action alleges claims against the Directors including breach of fiduciary duty and duty of loyalty, abuse of control and unjust enrichment.  The Company has entered a general appearance in this action, and has open extension to move to dismiss this Complaint.

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

The Company’s insurer, AmTrust North America has recently filed suit contesting some of the insurance coverages regarding some of the recently filed class action lawsuits against GrowLife. This lawsuit has not been served, and the Company has not appeared in this action.

Section 16(b) Claims

The Company received four demand letters from potential plaintiffs regarding alleged Section 16(b) short-swing violations by Sterling Scott. The Company believe the claims are without merit and has responded to the Section 16(b) claims accordingly. Two of the four claims have acknowledged our position and have been withdrawn.  There has been no response to our position from the remaining two potential plaintiffs.

It is possible that additional class actions or lawsuits may be filed and served on the Company.

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

On August 26, 2013, the Company entered into a lease agreement for warehouse and retail space for its Greners (Business Bloom, Inc.) business unit in Santa Rosa, California. The lease commencement date was September 1, 2013 with an expiration date of August 31, 2015. The monthly rent is $3,000. The Company is negotiating the termination of this lease.

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

On June 18, 2014, the Company rented space at 500 Union Street, Suite 406, Seattle, Washington for its corporate office. The rental expires November 30, 2014 and the monthly payment is $1,300.

The aggregate future minimum lease payments under operating leases, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended September 30,	Total
2015	$213,413
2016	116,073
2017	82,443
2018	-
2019	-
Beyond	-
Total	$411,929

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

Agreements with Rob Hunt

On June 7, 2013, the Company entered into an Executive Services Agreement with Rob Hunt, pursuant to which the Company engaged Mr. Hunt, from June 8, 2013 through June 7, 2015 to provide consulting and management services as the President of GrowLife Hydroponics, Inc. Upon Mr. Hunt’s employment by the Company, the Company paid Mr. Hunt an annual salary of $75,000 (the “Base Salary”). Such Base Salary shall increase to the annual rate of $100,000 on the first day of the month following the month in which GrowLife’s gross monthly sales reach $840,000. Mr. Hunt was entitled to receive an annual cash bonus (“Bonus”) Mr. Hunt received, upon approval by the Company’s Board of Directors, non-qualified options to purchase 12,000,000 shares of the Company’s common stock, at a per share exercise price equal to the fair market value of one share of the Company’s common stock on the June 7, 2013 grant date and vested in 24 equal monthly installments on the last day of each month commencing from and after June 7, 2013. The options included a cashless exercise feature.

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

On October 17, 2014, the Company, entered into a Settlement Agreement and Release with Mr. Robert Hunt, whereby the Parties cancelled the Executive Services Agreement dated June 7, 2013 and his stock option grant for 12,000,000 shares. The Company agreed to issue 6,000,000 shares of restricted common stock under certain conditions, pay cash severance totaling $50,000 monthly over five month starting October 25, 2014 and reimburse Mr. Hunt for health insurance benefits and other expenses monthly over five months starting October 25, 2014. The Parties entered into a release agreement.

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

Subsequent to September 30, 2014, the following material transactions occurred:

Promotion Letter with Joseph Barnes

On October 10, 2014, the Company entered into a Promotion Letter with Joseph Barnes which was effective October 1, 2014 pursuant to which the Company engaged Mr. Barnes as its Senior Vice-President of Business Development from October 1, 2014 on an at will basis. This Promotion Letter supersedes and cancels the Manager Services Agreement with Mr. Barnes dated August 1, 2013.

Per the terms of the Barnes Agreement, Mr. Barnes’s compensation is $90,000 on an annual basis. Mr. Barnes received a bonus of $6,500 and is also entitled to receive a quarterly bonus based on growth of the Company’s growth margin dollars. Mr. Barnes was granted an option to purchase eight million shares of the Company’s Common Stock under the Company’s 2011 Stock Incentive Plan at an exercise price on the date of grant. The Shares vest as follows:

i	Two million of the Shares will vest immediately;

iv	Six million Shares will vest on a monthly basis over a period of three years beginning on the date of grant.

All options will have a five-year life and allow for a cashless exercise. The stock option grant is subject to the terms and conditions of the Company’s Stock Incentive Plan, including vesting requirements.  In the event that Mr. Barnes’s continuous status as employee to the Company is terminated by the Company without Cause or Mr. Barnes terminates his employment with the Company for Good Reason as defined in the Barnes Agreement, in either case upon or within twelve months after a Change in Control as defined in the Company’s Stock Incentive, then 100% of the total number of Shares shall immediately become vested.

Mr. Barnes will be entitled to participate in all group employment benefits that are offered by the Company to the Company’s senior executives and management employees from time to time, subject to the terms and conditions of such benefit plans, including any eligibility requirements. Finally, Mr. Barnes is entitled to fifteen days of vacation annually and also has certain insurance and travel employment benefits.

Mr. Barnes may receive severance benefits and the Company’s obligation under a termination by the Company without Cause or Mr. Barnes terminates his employment for Good Reason are discussed above.

Settlement Agreement and Release with Robert Hunt

On October 17, 2014, the Company, entered into a Settlement Agreement and Release with Mr. Robert Hunt, whereby the Parties cancelled the Executive Services Agreement dated June 7, 2013 and Mr. Hunt’s stock option grant for 12,000,000 shares. The Company agreed to issue 6,000,000 shares of restricted common stock under certain conditions, pay cash severance totaling $50,000 monthly over five month starting October 25, 2014 and reimburse Mr. Hunt for health insurance benefits and other expenses monthly over five months starting October 25, 2014. The Parties entered into a release agreement.

Subsequent to September 30, 2014, the following other transactions occurred:

Equity Issuances

On October 1, 2014, the Company issued 100,000 shares of its common stock to Jeremy Belmont pursuant to an Employment Agreement with Mr. Belmont dated October 1, 2013. The shares were valued at the fair market price of $0.06 per share.

On October 8, 2014, Fifth Avenue Law Group PLLP converted debt of $68,000 debt into 1,360,000 shares of the Company’s common stock at a per share conversion price of $0.05.

On October 31, 2014, the Company issued 100,000 shares of its common stock to Frank Hariton pursuant to a Legal Agreement with Mr. Hariton dated August 14, 2014. The shares were valued at the fair market price of $0.05 per share.

Promotion Letter with Jeremy Belmont

On October 10, 2014, the Company entered into a Promotion Letter with Jeremy Belmont which was effective October 1, 2014 pursuant to which the Company engaged Mr. Belmont as Vice President of Sales from October 1, 2014 on an at will basis. This Promotion Letter supersedes and cancels the Manager Services Agreement with Mr. Belmont dated October 1, 2013.

Per the terms of the Belmont Agreement, Mr. Belmont’s compensation is $72,000 on an annual basis. Mr. Belmont received a bonus of $6,500 and is also entitled to receive a quarterly bonus based on growth of the Company’s growth margin dollars. Mr. Barnes was granted an option to purchase five million shares of the Company’s Common Stock under the Company’s 2011 Stock Incentive Plan at an exercise price on the date of grant. The Shares vest as follows:

i	One million four hundred thousand of the Shares will vest immediately;

iv	Three million six hundred thousand Shares will vest on a monthly basis over a period of three years beginning on the date of grant.

All options will have a five-year life and allow for a cashless exercise. The stock option grant is subject to the terms and conditions of the Company’s Stock Incentive Plan, including vesting requirements.  In the event that Mr. Belmont’s continuous status as employee to the Company is terminated by the Company without Cause or Mr. Belmont terminates his employment with the Company for Good Reason as defined in the Belmont Agreement, in either case upon or within twelve months after a Change in Control as defined in the Company’s Stock Incentive, then 100% of the total number of Shares shall immediately become vested.

Mr. Belmont will be entitled to participate in all group employment benefits that are offered by the Company to the Company’s senior executives and management employees from time to time, subject to the terms and conditions of such benefit plans, including any eligibility requirements. Finally, Mr. Belmont is entitled to fifteen days of vacation annually and also has certain insurance and travel employment benefits.

Mr. Belmont may receive severance benefits and the Company’s obligation under a termination by the Company without Cause or Mr. Belmont terminates his employment for Good Reason are discussed above.

Promotion Letter with Adam Edwards

On October 10, 2014, the Company entered into a Promotion Letter with Adam Edwards which was effective October 1, 2014 pursuant to which the Company engaged Mr. Edwards as Vice President of Sales from October 1, 2014 on an at will basis.

Per the terms of the Edwards Agreement, Mr. Edwards’s compensation is $72,000 on an annual basis. Mr. Edwards received a bonus of $6,500 and is also entitled to receive a quarterly bonus based on growth of the Company’s growth margin dollars. Mr. Barnes was granted an option to purchase four million five hundred thousand shares of the Company’s Common Stock under the Company’s 2011 Stock Incentive Plan at an exercise price on the date of grant. The Shares vest immediately.

All options will have a five-year life and allow for a cashless exercise. The stock option grant is subject to the terms and conditions of the Company’s Stock Incentive Plan, including vesting requirements.  In the event that Mr. Edwards’s continuous status as employee to the Company is terminated by the Company without Cause or Mr. Edwards terminates his employment with the Company for Good Reason as defined in the Edwards Agreement, in either case upon or within twelve months after a Change in Control as defined in the Company’s Stock Incentive, then 100% of the total number of Shares shall immediately become vested.

Mr. Edwards will be entitled to participate in all group employment benefits that are offered by the Company to the Company’s senior executives and management employees from time to time, subject to the terms and conditions of such benefit plans, including any eligibility requirements. Finally, Mr. Edwards is entitled to fifteen days of vacation annually and also has certain insurance and travel employment benefits.

Mr. Edwards may receive severance benefits and the Company’s obligation under a termination by the Company without Cause or Mr. Edwards terminates his employment for Good Reason are discussed above.

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

OVERVIEW

Our goal of becoming the nation’s largest cultivation facility service provider for the production of organics, herbs and greens and plant-based medicines has not changed. Our mission is to best serve more cultivators in the design, build-out and expansion of their facilities with products of high quality, exceptional value and competitive price. Through a nationwide network of local representatives, regional centers and its e-Commerce team, GrowLife provides essential goods and services including media (i.e., farming soil), industry-leading hydroponics equipment, plant nutrients, and thousands more products to specialty grow operations starting with 17 states. GrowLife is headquartered in Seattle, Washington and was founded in 2012 with the Closing of the Agreement and Plan of Merger with SGT Merger Corporation.

Starting in June 2014 we focused on cost reductions without compromising revenue growth has been our focus.  The primary reduction in operating costs came from streamlining non-profitable personnel, lowering expenses by replacing the Woodland Hills, California headquarters with that of Seattle, Washington that serves more people at a lower cost, closing the unprofitable Peabody, Massachusetts superstore, and relocated the Greners eCommerce operation from Santa Rosa, California to Colorado.  The eCommerce fulfillment is being temporarily served from the Boulder, Colorado store until the new Denver facility is set up.  Additional cost reductions were made by reducing full-time employees from 46 to 26 and adding direct sales people to provide greater customer coverage.  Finally, Phototron warehousing with $4,313 rent was replaced with storage units of about 1/3 the cost. While transition costs are still being paid out, the repurposing of company resources has resulted in an estimated 60% operating cost savings and allows for greater market reach and efficiencies.

However, the challenges of operating a public company under the strains gray market trading and lawsuits, that are in negotiations, as well as limited access to investment capital kept the company lean.  We also chose to convert about three month’s of inventory into cash.  This reduced our inventory level from $1.8 million to $800,000 and lowered our gross margins to (8%).  This conscientious decision was made to help us transition through this period. As for our $1.9 million expenses, there were approximately $880,000 in non-recurring/non-cash stock expenses, which resulted in net cash expenses at approximately $1 million for the three months ended September 30, 2014.

We remain focused on hiring the best people that are knowledgeable in using the most progressive growing technologies that fit our customer’s needs.  Whether they are small-scale local cultivation facilities or large-scale regional cultivators, our customer service team recommends smart medium, cost-effective lighting and ventilation, and the right nutrients that are best suited for the crop objective.  Our knowledge layer is strategic for the evolution of the indoor growing industry.  Unlike an outdoor superstore, GrowLife serves the specialty cultivation business as indoor crops are designed to deliver multiple grow cycles with greater quality and yield not available in outdoor agriculture.   Technologies will be available to provide our customers with a way to further tune their ordering process and crop development using their own experience.

Products

Our products are as follows:

GrowLife provides essential supplies and services including media (i.e., farming soil), industry-leading hydroponics equipment, power-efficient lighting, plant nutrients, and thousands more products to specialty cultivation facilities. We offer more than 3,000 products to cultivators through direct sales, stores and our e-Commerce site. GrowLife is also pilot testing a new brand of third party products, GrowLife eco,that provides a set of lower carbon footprint products that reduce operating cultivator operating costs.  The GrowLife eco products are sold through both GrowLife outlets and other non-GrowLife retailers across the country.  This line includes the exclusive distribution of VegaMatrix, a leading veganics plant nutrient line for specialty crops including plant-based medicines. The result of this pilot program is expected to provide greater market coverage of the GrowLife brand and increase gross margins.

Over the last four decades Phototron has provided a self-contained growing environment for a single plant.  The cost of individually producing each Phototron unit, as well as the decrease in demand for a $500+ growing unit, has resulted in the Company’s decision to design and develop alternative products better suited for today’s market.  When the time is right the Phototron products that best fit the needs of the customer using its trusted brand will be introduced.

The Stealth Grow Technology Corp. subsidiary has effectively transitioned from expensive LED lighting systems to leveraging its popular brand on private label commodity products such as lights, fans, hoods and tents.  The Company’s experience gained from selling the LED lighting technology showed us that while power consumption is low, the limited range of low-powered light is not effective for long-stemmed plants.  Yet, the Stealth Grow brand is well recognized among commercial growers.  As a result, it has found strong brand appeal to an audience seeking basic products for private cultivation.

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

Indoor growing techniques, however, are not limited to plant-based medicines. Vertical farms producing organic fruits and vegetables are beginning to emerge in the market due to a rising shortage of farmland, and environmental vulnerabilities including drought, other severe weather conditions and insect pests.  Indoor growing techniques enables cultivators to grow crops all-year-round in urban areas, and take up less ground while minimizing environmental risks. Indoor growing techniques typically require a more significant upfront investment to design and build-out these facilities, than traditional farmlands. If new innovations lower the costs for indoor growing, and the costs to operate traditional farmlands continue to rise, then indoor growing techniques may be a compelling alternative for the broader agricultural industry.

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

Employees

During the three months ended September 30, 2014, we held our manpower count from at 26 by leveraging all our manpower across many areas.  All company operations are continually reviewed for growth opportunities and direct sales along with GrowLife eco, a premium line of eco-friendly products, is enabling the Company to expand its coverage in a cost-effective manner.

As of November 10, 2014, we had one full-time employee and three consultants at our Seattle, Washington office. Marco Hegyi, our President, is based in Seattle, Washington. Mark E. Scott, our consulting CFO, is based out of in Seattle, Washington and Atlanta, Georgia. In addition, we have 26 employees located throughout the United States who operate our e-commerce, direct sales and retail businesses. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We believe that we have a good relationship with our employees.

KEY MARKET PRIORITIES

Demand for indoor growing equipment is currently high due to legalization of plant-based medicines, primarily Cannabis, which is mainly due to equipment purchases for build-out and repeated consumables.  This demand is projected to continue to grow as a result of the supporting state laws in 20+ states and the District of Columbia.  Continued innovation in more efficient build-out technologies along with larger and consolidated cultivation facilities will further expand market demand for GrowLife products and services.

We expect for the market to continue to segment into urban farmers serving groups of individuals, community cultivators, and large-scale cultivation facilities across the states.  Each segment will be optimized to different distribution channels that GrowLife currently provides.  Our volume purchasing will allow us to obtain the best prices and maximize both our revenues and gross margins.

The nature of the industry’s inefficiencies due to the lack of interstate commerce imposed by the Federal government have segmented the market opportunities by state laws, population and demand.  Currently, Colorado laws and population demand make it the most progressive and top market in the industry.  GrowLife has elected to have two major retail stores in Boulder and Vail, direct sales team and centralized our national eCommerce operations in Denver.  We are currently expanding into seventeen states using both direct sales of exclusive supplier contracts and GrowLife eco products to other hydroponic retailers.

STRATEGY

Our goal is to become the nation’s largest cultivation facility service provider for the production of organics, herbs and greens and plant-based medicines. We intend to achieve our goal by implementing the following strategies:

● engage with cultivation facilities and secure exclusive supplier contracts;

● focus on build-out and consumable supplies for all indoor growing facilities;

● establish a multi-channel sales network throughout the continental United States;

● assemble the most knowledgeable staff and leadership team; and

● review opportunities and acquire additional products and services that are essential to our customers and deliver high-margins.

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

(dollars in thousands)

	Three Months Ended September 30,
	2014	2013	$ Variance	% Variance
Net revenue	$2,105	$1,313	$792	60.3%
Cost of goods sold	2,284	1,051	1,233	-117.3%
Gross profit	(179)	262	(441)	-168.3%
General and administrative expenses	1,923	1,290	633	-49.1%
Operating loss	(2,102)	(1,028)	(1,074)	-104.5%
Other income (expense):
Change in fair value of derivative	(6,949)	67	(7,016)	-10471.6%
Loss on extinguishment of debt	-	(750)	750	100.0%
Interest expense, net	(28,715)	(130)	(28,585)	-21988.5%
Other income	-	36	(36)	-100.0%
Total other (expense)	(35,664)	(777)	(34,887)	-4490.0%
(Loss) before income taxes	(37,766)	(1,805)	(35,961)	-1992.3%
Income taxes - current benefit	-	-	-	0.0%
Net (loss)	$(37,766)	$(1,805)	$(35,961)	-1992.3%

THREE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2013

Revenue

Net revenue for the three months ended September 30, 2014 increased $792,000 to $2,105,000 as compared to $1,313,000 for the three months ended September 30, 2013. The increase was due to revenue from the retail stores acquired in our acquisition of Rocky Mountain Hydroponics and Evergreen Garden Center on June 7, 2013, $167,000 from our online hydroponics superstore, and $187,000 from our Urban Garden Supply business.

Cost of Goods Sold

Cost of sales for the three months ended September 30, 2014 increased $1,233,000 to $2,284,000 as compared to $1,051,000 for the three months ended September 30, 2013. The increase was due to increased sales, selling our products at a higher discount and the liquidation of inventory at lower margins during the three months ended September 30, 2014.

Gross margin was $(179,000) as compared to $262,000 for the three months September 30, 2013. The gross margin was (8.5%) for the three months ended September 30, 2014 as compared to 19.9% for the three months ended September 30, 2013. The decrease was due to selling our products at a higher discount and the liquidation of inventory at lower margins during the three months ended September 30, 2014.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2014 increased $633,000 to $1,923,000 as compared to $1,290,000 for the three months ended September 30, 2013. The increase was due to increased common stock issued for services expenses of $983,000, including $480,000 related the Severance Agreement with John Genesi and $400,000 related to banking services, offset by the following reduction in expenses, (i) rent of $62,000; (ii) public relations of $273,000; (iii) research and development of $42,000; (iv) and other general expenses of ($10,000). As part of the general and administrative expenses for the three months ended September 30, 2014, we recorded investor relation expenses of $32,000 and did not record any business development expenses.

Non-cash general and administrative expenses for the three months ended September 30, 2014 totaled $1,062,000, with (i) depreciation and amortization of $35,000; (ii) stock based compensation of $44,000 related to stock option grants issued in 2014; and (iii) increased common stock issued for services expenses of $983,000.

Other Income/ Expense

Other expense for the three months ended September 30, 2014 was $35,664,000 as compared to other expense of $777,000 for the three months ended September 30, 2013. The expenses for the three months ended September 30, 2014 included loss on change – derivative liability warrants of $6,949,000 and interest expense of $28,715,000. The loss on change- derivative liability is the non-cash change in the fair value and relates to our derivative instruments.  The non-cash interest related to the amortization of the debt discount associated with our convertible notes, accrued interest expense related to our notes payable and the issuance of a 300,000,000 share warrant to CANX on July 10, 2014.

Other expense for the three months ended September 30, 2013 included interest expense of $130,000 and loss on extinguishment of debt of $750,000, offset by change in fair value of derivative of $67,000 and other income of $36,000. The non-cash interest related to the amortization of the debt discount associated with our convertible notes payable, and of accrued interest expense related to our notes payable.

Net (Loss)

Net loss for the three months ended September 30, 2014 was $37,766,000 as compared to a net loss of $1,805,000 for the three months ended September 30, 2013 for the reasons discussed above. Net income for the three months ended September 30, 2014 included non-cash expenses of $36,726,000, including (i) loss on change – derivative liability of $6,949,000; (ii) depreciation and amortization of $35,000; (iii) stock based compensation of $44,000 related to stock option grants issued to employees in 2014 and stock option grants issued to Sterling Scott, Robert Hunt and John Genesi in 2013; (iv) common stock issued for services expenses of $983,000; and (v) interest expense of $28,715,000 primarily related to the issuance of a 300,000,000 share warrant to CANX on July 10, 2014.

The net loss for the three months ended September 30, 2013 included non-cash expenses of $1,247,000 consisting gain on change – derivative liability of $67,000 and other of $3,000, offset by non-cash expenses of $1,317,000, including (i) depreciation and amortization of $38,000; (ii) common stock issued for services of $388,000; (iii) interest expense of $139,000; and (iv) loss on extinguishment of debt of $752,000.

We expect losses to continue as we implement our business plan.

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from period-to-period.

(dollars in thousands)

	Nine Months Ended September 30,
	2014	2013	$ Variance	% Variance
Net revenue	$6,745	$2,939	$3,806	129.5%
Cost of goods sold	5,903	2,249	3,654	-162.5%
Gross profit	842	690	152	22.0%
General and administrative expenses	6,684	3,546	3,138	-88.5%
Operating loss	(5,842)	(2,856)	(2,986)	-104.6%
Other income (expense):
Change in fair value of derivative	(20,260)	(103)	(20,157)	-19569.9%
Loss on extinguishment of debt	-	(753)	753	100.0%
Interest expense, net	(63,906)	(929)	(62,977)	-6779.0%
Other income	-	36	(36)	-100.0%
Total (expense)	(84,166)	(1,749)	(82,417)	-4712.2%
(Loss) before income taxes	(90,008)	(4,605)	(85,403)	-1854.6%
Income taxes - current benefit	-	-	-	0.0%
Net (loss)	$(90,008)	$(4,605)	$(85,403)	-1854.6%

NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2013

Revenue

Net revenue for the nine months ended September 30, 2014 increased $3,806,000 to $6,745,000 as compared to $2,939,000 for the nine months ended September 30, 2013. The increase was due to revenue from the retail stores acquired in our acquisition of Rocky Mountain Hydroponics and Evergreen Garden Center on June 7, 2013, $1,411,000 from our online hydroponics superstore, and $744,000 from our Urban Garden Supply business.

Cost of Goods Sold

Cost of sales for the nine months ended September 30, 2014 increased $3,654,000 to $5,903,000 as compared to $2,249,000 for the nine months ended September 30, 2013. The increase was due to increased sales, selling our products at a higher discount and the liquidation of inventory at lower margins during the nine months ended September 30, 2014.

Gross margin was $842,000 as compared to $690,000 for the nine months September 30, 2013.The gross margin was 12.5% for the nine months ended September 30, 2014 as compared to 23.5% for the nine months ended September 30, 2013. The decrease was due to selling our products at a higher discount and the liquidation of inventory at lower margins during the nine months ended September 30, 2014.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2014 increased $3,138,000 to $6,684,000 as compared to $3,546,000 for the nine months ended September 30, 2013. The increase was due to increased payroll expenses of $846,000, increased stock based compensation of $1,847,000, increased legal expenses of $273,000 and other general expenses of $172,000. As part of the general and administrative expenses for the three months ended September 30, 2014, we recorded investor relation expenses of $575,000 and did not record any business development expenses.

The increase related to the retail stores acquired in our acquisition of Rocky Mountain Hydroponics and Evergreen Garden Center on June 7, 2013, legal expenses associated with our legal proceedings and stock based compensation related stock option grants.

Non-cash general and administrative expenses for the nine months ended September 30, 2014 totaled $3,359,000, with (i) depreciation and amortization of $107,000; (ii) stock based compensation of $624,000 related to stock option grants issued to employees in 2014 and Sterling Scott, Robert Hunt and John Genesi in 2013; and (iii) increased common stock issued for services expenses of $2,628,000.

Other Income/ Expense

Other expense for the nine months ended September 30, 2014 was $84,166,000 as compared to other expense of $1,749,000 for the nine months ended September 30, 2013. The expenses for the nine months ended September 30, 2014 included loss on change – derivative liability warrants of $20,260,000 and interest expense of $63,879,000. The loss on change- derivative liability is the non-cash change in the fair value and relates to our derivative instruments.  The non-cash interest related to the amortization of the debt discount associated with our convertible notes, accrued interest expense related to our notes payable and the issuance of a 100,000,000 share warrant to CANX in February 7, 2014 and a 300,000,000 share warrant to CANX on July 10, 2014.

Other expense for the three months ended September 30, 2013 included interest expense of $929,000, loss on extinguishment of debt of $753,000 and change in fair value of derivative of $103,000 offset by other income of $36,000. The non-cash interest related to the amortization of the debt discount associated with our convertible notes payable and of accrued interest expense related to our notes payable.

Net (Loss)

Net loss for the nine months ended September 30, 2014 was $90,808,000 as compared to a net loss of $4,605,000 for the nine months ended September 30, 2013 for the reasons discussed above. Net income for the nine months ended September 30, 2014 non-cash expenses of $87,511,000, including (i) loss on change – derivative liability of $20,260,000; (ii) depreciation and amortization of $107,000; (iii) stock based compensation of $624,000 related to stock option grants issued to employees in 2014 Sterling Scott, Robert Hunt and John Genesi in 2013; (iv) common stock issued for services expenses of $2,628,000; (v) change in inventory reserve of $13,000; and (vi) interest expense of $63,879,000.

The net loss for the nine months ended September 30, 2013 included non-cash expenses of $3,348,000 consisting of (i) loss on change – derivative liability of $103,000; (ii) depreciation and amortization of $102,000; (iii) common stock issued for services expenses of $1,214,000; (iv) interest expense of $927,000; (v) warrant expenses of $250,000; and (vi) loss on extinguishment of debt of $752,000.

We expect losses to continue as we implement our business plan.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $242,000 and a net working capital deficit of approximately $(40,000) (excluding the derivative liability- warrants of $6,108,000 as of September 30, 2014.  We expect losses to continue as we grow our business. Our cash used in operations for the nine months ended September 30, 2014 was $1,979,000.

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

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2014 was $1,979,000. This amount was primarily related to a net loss of $90,008,000, offset by a reduction in account receivable of $92,000 and inventory of $437,000 and non-cash expenses of $84,246,000 consisting of (i) depreciation and amortization of $108,000; (ii) stock based compensation of $624,000 related to stock option grants issued to employees during 2014 Sterling Scott, Robert Hunt and John Genesi in 2013; (iii) common stock issue for services of $2,628,000; (iv) $1,237,000 related to the amortization of the debt discount associated with our convertible notes payable; (v) $141,000 of accrued interest expense related to our notes payable; (vi) $62,500,000 related to the issuance of a 100,000,000 share warrant to CANX in February 7, 2014 and a 300,000,000 share warrant to CANX on July 10, 2014 ; and (vii) loss on change – derivative liability of $20,259,000.

Investing Activities

Net cash used in activities for the nine months ended September 30, 2014 was $4,000. This amount was primarily related to capital expenditures of $4,000.

Financing Activities

Net cash provided financing activities for the nine months ended September 30, 2014 was $394,000. This amount was primarily related to proceeds from the issuance of a convertible note of $350,000, proceeds from options exercised of $45,000, offset by repayment of debt of $1,000.

Our contractual cash obligations as of September 30, 2014 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$411,929	$213,413	$198,516	$-	$-
Note payable	1,421,635	1,067,287	354,348	-	-
Capital expenditures	50,000	50,000	-	-	-
	$1,883,564	$1,330,700	$552,864	$-	$-

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

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of September 30, 2014 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

b) Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2014, we implemented the following changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

During the quarter ended September 30, 2014, we strengthened our governance as follows: (i) appointed Mark Scott as a director and chairman of the Audit Committee; (ii) we formed Audit, Compensation and Nominations and Governance Committees and implemented charters; (iii) we implemented updated By-Laws; (iv) we implemented new policies, including Insider Trading, Whistleblower and a Code of Ethics; (v) we completed a significant review of our operations and filings; and (vi) we filed with the SEC numerous filings to correct any reporting deficiencies.

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

On June 5, 2014, we entered a general appearance in connection with a third class action alleging securities violations filed with the Court entitled Rochelle Wolf v. Growlife, Inc., et al. (Case No.: 2:14-cv-04112)(the “Wolf Action”).  The Wolf Action has also been consolidated into the Romero Action as was done with the Young Action based on the Court’s standing order and procedural rules.

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

Shareholder Derivative Actions

On May 15, 2014, a shareholder derivative action was filed against the then Board of Directors (the “Directors”) of the Company with the Court entitled Steve Roof v. Sterling C. Scott, et al. (2:14-cv-03777) (the “Roof Derivative Action”). We were also named as a nominal defendant.  The Roof Derivative Action alleges claims against the Directors including breach of fiduciary duty and duty of loyalty, abuse of control and unjust enrichment.  The Company has entered a general appearance in this action, and has open extension to move to dismiss this Complaint.

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

Our insurer, AmTrust,North America has recently filed suit contesting some of the insurance coverages regarding some of the recently filed class action lawsuits against GrowLife. This lawsuit has not been served, and we have not appeared in this action.

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

It is possible that additional class actions or lawsuits may be filed and served on us.

ITEM 1A.	RISK FACTORS

There are certain inherent risks which will have an effect on the Company’s development in the future and the most significant risks and uncertainties known and identified by our management are described below.

Risks Related to Our Business

Suspension of Trading of the Company’s Securities.

On April 10, 2014, we received notice from the SEC that trading of the Company’s common stock on the OTCBB was to be suspended from April 10, 2014 through April 24, 2014. The SEC issued its order pursuant to Section 12(k) of the Securities Exchange Act of 1934. According to the notice received by us from the SEC: “It appears to the Securities and Exchange Commission that the public interest and the protection of investors require a suspension of trading in the securities of GrowLife, Inc. because of concerns regarding the accuracy and adequacy of information in the marketplace and potentially manipulative transactions in GrowLife’s common stock.” The Company did not receive notice from the SEC that it is being formally investigated.

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

We are involved in the disputes and legal proceedings as discussed in this Prospectus. In addition, as a public company, we are also potentially susceptible to litigation, such as claims asserting violations of securities laws. Any such claims, with or without merit, if not resolved, could be time-consuming and result in costly litigation. There can be no assurance that an adverse result in any future proceeding would not have a potentially material adverse affect on our business, results of operations or financial condition.

Our Joint Venture Agreement with CANX USA, LLC is important to our operations.

On July 10, 2014, we entered into a Waiver and Modification Agreement, Amended and Restated Joint Venture Agreement, Secured Credit Facility and Secured Convertible Note with CANX, and Logic Works LLC, a lender and shareholder of the Company. The Agreements require the filing of a registration statement on Form S-1 within 10 days of the filing of our Form 10-Q for the period ended June 30, 2014. We are currently working with CANX and Logic Works on the timing of the registration statement.

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

On April 10, 2014, as a result of the suspension in the trading of the Company’s securities, we went into default on its 7% Convertible Notes Payable for $500,000 each from Logic Works and China West III. As a result, the Company accrued interest on these notes at the default rate of 24% per annum. Furthermore, as a result of being in default on these notes, the Holders was able, at their sole discretion, call these notes.

Waiver and Modification Agreement

We entered into a Waiver and Modification Agreement dated June 25, 2014 with Logic Works LLC whereby the 7% Convertible Note with Logic Works dated December 20, 2013 was modified to provide for (i) a waiver of the default under the 7% Convertible Note; (ii) a conversion price which is the lesser of (A) $0.025 or (B) twenty percent (20%) of the average of the three (3) lowest daily VWAPs occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable Conversion Date on which the Holder elects to convert all or part of this Note; (iii) the filing of a registration statement on Form S-1 within 10 days of the filing of the Company’s Form 10-Q for the period ended June 30, 2014; and (iv) continuing interest of 24% per annum. China West III converted its $500,000 Note into common stock on June 4, 2014. We are currently working with CANX and Logic Works on the timing of the registration statement.

Amended and Restated Joint Venture Agreement

We entered into an Amended and Restated Joint Venture Agreement dated July 1, 2014 with CANX whereby the Joint Venture Agreement dated November 19, 2013 was modified to provide for (i)  up to $12,000,000 in conditional financing subject to review by GrowLife and approval by OGI for business growth development opportunities in the legal cannabis industry for up to six months, subject to extension; (ii) up to $10,000,000 in working capital loans, with each loaning requiring approval in advance by CANX;  (iii) confirmed that the five year warrants, subject to extension, at $0.033 per share for the purchase of 140,000,000 and 100,000,000 were fully earned and were not considered compensation for tax purposes by the Company; (iv) granted CANX five year warrants, subject to extension, to purchase 300,000,000 shares of common stock at the fair market price of $0.033 per share as determined by an independent appraisal; (v) warrants as defined in the Agreement related to the achievement of OGI milestones; (vi) a four year term, subject to adjustment and (vi) the filing of a registration statement on Form S-1 within 10 days of the filing of the Company’s Form 10-Q for the period ended June 30, 2014. We are working with CANX and Logic Works on the timing of the registration statement.

Secured Convertible Note and Secured Credit Facility

We entered into a Secured Convertible Note and Secured Credit Facility dated June 25, 2014 with Logic Works whereby Logic Works agreed to provide up to $500,000 in funding. Each funding requires approval in advance by Logic Works, provides for interest at 6% with a default interest of 24% per annum and requires repayment by June 26, 2016. The Note is convertible into common stock of the Company at the lesser of $0.0070 or (B) twenty percent (20%) of the average of the three (3) lowest daily VWAPs occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable conversion date on which Logic Works elects to convert all or part of this 6% Convertible Note, subject to adjustment as provided in the Note. The 6% Convertible Note is collateralized by the assets of the Company. We also has agreed to file a registration statement on Form S-1 within 10 days of the filing of our Form 10-Q for the three months ended June 30, 2014 and have the registration statement declared effective within ninety days of the filing of the our Form 10-Q for the period ended June 30, 2014. The Company is currently working with CANX and Logic Works on the timing of the registration statement.

On July 10, 2014, we closed a Waiver and Modification Agreement, Amended and Restated Joint Venture Agreement, Secured Credit Facility and Secured Convertible Note with CANX, and Logic Works LLC, a lender and shareholder of the Company. As of September 30, 2014, we have borrowed $350,000 under the Secured Convertible Note and Secured Credit Facility dated June 25, 2014 with Logic Works.

Failure to operate in accordance with the Agreements with CANX could result in the cancellation of this agreements and payment of penalties and would have a material adverse affect on our business, results of operations or financial condition.

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

On April 10, 2014, as a result of the SEC suspension in the trading of our securities, we went into default on our 6% Senior Secured Convertible Notes Payable and our 7% Convertible Notes Payable. As a result, the Company accrued interest on these notes at the default rate of 12% and 24% per annum, respectively. Furthermore, as a result of being in default on these notes, the Holders could have, at their sole discretion, call these notes.

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

We have experienced net losses since inception. As of September 30, 2014, we had an accumulated deficit of $114.4 million. There can be no assurance that we will achieve or maintain profitability.

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

We do not not have a full time Chief Financial Officer and our Consulting Chief Financial Officer has commitments to other companies.

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

As of September 30, 2014, our principal shareholders (greater than 5% stockholders), in the aggregate, beneficially own shares representing approximately 44.3% of our common stock. Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days after the date of determination. As a result, if these persons were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our officers, directors, management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire.

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

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of November 19, 2014, there were approximately 879.1 million shares of our common stock issued and outstanding.  In addition, as of September 30, 2014, there are also (i) stock option grants outstanding for the purchase of 37.0 million common shares at a $0.081 average strike price; (ii) warrants for the purchase of 565.0 million common shares at a $0.035 average exercise price; (iii) 159.6 million shares related to convertible debt; and (iv) and 1.4 million contingent shares to be issued under employment agreements. If all stock option grant, warrant and contingent shares are issued, approximately 1.64 billion of our currently authorized 3 billion shares of common stock will be issued and outstanding.

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

During the three months ended September 30, 2014, we had the following unregistered sales of equity securities.

On July 1, 2014, Horwitz and Armstrong LLP converted debt of $100,000 debt into 500,000 shares of our common stock at a per share conversion price of $0.11 and a payment of $35,000.

On July 3, 2014, Sterling Scott exercised his option on a cashless basis and was issued 795,455 shares of restricted common stock at $.085 per share. Mr. Scott was awarded a stock option grant on November 3, 2013 for 12,000,000 shares and had vested 3,500,000 shares as of his resignation on May 19, 2014. The shares were valued at the fair market price of $0.085 per share.

On July 3, 2014, Robert Shapero, a Holder of our 6% Convertible Notes Payable, converted $25,000 of principal and $4,136 of accrued interest into 4,162,623 shares of our common stock at a per share conversion price of $0.007.

On April 9, 2014, we issued 5,347,032 shares of its common stock to Forglen LLC related to the conversion of  $125,000 of principal and $8,676 of accrued interest at a per share conversion price of $0.025 of our 7% Convertible Notes Payable. On July 14, 2014, the Board of Directors approved a Settlement Agreement and Waiver of Default dated June 19, 2014 with Forglen related to the 7% Convertible Note. We cancelled the April 9, 2014 conversion as a result of the SEC suspension in the trading of the Company’s securities.

On July 15, 2014, we entered into a Severance Agreement with Mr. Genesi whereby Mr. Genesi resigned as Chief Financial Officer and the Parties cancelled the Executive Employment Agreement dated November 3, 2013. We agreed to issue 6,000,000 shares of restricted common stock. The shares were valued at the fair market price of $0.08 per share.

On July 31, 2014, Logic Works, a Holder of our 7% Convertible Notes Payable, converted $250,000 of principal into 35,714,286 shares of our common stock at a per share conversion price of $0.007.

On August 1, 2014, we issued 300,000 shares of our common stock to Joseph Barnes pursuant to an Manager Services Agreement with Mr. Barnes dated August 1, 2013. The shares were valued at the fair market price of $0.08 per share.

On August 15, 2014, we issued 300,000 shares of our common stock to Dennis Kuznetsov pursuant to an Employment Agreement with Mr. Kuznetsov dated August 15, 2013. The shares were valued at the fair market price of $0.06 per share.

On August 27, 2014, we issued 5,000,000 shares of our common stock to D. Weckstein and Co., Inc. pursuant to an Investment Banking Letter. The shares were valued at the fair market price of $0.08 per share.

On September 15, 2014, we issued 80,000 shares of our common stock to Josh Nash pursuant to an Employment Agreement with Mr. Nash dated September 15, 2013. The shares were valued at the fair market price of $0.07 per share.

We entered into an Amended and Restated Joint Venture Agreement dated July 1, 2014 with CANX and granted on July 10, 2014 CANX five year warrants, subject to extension, to purchase 300,000,000 shares of common stock at the fair market price of $0.033 per share as determined by an independent appraisal; The warrants vest immediately and are exercisable in whole, or in part, at any time and from time to time on or after the issue date and on or before the termination date. We valued the warrants at the time of issuance using the Black-Scholes option pricing model using the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 161.0%; (iii) risk free rate of 0.78% and (iv) an expected term of five years. The Company expensed the entire $28,800,000 at the time of issuance because the warrants vested immediately and were also exercisable immediately.

ITEM 5.	OTHER INFORMATION

This item is not applicable.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are attached hereto unless otherwise indicated as being incorporated by reference, as follows:

(a)	Exhibits

Exhibit No.	Description

5.1	Consulting Letter by and between GrowLife, Inc. and Mark Scott Consulting Letter dated July 31, 2014. Filed as an Exhibit to the Company’s Form 8K dated July 31, 2014 and filed on August 6, 2014

10.1	Waiver and Modification Agreement dated June 25, 2014 by and between Growlife, Inc. and Logic Works LLC. Filed as an Exhibit to the Company’s Form 8K/A dated July 10, 2014 and filed on August 18, 2014.

10.2	Amended and Restated Joint Venture Agreement dated July 1, 2013 by and between GrowLife, Inc. and CANX USA LLC. Filed as an Exhibit to the Company’s Form 8K/A dated July 10, 2014 and filed on August 18, 2014.

10.3	Secured Credit Facility and Secured Convertible Note dated June 25, 2014 by and between Growlife, Inc. and Logic Works LLC. Filed as an Exhibit to the Company’s Form 8K/A dated July 10, 2014 and filed on August 18, 2014.

10.4	Closing Certificate dated July 10, 2014 by and between GrowLife, Inc. and CANX USA LLC and Logic Works LLC. Filed as an Exhibit to the Company’s Form 8K/A dated July 10, 2014 and filed on August 18, 2014.

10.5	Form of Warrant by and between GrowLife, Inc. and CANX USA LLC. Filed as an Exhibit to the Company’s Form 8K/A dated July 10, 2014 and filed on August 18, 2014.

10.6	Settlement Agreement and Waiver of Default dated June 19, 2014 by and between GrowLife, Inc. and Forglen LLC. Filed as an Exhibit to the Company’s Form 8K dated July 10, 2014 and filed on July 18, 2014.

10.7	Severance Agreement dated July 15, 2014 by and between GrowLife, Inc. and John Genesi. Filed as an Exhibit to the Company’s Form 8K dated July 15, 2014 and filed on July 18, 2014.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer. Attached herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer. Attached herewith.

32.1	Section 906 Certifications. Attached herewith.

32.2	Section 906 Certifications. Attached herewith.

101	Interactive data files pursuant to Rule 405 of Regulation S-T. (1)

101	(1) Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GROWLIFE, INC.

(Registrant)

Date: November 19, 2014	By:	/s/ Marco Hegyi
Marco Hegyi
President, and Director
(Principal Executive Officer)

Date: November 19, 2014	By:	/s/ Mark Scott
Mark Scott
Consulting Chief Financial Officer, Director and Secretary
(Principal Financial and Accounting Officer)