Form 10-K
period 2014-12-31
GROWLIFE, INC.
filed 2015-09-30
CIK 1161582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 2014

☐ TRANSACTION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transaction period from ________ to ________

Commission file number 000-50385

GrowLife, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	90-0821083 (I.R.S. Employer Identification No.)

500 Union Street, Suite 810, Seattle, WA 98101
(Address of principal executive offices and zip code)

(800) 977-5255
(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K  (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes    ☒ No

As of June 30, 2014 (the last business day of our most recently completed second fiscal quarter), based upon the last reported trade on that date, the aggregate market value of the voting and non-voting common equity held by non-affiliates (for this purpose, all outstanding and issued common stock minus stock held by the officers, directors and known holders of 10% or more of the Company’s common stock) was $74,452,264.

As of September 30, 2015 there were 902,116,496 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion, in addition to the other information contained in this report, should be considered carefully in evaluating us and our prospects. This report (including without limitation the following factors that may affect operating results) contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act") regarding us and our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as revenue projections, projected profitability, growth strategies, development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.

Forward-looking statements in this report reflect the good faith judgment of our management and the statements are based on facts and factors as we currently know them. Forward-looking statements are subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, but are not limited to, those discussed below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this report. Readers are urged not to place undue reliance on these forward-looking statements which speak only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report.

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

THE COMPANY AND OUR BUSINESS

GrowLife, Inc. (“GrowLife” or the “Company”) was incorporated under the laws of the State of Delaware and are headquartered in Seattle, Washington. We were founded in 2012 with the Closing of the Agreement and Plan of Merger with SGT Merger Corporation. We have authorized common stock of 3,000,000,000 shares at $0.0001 par value and 3,000,000 shares of preferred stock with a par value of $0.0001 were authorized by the shareholders.  There is no preferred stock issued and the terms have not been determined as of September 30, 2015.

Our goal of becoming the nation’s largest cultivation facility service provider for the production of organics, herbs and greens and plant-based medicines has not changed. Our mission is to best serve more cultivators in the design, build-out, expansion and maintenance of their facilities with products of high quality, exceptional value and competitive price. Through a nationwide network of knowledgeable representatives, regional centers and its e-commerce website, GrowLife provides essential and hard-to-find goods including media (i.e., farming soil), industry-leading hydroponics equipment, organic plant nutrients, and thousands more products to specialty grow operations across the United States.

We primarily sell through our wholly owned subsidiary, GrowLife Hydroponics, Inc. In addition to the promotion and sales of GrowLife owned brands, GrowLife companies distribute and sell over 3,000 products through its e-commerce distribution channel, Greners.com, and through our regional retail storefronts. GrowLife and its business units are organized and directed to operate strictly in accordance with all applicable state and federal laws.

Overcoming Company Challenges

We grew through a series of acquisitions in 2012 and 2013 leading to seven retail stores.  In 2013 we expected to grow through the following three key initiatives (i) expanding to 30 retail stores at an expected average annual revenue of $1.25 million with 12 stores in 2014 resulting in sales of $15 million; (ii) educating the investment community of the demand for indoor growing equipment from the cannabis industry; and (iii) engaging a joint venture investor willing to provide financial resources for acquisitions and strategic investments.  These three initiatives were expected to help position us as the leading supplier and participating investor to the emerging cannabis industry and were therefore announced and allocated resources with those goals in mind.

The retail expansion plan, starting in July 2013, was expected to maintain the pre-acquisition revenue pace of GrowLife Hydroponic’s earlier purchase of Rocky Mountain Hydroponics, LLC, a Colorado limited liability company (“RMC”), and Evergreen Garden Center, LLC, a Maine limited liability company (“EGC”), and generate sales of $5.5 million in 2013.  For several reasons, GrowLife Hydroponics achieved 2013 revenue of $4.8 million.  In addition, GrowLife Hydroponics opened two more stores in Plaistow, New Hampshire and Peabody, Massachusetts.  This seven store expansion across five states exposed three issues with the retail expansion plan: (i) the cost of inventory, integration and ramp up in offsetting revenue was understated; (ii) the laws, policies and resulting customer purchase process across the five states varied greatly and lowered the expected economies of scale; and (iii) the competitive hydroponic supplier market lowered expected operating margins.  The lack of financial resources to offset the operating losses from the retail expansion initiative necessitated a change of our plans.

An education initiative was formed where we engaged Grass Roots Research and Distribution, Inc., a market research and marketing firm, to study our 2013 plan, the emerging growth of the cannabis industry and estimate the possible financial impact to GrowLife and its valuation.  Sets of reports were published and supported with GrowLife press releases to educate the new industry and generate greater awareness of GrowLife.  While this initiative proved successful in 2013, we ceased to engage Grass Roots in 2014, after we changed our business strategy.

The third investor initiative was formed in November 2013, through the Organic Growth International, LLC (“OGI”), a joint venture, between GrowLife and CANX USA LLC (“CANX”).  CANX would provide the financial resources for OGI to facilitate acquisitions and strategic investments.  GrowLife issued warrants for 240 million GrowLife shares to CANX and CANX would provide up to $40 million in mutually agreed upon investments, $1 million in a convertible note and a $1.3 million commitment towards the GrowLife Infrastructure Funding & Technology (“GIFT”) program.  GrowLife received the $1 million as a convertible note in December 2013, received the $1.3 million commitment but not executed and by January 2014 OGI had Letters of Intent with four investment and acquisition transactions valued at $96 million.  Before the deals could close, the SEC put a trading halt on our stock on April 10, 2014, which resulted in the withdrawal of all transactions.  The business disruption from the trading halt and the resulting class action and derivative lawsuits ceased further investments with the OGI joint venture.

Starting in June 2014 we focused on cost reductions with minimal revenue loss as our focus.  The primary reduction in operating costs came from (i) streamlining non-profitable personnel, lowering expenses by replacing the Woodland Hills, California headquarters with that of Seattle, Washington that serves more people at a lower cost; (ii) closing the unprofitable Peabody, Massachusetts, Woodland Hills, California and Plaistow, New Hampshire stores; (iii) relocating the Greners e-commerce operation from Santa Rosa, California to the Boulder, Colorado store until a new Denver facility is set up; (iv) reducing full-time employees from 46 to 8 as of September 30, 2015; and (v) closing the Phototron subsidiary in California.  While transition costs were paid out, the repurposing of company resources is expected to reduce our operating expenses and allows for greater market reach and efficiencies.

However, the challenges of operating a public company under the strains grey market trading and lawsuits, as well as limited access to investment capital kept the company lean.  We also chose to convert about three months of inventory into cash.  This reduced our inventory level from $1.8 million to $924,000 and lowered our gross margins to 16.5%.  This conscientious decision was made to help us transition through this period. As for our $7.7 million of our general and administrative expenses, there were approximately $3.6 million in non-recurring/non-cash stock expenses, which resulted in net cash expenses at approximately $4.1 million for the year ended December 31, 2014.

We remain focused on hiring the best people to expand our direct sales personnel. These personnel are knowledgeable in using the most progressive growing technologies that fit our customer’s needs.  Whether they are small-scale local cultivation facilities or large-scale regional cultivators, our customer service team recommends smart medium, cost-effective lighting and ventilation, and the right nutrients that are best suited for the crop objective.  Our knowledge layer is strategic for the evolution of the indoor growing industry.  Unlike an outdoor superstore, GrowLife serves the specialty cultivation business as indoor crops are designed to deliver multiple grow cycles with greater quality and yield not available in outdoor agriculture.   Technologies will be available to provide our customers with a way to further tune their ordering process and crop development using their own experience.

Customer Insights

GrowLife has the unique advantage of working with many cultivators of all sizes across most states that have differing laws and policies for indoor growing.  This advantage has given us insights into our customers changing needs.  During the last twelve months we have seen a dramatic change in many key areas that required us to adjust our strategies even faster than expected.  For example, we expected the retail business to be eclipsed by e-commerce and direct sales combined, however, we now see that each one is surpassing retail sales.  While localized, on-hand inventory has a benefit to most cultivators; price, by far, is driving most purchasing decisions.  Simply putting up an e-commerce website without a presence in the retail and direct channels is not enough to engage the leading suppliers.  Therefore, it remains critical that GrowLife continues to execute its multi-channel strategy, albeit at a different composition.

The driving force behind the customer’s pricing pressure is not that cultivators are greedily seeking to increase their profits or capitalize on the expected commoditization of growing equipment and supplies.  Instead, cultivators are quickly adjusting their business models to make a profit.  Also, the innovation of optimized indoor growing equipment and supplies is keeping them from becoming a commodity.  Indoor cultivation business models, whether they are organic fruits and vegetables or cannabis, have been based on supplying a premium priced crop to serve increasing demand.  The dynamics where most of the volume produced is based on supplying a premium crop that is saturating premium demand means that the premium price will drop.  Only 18 months ago, a 1/8 of a pound of premium cannabis was selling for about $70.  Today, the same crop in the same market sells for less than half that price and the surplus that is being sold in the non-premium market is selling for about 25% of the price; in some cases, for less.

Our observations from customers reveal that the more sophisticated cultivators have made the business model adjust and most new cultivators have not distinguished the new price elasticity of demand.  In the chart below, the demand line (green) for high grade intersected supply line (red) to define an equilibrium price point.  As new cultivators entered the market they assumed that demand would increase for high grade and create what we call a phantom demand (gray) so that the increase in overall supply would lead to an increase in price (Pp).  However, many reports support that the increase in supply stayed aligned with the original demand (green) and has led to the lower new price (Pn).  The overall increase in demand that is commonly mentioned is not for high grade but for commercial grade, which is used for edibles and a less sophisticated palate.

narcoticnews.com/drug-prices/marijuana/
bloomberg.com/news/articles/2015-06-22/this-survey-says-that-marijuana-prices-are-crashing-in-colorado

The cost of indoor growing, which included equipment, supplies, water, electricity, housing and skilled labor, requires capital.  The risk and limited supply of the capital demanded a higher cost for the cannabis market than that of common fruits and vegetables.  The cultivator has found themselves needing to pay more from their crop than expected and needing to sell at close to last year’s prices to achieve a reasonable return.  Many customers have indicated that they were prepared to accept a 20-30% drop in selling price, but a 50% drop has created business challenges.

Another unanticipated issue is the separation of dispensaries (cannabis retailers) from the cultivation process.  Cultivators now must market their crop to dispensaries that make higher margins, but have many supplier choices.  This is leading to the segmentation between boutique premiums versus large commercial grade operations.  Thus, the business model adjustments those cultivators are going through.  Premium growers seek to scale in order to cover expenses and commercial grade cultivators must decrease prices or introduce quality production to win over dispensaries.

We are working with cultivators of all sizes, across all states at different stages; all of which are seeking to lower operating costs.  Since resources such as water and electricity are limited and expensive, we help cultivators get more with less.  Vertical farming has become a real and practical cultivation process for volume where a 20-by-30 square foot room that normally houses about 150 plants can now grow over 550 plants, almost three times more.  Specially designed vertical lighting with 360-degree coverage and using 35% less power now delivers the necessary light with less heat, thus lowering the HVAC power demand.  Finally, specially designed pots automatically control both watering and drainage efficiently.  We have both the expertise and supplier relationships to help cultivators scale up with configurations like these.

Market Size and Growth

As the states across the country approve medicinal cannabis usage, with different THC and CBD compositions, cultivators purchase equipment and supplies from us and similar indoor supply companies.  Therefore, as the cannabis market grows so does the revenue growth opportunity for us.  Researchers from The ArcView Group, a cannabis industry investment and research firm based in Oakland, California, found that the U.S. market for cannabis grew 74 percent in 2014 to $2.7 billion, up from $1.5 billion in 2013.  Today, 23 states plus Washington, DC have legalized cannabis for medical use and four states plus Washington, DC have passed recreational use into law.

We serve a new, yet sophisticated community of commercial and urban cultivators growing specialty crops including organics, greens and plant-based medicines. Unlike the traditional agricultural industry, these cultivators use innovative indoor growing techniques to produce specialty crops in highly controlled environments. This enables them to produce crops at higher yields without having to compromise quality - regardless of the season or weather and drought conditions.

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

The ArcView report indicates that plant-based medicines are the fastest-growing market in the U.S., and conservatively predicts the market could be worth more than $10 billion within five years. Several industry pundits including Dr. Sanjay Gupta of CNN believe that plant-based medicines may even displace prescription pain medication by providing patients with a safer, more affordable alternative.

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

Strategy

Our goal is to become the nation’s largest cultivation facility service provider for the production of organics, herbs and greens and plant-based medicines. We intend to achieve our goal by (i) offering the best terms for the full range of build-out equipment and consumable supplies, (ii) maintain a nationwide, multi-channel sales network presence, and (iii) deliver superior, innovative products exclusively.

First, we serve the needs of all size cultivators and each one’s unique formulation.   We provide thousands of varieties of supplies from dozens of vendors and distributors.  More importantly is our experience of knowing which products to recommend under each customer’s circumstance.  Grow expansions may also qualify for leasing terms by one of our financing partner.

Second, we provide distribution through retail, e-commerce and direct sales to have national coverage and serve cultivators of all sizes.  Each channel offers varying pricing for differing benefits. Retail sells at list price by offering inventory convenience, e-commerce provides the lowest price without requiring local inventory, and direct sales delivers the best bid price for high-volume purchasers.

And third, our experience with hundreds of customers allow us to determine specific product needs and sources to test new designs.  Lights, pesticides, nutrients, extraction and growing systems are some examples of products that GrowLife has obtained exclusive access to purchase and distribute.

Our company will expand on these strategies until it serves all the indoor cultivators throughout the country.  Once a customer is engaged, we will gradually expand their purchasing market share.

Key Market Priorities

Demand for indoor growing equipment is currently high due to legalization of plant-based medicines, primarily cannabis, which is mainly due to equipment purchases for build-out and repeated consumables.  This demand is projected to continue to grow as a result of the supporting state laws in 23 states and the District of Columbia.  Continued innovation in more efficient build-out technologies along with larger and consolidated cultivation facilities will further expand market demand for our products and services.

We expect for the market to continue to segment into urban farmers serving groups of individuals, community cultivators, and large-scale cultivation facilities across the states.  Each segment will be optimized to different distribution channels that we currently provide.  Our volume purchasing will allow us to obtain the best prices and maximize both our revenues and gross margins.

The nature of the cannabis industry’s inefficiencies due to the lack of interstate commerce imposed by the Federal government has segmented the market opportunities by State laws, population and demand.  Currently, Colorado laws and population demand make it the most progressive and top market in the industry.  We have elected to have two major regional retail stores in Boulder and Vail, Colorado direct sales team and centralized our national e-commerce operations in Boulder, Colorado.  We are currently reaching into over 17 states using both direct sales of exclusive supplier contracts and GrowLife eco products to other hydroponic retailers.

Employees

Starting the three months ended September 30, 2014, we reduced our manpower count from 46 to 8 as of September 30, 2015 by leveraging all our manpower across many areas.  All company operations are continually reviewed for growth opportunities and direct sales along with GrowLife eco, a premium line of eco-friendly products, is enabling the Company to expand its coverage in a cost-effective manner.

As of September 30, 2015, we had one full-time employee and two consultants at our Seattle, Washington office. Marco Hegyi, our President, is based in Seattle, Washington. Mark E. Scott, our consulting CFO, is based out of in Seattle, Washington and Atlanta, Georgia. In addition, we have 7 employees located throughout the United States who operate our e-commerce, direct sales and retail businesses. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We believe that we have a good relationship with our employees.

We remain focused on hiring the best people to expand our direct sales personnel. These personnel are knowledgeable in using the most progressive growing technologies that fit our customer’s needs.  Whether they are small-scale local cultivation facilities or large-scale regional cultivators, our customer service team recommends smart medium, cost-effective lighting and ventilation, and the right nutrients that are best suited for the crop objective.  Our knowledge layer is strategic for the evolution of the indoor growing industry.  Unlike an outdoor superstore, GrowLife serves the specialty cultivation business as indoor crops are designed to deliver multiple grow cycles with greater quality and yield not available in outdoor agriculture.   Technologies will be available to provide our customers with a way to further tune their ordering process and crop development using their own experience.

Key Partners

Our key customers varying by state and are expected to be more defined as the company moves from its retail walk-in purchasing sales strategy to serving cultivation facilities directly and under predictable purchasing contracts.

Our key suppliers include distributors such as HydroFarm, and Sunlight Supply to product specific suppliers such as Solis-Tek and CAN USA.  All the products purchased and resold are applicable to indoor growing for organics, greens, and plant-based medicines.

Competition

Certain large commercial cultivators have found themselves willing to assume their own equipment support by buying large volume purchased directly from certain suppliers and distributors such as Sunlight Supplies, HydraFarm, and UHS.  Other key competitors on the retail side include Way to Grow, Cultivate Colorado and many local product resellers of hydroponic equipment.  On the e-commerce business, GrowersHouse.com, Hydrobuilder.com, HorticultureSource.com and smaller online resellers using Amazon and eBay e-commerce sub-systems.

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

Government Regulation

Currently, there are currently twenty-three states plus the District of Columbia that have laws and/or regulation that recognize in one form or another legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. About a dozen other states are considering legislation to similar effect. There are currently four states that allow recreational use of cannabis. As of the date of this writing, the policy and regulations of the Federal government and its agencies is that cannabis has no medical benefit and a range of activities including cultivation and use of cannabis for personal use is prohibited on the basis of federal law and may or may not be permitted on the basis of state law. Active enforcement of the current federal regulatory position on cannabis on a regional or national basis may directly and adversely affect the willingness of customers of GrowLife to invest in or buy products from GrowLife. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect revenues and profits of the GrowLife companies.

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

THE COMPANY’S COMMON STOCK

Our common stock trades on the grey market under the symbol “PHOT.”  While the company is currently without a market maker, its stock does trade directly between buyers and sellers.

PRIMARY RISKS AND UNCERTAINTIES

We are exposed to various risks related to legal proceedings, our need for additional financing, the sale of significant numbers of our shares, the potential adjustment in the exercise price of our convertible debentures and a volatile market price for our common stock. These risks and uncertainties are discussed in more detail below in Part I, Item 1A.

WEBSITE ACCESS TO UNITED STATES SECURITIES AND EXCHANGE COMMISSION REPORTS

We file annual and quarterly reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). You may read and copy any document we file at the SEC's Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information concerning filers. We also maintain a web site at http://www.growlifeinc.com that provides additional information about our Company and links to documents we file with the SEC. The Company's charters for the Audit Committee, the Compensation Committee, and the Nominating Committee; and the Code of Conduct & Ethics are also available on our website. The information on our website is not part of this Form 10-K.

ITEM 1A. RISK FACTORS

There are certain inherent risks which will have an effect on the Company’s development in the future and the most significant risks and uncertainties known and identified by our management are described below.

Risks Related to Our Business

Risks associated with our funding from TCA Global Credit Master Fund, LP (“TCA”).

On July 9, 2015, we closed a Securities Purchase Agreement and related agreements with TCA Global Credit Master Fund LP, an accredited investor, whereby we agreed to sell and TCA agreed to purchase up to $3,000,000 of senior secured convertible, redeemable debentures, of which $700,000 was purchased on July 9, 2015 and up to $2,300,000 may be purchased in additional closings. The closing of the Transaction occurred on July 9, 2015.

On August 6, 2015, we closed a Securities Purchase Agreement and related agreements with TCA Global Credit Master Fund LP, whereby we agreed to sell and TCA agreed to purchase a $100,000 senior secured convertible redeemable debenture and we agreed to issue and sell to TCA, from time to time, and TCA agreed to purchase from us up to $3,000,000 of the Company’s common stock pursuant to a Committed Equity Facility. The closing of the Transaction occurred on August 6, 2015.

Failure to operate in accordance with the Agreements with TCA could result in the cancellation of these agreements, result in foreclosure on our assets in event of default and would have a material adverse affect on our business, results of operations or financial condition.

Suspension of trading of the Company’s securities.

On April 10, 2014, we received notice from the SEC that trading of the Company’s common stock on the OTCBB was to be suspended from April 10, 2014 through April 24, 2014. The SEC issued its order pursuant to Section 12(k) of the Securities Exchange Act of 1934. According to the notice received by us from the SEC: “It appears to the Securities and Exchange Commission that the public interest and the protection of investors require a suspension of trading in the securities of GrowLife, Inc. because of concerns regarding the accuracy and adequacy of information in the marketplace and potentially manipulative transactions in GrowLife’s common stock.” To date, the Company has not received notice from the SEC that it is being formally investigated.

The suspension of trading eliminated our market makers, resulted in our trading on the grey sheets, resulted in legal proceedings and restricted our access to capital. This action has had a material adverse effect on our business, financial condition and results of operations. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations, and divest all or a portion of our business.

SEC charges outsiders with manipulating our securities.

On August 5, 2014, the SEC charged four promoters with ties to the Pacific Northwest for manipulating our securities. The SEC alleged that the four promoters bought inexpensive shares of thinly traded penny stock companies on the open market and conducted pre-arranged, manipulative matched orders and wash trades to create the illusion of an active market in these stocks.  They then sold their shares in coordination with aggressive third party promotional campaigns that urged investors to buy the stocks because the prices were on the verge of rising substantially.  This action has had a material adverse effect on our business, financial condition and results of operations. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations, and divest all or a portion of our business.

On July 9, 2015, the SEC entered into settlements with two of the promoters.  In connection with the settlement of their SEC action, the two men are liable for disgorgement of approximately $2.1 million and $306,000 in illicit profits, respectively. Earlier this year the two men were also sentenced to five and three years in prison, respectively, for their participation in the scheme.

We are involved in Legal Proceedings.

We are involved in the disputes and legal proceedings as discussed in this Form 10-K. In addition, as a public company, we are also potentially susceptible to litigation, such as claims asserting violations of securities laws. Any such claims, with or without merit, if not resolved, could be time-consuming and result in costly litigation. There can be no assurance that an adverse result in any future proceeding would not have a potentially material adverse on our business, results of operations or financial condition.

Our Joint Venture Agreement with CANX USA, LLC is important to our operations.

On July 10, 2014, we closed a Waiver and Modification Agreement, Amended and Restated Joint Venture Agreement, Secured Credit Facility and Secured Convertible Note with CANX, and Logic Works LLC, a lender and shareholder of the Company. The Agreements require the filing of a registration statement on Form S-1 within 10 days of the filing of our Form 10-Q for the period ended June 30, 2014. Due to our grey sheet trading status and other issues, we have not filed the registration statement.

Previously, we entered into a Joint Venture Agreement with CANX USA LLC, a Nevada limited liability company.  Under the terms of the Joint Venture Agreement, the Company and CANX formed Organic Growth International, LLC (“OGI”), a Nevada limited liability company, for the purpose of expanding the Company’s operations in its current retail hydroponic businesses and in other synergistic business verticals and facilitating additional funding for commercially financeable transactions of up to $40,000,000.  In connection with the closing of the Agreement, CANX agreed to provide a commitment for funding in the amount of $1,300,000 for a GrowLife Infrastructure Funding Technology program transaction and provided additional funding under a 7% Convertible Note instrument for $1,000,000, including $500,000 each from Logic Works and China West III Investments LLC, entities that are unaffiliated with CANX and operate as separate legal entities. We initially owned a non-dilutive 45% share of OGI and we may acquire a controlling share of OGI as provided in the Joint Venture Agreement. In accordance with the Joint Venture Agreement, the Company and CANX entered into a Warrant Agreement whereby the Company delivered to CANX a warrant to purchase 140,000,000 shares of the Company common stock at a maximum strike price of $0.033 per share. Also in accordance with the Joint Venture Agreement, we issued an additional warrant to purchase 100,000,000 shares of our common stock at a maximum strike price of $0.033 per share on February 7, 2014.

On April 10, 2014, as a result of the suspension in the trading of our securities, we went into default on our 7% Convertible Notes Payable for $500,000 each from Logic Works and China West III. As a result, we accrued interest on these notes at the default rate of 24% per annum. Furthermore, as a result of being in default on these notes, the Holders could have, at their sole discretion, called these notes.

Waiver and Modification Agreement

We entered into a Waiver and Modification Agreement dated June 25, 2014 with Logic Works LLC whereby the 7% Convertible Note with Logic Works dated December 20, 2013 was modified to provide for (i) a waiver of the default under the 7% Convertible Note; (ii) a conversion price which is the lesser of (A) $0.025 or (B) twenty percent (20%) of the average of the three (3) lowest daily VWAPs occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable Conversion Date on which the Holder elects to convert all or part of this Note; (iii) the filing of a registration statement on Form S-1 within 10 days of the filing of the Company’s Form 10-Q for the period ended June 30, 2014; and (iv) continuing interest of 24% per annum. China West III converted its Note into common stock on June 4, 2014. Due to our grey sheet trading status and other issues, we have not filed the registration statement.

Amended and Restated Joint Venture Agreement

We entered into an Amended and Restated Joint Venture Agreement dated July 1, 2014 with CANX whereby the Joint Venture Agreement dated November 19, 2013 was modified to provide for (i)  up to $12,000,000 in conditional financing subject to review by GrowLife and approval by OGI for business growth development opportunities in the legal cannabis industry for up to six months, subject to extension; (ii) up to $10,000,000 in working capital loans, with each loaning requiring approval in advance by CANX;  (iii) confirmed that the five year warrants, subject to extension, at $0.033 per share for the purchase of 140,000,000 and 100,000,000 were fully earned and were not considered compensation for tax purposes by the Company; (iv) granted CANX five year warrants, subject to extension, to purchase 300,000,000 shares of common stock at the fair market price of $0.033 per share as determined by an independent appraisal; (v) warrants as defined in the Agreement related to the achievement of OGI milestones; (vi) a four year term, subject to adjustment and (vi) the filing of a registration statement on Form S-1 within 10 days of the filing of our Form 10-Q for the period ended June 30, 2014. Due to our grey sheet trading status and other issues, we have not filed the registration statement.

Secured Convertible Note and Secured Credit Facility

We entered into a Secured Convertible Note and Secured Credit Facility dated June 25, 2014 with Logic Works whereby Logic Works agreed to provide up to $500,000 in funding. Each funding requires approval in advance by Logic Works, provides for interest at 6% with a default interest of 24% per annum and requires repayment by June 26, 2016. The Note is convertible into our common stock at the lesser of $0.007 or (B) 20% of the average of the three (3) lowest daily VWAPs occurring during the 20 consecutive Trading Days immediately preceding the applicable conversion date on which Logic Works elects to convert all or part of this 6% Convertible Note, subject to adjustment as provided in the Note. The 6% Convertible Note is collateralized by our assets. We also agreed to file a registration statement on Form S-1 within 10 days of the filing of our Form 10-Q for the three months ended June 30, 2014 and have the registration statement declared effective within ninety days of the filing of our Form 10-Q for the three months ended June 30, 2014. Due to our grey sheet trading status and other issues, we have not filed the registration statement.

On July 10, 2014, we closed a Waiver and Modification Agreement, Amended and Restated Joint Venture Agreement, Secured Credit Facility and Secured Convertible Note with CANX, and Logic Works LLC, a lender and shareholder of the Company. As of June 30, 2015, we have borrowed $350,000 under the Secured Convertible Note and Secured Credit Facility dated June 25, 2014 with Logic Works.

Failure to operate in accordance with the Agreements with CANX could result in the cancellation of these agreements, result in foreclosure on our assets in event of default and would have a material adverse affect on our business, results of operations or financial condition.

The restatement of our unaudited financial statements may result in litigation or government enforcement actions. Any such action would likely harm our business, prospects, financial condition and results of operations.

In connection with the review of our Form 10-Q for the three months ended March 31, 2014, management determined that previously issued unaudited consolidated financial statements issued for the three months ended March 31, 2014 contained an error, which was non-cash in nature. We reviewed the impact of this error and determined that the impact of this error for the three months ended March 31, 2014 unaudited consolidated financial statements was material. On June 19, 2014, after review by our independent registered public accounting firm and legal counsel, our Audit Committee of our Board of Directors concluded that we should restate our unaudited interim financial statements for the three months ended March 31, 2014 to reflect the correction of the previously identified error in the unaudited consolidated financial statements for this period.

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

The restatement of our unaudited financial statements may expose us to risks associated with litigation, regulatory proceedings and government enforcement actions. In addition, securities class action litigation has often been brought against companies, which have been unable to provide current public information or which have restated previously filed financial statements. Any of these actions could result in substantial costs, divert management's attention and resources, and harm our business, prospects, results of operation and financial condition.

Our proposed business is dependent on laws pertaining to the marijuana industry.

Continued development of the marijuana industry is dependent upon continued legislative authorization of the use and cultivation of marijuana at the state level.  Any number of factors could slow or halt progress in this area.  Further, progress, while encouraging, is not assured.  While there may be ample public support for legislative action, numerous factors impact the legislative process.  Any one of these factors could slow or halt use of marijuana, which would negatively impact our proposed business.

As of September 30, 2015, 23 states and the District of Columbia allow its citizens to use medical marijuana.  Additionally, 4 states have legalized cannabis for adult use.  The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration has effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana.   However, there is no guarantee that the administration will not change its stated policy regarding the low-priority enforcement of federal laws.  Additionally, any new administration that follows could change this policy and decide to enforce the federal laws strongly.  Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us and its shareholders.

Further, while we do not harvest, distribute or sell marijuana, by supplying products to growers of marijuana, we could be deemed to be participating in marijuana cultivation, which remains illegal under federal law, and exposes us to potential criminal liability, with the additional risk that our business could be subject to civil forfeiture proceedings.

The marijuana industry faces strong opposition.

It is believed by many that large, well-funded businesses may have a strong economic opposition to the marijuana industry.  We believe that the pharmaceutical industry clearly does not want to cede control of any product that could generate significant revenue.  For example, medical marijuana will likely adversely impact the existing market for the current “marijuana pill” sold by mainstream pharmaceutical companies.  Further, the medical marijuana industry could face a material threat from the pharmaceutical industry, should marijuana displace other drugs or encroach upon the pharmaceutical industry’s products.  The pharmaceutical industry is well funded with a strong and experienced lobby that eclipses the funding of the medical marijuana movement.  Any inroads the pharmaceutical industry could make in halting or impeding the marijuana industry harm our business, prospects, results of operation and financial condition.

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

We were in default on our convertible notes payable.

On April 10, 2014, as a result of the SEC suspension in the trading of our securities, we went into default on our 6% Senior Secured Convertible Notes Payable and our 7% Convertible Notes Payable. As a result, we accrued interest on these notes at the default rate of 12% and 24% per annum, respectively. Furthermore, as a result of being in default on these notes, the Holders could have, at their sole discretion, called these notes.

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

Currently, there are 23 states plus the District of Columbia that have laws and/or regulation that recognize in one form or another legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Many other states are considering legislation to similar effect. As of the date of this writing, the policy and regulations of the Federal government and its agencies is that cannabis has no medical benefit and a range of activities including cultivation and use of cannabis for personal use is prohibited on the basis of federal law and may or may not be permitted on the basis of state law. Active enforcement of the current federal regulatory position on cannabis on a regional or national basis may directly and adversely affect the willingness of customers of GrowLife to invest in or buy products from GrowLife that may be used in connection with cannabis. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect revenues and profits of the GrowLife companies.

Our history of net losses has raised substantial doubt regarding our ability to continue as a going concern. If we do not continue as a going concern, investors could lose their entire investment.

Our history of net losses has raised substantial doubt about our ability to continue as a going concern, and as a result, our independent registered public accounting firms included an explanatory paragraph in their reports on our financial statements as of and for the years ended December 31, 2014 and 2013 with respect to this uncertainty. Accordingly, our ability to continue as a going concern will require us to seek alternative financing to fund our operations. This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. Future reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern.

We have a history of operating losses and there can be no assurance that we can again achieve or maintain profitability.

We have experienced net losses since inception. As of December 31, 2014, we had an accumulated deficit of $111.0 million. There can be no assurance that we will achieve or maintain profitability.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting. During the audit of our financial statements for the year ended December 31, 2014, our management identified material weaknesses in our internal control over financial reporting. If these weaknesses continue, investors could lose confidence in the accuracy and completeness of our financial reports and other disclosures.

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

We are involved in a highly competitive industry where we may compete with numerous other companies who offer alternative methods or approaches, may have far greater resources, more experience, and personnel perhaps more qualified than we do. Such resources may give our competitors an advantage in developing and marketing products similar to ours or products that make our products obsolete. There can be no assurance that we will be able to successfully compete against these other entities.

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

We are dependent on key personnel.

Our success depends to a significant degree upon the continued contributions of key management and other personnel, some of whom could be difficult to replace. We do not maintain key man life insurance covering our officers except for Marco Hegyi, our President. Our success will depend on the performance of our officers and key management and other personnel, our ability to retain and motivate our officers, our ability to integrate new officers and key management and other personnel into our operations, and the ability of all personnel to work together effectively as a team. Our failure to retain and recruit officers and other key personnel could have a material adverse effect on our business, financial condition and results of operations.

We have limited insurance.

We have limited directors’ and officers’ liability insurance and commercial liability insurance policies. Any significant claims would have a material adverse effect on our business, financial condition and results of operations.

Risks Related to our Common Stock

CANX, Logic Works and China West could have significant influence over matters submitted to stockholders for approval.

As of September 30, 2015, CANX, Logic Works and China West in the aggregate hold shares representing approximately 53.8% of our common stock on a fully-converted basis and could be considered a control group for purposes of SEC rules. However, their agreements limit their ownership to 4.9% individually and each of the parties disclaims its status as a control group or a beneficial owner due to the fact that their beneficial ownership is limited to 4.9% per their agreements. Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days after the date of determination. If these persons were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our officers, directors, management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire.

Trading in our stock is limited by the lack of market makers and the SEC’s penny stock regulations.

On April 10, 2014, as a result of the SEC suspension in the trading of our securities, we lost all market makers and currently trade on the grey market of OTCBB. Until we comply with FINRA Rule 15c2-11, we will trade on the grey market, which limits quotations and marketability of securities. Holders of our common stock will continue to find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock, and the market value of our common stock will likely decline.

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

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

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

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of September 30, 2015, there were approximately 902.1 million shares of our common stock issued and outstanding.  In addition, as of September 30, 2015, there are also (i) stock option grants outstanding for the purchase of 40.6 million common shares at a $0.058 average strike price; (ii) warrants for the purchase of 565.0 million common shares at a $0.035 average exercise price; (iii) 235.6 million shares related to convertible debt that can be converted at 0.007 per share; and (iv) 6.0 million shares that may be issued to a former executive related to a severance agreement. We are obligated to issue $2 million in common stock or approximately 115.1 million shares related to the settlement of the Consolidated Class Action and Derivative Action lawsuits alleging violations of federal securities laws that were filed against us in United States District Court, Central District of California. If all stock option grant, warrant and contingent shares are issued, approximately 1.864 billion of our currently authorized 3 billion shares of common stock will be issued and outstanding.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.     PROPERTIES

Current Operating Leases

Upon our acquisition of Rocky Mountain Hydroponics, LLC and Evergreen Garden Center, LLC, we assumed the lease for the RMH/EGC retail hydroponics store located in Portland, Maine. The lease commencement date was May 1, 2013 with an expiration date of April 30, 2016. The monthly rent for year one of the lease was $4,917, with monthly rent of $5,065 in year two, and monthly rent of $5,217 in year three of the lease. We have an option to extend the lease for two three year terms as long it is not in default under the lease.

On October 21, 2013, we entered into a lease agreement for retail space for our hydroponics store in Avon (Vail), Colorado. The lease expires on September 30, 2018. Monthly rent for year one of the lease is $2,606 and increases 3.5% per year thereafter through the end of the lease. We do not have an option to extend the lease.

On January 23, 2014, we entered into a lease agreement for retail space for its hydroponics store in Boulder, Colorado. The lease commenced on February 1, 2014 and expires on May 31, 2017. Monthly rent for year one of the lease was $4,051, with monthly rent of $4,173 in year two, $4,298 in year three, and $4,427 for month 37 through 39. We have an option to extend the lease for one three year terms as long it is not in default under the lease.

On June 18, 2014, we rented space at 500 Union Street, Suite 810, Seattle, Washington for our corporate office on a month to month basis at the current monthly payment of $1,700 per month.

Terminated Operating Leases

In May 2011, we entered into a lease for our Phototron business unit to rent a warehouse facility in Gardena, California. The terms of the lease provide for monthly rental expense of $4,065 with annual rent increases through the expiration of the lease on May 31, 2014. During the last twelve months of the lease the monthly rent was $4,313. We terminated this lease as of May 31, 2014.

Upon our acquisition of Rocky Mountain Hydroponics, LLC and Evergreen Garden Center, we assumed the lease for the RMH/EGC retail hydroponics store located in Plaistow, New Hampshire. The lease commencement date was May 1, 2013 with an expiration date of January 31, 2016. The monthly rent throughout the term of the lease is $2,105. We vacated this store and expect to terminate this lease during 2015.

On June 5, 2013, we entered into a lease to rent office space in Woodland Hills, California for our corporate headquarters. The landlord was 20259 Ventura Blvd LP, which was a previous affiliate of a stockholder of our company. The term was for ninety days and can be renewed, or terminated, by either party with thirty days written notice. The monthly rent was $6,758. We terminated this lease as of June 30, 2014.

On May 30, 2013, we entered into a lease to rent retail space in Woodland Hills, California for its Urban Garden Supply (Soja, Inc.) hydroponics store. The term was for ninety days and can be renewed, or terminated, by either party with ninety days written notice. The monthly rent was $3,257. We terminated this lease as of June 1, 2015.

On August 26, 2013, we entered into a lease agreement for warehouse and retail space for its Greners (Business Bloom, Inc.) business unit in Santa Rosa, California. The lease commencement date was September 1, 2013 with an expiration date of August 31, 2015. The monthly rent is $3,000. We terminated this lease as of November 25, 2014.

On September 23, 2013, we entered into an Assignment and Assumption and Amendment of Lease Agreement for our retail hydroponics store in Peabody, Massachusetts.  The original lease between the landlord and Evergreen Garden Center, LLC was assigned from Evergreen Garden Center, LLC to GrowLife Hydroponics, Inc. In addition, the term of the lease was extended from the original expiration date of October 31, 2013 to October 31, 2014. The monthly rent remained at $4,500 through October 31, 2014. This lease expired on October 31, 2014.

We are in default on our Portland, Maine and Boulder, Colorado store leases for non-payment of the lease payments and are negotiating with the landlords.

ITEM 3.    LEGAL PROCEEDINGS

We are involved in the disputes and legal proceedings described below. In addition, as a public company, we are also potentially susceptible to litigation, such as claims asserting violations of securities laws. Any such claims, with or without merit, if not resolved, could be time-consuming and result in costly litigation.

Class Actions Alleging Violations of Federal Securities Laws

Beginning on April 18, 2014, three class action lawsuits alleging violations of federal securities laws were filed against us in United States District Court, Central District of California (the “Court”). At a hearing held on July 21, 2014, the three class action lawsuits were consolidated into one case with Lawrence Rosen as the lead plaintiff (the “Consolidated Class Action,” styled Romero et al. vs. GrowLife et al.). On May 15, 2014 and August 4, 2014, respectively two shareholder derivative lawsuits were filed against us with the Court (the “Derivative Actions”). On October 20, 2014, AmTrust North America, our insurer, filed a lawsuit contesting insurance coverage on the above legal proceedings. On January 20, 2015, the Court ordered all of the above actions stayed pending completion of mediation of the dispute.

The parties then worked diligently to finalize settlement documentation on the above actions.  On April 27, 2015, the Court preliminarily approved the proposed settlement of the Consolidated Class Action.

On June 1, 2015, the Court preliminarily approved the proposed settlement of the Derivative Actions pursuant to a proposed stipulated settlement agreement.

On August 3, 2015, the Court entered a Final Order and Judgment resolving the Consolidated Class Action litigation in its entirety.  The Consolidated Class Action was thereby dismissed in its entirety with prejudice and without costs.

On August 10, 2015, pursuant to a settlement by and between the Company and AmTrust North America, AmTrust’s lawsuit contesting insurance coverage of the Consolidated Class Action and Derivative Actions was dismissed in its entirety with prejudice pursuant to a Stipulation for Dismissal of Entire Action with Prejudice executed by and between AmTrust and the Company.

On August 17, 2015, the Court entered a Final Order and Judgment resolving the Derivative Actions in their entirety.  The Derivative Actions were thereby dismissed in their entirety with prejudice.

As a result of the foregoing, all litigation discussed herein is resolved in full at this time.

We are obligated to issue $2 million in common stock or approximately 115.1 million shares related to the settlement of the Consolidated Class Action and Derivative Action lawsuits alleging violations of federal securities laws that were filed against us in United States District Court, Central District of California.

Section 16(b) Claims

We received four demand letters from potential plaintiffs regarding alleged Section 16(b) short-swing violations by Sterling Scott in July 2014. We believe the claims are without merit and responded to the Section 16(b) claims accordingly. Two of the four claims have acknowledged our position and have been withdrawn.  There has been no response to our position from the remaining two potential plaintiffs.

Sales and Payroll Tax Liabilities

As of September 30, 2015, we owe approximately $87,000 in sales tax and $20,000 in payroll taxes primarily from early 2014. We are currently negotiating or operating under payment plans on these liabilities.

Other Legal Proceedings

We are in default on our Portland, Maine and Boulder, Colorado store leases for non-payment of lease payments and we are negotiating with the landlords. We are currently subject to legal actions with various vendors.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

General

The following description of our capital stock and provisions of our articles of incorporation and bylaws are summaries and are qualified by reference to our articles of incorporation and the bylaws. We have filed copies of these documents with the SEC as exhibits to our Form 10-K.

Authorized Capital Stock

We have authorized 3,003,000,000 shares of capital stock, of which 3,000,000,000 are shares of voting common stock, par value $0.0001 per share, and 3,000,000 are shares of non-voting preferred stock, par value $0.0001 per share. There are no preferred shares issued and the terms have not been determined.

Capital Stock Issued and Outstanding

As of September 30, 2015, we have issued and outstanding securities on a fully diluted basis:

●	902,116,496 shares of common stock;
●	Stock option grants for the purchase of 40,570,000 shares of common stock at average exercise price of $0.058;
●	Warrants to purchase an aggregate of 565,000,000 shares of common stock with expiration dates between November 2018 and July 2019 at an exercise price of $0.035 per share;
●	235,575,286 shares of common stock to be issued for the conversion of Convertible Notes Payables with expiration dates between September 2015 and June 2016 at a conversion price of $0.007 per share;
●	6,000,000 shares of common stock that may be issued to a former executive related to a severance agreement; and
●	We are obligated to issue $2 million in common stock or approximately 115,141,048 shares related to the settlement of the Consolidated Class Action and Derivative Action lawsuits alleging violations of federal securities laws that were filed against us in United States District Court, Central District of California.

Voting Common Stock

Holders of our common stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders and do not have cumulative voting rights. An election of directors by our stockholders shall be determined by a plurality of the votes cast by the stockholders entitled to vote on the election. On all other matters, the affirmative vote of the holders of a majority of the stock present in person or represented by proxy and entitled to vote is required for approval, unless otherwise provided in our articles of incorporation, bylaws or applicable law. Holders of common stock are entitled to receive proportionately any dividends as may be declared by our board of directors, subject to any preferential dividend rights of outstanding preferred stock.

In the event of our liquidation or dissolution, the holders of common stock are entitled to receive proportionately all assets available for distribution to stockholders after the payment of all debts and other liabilities and subject to the prior rights of any outstanding preferred stock. Holders of common stock have no preemptive, subscription, redemption or conversion rights. The rights, preferences and privileges of holders of common stock are subject to and may be adversely affected by the rights of the holders of shares of any series of preferred stock that we may designate and issue in the future.

Non-Voting Preferred Stock

Under the terms of our articles of incorporation, our board of directors is authorized to issue shares of non-voting preferred stock in one or more series without stockholder approval. Our board of directors has the discretion to determine the rights, preferences, privileges and restrictions, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of non-voting preferred stock.

The purpose of authorizing our board of directors to issue non-voting preferred stock and determine its rights and preferences is to eliminate delays associated with a stockholder vote on specific issuances. The issuance of non-voting preferred stock, while providing flexibility in connection with possible acquisitions, future financings and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or could discourage a third party from seeking to acquire, a majority of our outstanding voting stock. There are no shares of non-voting preferred stock presently outstanding and we have no present plans to issue any shares of preferred stock.

Warrants to Purchase Common Stock

As of September 30, 2015, warrants to purchase an aggregate of 565,000,000 shares of common stock with expiration dates between November 2018 and July 2019 at an average exercise price of $0.035 per share are outstanding.

Options to Purchase Common Stock

In fiscal year 2011, we authorized a Stock Incentive Plan whereby a maximum of 18,870,184 shares of the Company’s common stock could be granted in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, and Other Stock-Based Awards. On April 18, 2013, the Company’s Board of Directors voted to increase to 35,000,000 the maximum allowable shares of the Company’s common stock allocated to the 2011 Stock Incentive Plan. After the exercise of stock option grants, we have 27,522,626 shares available for issuance. We have outstanding unexercised stock option grants totaling 40,570,000 shares at an average exercise price of $0.058 per share as of September 30, 2015. All grants are considered non-qualified until the increase is approved by the shareholders.

Dividend Policy

We have not previously paid any cash dividends on our common stock and do not anticipate or contemplate paying dividends on our common stock in the foreseeable future. We currently intend to use all of our available funds to develop our business. We can give no assurances that we will ever have excess funds available to pay dividends.

Change in Control Provisions

Our articles of incorporation and by-laws provide for a maximum of nine directors, and the size of the Board cannot be increased by more than three directors in any calendar year.  There is no provision for classification or staggered terms for the members of the Board of Directors.

Our articles of incorporation also provide that except to the extent the provisions of Delaware General Corporation Law require a greater voting requirement, any action, including the amendment of the Company’s articles or bylaws, the approval of a plan of merger or share exchange, the sale, lease, exchange or other disposition of all or substantially all of the Company’s property other than in the usual and regular course of business, shall be authorized if approved by a simple majority of stockholders, and if a separate voting group is required or entitled to vote thereon, by a simple majority of all the votes entitled to be cast by that voting group.

Our bylaws provide that only the Chief Executive Officer or a majority of the Board of Directors may call a special meeting.  The bylaws do not permit the stockholders of the Company to call a special meeting of the stockholders for any purpose.

Articles of Incorporation and Bylaws Provisions

Our articles of incorporation, as amended, and bylaws contain provisions that could have the effect of discouraging potential acquisition proposals or tender offers or delaying or preventing a change in control, including changes a stockholder might consider favorable. In particular, our articles of incorporation and bylaws among other things:

●	permit our board of directors to alter our bylaws without stockholder approval; and
●	provide that vacancies on our board of directors may be filled by a majority of directors in office, although less than a quorum.

Such provisions may have the effect of discouraging a third-party from acquiring us, even if doing so would be beneficial to our stockholders. These provisions are intended to enhance the likelihood of continuity and stability in the composition of our board of directors and in the policies formulated by them, and to discourage some types of transactions that may involve an actual or threatened change in control of our company. These provisions are designed to reduce our vulnerability to an unsolicited acquisition proposal and to discourage some tactics that may be used in proxy fights. We believe that the benefits of increased protection of our potential ability to negotiate with the proponent of an unfriendly or unsolicited proposal to acquire or restructure our company outweigh the disadvantages of discouraging such proposals because, among other things, negotiation of such proposals could result in an improvement of their terms.

However, these provisions could have the effect of discouraging others from making tender offers for our shares that could result from actual or rumored takeover attempts. These provisions also may have the effect of preventing changes in our management.

Market Price of and Dividends on Common Equity and Related Stockholder Matters

Our common stock trades on the grey market under the symbol “PHOT.”  While the company is currently without a market maker, its stock does trade directly between buyers and sellers on the grey sheets. The quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions. Consequently, the information provided below may not be indicative of our common stock price under different conditions.

Period Ended	High	Low
Year Ending December 31, 2015
Through September 24, 2015	$0.18	$0.01
June 30, 2015	$0.06	$0.01
March 31, 2015	$0.35	$0.02

Year Ending December 31, 2014
December 31, 2014	$0.36	$0.01
September 30, 2014	$0.80	$0.01
June 30, 2014	$0.64	$0.06
March 31, 2014	$0.78	$0.16

Year Ended December 31, 2013
December 31, 2013	$0.16	$0.05
September 30, 2013	$0.06	$0.03
June 30, 2013	$0.06	$0.01
March 31, 2013	$0.12	$0.04

As of September 24, 2015, the closing price of the company's common stock was $0.010 per share. As of September 30, 2015, there were 902,116,496 shares of common stock outstanding held by approximately 116 stockholders of record. This number does not include the approximately 15,000 beneficial owners whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Transfer Agent

The transfer agent for our common stock is Issuer Direct Corporation located 500 Perimeter Park, Suite D, Morrisville NC 27560, and their telephone number is (919) 481-4000.

Dividends

We have not previously paid any cash dividends on our common stock and do not anticipate or contemplate paying dividends on our common stock in the foreseeable future. We currently intend to use all of our available funds to develop our business. We can give no assurances that we will ever have excess funds available to pay dividends.

Recent Sales of Unregistered Securities

During the three months ended December 31, 2014, we had the following sales of unregistered sales of equity securities.

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

We have compensated consultants and service providers with restricted common stock during the development of our business and when our capital resources were not adequate to provide payment in cash.

We issued 400,000 shares of our common stock to consultants and employees for services at the fair market price of $0.053 per share.

We issued 1,600,000 shares of common stock relating to the conversion of liabilities at the fair market price of $0.05 per share.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2014 related to the equity compensation plan in effect at that time.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plan
approved by shareholders	-	-	-
Equity compensation plans
not approved by shareholders	40,720,000	0.058	-
Total	40,720,000	0.058	-

ITEM 6.    SELECTED FINANCIAL DATA

In the following table, we provide you with our selected consolidated historical financial and other data. We have prepared the consolidated selected financial information using our consolidated financial statements for the years ended December 31, 2014, 2013 and 2012. When you read this selected consolidated historical financial and other data, it is important that you read along with it the historical financial statements and related notes in our consolidated financial statements included in this report, as well as Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended December 31,
	2014	2013	2012
	(Audited)	(Audited)	(Audited)
STATEMENT OF OPERATIONS DATA:
Net revenue	$8,538	$4,859	$1,451
Cost of goods sold	7,173	4,006	1,039
Gross profit	1,365	853	412
General and administrative expenses	7,851	11,796	1,683
Operating (loss)	(6,486)	(10,943)	(1,271)
Other expense	(80,140)	(10,437)	(915)
Net (loss)	$(86,626)	$(21,380)	$(2,186)
Net (loss) per share	$(0.10)	$(0.04)	$(0.01)
Weighted average number of shares	834,503,868	593,034,693	245,420,970

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our goal of becoming the nation’s largest cultivation facility service provider for the production of organics, herbs and greens and plant-based medicines has not changed. Our mission is to best serve more cultivators in the design, build-out, expansion and maintenance of their facilities with products of high quality, exceptional value and competitive price. Through a nationwide network of local representatives, regional fulfillment centers and its e-Commerce team, GrowLife provides essential goods and services including media (i.e., farming soil), industry-leading hydroponics equipment, plant nutrients, and thousands more products to specialty grow operations starting with 17 states.

We primarily sell through our wholly owned subsidiary, GrowLife Hydroponics, Inc. In addition to the promotion and sales of GrowLife owned brands, GrowLife companies distribute and sell over 3,000 products through its eCommerce distribution channel, Greners.com, our on-line superstore, and through our retail storefronts that serve as regional fulfillment centers. GrowLife and its business units are organized and directed to operate strictly in accordance with all applicable state and federal laws.

We grew through a series of acquisitions in 2012 and 2013 leading to seven retail stores.  In 2013, we expected to grow through the following three key initiatives (i) expanding to 30 retail stores at an expected average annual revenue of $1.25 million with 12 stores in 2014 resulting in sales of $15 million; (ii) educating the investment community of the demand for indoor growing equipment from the legal cannabis industry; and (iii) engaging a joint venture investor willing to provide financial resources for acquisitions and strategic investments.  These three initiatives were expected to help position us as the leading supplier and participating investor to the emerging legal cannabis industry and were therefore announced and allocated their own resources.

The retail expansion plan, starting in July 2013, was expected to maintain the pre-acquisition revenue pace of GrowLife Hydroponic’s earlier purchase of Rocky Mountain Hydroponics, LLC, a Colorado limited liability company (“RMC”), and Evergreen Garden Center, LLC, a Maine limited liability company (“EGC”), and generate sales of $5.5 million in 2013.  For several reasons, GrowLife Hydroponics experienced achieved 2013 revenue at $4.8 million.  In addition, GrowLife Hydroponics opened two more stores in Plaistow, New Hampshire and Peabody, Massachusetts.  This seven store expansion across five states exposed three issues with the retail expansion plan: (i) the cost of inventory, integration and ramp up in offsetting revenue was understated; (ii) the laws, policies and resulting customer purchase process across the five states varied greatly and lowered the expected economies of scale; and (iii) the competitive hydroponic supplier market lowered expected operating margins.  The lack of financial resources to offset the operating losses from the retail expansion initiative led to a change of plan.

An education initiative was formed where we engaged Grass Roots Research and Distribution, Inc., a market research and marketing firm, to study our 2013 plan, the emerging growth of the legal Cannabis industry and estimate the possible financial impact to GrowLife and its valuation.  Sets of reports were published and supported with GrowLife press releases to educate the new industry and generate greater awareness of GrowLife.  While this initiative proved successful in 2013, we ceased to engage Grass Roots in 2014, after we changed our business strategy.

The third investor initiative was formed in November 2013, through the Organic Growth International, LLC (“OGI”), a joint venture, between GrowLife and CANX USA LLC (“CANX”).  CANX would provide the financial resources for OGI to facilitate acquisitions and strategic investments.  GrowLife issued warrants for 240 million GrowLife shares to CANX and CANX would provide up to $40 million in mutually agreed upon investments, $1 million in a convertible note and a $1.3 million commitment towards the GrowLife Infrastructure Funding & Technology (“GIFT”) program.  GrowLife received the $1 million as a convertible note in December 2013, received the $1.3 million commitment but not executed and by January 2014 OGI had Letters of Intent with four investment and acquisition transactions valued at $96 million.  Before the deals could close, the SEC put a trading halt in April 10, 2014, which resulted in the withdrawal of all transactions.  The business disruption from the trading halt and the resulting class action and derivative lawsuits ceased further investments with the OGI joint venture.

Starting in June 2014 we focused on cost reductions with minimal revenue loss has been our focus.  The primary reduction in operating costs came from (i) streamlining non-profitable personnel, lowering expenses by replacing the Woodland Hills, California headquarters with that of Seattle, Washington that serves more people at a lower cost; (ii) closed the unprofitable Peabody, Massachusetts, Woodland Hills, California and Plaistow, New Hampshire stores; (iii) relocated the Greners eCommerce operation from Santa Rosa, California to the Boulder, Colorado store until a new Denver facility is set up; (iv) reducing full-time employees from 46 to 8 as of September 30, 2015; and (v) closing the Phototron subsidiary in California.  While transition costs were paid out, the repurposing of company resources is expected to reduce our operating expenses and allows for greater market reach and efficiencies.

However, the challenges of operating a public company under the strains gray market trading and lawsuits, that are in negotiations, as well as limited access to investment capital kept the company lean.  We also chose to convert about three months of inventory into cash.  This reduced our inventory level from $1.8 million to $924,000 and lowered our gross margins to 16.5%.  This conscientious decision was made to help us transition through this period. As for our $7.7 million of our general and administrative expenses, there were approximately $3.6 million in non-recurring/non-cash stock expenses, which resulted in net cash expenses at approximately $4.1 million for the year ended December 31, 2014.

We remain focused on hiring the best people to expand our direct sales personnel. These personnel are knowledgeable in using the most progressive growing technologies that fit our customer’s needs.  Whether they are small-scale local cultivation facilities or large-scale regional cultivators, our customer service team recommends smart medium, cost-effective lighting and ventilation, and the right nutrients that are best suited for the crop objective.  Our knowledge layer is strategic for the evolution of the indoor growing industry.  Unlike an outdoor superstore, GrowLife serves the specialty cultivation business as indoor crops are designed to deliver multiple grow cycles with greater quality and yield not available in outdoor agriculture.   Technologies will be available to provide our customers with a way to further tune their ordering process and crop development using their own experience.

RESULTS OF OPERATIONS

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from year-to-year.

(dollars in thousands)

	Years Ended December 31,
	2014	2013	$ Variance	% Variance
Net revenue	$8,538	$4,859	$3,679	75.7%
Cost of goods sold	7,173	4,006	3,167	-79.1%
Gross profit	1,365	853	512	60.0%
General and administrative expenses	7,851	11,796	(3,945)	33.4%
Operating loss	(6,486)	(10,943)	4,457	40.7%
Other income (expense):
Impairment of goodwill	-	(280)	280	100.0%
Impairment of intangible assets	-	(262)	262	100.0%
Loss on extinguishment of debt	-	(961)	961	100.0%
Change in fair value of derivative	(16,253)	(3,701)	(12,552)	-339.2%
Other income	-	42	(42)	-100.0%
Realized gain on sale of investment	187	-	187	100.0%
Interest expense, net	(64,074)	(5,275)	(58,799)	-1114.7%
Total other income (expense)	(80,140)	(10,437)	(69,703)	-667.8%
Income (loss) before income taxes	(86,626)	(21,380)	(65,246)	-305.2%
Income taxes - current benefit	-	-	-	0.0%
Net income (loss)	$(86,626)	$(21,380)	$(65,246)	-305.2%

YEAR ENDED DECEMBER 31, 2014 COMPARED TO THE YEAR ENDED DECEMBER 31, 2013

Revenue

Net revenue for the year ended December 31, 2014 increased $3,679,000 to $8,538,000 as compared to $4,859,000 for the year ended December 31, 2013. The increase was due to revenue from the retail stores acquired by GrowLife Hydroponics’ acquisition of Rocky Mountain Hydroponics and Evergreen Garden Center on June 7, 2013.

Cost of Goods Sold

Cost of sales for the year ended December 31, 2014 increased $3,167,000 to $7,173,000 as compared to $4,006,000 for the year ended December 31, 2013. The increase was due to increased sales, selling our products at a higher discount and the liquidation of inventory at lower margins during the year ended December 31, 2014.

Gross profit was $1,365,000 for the year ended December 31, 2014 as compared to $853,000 for the year ended December 31, 2013. The gross margin was 16.0% for the year ended December 31, 2014 as compared to 17.6% for the year ended December 31, 2013. The decrease was due to selling our products at a higher discount and the liquidation of inventory at lower margins during the year ended December 31, 2014.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2014 decreased $3,945,000 to $7,851,000 as compared to $11,796,000 for the year ended December 31, 2013. The decrease was due to decreased warrant expense of (i) $7,015,000; offset by (ii) increased payroll expense of $1,242,000; increased stock based compensation of $1,252,000; (iii) increased stock option expense of $576,000; (iv) increased legal expenses of $598,000; and (v) and increased of other general expenses of $598,000. As part of the general and administrative expenses for the year ended December 31, 2014, we recorded investor relation expenses of $627,000 and did not record any business development expenses.

The increase related to the retail stores acquired in our acquisition of Rocky Mountain Hydroponics and Evergreen Garden Center on June 7, 2013, legal expenses associated with our legal proceedings and stock based compensation related stock option grants.

Non-cash general and administrative expenses for the year ended December 31, 2014 totaled $3,583,000, with (i) depreciation and amortization of $140,000; (ii) stock based compensation of $724,000 related to stock option grants; (iii) increased common stock issued for services expenses of $2,721,000; (iv) change in inventory reserve of $13,000.

Non-cash general and administrative expenses for the year ended December 31, 2013 totaled $1,792,000, with (i) depreciation and amortization of $174,000; (ii) stock based compensation of $149,000; and (iii) increased common stock issued for services expenses of $1,469,000.

Other Income/ Expense

Other expense for the year ended December 31, 2014 was $80,140,000 as compared to other expense of $10,437,000 for the year ended December 31, 2013. The expenses for the year ended December 31, 2014 included loss on change – derivative liability warrants of $16,253,000 and interest expense of $64,074,000, offset by the realized gain on the sale of investment of $187,000. The loss on change- derivative liability is the non-cash change in the fair value and relates to our derivative instruments.  The non-cash interest related to the amortization of the debt discount associated with our convertible notes, accrued interest expense related to our notes payable and the issuance of a 100,000,000 share warrant to CANX in February 7, 2014 and a 300,000,000 share warrant to CANX on July 10, 2014.

Other expense for the year ended December 31, 2013 included interest expense of $5,275,000, loss on extinguishment of debt of $961,000 and change in fair value of derivative of $3,701,000, impairment of goodwill of $280,000 and impairment of intangible assets of $262,000, offset by other income of $42,000. The loss on change- derivative liability is the non-cash change in the fair value and relates to our derivative instruments. The non-cash interest related to the amortization of the debt discount associated with our convertible notes payable and of accrued interest expense related to our notes payable.

Net (Loss)

Net loss for the year ended December 31, 2014 was $86,626,000 as compared to a net loss of $21,380,000 for the year ended December 31, 2013 for the reasons discussed above. Net income for the year ended December 31, 2014 non-cash expenses of $83,883,000, including (i) loss on change – derivative liability of $16,253,000; (ii) depreciation and amortization of $140,000; (iii) stock based compensation of $724,000 related to stock option grants; (iv) common stock issued for services expenses of $2,722,000; (v) change in inventory reserve of $13,000; and (vi) interest expense of $64,046,000, offset by the realized gain on the sale of investment of $187,000.

The net loss for the year ended December 31, 2013 included non-cash expenses of $19,341,000 consisting of (i) loss on change – derivative liability of $3,701,000; (ii) depreciation and amortization of $174,000; (iii) common stock issued for services expenses of $1,469,000; (iv) warrant expenses of $7,015,000; (v) amortization of debt discount of $5,106,000;  (vi) stock based compensation of $149,000; (vii) impairment of goodwill of $280,000 and impairment of intangible assets of $262,000; (viii) loss on extinguishment of debt of $961,000; and (ix) other expenses of $224,000.

We expect losses to continue as we implement our business plan.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $286,000 and a net working capital deficit of approximately $(1,018,000) (excluding the derivative liability- warrants of $2,101,000 as of December 31, 2014.  We expect losses to continue as we grow our business. Our cash used in operations for the year ended December 31, 2014 was $2,123,000.

Shortly after the SEC suspended trading of our securities on April 10, 2014, some of our primary suppliers rescinded our credit terms and required us to pay cash for our product purchases and pay down our outstanding balance with these suppliers.

We will need to obtain additional financing in the future. There can be no assurance that we will be able to secure funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing, we may need to restructure our operations, divest all or a portion of our business or file for bankruptcy.

We have financed our operations through the issuance of convertible debentures and the sale of common stock.

Transactions with TCA Global Credit Master Fund LP

On July 9, 2015, we closed a Securities Purchase Agreement and related agreements with TCA Global Credit Master Fund LP, an accredited investor, whereby we agreed to sell and TCA agreed to purchase up to $3,000,000 of senior secured convertible, redeemable debentures, of which $700,000 was purchased on July 9, 2015 and up to $2,300,000 may be purchased in additional closings. The closing of the Transaction occurred on July 9, 2015.

On August 6, 2015, we closed a Securities Purchase Agreement and related agreements with TCA Global Credit Master Fund LP, whereby we agreed to sell and TCA agreed to purchase a $100,000 senior secured convertible redeemable debenture and we agreed to issue and sell to TCA, from time to time, and TCA agreed to purchase from us up to $3,000,000 of the Company’s common stock pursuant to a Committed Equity Facility. The closing of the Transaction occurred on August 6, 2015.

Transactions with CANX, LLC and Logic Works LLC

On July 10, 2014, we closed a Waiver and Modification Agreement, Amended and Restated Joint Venture Agreement, Secured Credit Facility and Secured Convertible Note with CANX, and Logic Works LLC, a lender and shareholder of the Company.

Operating Activities

Net cash used in operating activities for the year ended December 31, 2014 was $2,123,000. This amount was primarily related to a net loss of $86,626,000, offset by a reduction in account receivable of $184,000 and inventory of $317,000 and non-cash expenses of $83,899,000 consisting of (i) depreciation and amortization of $140,000; (ii) stock based compensation of $724,000 related to stock option grants; (iii) common stock issue for services of $2,722,000; (iv) $1,364,000 related to the amortization of the debt discount associated with our convertible notes payable; (v) $183,000 of accrued interest expense related to our notes payable; (vi) $62,500,000 related to the issuance of a 100,000,000 share warrant to CANX in February 7, 2014 and a 300,000,000 share warrant to CANX on July 10, 2014 ; (vii) loss on change – derivative liability of $16,253,000; and (viii) other of $13,000.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2014 was $184,000. This amount was primarily related to the net cash proceeds from the sale of shares in Vape Holdings, Inc. of $188,000, offset by capital expenditures of $4,000.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2014 was $394,000. This amount was primarily related to proceeds from the issuance of a convertible note of $350,000, proceeds from options exercised of $45,000, offset by repayment of debt of $1,000.

Our contractual cash obligations as of December 31, 2014 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$326,950	$175,080	$151,870	$-	$-
Note payable	1,463,431	1,103,790	359,641	-	-
Capital expenditures	50,000	50,000	-	-	-
	$1,840,381	$1,328,870	$511,511	$-	$-

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The application of GAAP involves the exercise of varying degrees of judgment. On an ongoing basis, we evaluate our estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that of our significant accounting policies (see summary of significant accounting policies more fully described in Note 3 to Form 10-K for the year ended December 31, 2014), the following policies involve a higher degree of judgment and/or complexity:

Cash and Cash Equivalents - We classify highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. We have not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.

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

Inventories - Inventories are recorded on a first in first out basis. Inventory consists of raw materials, purchased finished goods and components held for resale. Inventory is valued at the lower of cost or market. The reserve for inventory was $50,000 and $90,725 at December 31, 2014 and 2013, respectively.

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

Goodwill and Intangible Assets - We evaluate the carrying value of goodwill, intangible assets, and long-lived assets during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, (3) an adverse action or assessment by a regulator, (4) continued losses from operations, (5) continued negative cash flows from operations, and (6) the suspension of trading of the Company’s securities. When evaluating whether goodwill is impaired, we compare the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill.

We amortize the cost of other intangible assets over their estimated useful lives, which range up to ten years, unless such lives are deemed indefinite. Intangible assets with indefinite lives are tested in the fourth quarter of each fiscal year for impairment, or more often if indicators warrant.

Long Lived Assets – We reviews our long-lived assets for impairment annually or when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value (less the projected cost associated with selling the asset). To the extent carrying values exceed fair values, an impairment loss is recognized in operating results.

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

Derivative financial instruments -We evaluate all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

As of December 31, 2013, we had outstanding unsecured 7% convertible notes for $1,850,000 that we determined were a derivative liability due to the “reset” clause associated with the note’s conversion price. We valued the derivative liability of these notes at $9,324,000 using the Black-Scholes-Merton option pricing model.

As of December 31, 2014, we had outstanding unsecured 7% convertible notes for $500,000 that we determined were a derivative liability due to the “reset” clause associated with the note’s conversion price. We valued the derivative liability of these notes at $1,278,878 using the Black-Scholes-Merton option pricing model.

As of December 31, 2014, we had outstanding unsecured 6% convertible notes for $350,000 that we determined were a derivative liability due to the “reset” clause associated with the note’s conversion price. We valued the derivative liability of these notes at $822,037 using the Black-Scholes-Merton option pricing model.

Stock Based Compensation – We have share-based compensation plans under which employees, consultants, suppliers and directors may be granted restricted stock, as well as options and warrants to purchase shares of our common stock at the fair market value at the time of grant. Stock-based compensation cost to employees is measured by us at the grant date, based on the fair value of the award, over the requisite service period under ASC 718. For options issued to employees, we recognize stock compensation costs utilizing the fair value methodology over the related period of benefit.  Grants of stock to non-employees and other parties are accounted for in accordance with the ASC 505.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.  Nevertheless, we have no investments in any market risk sensitive instruments either held for trading purposes or entered into for other than trading purposes.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to our consolidated financial statements beginning on page F-1 of this report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of December 31, 2014 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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
We lacked detailed, and written, set of company policies and procedures.
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
We lacked centralized control over sales and payroll taxes.

b) Changes in Internal Control over Financial Reporting

During the year ended December 31, 2014, we implemented the following changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

During the year ended December 31, 2014, we strengthened our governance as follows: (i) appointed Mark E. Scott as a director and chairman of the Audit Committee; (ii) we formed Audit, Compensation and Nominations and Governance Committees and implemented charters; (iii) we implemented updated By-Laws; (iv) we implemented new policies, including Insider Trading, Whistleblower and a Code of Ethics; (v) we completed a significant review of our operations and filings; and (vi) we filed with the SEC numerous filings to correct any reporting deficiencies.

During the year ended December 31, 2014, we improved our internal controls and financial reporting as follows: (i) the office was moved to Seattle to have a centralized accounting department in the same location as our senior management; (ii) we strengthened our personnel with the appointment of a new consulting Chief Financial Officer and Controller; (iii) we migrated to a new financial reporting system; (iv) we implemented a new point-of-sale software system; and (v) we changed our management.

During the three months ended December 31, 2014, we did not close the books and records on a timely basis for file the Form 10-K due to a lack of cash. However, there were no changes in internal control over financing reporting.

ITEM 9B. OTHER INFORMATION

There were no disclosures of any information required to be filed on Form 8-K during the three months ended December 31, 2014 that were not filed.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following changes in directors and named executive officers occurred during the year ending December 31, 2013 and for the subsequent periods:

●	Eric Shevin was appointed Director on April 1, 2013 and resigned April 1, 2014.
●	Craig Ellins resigned as Director on April 12, 2013.
●	Justin Manns resigned as Chief Financial Officer on July 22, 2013 and as Director on December 19, 2013.
●	John Genesi was appointed Chief Financial Officer on July 22, 2013 and resigned on July 15, 2014.
●
Robert Hunt was appointed President of GrowLife Hydroponics, Inc. and Director on June 7, 2013. Mr. Hunt resigned as Executive Vice President of GrowLife, Inc. and President of GrowLife Hydroponics, Inc. effective May 23, 2014 and as a Director effective on June 3, 2014.

●	Robert Kurilko resigned as Director on November 2, 2013.
●	Marco Hegyi was appointed President on December 4, 2013 and Director on December 9, 2013.
●	Alan Hammer was appointed Director on December 17, 2013 and resigned May 6, 2014.
●	Jeff Giarraputo Director was appointed Director on December 19, 2013.
●	Anthony Ciabattoni was appointed Director on December 19, 2013.
●	Sterling C. Scott resigned as Chairman, Chief Executive Officer and Director on May 19, 2014.
●	Mark E. Scott was appointed Director on May 21, 2014, Chairman of the Audit Committee on June 3, 2014 and Consulting Chief Financial Officer on July 31, 2014.
●	Joseph Barnes was appointed Senior Vice President of Business Development on October 1, 2015.

Directors and Executive Officers

The following table sets forth certain information about our current directors and executive officers:

Name	Age	Director/ Executive Officer

Marco Hegyi	57	Director, President and Nominations and Governance Committee Chairman

Mark E. Scott	62	Director, Secretary, Audit Committee Chairman and Consulting Chief Financial Officer (2)

Anthony J. Ciabattoni *	71	Director and Compensation Committee Chairman (1)(2)(3)

Jeff Giarraputo *	45	Director (1)(2)(3)

Joseph Barnes	43	Senior Vice President of Business Development

* Independent director
(1) Member of the Audit Committee.
(2) Member of the Compensation Committee.
(3) Member of the Nominations and Governance Committee.

All directors hold office until their successors are duly appointed or until their earlier resignation or removal.

Marco Hegyi - Mr. Hegyi joined GrowLife as its President and a Member of its Board of Directors on December 9, 2013 and was appointed as Chairman of the Nominations and Governance Committee and a member of the Compensation Committee on June 3, 2014.  Mr. Hegyi has served as an independent director since February 14, 2008 and as Chairman of the Board since May 2011, and serves at the Chairman of the Audit and Compensation committees of Visualant, Inc. Previously, Mr. Hegyi was been a principal with the Chasm Group from 2006 to January 2014, where he has provided business consulting services.  As a management consultant, Mr. Hegyi applied his extensive technology industry experience to help early-stage companies.

Prior to working as a consultant in 2006, Mr. Hegyi served as Senior Director of Global Product Management at Yahoo!  Prior to Yahoo!, Mr. Hegyi was at Microsoft leading program management for Microsoft Windows and Office beta releases aimed at software developers from 2001 to 2006.  While at Microsoft, he formed new software-as-a-service concepts and created operating programs to extend the depth and breadth of the company’s unparalleled developer eco-system, including managing offshore, outsource teams in China and India, and being the named inventor of a filed Microsoft patent for a business process in service delivery.

During Mr. Hegyi’s career he has served as President and CEO of private and public companies, Chairman and director of boards, finance, compensation and audit committee chair, chief operating officer, vice-president of sales and marketing, senior director of product management, and he began his career as a systems software engineer.  Mr. Hegyi holds several patents.

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

Anthony J. Ciabattoni – Mr. Ciabattoni has served on the Board since December 19, 2013 and was appointed Chairman of the Compensation Committee to the Audit and Nominations and Governance on June 3, 2014. Mr. Ciabattoni held sales and marketing management positions for two Fortune 250 companies. Since 1996, Mr. Ciabattoni’s entrepreneurial career involved start-ups, acquisitions, business operations and enterprise sales servicing Fortune 500 companies.  Since 1996, Mr. Ciabattoni manages a diverse investment portfolio comprised of real estate, healthcare, technology, and satellite communications as an investor.

Mr. Ciabattoni has extensive involvement in both his community and in charities.  He is the founder of Laguna Legacy, a charitable fund designed to help families and organizations of need in his community.  He is a former Board of Director of Junior Achievement and a former member of Big Brothers of Orange County.

Mr. Ciabattoni is a graduate of the University of Delaware where he earned a Bachelor of Arts degree and has resided in California with his family since 1972.

Mr. Ciabattoni’s was appointed to the Board of Directors because of past experience in building, growing, and selling companies.

Jeff Giarraputo - Mr. Giarraputo has served on the Board since December 19, 2013 and was appointed to the Audit, Nominations and Goverance and Compensation Committees on June 3, 2014. In 1996, Mr. Giarraputo co-founded the global advertising agency Factory Design Labs, a multi-national agency with offices in Denver, USA, Shanghai, China and Verbier, Switzerland. In 2004, Mr. Giarraputo co-founded Beatport, the largest music store for DJs in the world. Beatport was privately held and headquartered in Denver, USA and Berlin, Germany until it was acquired in 2013. Mr. Giarraputo has managed private equity investments and serves as an advisor and/or board member since 2013.

The Company added Mr. Giarraputo to its Board of Directors because of his sales and marketing, and in particular his branding experience/expertise.

Mark E. Scott – Mr. Scott was appointed to the Board of Directors and Secretary of GrowLife, Inc. on May 21, 2014 and as Chairman of the Audit Committee on June 3, 2014. On July 31, 2014, Mr. Scott appointed Consulting Chief Financial Officer. Mr. Scott has significant financial, capital market and relations experience in public microcap companies.  Mr. Scott also currently serves as (i) Chief Financial Officer, Secretary and Treasurer of Visualant, Inc., a position he has held since May 2010.

Mr. Scott was Chief Financial Officer of U.S. Rare Earths, Inc., a consulting position he held December 19, 2011 to April 30, 2014 and Chief Financial Officer of Sonora Resources Corporation, a consulting position he held from June 15, 2011 to August 31, 2014. Also, Mr. Scott was Chief Financial Officer, Secretary and Treasurer of WestMountain Gold from February 28, 2011 to December 31, 2013 and was a consultant from December 2010 to February 27, 2011. Mr. Scott previously served as Chief Financial Officer and Secretary of IA Global, Inc. from October 2003 to June 2011. Previously, he held executive financial positions with Digital Lightwave; Network Access Solutions; and Teltronics, Inc. He has also held senior financial positions at Protel, Inc., Crystals International, Inc., Ranks Hovis McDougall, LLP and Brittania Sportswear, and worked at Arthur Andersen. Mr. Scott is also a certified public accountant and received a Bachelor of Arts in Accounting from the University of Washington.

Mr. Scott was appointed to the Board of Directors based on his financial, SEC and governance skills.

Joseph Barnes - Mr. Barnes was appointed Senior Vice President of Business Development for GrowLife, Inc. on October 10, 2014. Mr. Barnes works from our Boulder, Colorado store. Mr. Barnes joined GrowLife in 2010 and is responsible for all national sales operations including direct sales, retail and e-commerce. He led the sales team which recorded sales in 2014 of more than $8 million, a 100% increase from the previous year.

Mr. Barnes made the progressive and entrepreneurial decision to work with GrowLife after seeing the agricultural benefits of indoor growing. He is deeply passionate about clean and sustainable grows, and has deep relationships with many trusted cultivators. He holds extensive knowledge of indoor growing methods with concentrating on maximizing the yields for clean and healthy crops.

Barnes was a highly regarded snowboard instructor in Vail, Colorado prior to joining GrowLife. He worked with many top snowboard professionals, and also received a Level 1 certification from American Association Snowboard Instructors (AASI). Before his days on the slopes, Barnes was also a recruiting manager focusing on placing senior executives with international pharmaceutical/biotech companies. He also owned and operated Chrome Night Life Arena, a 20,000 square foot indoor/outdoor venue based in Philadelphia with more than 65 employees.

Certain Significant Employees

There are no significant employees required to be disclosed under Item 401(c) of Regulation S-K.

Family Relationships

There are no family relationships among our directors and executive officers.

Involvement in Certain Legal Proceedings

Except for Mr. Mr. Ciabattoni, none of our current directors or executive officers has, to the best of our knowledge, during the past ten years:

●	Had any petition under the federal bankruptcy laws or any state insolvency law filed by or against, or had a receiver, fiscal agent, or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time hereof, or any corporation or business association of which he was an executive officer at or within two years before the time hereof;

●	Been convicted in a criminal proceeding or a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	Been the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

●	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

●	Engaging in any type of business practice; or

●	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

●	Been the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described in (i) above, or to be associated with persons engaged in any such activity;

●	Been found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, where the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated; or

●	Been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, where the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended, or vacated.

Mr. Ciabattoni entered into Administrative Proceeding File No. 3-16438 dated March 13, 2015 whereby Mr. Ciabattoni agreed to Cease and Desist Proceedings under Section 21C of the Securities and Exchange Act of 1934. The Administrative Proceeding stems from Mr. Ciabattoni’s failure to file required Schedule 13D amendments and Section 16(a) beneficial ownership reports in an entity unrelated to GrowLife.

Committees of the Board of Directors

The Board has three standing committees to facilitate and assist the Board in the execution of its responsibilities. The committees are currently the Audit Committee, the Nominations and Governance Committee, and the Compensation Committee. The Committees were formed on June 3, 2014 by the current board of directors. The Audit Committee, Compensation and Nominations and Governance Committees each have one management director.  The table below shows current membership for each of the standing Board committees.

Audit	Compensation	Nominations and Governance	Executive Committee
Mark E. Scott (Chairman)	Anthony J. Ciabattoni (Chairman)	Marco Hegyi (Chairman)	Marco Hegyi (Chairman)
Anthony J. Ciabattoni	Jeff Giarraputo	Anthony J. Ciabattoni	Anthony J. Ciabattoni
Jeff Giarraputo	Marco Hegyi	Jeff Giarraputo	Mark E. Scott

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our board of directors or our compensation committee.

Mr. Giarraputo serves as a member of our compensation committee. Mr. Giarraputo has entered into related party transactions with us. See 'Transactions with Related Persons" below.

Code of Conduct and Ethics

We have adopted conduct and ethics standards titled the code of ethics, which is available at www.growlifeinc.com. These standards were adopted by our board of directors to promote transparency and integrity. The standards apply to our board of directors, executives and employees. Waivers of the requirements of our code of ethics or associated polices with respect to members of our board of directors or executive officers are subject to approval of the full board.

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers, directors and 10% stockholders are required under Section 16(a) of the Exchange Act to file reports of ownership and changes in ownership with the SEC. Copies of these reports must also be furnished to us.

Except as follows, based solely on a review of copies of reports furnished to us, as of December 31, 2014 our executive officers, directors and 10% holders complied with all filing requirements.

			Required	Actual
		Transaction	File	File
Person	Filing Type	Date	Date	Date
Marco Hegyi	3	12/4/2013	12/18/2013	3/28/2014
Alan Hammer	3	12/17/2013	12/19/2013	3/31/2014
Anthony J. Ciabattoni	3	12/19/2013	12/23/2013	3/31/2014
Jeff Giarraputo	3	12/19/2013	12/23/2013	3/28/2014
Joseph Barnes	3	10/10/2014	10/24/2014	11/3/2014

			Required	Actual
		Transaction	File	File
Person		Date	Date	Date
Alan Hammer	4	1/13/2014	1/15/2014	1/23/2014
Robert Hunt	4	1/31/2014	2/4/2014	4/29/2014
Robert Hunt	4	4/3/2014	4/7/2014	4/9/2014
Robert Hunt	4	4/3/2014	4/7/2014	4/9/2014
Robert Hunt	4	4/3/2014	4/7/2014	4/9/2014
Robert Hunt	4	4/3/2014	4/7/2014	4/9/2014
Robert Hunt	4	4/3/2014	4/7/2014	4/9/2014
Robert Hunt	4	4/3/2014	4/7/2014	4/9/2014
Robert Hunt	4	4/3/2014	4/7/2014	4/9/2014
Robert Hunt	4	4/3/2014	4/7/2014	4/9/2014
Robert Hunt	4	4/3/2014	4/7/2014	4/9/2014
Robert Hunt	4	4/3/2014	4/7/2014	4/9/2014
Robert Hunt	4	4/3/2014	4/7/2014	4/9/2014
Robert Hunt	4	4/3/2014	4/7/2014	4/9/2014
Robert Hunt	4	4/3/2014	4/7/2014	4/9/2014
Robert Hunt	4	4/3/2014	4/7/2014	4/9/2014
Robert Hunt	4	4/3/2014	4/7/2014	4/9/2014
Robert Hunt	4	4/3/2014	4/7/2014	4/9/2014
Robert Hunt	4	4/3/2014	4/7/2014	4/9/2014
Robert Hunt	4	4/3/2014	4/7/2014	4/9/2014
Robert Hunt	4	4/3/2014	4/7/2014	4/9/2014
Robert Hunt	4	4/3/2014	4/7/2014	4/9/2014
Robert Hunt	4	4/3/2014	4/7/2014	4/9/2014
Robert Hunt	4	4/3/2014	4/7/2014	4/9/2014
Robert Hunt	4	4/3/2014	4/7/2014	4/9/2014
Robert Hunt	4	4/3/2014	4/7/2014	4/9/2014
Robert Hunt	4	4/3/2014	4/7/2014	4/9/2014
Robert Hunt	4	4/3/2014	4/7/2014	4/9/2014
Robert Hunt	4	4/3/2014	4/7/2014	4/9/2014
Sterling C. Scott	4	5/27/2014	5/29/2014	7/3/2014
Sterling C. Scott	4A	7/3/2014	7/8/2014	7/23/2014
Sterling C. Scott	4	7/3/2014	7/8/2014	7/14/2014
John Genesi	4	7/15/2014	7/17/2014	7/28/2014
Sterling C. Scott	4A	10/9/2014	10/13/2014	10/20/2014
Sterling C. Scott	4	10/9/2014	10/13/2014	10/15/2014
Sterling C. Scott	4	10/10/2014	10/14/2014	10/16/2014
Sterling C. Scott	4	10/13/2014	10/15/2014	10/16/2014
Sterling C. Scott	4	12/19/2014	12/23/2014	12/24/2014

			Required	Actual
		Transaction	File	File
Person		Date	Date	Date
Sterling C. Scott	5	12/31/2013	3/5/2014	3/28/2014
Robert Hunt	5	12/31/2013	3/5/2014	3/28/2014
John Genesi	5	12/31/2013	3/5/2014	3/28/2014
Marco Hegyi	5	12/31/2013	3/5/2014	3/28/2014
Eric Shevin	5	12/31/2013	3/5/2014	3/28/2014
Alan Hammer	5	12/31/2013	3/5/2014	3/31/2014
Anthony J. Ciabattoni	5	12/31/2013	3/5/2014	3/31/2014
Jeff Giarraputo	5	12/31/2013	3/5/2014	3/28/2014
Jeff Giarraputo	5A	12/31/2013	3/5/2014	3/28/2014

CANX, Logic Works & China West Beneficial Ownership

On July 10, 2014, we entered into a Waiver and Modification Agreement, Amended and Restated Joint Venture Agreement, Secured Credit Facility and Secured Convertible Note with CANX, and Logic Works LLC, a lender and shareholder of the Company.

Previously, we entered into a Joint Venture Agreement with CANX USA LLC, a Nevada limited liability company.  Under the terms of the Joint Venture Agreement, the Company and CANX formed Organic Growth International, LLC (“OGI”), a Nevada limited liability company, for the purpose of expanding our operations in its current retail hydroponic businesses and in other synergistic business verticals and facilitating additional funding for commercially financeable transactions of up to $40,000,000.  In connection with the closing of the Agreement, CANX agreed to provide a commitment for funding in the amount of $1,300,000 for a GrowLife Infrastructure Funding Technology program transaction and provided additional funding under a 7% Convertible Note instrument for $1,000,000, including $500,000 each from Logic Works and China West III Investments LLC, entities that are unaffiliated with CANX and operate as separate legal entities. We initially owned a non-dilutive forty five percent (45%) share of OGI and the Company may acquire a controlling share of OGI as provided in the Joint Venture Agreement. In accordance with the Joint Venture Agreement, the Company and CANX entered into a Warrant Agreement whereby we delivered to CANX a warrant to purchase 140,000,000 shares of the Company common stock at a maximum strike price of $0.033 per share. Also in accordance with the Joint Venture Agreement, we issued an additional warrant to purchase 100,000,000 shares of our common stock at a maximum strike price of $0.033 per share on February 7, 2014.

In connection with the issuance of the above warrants to CANX in November 2013 and early 2014, we drafted certain beneficial ownership forms, including a Schedule 13D, for CANX’s review and filing in connection with their acquisition of a potential control position of the Company due to their holdings of the warrants which amounted to a significant derivative security position in the Company.  CANX refused to file the beneficial ownership filings at that time contending that they had not received the warrants provide for under the Joint Venture Agreement from us and therefore were not beneficial owners of said securities and thus not obligated to file said forms.  The ultimate responsibility for filing such beneficial ownership forms lies with the reporting person which, in this case, was CANX.

On July 10, 2014, as discussed above, CANX and the Company entered into amended agreement which provided, among other things, the re-issuance of warrants with 4.99% beneficial ownership limitation provisions.  The 4.99% beneficial ownership limitation prevented CANX from acting as a control person under the terms of the amended agreements and CANX disclaims its status as a control person or a beneficial owner due to the 4.99% beneficial ownership limitation.

Accordingly, CANX does not consider itself a beneficial owner due to its position that it has a 4.99% ownership limit. CANX further disclaims it has acted as a control group with Logic Works and/or China West in connection with the above transactions.  Therefore, CANX has not made any Section 16(a) filings. Likewise, at this time, we do not consider CANX a control party under SEC Rules.

Additionally, Logic Works and China West, parties unaffiliated with CANX that received certain convertible notes in the above transactions to which CANX was a party, do not consider themselves a control group because both Logic Works and China West have a 4.99% ownership limit, are not affiliated with CANX or each other and disclaim their status as a potential control group with CANX. Therefore, Logic Works and China West have not made any Section 16(a) filings. China West has since converted its $500,000 Note into 20,640,548 shares of our common stock on June 4, 2014 which is less than 2.5% of our issued and outstanding common stock.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of Compensation Program

This Compensation Discussion and Analysis describes the material elements of compensation awarded to, earned by or paid to each of our executive officers named in the Compensation Table on page 36 under “Remuneration of Executive Officers” (the “Named Executive Officers”) who served during the year ended December 31, 2014. This compensation discussion primarily focuses on the information contained in the following tables and related footnotes and narrative for the last completed fiscal year. We also describe compensation actions taken after the last completed fiscal year to the extent that it enhances the understanding of our executive compensation disclosure. The principles and guidelines discussed herein would also apply to any additional executive officers that the Company may hire in the future.

The Compensation Committee of the Board has responsibility for overseeing, reviewing and approving executive compensation and benefit programs in accordance with the Compensation Committee’s charter.  The members of the Compensation Committee are Anthony J. Ciabattoni (Chairman), Jeff Giarraputo and Marco Hegyi. We expect to appoint an additional independent Director to serve on the Compensation Committee during 2015.

Compensation Philosophy and Objectives

The major compensation objectives for the Company’s executive officers are as follows:

●	to attract and retain highly qualified individuals capable of making significant contributions to our long-term success;

●	to motivate and reward named executive officers whose knowledge, skills, and performance are critical to our success;

●	to closely align the interests of our named executive officers and other key employees with those of its shareholders; and

●	to utilize incentive based compensation to reinforce performance objectives and reward superior performance.

Role of Chief Executive Officer in Compensation Decisions

The Board approves all compensation for the chief executive officer. The Compensation Committee makes recommendations on the compensation for the chief executive officer and approves all compensation decisions, including equity awards, for our executive officers. Our chief executive officer makes recommendations regarding the base salary and non-equity compensation of other executive officers that are approved by the Compensation Committee in its discretion.

Setting Executive Compensation

The Compensation Committee believes that compensation for the Company’s executive officers must be managed to what we can afford and in a way that allows for us to meet our goals for overall performance. During 2014 and 2013, the Compensation Committee and the Board compensated its Chief Executive Officers, President and Chief Financial Officer at the salaries indicated in the compensation table. This compensation reflected the financial condition of the Company. The Compensation Committee does not use a peer group of publicly-traded and privately-held companies in structuring the compensation packages.

Executive Compensation Components for the Year Ended December 31, 2014

The Compensation Committee did not use a formula for allocating compensation among the elements of total compensation during the year that ended December 31, 2014. The Compensation Committee believes that in order to attract and retain highly effective people it must maintain a flexible compensation structure. For the year that ended December 31, 2014, the principal components of compensation for named executive officers were base salary.

Base Salary

Base salary is intended to ensure that our employees are fairly and equitably compensated. Generally, base salary is used to appropriately recognize and reward the experience and skills that employees bring to the Company and provides motivation for career development and enhancement. Base salary ensures that all employees continue to receive a basic level of compensation that reflects any acquired skills which are competently demonstrated and are consistently used at work.

Base salaries for the Company’s named executive officers are initially established based on their prior experience, the scope of their responsibilities and the applicable competitive market compensation paid by other companies for similar positions. Mr. Hegyi and Mr. Scott were compensated as described above based on the financial condition of the Company.

Performance-Based Incentive Compensation

The Compensation Committee believes incentive compensation reinforces performance objectives, rewards superior performance and is consistent with the enhancement of stockholder value. All of the Company’s Named Executive Officers are eligible to receive performance-based incentive compensation. The Compensation Committee did not recommend or approve payment of any performance-based incentive compensation to the Named Executive Officers during the year ended December 31, 2014 based on our the financial condition.

Ownership Guidelines

The Compensation Committee does not require our executive officers to hold a minimum number of our shares. However, to directly align the interests of executive officers with the interests of the stockholders, the Compensation Committee encourages each executive officer to maintain an ownership interest in the Company.

Stock Option Program

Stock options are an integral part of our executive compensation program. They are intended to encourage ownership and retention of the Company’s common stock by named executive officers and employees, as well as non-employee members of the Board. Through stock options, the objective of aligning employees’ long-term interest with those of stockholders may be met by providing employees with the opportunity to build a meaningful stake in the Company.

The Stock Option Program assists us by:

-  enhancing the link between the creation of stockholder value and long-term executive incentive compensation;

-  providing an opportunity for increased equity ownership by executive officers; and

-  maintaining competitive levels of total compensation.

Stock option award levels are determined by the Compensation Committee and vary among participants’ positions within the Company. Newly hired executive officers or promoted executive officers are generally awarded stock options, at the discretion of the Compensation Committee, at the next regularly scheduled Compensation Committee meeting on or following their hire or promotion date. In addition, such executives are eligible to receive additional stock options on a discretionary basis after performance criteria are achieved.

Options are awarded at the closing price of our common stock on the date of the grant or last trading day prior to the date of the grant. The Compensation Committee’s policy is not to grant options with an exercise price that is less than the closing price of our common stock on the grant date.

Generally, the majority of the options granted by the Compensation Committee vest quarterly over two to three years or annually over five years of the 5-10-year option term. Vesting and exercise rights cease upon termination of employment and/or service, except in the case of death (subject to a one year limitation), disability or retirement. Stock options vest immediately upon termination of employment without cause or an involuntary termination following a change of control. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights and the right to receive dividends or dividend equivalents.

The Named Executive Officers received stock option grants and warrants during the year ended December 31, 2014 as outlined below.

Retirement and Other Benefits

We have no other retirement, savings, long-term stock award or other type of plans for the Named Executive Officers.

Perquisites and Other Personal Benefits

During the year ended December 31, 2014, we provided the Named Executive Officers with medical insurance. Mr. Scott was reimbursed $15,973 for insurance and travel expenses. No other perquisites or other personal benefits were provided to Named Executive Officers. The committee expects to review the levels of perquisites and other personal benefits provided to Named Executive Officers annually.

Employment and consulting agreements are discussed below.

Tax and Accounting Implications

Deductibility of Executive Compensation

Subject to certain exceptions, Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code") generally denies a deduction to any publicly held corporation for compensation paid to its chief executive officer and its three other highest paid executive officers (other than the principal financial officer) to the extent that any such individual's compensation exceeds $1 million. “Performance-based compensation” (as defined for purposes of Section 162(m)) is not taken into account for purposes of calculating the $1 million compensation limit, provided certain disclosure, shareholder approval and other requirements are met. We periodically review the potential consequences of Section 162(m) and may structure the performance-based portion of our executive compensation to comply with certain exceptions to Section 162(m). However, we may authorize compensation payments that do not comply with the exceptions to Section 162(m) when we believe that such payments are appropriate and in the best interests of the stockholders, after taking into consideration changing business conditions or the officer's performance

Accounting for Stock-Based Compensation

We account for stock-based payments including its Stock Option Program in accordance with the requirements of ASC 718, “Compensation-Stock Compensation.”

COMPENSATION COMMITTEE REPORT

The Compensation Committee, composed entirely of independent directors in accordance with the applicable laws and regulations, sets and administers policies that govern the Company's executive compensation programs, and incentive and stock programs. The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Proxy Statement.

THE COMPENSATION COMMITTEE

Anthony J. Ciabattoni (Chairman)
Jeff Giarraputo
Marco Hegyi
EXECUTIVE COMPENSATION

REMUNERATION OF EXECUTIVE OFFICERS

The following table provides information concerning remuneration of the chief executive officer, the chief financial officer and another named executive officer for the years ended December 31, 2014 and 2013:

Summary Compensation Table

					Non-Equity Incentive
				Stock	Plan	Option	Other
		Salary	Bonus	Awards	Compensation	Awards	Compensation	Total
Principal Position		($)	($)	($) (1)	($)	($)	($)	($)
Sterling C. Scott, former Chief Executive Officer,	12/31/2014	$55,500	$-	$67,614	$-	$-	$-	$123,114
President, Secretary and Director (2)	12/31/2013	$20,000	$-	$58,333	$-	$537,600	$-	$615,933

Robert Hunt, former Director and President	12/31/2014	$40,804	$-	$-	$-	$-	$35,456	$76,261
of GrowLife Hydroponics, Inc. (3)	12/31/2013	$49,777	$-	$-	$-	$228,000	$9,000	$286,777

John Genesi, former Chief Financial Officer (4)	12/31/2014	$62,500	$-	$480,000	$-	$-	$41,667	$584,167
	12/31/2013	$79,167	$-	$-	$-	$448,000	$-	$527,167

Justin Manns, former Chief Financial Officer and	12/31/2014	$-	$-	$-	$-	$-	$-	$-
Director and current controller of GrowLife	12/31/2013	$78,330	$-	$46,667	$-	$-	$-	$124,997
Hydroponics, Inc. (5)

Marco Hegyi, President and Director (6)	12/31/2014	$156,906	$-	$-	$-	$-	$14,997	$171,903
	12/31/2013	$10,834	$-	$-	$-	$-	$1,825,000	$1,835,834

Mark E. Scott, Consulting Chief Financial Officer,	12/31/2014	$86,250	$-	$-	$-	$292,480	$15,686	$394,416
Director and Secretary (7)	12/31/2013	$-	$-	$-	$-	$-	$-	$-

Joseph Barnes, Senior Vice President of Business	12/31/2014	$70,096	$6,500	$24,000	$-	$120,648	$9,119	$230,363
Development (8)	12/31/2013	$15,385	$-	$-	$-	$-	$-	$15,385

(1) For 2013, reflects the aggregate grant date fair value of stock awards granted during the relevant fiscal year calculated in accordance with FASB ASC Topic 718 as reflected in the terms of the August 12, 2012 Compensation Plan. For 2014, these amounts reflect the grant date market value as required by Regulation S-K Item 402(n)(2), computed in accordance with FASB ASC Topic 718.

(2) Sterling C. Scott resigned as Chairman, Chief Executive Officer and Director on May 19, 2014. Mr. Scott was paid a cash salary of $55,500 during the year ended December 31, 2014. Mr. Sterling Scott was paid a cash salary of $10,000 per month during November and December 2013. During the year ended December 31, 2013, Sterling Scott was issued 5,833,333 shares of our common stock which was valued at $0.01 per share or $58,333 in the aggregate. During the year ended December 31, 2013, Sterling Scott was issued 5,833,333 shares of our common stock which was valued at $0.01 per share or $58,333 in the aggregate. On November 3, 2013, the Board of Directors approved a stock option grant for Sterling Scott to purchase 12,000,000 shares of our common stock at an exercise price of $0.085 per share, which represents the fair value of one share of our common stock on the date of grant. Per the terms of the stock option agreement, the shares were to vest in twenty-four (24) equal monthly installments on the last day of each month commencing from and after October 31, 2013, they could be exercised at any time on or after the grant date, the term was ten years, and the options could be exercised on a cashless basis. We valued the options at $537,600. On July 3, 2014, Sterling Scott exercised his option on a cashless basis and was issued 795,455 shares of our restricted common stock valued at $67,614 or $.085 per share.

(3) Robert Hunt was appointed President of GrowLife Hydroponics, Inc. and Director of GrowLife on June 7, 2013. Mr. Hunt resigned as Executive Vice President of GrowLife, Inc. and President of GrowLife Hydroponics, Inc. effective May 23, 2014 and as a Director effective on June 3, 2014. Mr. Hunt was paid a cash salary of $40,804 and severance and other expense reimbursements of $35,456 during the year ended December 31, 2014. Mr. Hunt was paid a cash salary of $49,777 and a housing allowance of $9,000 from June 7, 2013 to December 31, 2013. On November 3, 2013, the Board of Directors approved a stock option grant to Robert Hunt to purchase 12,000,000 shares of our common stock at an exercise price of $0.043 per share, which represents the fair value of one share of our common stock on June 7, 2013. The option grant was retro-active to June 8, 2013, the date on which Mr. Hunt became a Director of the Company and the President of GrowLife Hydroponics, Inc. Per the terms of the stock option agreement, the shares were to vest in twenty-four (24) equal monthly installments on the last day of each month commencing from and after June 7, 2013, they could be exercised at any time on or after the grant date, the term was ten years, and the options could be exercised on a cashless basis. We valued the options at $228,000 using the Black-Scholes option pricing model using the following assumptions. On May 30, 2014, the Company announced the resignation of Robert Hunt effective May 23, 2014 as Executive Vice President of Growlife, Inc., President of Growlife Hydroponics. On June 3, 2014, the Board of Directors accepted the resignation of Robert Hunt effective June 2, 2014 as a Director of the Company. On October 17, 2014, we entered into a Settlement Agreement and Release with Mr. Robert Hunt, whereby the Parties cancelled the Executive Services Agreement dated June 7, 2013 and his stock option grant for 12,000,000 shares. We agreed to issue 6,000,000 shares of restricted common stock under certain conditions that have not been met, pay cash severance totaling $50,000 monthly over five month starting October 25, 2014 and reimburse Mr. Hunt for health insurance benefits and other expenses monthly over five months starting October 25, 2014. The Parties entered into a release agreement.

(4) John Genesi was appointed Chief Financial Officer on July 22, 2013 and resigned on July 15, 2014. Mr. Genesi was paid a cash salary of $62,500 and severance of $41,667 during the year ended December 31, 2014. Mr. Genesi was paid a cash salary of $79,167 from July 22, 2013 to December 31, 2013. On November 3, 2013, the Board of Directors approved a stock option grant for John Genesi to purchase 10,000,000 shares of our common stock at an exercise price of $0.085 per share, which represents the fair value of one share of the our common stock on the date of grant. Per the terms of the stock option agreement, the shares were to vest in twenty-four (24) equal monthly installments on the last day of each month commencing from and after October 31, 2013, they could be exercised at any time on or after the grant date, the term was ten years, and the options could be exercised on a cashless basis. We valued the options at $448,000 using the Black-Scholes option pricing model. On July 15, 2014, we entered into a Severance Agreement with Mr. Genesi whereby Mr. Genesi resigned as Chief Financial Officer and the Parties cancelled the Executive Employment Agreement dated November 3, 2013, including this 10,000,000 share stock option grant. We issued 6,000,000 shares of our common stock which we valued at $480,000 or $0.08 per share.

(5) Justin Manns resigned as Chief Financial Officer on July 22, 2013 and as Director on December 19, 2013. Mr. Manns was paid a cash salary of $78,330 during the year ended December 31, 2013. During the year ended December 31, 2013, Justin Manns was issued 4,666,667 shares of our common stock which was valued at $0.01 per share or $46,667 in the aggregate.

(6) Marco Hegyi was appointed President on December 4, 2013 and Director on December 9, 2013. Mr. Hegyi was paid a cash salary of $156,906 during the year ended December 31, 2014. The Company paid life insurance of $14,997 for Mr. Hegyi during the year ended December 31, 2014. Mr. Hegyi was paid a cash salary of $10,834 during December 2013. During the year ended December 31, 2013, an entity controlled by Mr. Hegyi received (i) $100,000 for consulting services; and (ii) on December 11, 2013, the Company issued a warrant for 25,000,000 common shares. The warrants have a five-year term with an original exercise price of $0.08 per share. The warrants vest immediately and are exercisable in whole, or in part, at any time and from time to time on or after the issue date and on or before the termination date. We valued the warrants at $1,725,000 using the Black-Scholes option pricing model.

(7) Mark E. Scott was appointed a Director on May 24, 2014 and as consulting Chief Financial Officer on July 31, 2014. Mr. Scott was paid a cash consulting fee of $86,250 during the year ended December 31, 2014. Mr. Scott was reimbursed $15,686 for insurance and travel expenses during the year ended December 31, 2014. On July 31, 2014, the Board of Directors approved a stock option grant for Mr. Scott to purchase 16,000,000 shares of our common stock under our 2011 Stock Incentive Plan at an exercise price of $0.07 per share, the fair market price on July 31, 2014. The shares vest as follows:

i	Two million of the Shares will vest immediately upon securing a market maker with an approved 15c2-11 resulting in the Company’s relisting on OTCBB (not earned);

ii	Two million Shares will vest immediately upon the successful approval and effectiveness of the Company’s S-1 (not earned);

iii	Two million Shares will vest immediately upon the Company’s resolution of the class action lawsuits (earned as of August 17, 2015); and,

iv	Ten million Shares will vest on a monthly basis over a period of three years beginning on the July 1, 2014.

All options will have a five-year life and allow for a cashless exercise. The stock option grant is subject to the terms and conditions of the Company’s Stock Incentive Plan, including vesting requirements.  In the event that Mr. Scott’s continuous status as employee to the Company is terminated by the Company without Cause or Mr. Scott terminates his employment with the Company for Good Reason as defined in the Scott Agreement, in either case upon or within twelve months after a Change in Control as defined in the Company’s Stock Incentive Plan except for CANX USA, LLC, then 100% of the total number of Shares shall immediately become vested. We valued the options at $292,480.

(8) Joseph Barnes was appointed Senior Vice President of Business Development on October 1, 2014. Mr. Barnes was paid a cash salary of $70,096, a bonus of $6,500 and expense reimbursements of $9,119 during the year ended December 31, 2014. During the year ended December 31, 2014, Mr. Barnes was issued 300,000 shares of our common stock which was valued at $0.08 per share or $24,000 in the aggregate. Mr. Barnes was paid a cash salary of $15,385 during the year ended December 31, 2013. Mr.

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
We valued the options at $120,648.

Grants of Stock Based Awards during the year ended December 31, 2014

The Compensation Committee approved the following performance-based incentive compensation to the Named Executive Officers for the year ended December 31, 2014:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
								All Other Stock Awards; Shares of	All Other Option Awards; Number of Securities	Exercise or Base Price of	Grant DateFair Value of Stock
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold(#)	Target (#)	Maximum (#)	Stock or Units (#)	Underlying Options (#)	Option Awards ($/Sh) (1)	and Option Awards
Marco Hegyi	-	$-	-	$-	-	-	-	-	-	$-	$-

Mark E. Scott (2)	-	$-	-	$-	-	-	-	-	10,000,000	$0.070	$292,480

Joseph Barnes (3)	-	$-	-	$-	-	-	-	300,000	8,000,000	$0.050	$120,648

(1)        These amounts reflect the grant date market value as required by Regulation S-K Item 402(n)(2), computed in accordance with FASB ASC Topic 718.

(2)        Mr. Scott’s stock option grant consists of 10,000,000 shares of our common stock which vest monthly over three years beginning July 31, 2014. A further 6,000,000 of stock option grants vest upon the achievement of certain performance criteria.

(3)       During the year ended December 31, 2014, Mr. Barnes was issued 300,000 shares of our common stock which was valued at $0.08 per share or $24,000 in the aggregate. Mr. Barnes stock option grant consists of 6,000,000 shares of our common stock which vest quarterly over three years beginning October 1, 2014 and 2,000,000 shares of our common stock that vested October 10, 2014.

Outstanding Equity Awards as of December 31, 2014

The Named Executive Officers had the following outstanding equity awards as of December 31, 2014:

	Option Awards					Stock Awards
	Number of	Number of	Number of			Number of	Market Value	Number of Unearned	Market or Payout Value of Unearned
	Securities	Securities	Securities			Shares or	of Shares	Shares,	Shares,Units,
	Underlying	Underlying	Underlying			Units	orUnits of	Units or Other	or Other
	Unexercised	Unexercised	Unexercised	Option		of StockThat	Stock That	Rights That	Rights That
	Options	Options	Unearned	Exercise	Option	Have Not	Have Not	Have Not	Have Not
	Exercisable	Unexerciseable	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	(#)	(#)	(#)	($) (1)	Date	(#)	($)	(#)	($)
Marco Hegyi	-	-	-	$-		-	$-	-	$-

Mark E. Scott (2)	1,944,444	8,055,556	-	$0.07	7/30/2019	-	$-	-	$-

Joseph Barnes (3)	2,500,000	5,500,000	-	$0.05	10/9/2019	-	$-	-	$-

(1)       These amounts reflect the grant date market value as required by Regulation S-K Item 402(n)(2), computed in accordance with FASB ASC Topic 718.

(2)       Mr. Scott’s stock option grant consists of 10,000,000 shares of our common stock which vest monthly over three years beginning July 31, 2014. A further 6,000,000 of stock option grants vest upon the achievement of certain performance criteria.

(3)      Mr. Barnes stock option grant consists of 6,000,000 shares of our common stock which vest quarterly over three years beginning October 1, 2014 and 2,000,000 shares of our common stock that vested October 10, 2014.

Option Exercises and Stock Vested for the year ended December 31, 2014

Our Named Executive Officers exercised the following stock options or received stock awards for the year ended December 31, 2014.

	Option Awards (1)		Stock Awards (1)
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Name	(#)	($)	(#)	($)
Sterling C. Scott (2)	799,455	$67,614	-	$-

Robert Hunt (3)	-	$-	-	$-

John Genesi (4)	-	$-	6,000,000	$480,000

(1)       These amounts reflect the grant date market value as required by Regulation S-K Item 402(n)(2), computed in accordance with FASB ASC Topic 718.

(2)       On July 3, 2014, Sterling Scott exercised a stock option grant on a cashless basis and was issued 795,455 shares of our restricted common stock valued at $67,614 or $.085 per share.

(3)       On October 17, 2014, we entered into a Settlement Agreement and Release with Mr. Robert Hunt, whereby the Parties cancelled the Executive Services Agreement dated June 7, 2013 and his stock option grant for 12,000,000 shares. We agreed to issue 6,000,000 shares of restricted common stock under certain conditions that have not been met.

(4)       On July 15, 2014, we entered into a Severance Agreement with Mr. Genesi whereby Mr. Genesi resigned as Chief Financial Officer and the Parties cancelled the Executive Employment Agreement dated November 3, 2013, including this 10,000,000 share stock option grant. We issued 6,000,000 shares of our common stock which we valued at $480,000 or $0.08 per share.

Mr. Hegyi, Scott and Barnes did not have any option exercised or stock that vested during the year ended December 31, 2014.

Pension Benefits

We do not provide any pension benefits.

Nonqualified Deferred Compensation

We do not have a nonqualified deferral program.

Employment and Consulting Agreements

Employment Agreement with Marco Hegyi

On December 4, 2013, we entered into an Employment Agreement with Marco Hegyi pursuant to which we engaged Mr. Hegyi as its President from December 4, 2013 through December 4, 2016 to provide consulting and management services. Per the terms of the Hegyi Agreement, Mr. Hegyi established an office in Seattle, Washington while also maintaining operations in the Southern California area. Mr. Hegyi’s annual compensation is $150,000 for the first year of the Hegyi Agreement; $250,000 for the second year; and $250,000 for the third year. Mr. Hegyi is also entitled to receive an annual bonus equal to four percent (4%) of the Company’s EBITDA for that year. The annual bonus shall be paid no later than 31 days (i.e., by January 31st) following the end of each calendar year. Mr. Hegyi’s first annual bonus will be calculated based on the Company’s EBITDA for calendar year 2014, with such bonus payable on or before January 31, 2015. If Mr. Hegyi’s employment is terminated for any reason prior to the expiration of the Term, as applicable, his annual bonus will be prorated for that year based on the number of days worked in that year. At the commencement of Mr. Hegyi’s employment, an entity affiliated with Mr. Hegyi received a Warrant to purchase up to 25,000,000 shares of common stock of the Company at an exercise price of $0.08 per share. The Hegyi Warrant is exercisable for five years. On June 20, 2014, the Company and Mr. Hegyi reduced the warrant life from ten to five years.

Mr. Hegyi was entitled to participate in all group employment benefits that are offered by us to our senior executives and management employees from time to time, subject to the terms and conditions of such benefit plans, including any eligibility requirements. In addition, we agreed to purchase and maintain during the Term a “key manager” insurance policy on Mr. Hegyi’s life in the amount of $4,000,000, paid as $2,000,000 payable to Mr. Hegyi’s named heirs or estate as the beneficiary, and $2,000,000 payable to us. The Company and Mr. Hegyi waived this $2,000,000 key manager insurance. If, prior to the expiration of the Term, we terminate Mr. Hegyi’s employment for “Cause”, or if Mr. Hegyi voluntarily terminates his employment without

“Good Reason”, or if Mr. Hegyi’s employment is terminated by reason of his death, then all of our obligations hereunder shall cease immediately, and Mr. Hegyi will not be entitled to any further compensation beyond any pro-rated base salary due and bonus amounts earned through the effective date of termination. Mr. Hegyi will also be reimbursed for any expenses incurred prior to the date of termination for which he was not previously reimbursed.

If we terminate Mr. Hegyi’s employment at any time prior to the expiration of the Term without Cause, or if Mr. Hegyi terminates his employment at any time for “Good Reason” or due to a “Disability”, Mr. Hegyi will be entitled to receive (i) his base salary amount through the end of the Term; and (ii) his annual bonus amount for each year during the remainder of the Term, which bonus amount shall be equal to the greater of (A) the annual bonus amount for the immediately preceding year, or (B) the bonus amount that would have been earned for the year of termination, absent such termination. If there has been a “Change in Control” and we (or its successor or the surviving entity) terminate Mr. Hegyi’s employment without Cause as part of or in connection with such Change in Control (including any such termination occurring within one (1) month prior to the effective date of such Change in Control), then in addition to the benefits set forth above, Mr. Hegyi will be entitled to (i) an increase of $300,000 in his annual base salary amount (or an additional $25,000 per month) through the end of the Term; plus (ii) a gross-up in the annual base salary amount each year to account for and to offset any tax that may be due by Mr. Hegyi on any payments received or to be received by Mr. Hegyi under this Agreement that would result in a “parachute payment” as described in Section 280G of the Internal Revenue Code of 1986, as amended. If the Company (or its successor or the surviving entity) terminates Mr. Hegyi’s employment without Cause within twelve (12) months after the effective date of any Change in Control, or if Mr. Hegyi terminates his employment for Good Reason within twelve (12) months after the effective date of any Change in Control, then in addition to the benefits set forth above, Mr. Hegyi will be entitled to (i) an increase of $300,000 in his annual base salary amount (or an additional $25,000 per month), which increased annual base salary amount shall be paid for the remainder of the Term or for two (2) years following the Change in Control, whichever is longer; (ii) a gross-up in the annual base salary amount each year to account for and to offset any tax that may be due by Mr. Hegyi on any payments received or to be received by Mr. Hegyi under this Letter Agreement that would result in a “parachute payment” as described in Section 280G of the Internal Revenue Code of 1986, as amended; (iii) payment of Mr. Hegyi’s annual bonus amount as set forth above for each year during the remainder of the Term or for two (2) years following the Change in Control, whichever is longer; and (iv) health insurance coverage provided for and paid by the Company for the remainder of the Term or for two (2) years following the Change in Control, whichever is longer.

Consulting Chief Financial Officer Agreement with an Entity Controlled by Mark Scott

On July 31, 2014, we entered into a Consulting Chief Financial Officer Letter with an entity controlled by Mark Scott pursuant to which the Company engaged Mr. Scott as its Consulting CFO from July 1, 2014 through September 30, 2014, and continuing thereafter until either party provides sixty day notice to terminate the Letter or Mr. Scott enters into a full-time employment agreement.

Per the terms of the Scott Agreement, Mr. Scott’s compensation is $150,000 on an annual basis for the first year of the Scott Agreement. Mr. Scott is also entitled to receive an annual bonus equal to two percent of the Company’s EBITDA for that year. Our Board of Directors granted Mr. Scott an option to purchase sixteen million shares of the Company’s Common Stock under the our 2011 Stock Incentive Plan at an exercise price of $0.07 per share, the fair market price on July 31, 2014. The shares vest as follows:

i	Two million of the shares will vest immediately upon securing a market maker with an approved 15c2-11 resulting in the Company’s relisting on OTCBB (not earned as of December 31, 2014);

ii	Two million shares will vest immediately upon the successful approval and effectiveness of the Company’s S-1 (not earned as of December 31, 2014);

iii	Two million shares will vest immediately upon our resolution of the class action lawsuits (earned as of August 17, 2015); and,

iv	Ten million shares will vest on a monthly basis over a period of three years beginning on the July 1, 2014.

All options will have a five-year life and allow for a cashless exercise. The stock option grant is subject to the terms and conditions of the Company’s Stock Incentive Plan, including vesting requirements.  In the event that Mr. Scott’s continuous status as employee to us is terminated by us without Cause or Mr. Scott terminates his employment with us for Good Reason as defined in the Scott Agreement, in either case upon or within twelve months after a Change in Control as defined in our Stock Incentive Plan except for CANX USA, LLC, then 100% of the total number of shares shall immediately become vested.

Mr. Scott will be entitled to participate in all group employment benefits that are offered by us to our senior executives and management employees from time to time, subject to the terms and conditions of such benefit plans, including any eligibility requirements. In addition, we are required purchase and maintain an insurance policy on Mr. Scott’s life in the amount of $2,000,000 payable to Mr. Scott’s named heirs or estate as the beneficiary. Finally, Mr. Scott is entitled to twenty days of vacation annually and also has certain insurance and travel employment benefits.

If, prior to the expiration of the Term, we terminate Mr. Scott’s employment for Cause, or if Mr. Scott voluntarily terminates his employment without Good Reason, or if Mr. Scott’s employment is terminated by reason of his death, then all of our obligations hereunder shall cease immediately, and Mr. Scott will not be entitled to any further compensation beyond any pro-rated base salary due and bonus amounts earned through the effective date of termination. Mr. Scott will also be reimbursed for any expenses incurred prior to the date of termination for which he was not previously reimbursed. Mr. Scott may receive severance benefits and our obligation under a termination by the Company without Cause or Mr. Scott terminates his employment for Good Reason are discussed above.

Promotion Letter with Joseph Barnes

On October 10, 2014, we entered into a Promotion Letter with Joseph Barnes which was effective October 1, 2014 pursuant to which we engaged Mr. Barnes as its Senior Vice-President of Business Development from October 1, 2014 on an at will basis. This Promotion Letter supersedes and cancels the Manager Services Agreement with Mr. Barnes dated August 1, 2013.

Per the terms of the Barnes Agreement, Mr. Barnes’s compensation is $90,000 on an annual basis. Mr. Barnes received a bonus of $6,500 and is also entitled to receive a quarterly bonus based on growth of our growth margin dollars. Mr. Barnes was granted an option to purchase eight million shares of our common stock under the Company’s 2011 Stock Incentive Plan at an exercise price on the date of grant. The Shares vest as follows:

i	Two million of the shares will vest immediately;

iv	Six million shares will vest on a monthly basis over a period of three years beginning on the date of grant.

All options will have a five-year life and allow for a cashless exercise. The stock option grant is subject to the terms and conditions of our Stock Incentive Plan, including vesting requirements.  In the event that Mr. Barnes’s continuous status as employee to us is terminated by the us without Cause or Mr. Barnes terminates his employment with the us for Good Reason as defined in the Barnes Agreement, in either case upon or within twelve months after a Change in Control as defined in the our Stock Incentive, then 100% of the total number of Shares shall immediately become vested.

Mr. Barnes was entitled to participate in all group employment benefits that are offered by us to our senior executives and management employees from time to time, subject to the terms and conditions of such benefit plans, including any eligibility requirements. Finally, Mr. Barnes is entitled to fifteen days of vacation annually and also has certain insurance and travel employment benefits.

Mr. Barnes may receive severance benefits and our obligation under a termination by the Company without Cause or Mr. Barnes terminates his employment for Good Reason are discussed above.

Executive Employment Agreement with Sterling C. Scott

On November 3, 2013, we entered into an Executive Employment Agreement with Sterling C. Scott pursuant to which the we engaged Mr. Scott as Chief Executive Officer from November 3, 2013 to November 2, 2016 to provide consulting and management services. Per the terms of the Scott Agreement, Mr. Scott received an annual salary of $120,000 and he was eligible for any benefits made generally available by us. Mr. Scott was eligible to receive any bonuses made generally available by us, and he was reimbursed for any reasonable expenses incurred while performing his duties as the Company’s Chief Executive Officer. The Scott Agreement also granted Mr. Scott non-qualified options to purchase 12,000,000 shares of our common stock at an exercise price equal to the fair market value of one share of our common stock on the date of grant. The options included a cashless exercise feature and vest in twenty-four (24) equal monthly installments on the last day of each month commencing on October 31, 2013. In the event that the our Board of Directors accepted any offers that would when executed result in a change of control transaction involving more than 50% of the issued shares of us, then vesting of non-qualified options to Mr. Scott shall be accelerated, at the election in writing by the Mr. Scott, to the date on which our Board of Directors determined to accept such offer.

On May 19, 2014, the Board of Directors ratified the resignation of Sterling Scott effective immediately as Chief Executive Officer, Chairman of the Board of Directors and a member of the Board of the Company.  This resignation cancelled Mr. Scott’s Executive Employment Agreement.

On July 3, 2014, Sterling Scott exercised his option on a cashless basis and was issued 795,455 shares of our restricted common stock valued at $67,614 or $.085 per share.

Agreements with Robert Hunt

On June 7, 2013, we entered into an Executive Services Agreement with Robert Hunt, pursuant to which we engaged Mr. Hunt, from June 8, 2013 through June 7, 2015 to provide consulting and management services as the President of GrowLife Hydroponics, Inc. Upon Mr. Hunt’s employment by us, the Company paid Mr. Hunt an annual salary of $75,000 (the “Base Salary”). Such Base Salary shall increase to the annual rate of $100,000 on the first day of the month following the month in which GrowLife’s gross monthly sales reach $840,000. Mr. Hunt was entitled to receive an annual cash bonus (“Bonus”) as follows for its fiscal year 2013: 100% of the Base Salary in effect as of December 31 of our applicable fiscal year, if GrowLife achieves 150% of sales projections for such fiscal year; 75% of the Base Salary in effect as of December 31 of the our applicable fiscal year, if GrowLife achieves at least 125% but less than 150% of sales projections for such fiscal year; and 50% of the Base Salary in effect as of December 31 of our applicable fiscal year, if GrowLife achieves at least 100% of sales projections for such fiscal year. The Bonus, if any, was be paid to Mr. Hunt upon the earlier of (1) the completion of the preparation of our audited financial statements for such fiscal year and (2) April 1 of the Company’s next fiscal year. Mr. Hunt was entitled to receive an annual cash bonus (“Bonus”) as follows for its fiscal year 2014: 100% of the Base Salary in effect as of December 31 of the our applicable fiscal year, if GrowLife achieves 150% of sales projections for such fiscal year; 75% of the Base Salary in effect as of December 31 of our applicable fiscal year, if GrowLife achieves at least 125% but less than 150% of sales projections for such fiscal year; and 50% of the Base Salary in effect as of December 31 of our applicable fiscal year, if GrowLife achieves at least 100% of sales projections for such fiscal year. The Bonus, if any, was be paid to Mr. Hunt upon the earlier of (1) the completion of the preparation of our audited financial statements for such fiscal year and (2) April 1 of our next fiscal year. Mr. Hunt received, upon approval by our Board of Directors, non-qualified options to purchase 12,000,000 shares of our common stock, at a per share exercise price equal to the fair market value of one share of our common stock on the June 7, 2013 grant date and vested in 24 equal monthly installments on the last day of each month commencing from and after June 7, 2013. The options included a cashless exercise feature.

Mr. Hunt also entered into a NonCompetition, NonSolicitation and NonDisclosure Agreement dated June 7, 2013 whereby Mr. Hunt agreed to not compete with us for five years from June 7, 2013 or two years after any termination of employment of Mr. Hunt.

On May 30, 2014, we announced the resignation of Robert Hunt effective May 23, 2014 as Executive Vice President of Growlife, Inc., President of Growlife Hydroponics. On June 3, 2014, the Board of Directors accepted the resignation of Robert Hunt effective June 2, 2014 as a Director of the Company. On October 17, 2014, we entered into a Settlement Agreement and Release with Mr. Robert Hunt, whereby the Parties cancelled the Executive Services Agreement ("ESA") dated June 7, 2013 and his stock option grant for 12,000,000 shares. We agreed to issue 6,000,000 shares of restricted common stock under certain conditions that have not been met, pay cash severance totaling $50,000 monthly over five month starting October 25, 2014 and reimburse Mr. Hunt for health insurance benefits and other expenses monthly over five months starting October 25, 2014. The Parties entered into a release agreement.

Executive Employment Agreement with John Genesi

On November 3, 2013, we entered into an Executive Employment Agreement with John Genesi, pursuant to which we engaged Mr. Genesi as our Chief Financial Officer from November 3, 2013 through November 2, 2016 to provide consulting and management services. Per the terms of the Genesi Agreement, Mr. Genesi received an annual salary of $100,000, he was eligible for any benefits made generally available by us, he was eligible to receive any bonuses made generally available by us, and he was reimbursed for any reasonable expenses incurred while performing his duties as our Chief Financial Officer. The Genesi Agreement also granted Mr. Genesi non-qualified options to purchase 10,000,000 shares of our common stock at an exercise price equal to the fair market value of one share of our common stock on the date of grant. The options included a cashless exercise feature and vested in twenty-four (24) equal monthly installments on the last day of each month commencing on October 31, 2013. In the event that our Board of Directors excepted any offers that would when executed result in a change of control transaction involving more than 50% of the issued shares of us, then vesting of non-qualified options to Mr. Genesi shall be accelerated, at the election in writing by the Mr. Genesi, to the date on which our Board of Directors determined to accept such offer.

On July 15, 2014, we entered into a Severance Agreement with Mr. Genesi whereby Mr. Genesi resigned as Chief Financial Officer and the Parties cancelled the Executive Employment Agreement dated November 3, 2013. We issued 6,000,000 shares of restricted common stock, pay cash severance of six months of compensation payable monthly and provide health insurance benefits for six months from the Termination Date.

Potential Payments upon Termination or Change in Control

The Company’s Employment Agreement with Marco Hegyi has provisions providing for severance payments as detailed below.

Executive	For Cause	Early or Normal	Not For Good Cause	Change in Control	Disability
Payments Upon	Termination	Retirement	Termination	Termination	or Death
Separation	on 12/31/14	on 12/31/14	on 12/31/14	on 12/31/14	on 12/31/14
Compensation:
Base salary (1)	$-	$-	$500,000	$600,000	$-
Performance-based incentive
compensation	$-	$-	$-	$-	$-
Stock options	$-	$-	$-	$-	$-

Benefits and Perquisites:
Health and welfare benefits	$-	$-	$-	$-	$-
Accrued vacation pay	$-	$-	$-	$-	$-

Total	$-	$-	$500,000	$600,000	$-

(1)	Reflects amounts to be paid upon termination without cause and upon termination in a change of control, less any months worked.

Mr. Sterling C. Scott, Robert Hunt and John Genesi resigned during 2014. Mr. Scott and Mr. Barnes currently do not have amounts to be paid upon termination without cause and upon termination in a change of control. There outstanding stock options vests fully vest under certain conditions.

DIRECTOR COMPENSATION

We primarily use stock options grants to incentive compensation to attract and retain qualified candidates to serve on the Board. This compensation reflected the financial condition of the Company. In setting director compensation, we consider the significant amount of time that Directors expend in fulfilling their duties to the Company as well as the skill-level required by our members of the Board. During year ended December 31, 2014, Ronald Erickson did not receive any compensation for his service as a director.  The compensation disclosed in the Summary Compensation Table on page 36 represents the total compensation.

Director Summary Compensation

On March 31, 2014, we issued 500,000 shares to each of its four independent Board Directors (Eric Shevin, Alan Hammer, Anthony J. Ciabattoni and Jeff Giarraputo). We valued the 2,000,000 shares at $0.58 per share which was the closing price of our common stock on March 31, 2014. We recorded stock based compensation of $1,160,000 during the three months ended March 31, 2014. On April 25, 2014, we entered into four Restricted Stock Cancellation Agreements with the four independent members of our Board of Directors, pursuant to which the Directors agreed to each cancel 500,000 shares of the our restricted common stock granted to each Director on March 31, 2014. We recorded a reduction in common stock and an increase in additional paid in capital of $200 during the nine months ended September 30, 2014 are related to cancellation of the Restricted Stock Agreements.

Compensation Paid to Board Members

Our independent non-employee directors are not compensated in cash.  The only compensation has been in the form of stock awards (see Director Summary Compensation just above).  There is no stock compensation plan for independent non-employee directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of our common stock as of September 30, 2015 by:

●	each director and nominee for director;

●	each person known by us to own beneficially 5% or more of our common stock;

●	each officer named in the summary compensation table elsewhere in this report; and

●	all directors and executive officers as a group.

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days. Under these rules more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

Unless otherwise indicated below, each beneficial owner named in the table has sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. The address of each beneficial owner is 500 Union Street, Suite 810, Seattle, WA 98101 and the address of more than 5% of common stock is detailed below.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percentage (1)
Directors and Named Executive Officers-
Marco Hegyi (2)	25,000,000	2.7%
Mark E. Scott (3)	6,722,222	*
Anthony J. Ciabattoni (4)	72,222	*
Jeff Giarraputo (5)	72,222	*
Joseph Barnes (6)	4,300,000	*
Total Directors and Officers (5 in total)	36,166,666	4.0%

* Less than 1%.

(1) Based on 902,116,496 shares of common stock outstanding as of September 30, 2015.

(2) Reflects the shares beneficially owned by Marco Hegyi, including warrants to purchase 25,000,000 shares of our common stock.

(3) Reflects the shares beneficially owned by Mark E. Scott, including stock option grants totaling 6,722,222 shares that Mr. Scott has the right to acquire in sixty days.

(4) Reflects 72,222 shares of common shares beneficially owned by Mr. Ciabattoni for board services for the period December 19, 2013 through December 31, 2013. Mr. Ciabattoni’s shares have been issued to the Ciabattoni Living Trust, of which Mr. Ciabattoni is the Trustee.

(5) Reflects 72,222 shares of common shares beneficially owned by Mr. Giarraputo for board services for the period December 19, 2013 through December 31, 2013.

(6) Reflects the shares beneficially owned by Joseph Barnes, including stock option grants totaling 4,000,000 shares that Mr. Barnes has the right to acquire in sixty days.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number	Percentage
Greater Than 5% Ownership -
Sterling C. Scott (1)	47,000,518	5.2%
2315 Georgia Villa Way
Silver Springs, MD 20902

CANX USA LLC (2)
410 South Rampart Blvd., Suite 350	540,000,000	37.4%
Las Vegas, NV 89145		(Capped at
		4.99%)

Logic Works LLC (3)	142,099,000	14.1%
9616 Emeraude Avenue		(Capped at
Las Vegas, NV 89147		4.99%)

(1)           Reflects 47,000,518 shares beneficially owned by Sterling C. Scott, and which was confirmed in Mr. Scott’s Form 13-D/A that was filed with the SEC on December 29, 2014.

(2)           Reflects a warrant to purchase common stock totaling 540,000,000 beneficially owned by CANX USA LLC. CANX does not consider themselves a control group based on the individual ownership and legal structure of CANX. Each owner has a 4.99% ownership limit and the owners cannot act as a control group.

(3)   Reflects 35,714,286 shares owned by Logic Works LLC and 106,384,714 shares beneficially owned by Logic Works LLC related to Convertible Notes. Logic Works does not consider themselves a control group because Logic Works has a 4.99% ownership limit.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Agreement and Plan of Merger with SGT Merger Corporation

On March 21, 2012, we entered into an Agreement and Plan of Merger with SGT Merger Corporation, a Nevada corporation and the Company’s wholly-owned subsidiary, SG Technologies Corp, a Nevada corporation (“SGT”), Sterling C. Scott, and W-Net Fund I, L.P., a Delaware limited partnership and current holder of the Company’s common stock. The transaction closed on April 5, 2012. At the Closing, (i) The Merger Corporation was merged with and into SGT; (ii) SGT became the Company’s wholly-owned subsidiary; and (iii) all SGT shares of common stock were exchanged for shares of our common stock and shares of a new series of our preferred stock, which was designated Series A Preferred Stock. At the Closing, the Company issued to SGT’s former stockholders 157,000,000 shares of the Company’s common stock and 3,000,000 shares of Series A Preferred Stock in exchange for the 200 shares of SGT’s common stock outstanding immediately prior to the Merger. Sterling C. Scott was appointed to the then Company’s Board of Directors and Chief Executive Officer.

After the Merger, former holders of SGT’s common stock owned in excess of 50% of our fully-diluted shares of common stock, and as a result of certain other factors, including that all members of our executive management are members of SGT’s management, SGT is deemed to be the acquiring company and the Company was deemed to be the legal acquirer for accounting purposes, and the Merger was accounted for as a reverse merger and a recapitalization in accordance with GAAP. The consolidated financial statements of GrowLife and its subsidiaries reflect the historical activity of SGT, and the historical stockholders’ equity of SGT has been retroactively restated for the equivalent number of shares received in the exchange.

Acquisition of Rocky Mountain Hydroponics, LLC and Evergreen Garden Center, LLC

On June 7, 2013, GrowLife Hydroponics completed the purchase of Rocky Mountain Hydroponics, LLC, a Colorado limited liability company (“RMC”), and Evergreen Garden Center, LLC, a Maine limited liability company (“EGC”). The effective date of the purchase was June 7, 2013. The Company purchased all of the assets and liabilities of the RMH and EGC Companies, and their retail hydroponics stores, which are located in Vail and Boulder, Colorado and Portland, Maine. The Company purchased RMC and EGC from Robert Hunt, who was appointed to the then Company’s Board of Directors and President of GrowLife Hydroponics, Inc.

Agreements with CANX USA, LLC

On July 10, 2014, we closed a Waiver and Modification Agreement, Amended and Restated Joint Venture Agreement, Secured Credit Facility and Secured Convertible Note with CANX, and Logic Works LLC, a lender and shareholder of the Company. The Agreements require the filing of a registration statement on Form S-1 within 10 days of the filing of our Form 10-Q for the period ended June 30, 2014. Due to our grey sheet trading status and other issues, we have not filed the registration statement.

Previously, we entered into a Joint Venture Agreement with CANX USA LLC, a Nevada limited liability company.  Under the terms of the Joint Venture Agreement, the Company and CANX formed Organic Growth International, LLC (“OGI”), a Nevada limited liability company, for the purpose of expanding the Company’s operations in its current retail hydroponic businesses and in other synergistic business verticals and facilitating additional funding for commercially financeable transactions of up to $40,000,000.  In connection with the closing of the Agreement, CANX agreed to provide a commitment for funding in the amount of $1,300,000 for a GrowLife Infrastructure Funding Technology program transaction and provided additional funding under a 7% Convertible Note instrument for $1,000,000, including $500,000 each from Logic Works and China West III Investments LLC, entities that are unaffiliated with CANX and operate as separate legal entities. We initially owned a non-dilutive 45% share of OGI and we may acquire a controlling share of OGI as provided in the Joint Venture Agreement. In accordance with the Joint Venture Agreement, the Company and CANX entered into a Warrant Agreement whereby the Company delivered to CANX a warrant to purchase 140,000,000 shares of the Company common stock at a maximum strike price of $0.033 per share. Also in accordance with the Joint Venture Agreement, we issued an additional warrant to purchase 100,000,000 shares of our common stock at a maximum strike price of $0.033 per share on February 7, 2014.

On April 10, 2014, as a result of the suspension in the trading of our securities, we went into default on our 7% Convertible Notes Payable for $500,000 each from Logic Works and China West III. As a result, we accrued interest on these notes at the default rate of 24% per annum. Furthermore, as a result of being in default on these notes, the Holders could have, at their sole discretion, called these notes.

Waiver and Modification Agreement

We entered into a Waiver and Modification Agreement dated June 25, 2014 with Logic Works LLC whereby the 7% Convertible Note with Logic Works dated December 20, 2013 was modified to provide for (i) a waiver of the default under the 7% Convertible Note; (ii) a conversion price which is the lesser of (A) $0.025 or (B) twenty percent (20%) of the average of the three (3) lowest daily VWAPs occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable Conversion Date on which the Holder elects to convert all or part of this Note; (iii) the filing of a registration statement on Form S-1 within 10 days of the filing of the Company’s Form 10-Q for the period ended June 30, 2014; and (iv) continuing interest of 24% per annum. China West III converted its Note into common stock on June 4, 2014. Due to our grey sheet trading status and other issues, we have not filed the registration statement.

Amended and Restated Joint Venture Agreement

We entered into an Amended and Restated Joint Venture Agreement dated July 1, 2014 with CANX whereby the Joint Venture Agreement dated November 19, 2013 was modified to provide for (i)  up to $12,000,000 in conditional financing subject to review by GrowLife and approval by OGI for business growth development opportunities in the legal cannabis industry for up to six months, subject to extension; (ii) up to $10,000,000 in working capital loans, with each loaning requiring approval in advance by CANX;  (iii) confirmed that the five year warrants, subject to extension, at $0.033 per share for the purchase of 140,000,000 and 100,000,000 were fully earned and were not considered compensation for tax purposes by the Company; (iv) granted CANX five year warrants, subject to extension, to purchase 300,000,000 shares of common stock at the fair market price of $0.033 per share as determined by an independent appraisal; (v) warrants as defined in the Agreement related to the achievement of OGI milestones; (vi) a four year term, subject to adjustment and (vi) the filing of a registration statement on Form S-1 within 10 days of the filing of our Form 10-Q for the period ended June 30, 2014. Due to our grey sheet trading status and other issues, we have not filed the registration statement.

Secured Convertible Note and Secured Credit Facility

We entered into a Secured Convertible Note and Secured Credit Facility dated June 25, 2014 with Logic Works whereby Logic Works agreed to provide up to $500,000 in funding. Each funding requires approval in advance by Logic Works, provides for interest at 6% with a default interest of 24% per annum and requires repayment by June 26, 2016. The Note is convertible into our common stock at the lesser of $0.0070 or (B) 20% of the average of the three (3) lowest daily VWAPs occurring during the 20 consecutive Trading Days immediately preceding the applicable conversion date on which Logic Works elects to convert all or part of this 6% Convertible Note, subject to adjustment as provided in the Note. The 6% Convertible Note is collateralized by our assets. We also agreed to file a registration statement on Form S-1 within 10 days of the filing of our Form 10-Q for the three months ended June 30, 2014 and have the registration statement declared effective within ninety days of the filing of our Form 10-Q for the three months ended June 30, 2014. Due to our grey sheet trading status and other issues, we have not filed the registration statement.

On July 10, 2014, we closed a Waiver and Modification Agreement, Amended and Restated Joint Venture Agreement, Secured Credit Facility and Secured Convertible Note with CANX, and Logic Works LLC, a lender and shareholder of the Company. As of June 30, 2015, we have borrowed $350,000 under the Secured Convertible Note and Secured Credit Facility dated June 25, 2014 with Logic Works.

Agreements with TCA Global Credit Master Fund, LP (“TCA”)

On July 9, 2015, we closed a Securities Purchase Agreement and related agreements with TCA Global Credit Master Fund LP, an accredited investor, whereby we agreed to sell and TCA agreed to purchase up to $3,000,000 of senior secured convertible, redeemable debentures, of which $700,000 was purchased on July 9, 2015 and up to $2,300,000 may be purchased in additional closings. The closing of the Transaction occurred on July 9, 2015.

On August 6, 2015, we closed a Securities Purchase Agreement and related agreements with TCA Global Credit Master Fund LP, whereby we agreed to sell and TCA agreed to purchase a $100,000 senior secured convertible redeemable debenture and we agreed to issue and sell to TCA, from time to time, and TCA agreed to purchase from us up to $3,000,000 of the Company’s common stock pursuant to a Committed Equity Facility. The closing of the Transaction occurred on August 6, 2015.

The Debentures contain a 4.99% beneficial ownership limitation which prevents TCA from being considered a control group under SEC rules.  The Company does not consider TCA a control person under SEC rules and this transaction is not a related party transaction.

Review and Approval of Related Person Transactions

We have operated under a Code of Conduct for many years. Our Code of Conduct requires all employees, officers and directors, without exception, to avoid the engagement in activities or relationships that conflict, or would be perceived to conflict, with the Company’s interests or adversely affect its reputation. It is understood, however, that certain relationships or transactions may arise that would be deemed acceptable and appropriate upon full disclosure of the transaction, following review and approval to ensure there is a legitimate business reason for the transaction and that the terms of the transaction are no less favorable to the Company than could be obtained from an unrelated person.

The Audit Committee is responsible for reviewing and approving all transactions with related persons. The Company has not adopted a written policy for reviewing related person transactions. The Company reviews all relationships and transactions in which the Company and our directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. As required under SEC rules, transactions that are determined to be directly or indirectly material to the Company or a related person are disclosed.

Related Party Transactions

Since January 1, 2013, we have engaged in the following reportable transactions with our directors, executive officers, holders of more than 5% of our voting securities, and affiliates or immediately family members of our directors, executive officers and holders of more than 5% of our voting securities.

Transactions with an Employee

On March 14, 2013, we entered into a Notes Payable with an employee $25,000. The Note Payable provides for interest 6% per year with a term of ninety days. On June 26, 2013, we signed an Amended Note Payable, extending the term through September 30, 2013. On September 6, 2013, we issued 1,224,918 shares of its common stock at a per share price of $0.021 as payment in full of the $25,000 principal and $723 of accrued and unpaid interest.

On March 20, 2013, this employee purchased 2,000,000 shares of the Company’s common stock at a price of $0.035 per share. The aggregate proceeds were $70,000. The shares were purchased as part of the Company’s Subscription Agreement dated December 2011.

Loans and Advances from Sterling C. Scott

Sterling Scott advanced various amounts to us. As of December 31, 2011, the amount due the then CEO was $183,103, and additional advances of $98,897 were made to us through April 5, 2012. On April 5, 2012, Mr. Scott converted $282,000 of these advances into a 6% senior convertible note. Mr. Scott made further advances during the year ended December 31, 2012 which were converted into the 6% senior convertible note. As of December 31, 2013, total amount owed to Mr. Scott was $453,932, which consisted of $413,680 in principal and $40,252 in accrued interest. As of September 10, 2014, the outstanding principal balance on Mr. Scott’s 6% convertible note was $413,680 and accrued interest were sold to two parties not related to us.

Investment in Vape Holdings, Inc.

In May 2013, we made an investment in the amount of $1,160 in Vape Holdings, Inc., a Nevada corporation, and received 200,428 shares.

Sterling C. Scott, our then Chief Executive Officer, also owned 257,320 shares of Vape’s common stock. Furthermore, the former President of GrowLife, Inc., Kyle Tracey, was the Chief Executive Officer of Vape. As a result, we deemed Vape to be a related party and therefore has recorded its investment in Vape as an “Investment in a related party” on its balance sheet.

The value of our investment in Vape as of December 31, 2013 was $5.60 per share, or $1,122,397. We sold 200,428 shares of Vape’s common stock during the year ended December 31, 2014 for net proceeds of $186,791 which was recorded as “other income” in the statement of operations. As of December 31, 2014, we recorded a $1,122,397 loss in the value of its investment in Vape by decreasing its “Investment in a related party” balance sheet account while also recording a corresponding decrease to “Unrealized loss on investment in a related party” in the Stockholders’ deficit section of our balance sheet.

Agreement with Jeff Giarraputo

On February 26, 2014, we engaged Jeff Giarraputo, a member of the Board of Directors, as an advisor to us for six months effective as of February 15, 2014. Mr. Giarraputo agreed to provide marketing, business development, and general management to us related to the cannabis industry. As compensation for these services, and subject to approval by our Board of Directors, we were expected to grant Mr. Giarraputo a stock option to purchase 2,000,000 shares of our common stock at $0.31 per share, which represents the 30-day trailing average of the our common stock. All shares subject to the option will vest over a six month period beginning on the date of engagement and are subject to the terms and conditions of our 2011 Stock Incentive Plan including vesting requirements. On August 19, 2014, the Parties cancelled this Agreement and the stock option grant was not issued.

Director Independence

The Board has affirmatively determined that Anthony J. Ciabattoni and Jeff Giarraputo are independent.  For purposes of making that determination, the Board used NASDAQ’s Listing Rules even though the Company is not currently listed on NASDAQ. The Board expects to appoint independent directors during 2015.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Committee Pre-Approval Policy

The Audit Committee has established a pre-approval policy and procedures for audit, audit-related and tax services that can be performed by the independent auditors without specific authorization from the Audit Committee subject to certain restrictions. The policy sets out the specific services pre-approved by the Audit Committee and the applicable limitations, while ensuring the independence of the independent auditors to audit the Company's financial statements is not impaired. The pre-approval policy does not include a delegation to management of the Audit Committee’s responsibilities under the Exchange Act. During the year ended September 30, 2014, the Audit Committee pre-approved all audit and permissible non-audit services provided by our independent auditors.

Service Fees Paid to the Independent Registered Public Accounting Firm

On August 7, 2015, we dismissed Anton and Chia, LLP as our independent registered public accounting firm. Anton and Chia LLP performed an annual audit of our financial statements for the years ended December 31, 2013 and 2012. On August 7, 2015 we engaged the services of PMB Helin Donovan LLP as our independent registered public accounting firm to audit our consolidated financial statements as of December 31, 2014 and for the year then ended.

The following is the breakdown of aggregate fees paid to Anton and Chia, LLP for the last two fiscal years:

	Year Ended	Year Ended
	December 31, 2014	December 31, 2013
Audit fees	$31,007	$75,197
Audit related fees	36,504	24,742
Tax fees	-	-
All other fees	6,292	33,690

	$73,803	$133,629

-   “Audit Fees” are fees paid for professional services for the audit of our financial statements.

-   “Audit-Related fees” are fees paid for professional services not included in the first two categories, specifically, SAS 100 reviews, SEC filings and consents, and accounting consultations on matters addressed during the audit or interim reviews, and review work related to quarterly filings.

-   “Tax Fees” are fees primarily for tax compliance in connection with filing US income tax returns.

-   “All other fees for 2013 related to the review of registration statements on Form S-1.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) FINANCIAL STATEMENTS:

The Company’s financial statements, as indicated by the Index to Consolidated Financial Statements set forth below, begin on page F-1 of this Form 10-K, and are hereby incorporated by reference. Financial statement schedules have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

(b)	Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation. Filed as an exhibit to the Company’s Form 10-SB General Form for
Registration of Securities of Small Business Issuers filed with the SEC on December 7, 2007, and incorporated by reference.

3.2	Amended and Restated Bylaws. Filed as an exhibit to the Company’s Form 8-K filed with the SEC on June 9, 2014, and incorporated by reference.

4.1	GrowLife, Inc. 2011 Stock Incentive Plan filed as an exhibit to the Company’s Registration Statement on Form S-1 filed with the SEC on June 9, 2011, and incorporated by reference.

10.1
Agreement and Plan of Merger dated March 21, 2012, by and between Phototron Holdings, Inc., SGT
Merger Corporation, SG Technologies Corp, Sterling C. Scott and W-Net Fund I, L.P. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on March 22, 2012, and hereby incorporated by reference.

10.2
Securities Purchase and Exchange Agreement, dated March 16, 2012, by and between Phototron Holdings,
Inc., W-Net Fund I, L.P., and Europa International Inc.  Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on March 22, 2012, and hereby incorporated by reference.

10.3
Security Agreement, dated March 16, 2012, by and between Phototron Holdings, Inc., W-Net Fund I, L.P.,
Europa International Inc., GrowLife, Inc., and Phototron, Inc.  Filed as an exhibit to the Company’s Form
8-K and filed with the SEC on March 22, 2012, and hereby incorporated by reference.

10.4
Intellectual Property Security Agreement, dated March 16, 2012, by and between Phototron Holdings, Inc.,
W-Net Fund I, L.P., Europa International Inc., GrowLife, Inc., and Phototron, Inc.  Filed as an exhibit to the
Company’s Form 8-K and filed with the SEC on March 22, 2012, and hereby incorporated by reference.

10.5	Form of 6% Senior Secured Convertible Note. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on March 22, 2012, and hereby incorporated by reference.

10.6	Form of 7% Convertible Note. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on October 11, 2013, and hereby incorporated by reference.

10.7	Securities Purchase Agreement dated June 7, 2013, by and between GrowLife, Inc., GrowLife
Hydroponics, Inc., Sequoia, LLC, Pressure Drop Holdings, LLC and Sachin Karia. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on June 7, 2013, and hereby incorporated by reference.

10.8	Revolving Promissory Note dated June 7, 2013 issued by GrowLife, Inc. in favor of W-Net Fund I, L.P.
Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on June 7, 2013, and hereby incorporated by reference.

10.9	Form of 12% Senior Secured Convertible Note. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on June 7, 2013, and hereby incorporated by reference.

10.10	Security Agreement dated June 7, 2013, by and between GrowLife, Inc., Sequoia, LLC, Pressure Drop
Holdings, LLC, Sachin Karia and Robert E. Hunt. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on June 7, 2013, and hereby incorporated by reference.

10.11	Joint Venture Agreement dated November 19, 2013 by and between GrowLife, Inc. and CANX USA LLC.
Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on November 21, 2013, and hereby incorporated by reference.

10.12	Warrant Agreement by and between GrowLife, Inc. and CANX USA LLC. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on November 21, 2013, and hereby incorporated by reference.

10.13	7% Convertible Note by and between GrowLife, Inc. and CANX USA LLC. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on November 21, 2013, and hereby incorporated by reference.

10.14	Registration Rights Agreement by and between GrowLife, Inc. and CANX USA LLC. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on November 21, 2013, and hereby incorporated by reference.

10.15	Commercial Lease Agreement dated March 8, 2013 by and between Evergreen Garden Center LLC and William C. Rowell Family Limited Partnership for our Portland, Maine store. Filed herewith.

10.16	Lease dated October 21, 2013 by and between GrowLife Hydroponics, Inc. and Stone Creek Business Center Ltd. for our Avon (Vail), Colorado store. Filed herewith.

10.17	Retail Lease Agreement dated January 23, 2014 by and between GrowLife Hydroponics, Inc. and W-ADP Meadows VII LLC for our Boulder, Colorado store. Filed herewith.

10.18	Amended and Restated 6% Senior Secured Convertible Note dated September 10, 2014 by and between GrowLife, Inc. and Andrew J. Gentile. Filed herewith.

10.19	Amended and Restated 6% Senior Secured Convertible Note dated September 10, 2014 by and between GrowLife, Inc. and Jordan W. Scott. Filed herewith.

10.20	Warrant related to CANX USA LLC Joint Development Agreement dated November 19, 2013. Filed as an exhibit to the Company’s Form 10-K and filed with the SEC on November 21, 2014, and incorporated by reference.

10.21	Executive Services Agreement dated June 7, 2013 by and between GrowLife, Inc. and Robert Hunt. Filed as an exhibit to the Company’s Form 8-K/A2 dated June 7, 2013 and filed with the SEC on June 25, 2014, and hereby incorporated by reference.

10.22	NonCompetition, NonSolicitation and NonDisclosure Agreement dated June 7, 2013 with Robert Hunt.
Filed as an exhibit to the Company’s Form 8-K/A2 dated June 7, 2013 and filed with the SEC on June 25,
2014, and hereby incorporated by reference.

10.23	Executive Employment Agreement dated November 3, 2013 by and between GrowLife, Inc. and Sterling
Scott. Attached as an exhibit to the Company’s Form 8-K dated November 3, 2013 and filed with the SEC on June 25, 2014, and hereby incorporated by reference.

10.24	Executive Employment Agreement dated November 3, 2013 by and between GrowLife, Inc. and John
Genesi. Attached as an exhibit to the Company’s Form 8-K dated November 3, 2013 and filed with the
SEC on June 25, 2014, and hereby incorporated by reference.

10.25	Employment Agreement for Marco Hegyi dated December 4, 2013. Attached as an exhibit to the
Company’s Form 8-K/A dated December 9, 2013 and filed with the SEC on June 20, 2014, and hereby incorporated by reference.

10.26	Amended Employment Agreement for Marco Hegyi dated June 20, 2014. Attached as an exhibit to the
Company’s Form 8-K dated June 20, 2014 and filed with the SEC on June 20, 2014, and hereby incorporated by reference.

10.27
Restricted Stock Cancellation Agreement, dated April 25, 2014, by and between the Company and Eric Shevin. Attached as an exhibit to the Company’s Form 8-K dated April 25, 2014 and filed with the SEC on April 30, 2014, and hereby incorporated by reference.

10.28
Restricted Stock Cancellation Agreement, dated April 25, 2014, by and between the Company and Alan Hammer. Attached as an exhibit to the Company’s Form 8-K dated April 25, 2014 and filed with the SEC on April 30, 2014, and hereby incorporated by reference.

10.29
Restricted Stock Cancellation Agreement, dated April 25, 2014, by and between the Company and Tony Ciabattoni. Attached as an exhibit to the Company’s Form 8-K dated April 25, 2014 and filed with the SEC on April 30, 2014, and hereby incorporated by reference.

10.30	Consulting Letter by and between GrowLife, Inc. and Mark Scott Consulting Letter dated July 31, 2014.
Filed as an exhibit to the Company’s Form 8-K filed with the SEC on August 6, 2014, and hereby incorporated by reference.

10.31	Waiver and Modification Agreement dated June 25, 2014 by and between GrowLife, Inc. and Logic
Works LLC. Filed as an Exhibit to the Company’s Form 8-K/A and filed with the SEC on August 18,
2014, and hereby incorporated by reference.

10.32	Amended and Restated Joint Venture Agreement dated July 1, 2013 by and between GrowLife, Inc. and
CANX USA LLC. Filed as an Exhibit to the Company’s Form 8-K/A and filed with the SEC on August
18, 2014, and hereby incorporated by reference.

10.33	Secured Credit Facility and Secured Convertible Note dated June 25, 2014 by and between GrowLife, Inc.
and Logic Works LLC. Filed as an Exhibit to the Company’s Form 8-K/A and filed with the SEC on
August 18, 2014, and hereby incorporated by reference.

10.34	Closing Certificate dated July 10, 2014 by and between GrowLife, Inc. and CANX USA LLC and Logic
Works LLC. Filed as an Exhibit to the Company’s Form 8-K/A and filed with the SEC on August 18,
2014, and hereby incorporated by reference.

10.35	Form of Warrant by and between GrowLife, Inc. and CANX USA LLC. Filed as an exhibit to the Company’s Form 8-K/A and filed with the SEC on August 18, 2014, and hereby incorporated by reference.

10.36	Settlement Agreement and Waiver of Default dated June 19, 2014 by and between GrowLife, Inc. and
Forglen LLC. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on July 18, 2014, and hereby incorporated by reference.

10.37	Severance Agreement dated July 15, 2014 by and between GrowLife, Inc. and John Genesi. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on July 18, 2014, and hereby incorporated by reference.

10.38	Joseph Barnes Promotion Letter dated October 10, 2014. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on October 14, 2014, and hereby incorporated by reference.

10.39	Settlement Agreement and Release dated October 17, 2014 by and between GrowLife, Inc. and Robert
Hunt. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on October 21, 2014, and hereby incorporated by reference.

10.40	Notice of Settlement Agreement dated February 9, 2015. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on February 12, 2015, and hereby incorporated by reference.

10.41	Amendment 1 to Amended and Restated 6% Senior Secured Convertible Note with Andrew J. Gentile.
Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on April 8, 2015, and hereby incorporated by reference.

10.42	Amendment 1 to Amended and Restated 6% Senior Secured Convertible Note with Jordan W. Scott. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on April 8, 2015, and hereby incorporated by reference.

10.43	Stipulation and Agreement of Compromise, Settlement and Release of the Derivative Actions dated April
6, 2015. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on June 17, 2015, and hereby incorporated by reference.

10.44	Securities Purchase Agreement, dated July 9, 2015, entered into by and between GrowLife, Inc., its subsidiaries and TCA Global Credit Master Fund LP. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on July 16, 2015, and hereby incorporated by reference.

10.45	Senior Secured, Convertible, Redeemable Debenture entered into by and between GrowLife, Inc. and
TCA Global Credit Master Fund LP. Filed as an exhibit to the Company’s Form 8-K and filed with the
SEC on July 16, 2015, and hereby incorporated by reference.

10.46	Form of Security Agreement entered into by and between GrowLife, Inc. and its subsidiaries, respectively, and TCA Global Credit Master Fund LP. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on July 16, 2015, and hereby incorporated by reference.

10.47	Form of Guaranty Agreement entered into by and between GrowLife, Inc.’s subsidiaries, respectively, and
TCA Global Credit Master Fund LP. Filed as an exhibit to the Company’s Form 8-K and filed with the
SEC on July 16, 2015, and hereby incorporated by reference.

10.48	Form of Pledge Agreement entered into by and between GrowLife, Inc. and TCA Global Credit Master
Fund LP. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on July 16, 2015, and hereby incorporated by reference.

10.49	Intercreditor Agreement, dated July 9, 2015, entered into by and between GrowLife, Inc., its subsidiaries,
Logic Works LLC and TCA Global Credit Master Fund LP. Filed as an exhibit to the Company’s Form
8-K and filed with the SEC on July 16, 2015, and hereby incorporated by reference.

10.50	Form of Subordination Agreement, dated July 9, 2015, entered into by and between GrowLife, Inc., its subsidiaries, TCA Global Credit Master Fund LP and Jordan Scott and Andrew Gentile, respectively.
Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on July 16, 2015, and hereby incorporated by reference.

10.51	Form of Amendment No. 2 to 6% Senior Secured Convertible Note, dated July 9, 2015, entered into by and between GrowLife, Inc. and Jordan Scott and Andrew Gentile, respectively. Filed as an exhibit to the
Company’s Form 8-K and filed with the SEC on July 16, 2015, and hereby incorporated by reference.

10.52	Investment Banking Letter dated August 27, 2014 by and between GrowLife, Inc. and D. Weckstein & Co. Inc. Filed herewith.

10.53	Securities Purchase Agreement dated August 6, 2015 and entered into by and between GrowLife, Inc., its subsidiaries and TCA Global Credit Master Fund LP. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on August 12, 2015, and hereby incorporated by reference.

10.54	Senior Secured Convertible Redeemable Debenture dated August 6, 2015 and entered into by and between GrowLife, Inc., its subsidiaries and TCA Global Credit Master Fund LP. Filed as an exhibit to the
Company’s Form 8-K and filed with the SEC on August 12, 2015, and hereby incorporated by reference.

10.55	Committed Equity Facility dated August 6, 2015 entered into by and between GrowLife, Inc. and
TCA Global Credit Master Fund LP. Filed as an exhibit to the Company’s Form 8-K and filed with the
SEC on August 12, 2015, and hereby incorporated by reference.

10.56	Registration Rights Agreement dated August 6, 2015 entered into by and between GrowLife, Inc. and
TCA Global Credit Master Fund LP. Filed as an exhibit to the Company’s Form 8-K and filed with the
SEC on August 12, 2015, and hereby incorporated by reference.

10.57	Authorization Agreement dated August 6, 2015 entered into by and between GrowLife, Inc., its subsidiaries and TCA Global Credit Master Fund LP. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on August 12, 2015, and hereby incorporated by reference.

14.1	Code of Conduct and Ethics dated May 15, 2014. Attached as an exhibit to the Company’s Form 8-K dated June 3, 2014 and filed with the SEC on June 9, 2014, and hereby incorporated by reference.

21.1	Subsidiaries of the Registrant. Filed herewith.

99.1	Audit Committee Charter dated May 15, 2014. Attached as an exhibit to the Company’s Form 8-K dated June 3, 2014 and filed with the SEC on June 9, 2014, and hereby incorporated by reference.

99.2	Compensation Committee Charter dated May 15, 2014. Attached as an exhibit to the Company’s Form 8-K dated June 3, 2014 and filed with the SEC on June 9, 2014, and hereby incorporated by reference.

99.3	Nominations and Governance Committee Charter dated May 15, 2014. Attached as an exhibit to the Company’s Form 8-K dated June 3, 2014 and filed with the SEC on June 9, 2014, and hereby incorporated by reference.

99.4	Insider Trading Policy dated May 15, 2014. Attached as an exhibit to the Company’s Form 8-K dated June 3, 2014 and filed with the SEC on June 10, 2014, and hereby incorporated by reference.

101
Interactive data files pursuant to Rule 405 of Regulation S-T. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
GrowLife, Inc.:

We have audited the accompanying consolidated balance sheet of GrowLife, Inc. (the “Company”) as of December 31, 2013 and the related consolidated statement of operations, stockholders’ deficit, and cash flow for the year ended December 31, 2013.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GrowLife, Inc. as of December 31, 2013, and the results of its consolidated operations and its cash flows for the year ended December 31, 2013 in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has sustained a net loss from operations and has an accumulated deficit since inception.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Anton and Chia, LLP /s/ Anton and Chia, LLP March 31, 2014 Newport Beach, CA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
GrowLife, Inc.:

We have audited the accompanying consolidated balance sheet of GrowLife, Inc. (the “Company”) as of December 31, 2014 and the related consolidated statement of operations, stockholders’ deficit, and cash flow for the year ended December 31, 2014.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GrowLife, Inc. as of December 31, 2014, and the results of its consolidated operations and its cash flows for the year ended December 31, 2014 in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has sustained a net loss from operations and has an accumulated deficit since inception.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
PMB Helin Donovan, LLP /s/ PMB Helin Donovan, LLP September 30, 2015 Seattle, WA

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$286,238	$1,831,276
Restricted cash	-	46,400
Accounts receivable, net of allowance of $0 and $0, respectively	-	183,678
Inventory, net	883,350	1,253,721
Prepaid expenses	41,791	17,001
Other receivable	-	3,666
Deposits	33,584	46,173
Total current assets	1,244,963	3,381,915

EQUIPMENT, NET	24,042	53,758

OTHER ASSETS
Investment in related party	-	1,122,397
Intangible assets, net	353,752	460,300
Goodwill	739,000	739,000

TOTAL ASSETS	$2,361,757	$5,757,370

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade	$1,129,130	$1,095,204
Accrued expenses	385,024	175,603
Deferred revenue	-	30,888
Derivative liability	2,100,915	9,324,000
Current portion of convertible notes payable	887,272	-
Related party note payable	-	1,160
Total current liabilities	4,502,341	10,626,855

LONG TERM LIABILITIES:
Convertible notes payable	98,333	974,479

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock - $0.0001 par value, 3,000,000 shares authorized, no shares
issued and outstanding	-	-
Common stock - $0.0001 par value, 3,000,000,000 shares authorized, 879,343,771
and 755,694,870 shares issued and outstanding at 12/31/14 and 12/31/13, respectively	87,936	75,571
Additional paid in capital	108,699,950	17,359,932
Unrealized gain on related party investment	-	1,121,237
Accumulated deficit	(111,026,803)	(24,400,704)
Total stockholders' deficit	(2,238,917)	(5,843,964)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,361,757	$5,757,370

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended,
	December 31, 2014	December 31, 2013

NET REVENUE	$8,537,676	$4,858,976
COST OF GOODS SOLD	7,172,376	4,005,863
GROSS PROFIT	1,365,300	853,113
GENERAL AND ADMINISTRATIVE EXPENSES	4,405,503	3,163,007
SHARES ISSUED FOR SERVICES RENDERED	2,721,600	1,469,184
STOCK OPTIONS EXPENSE	724,267	148,633
WARRANT EXPENSE	-	7,015,000
OPERATING LOSS	(6,486,070)	(10,942,711)

OTHER INCOME (EXPENSE):
Change in fair value of derivative	(16,252,823)	(3,701,078)
Loss on extinguishment of debt	-	(960,750)
Interest expense, net	(64,073,997)	(5,275,749)
Realized gain on sale of investment	186,791	-
Other Income	-	42,269
Impairment of goodwill	-	(279,515)
Impairment of intangible assets	-	(262,604)
Total other (expense)	(80,140,029)	(10,437,427)

(LOSS) BEFORE INCOME TAXES	(86,626,099)	(21,380,138)

Income taxes - current benefit	-	-

NET (LOSS)	$(86,626,099)	$(21,380,138)

Basic and diluted (loss) per share	$(0.10)	$(0.04)

Weighted average shares of common stock outstanding- basic and diluted	834,503,868	593,034,653

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Preferred Stock		Common Stock		Unrealized Gain on Investment in Related	Additional Paid	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Party	in Capital	Deficit	(Deficit)
Balance as of December 31, 2012	3,000,000	$300	389,704,765	$38,970	$-	$2,643,941	$(3,020,566)	$(337,355)
Comprehensive loss								(2,186,304)

Cancellation of preferred stock	(3,000,000)	(300)	-	-	-	300	-	-

Options exercised for cash	-	-	470,237	47	-	8,953	-	9,000

Cashless exercise of options	-	-	3,680,773	368	-	(368)	-	-

Cashless exercise of Gemini Master Fund Warrants	-	-	9,000,000	900	-	(900)	-	-

Value of beneficial conversion feature of 6% convertible notes converted into common stock	-	-	-	-	-	328,498	-	328,498

Value of beneficial conversion feature of 7% convertible notes converted into common stock	-	-	-	-	-	676,900	-	676,900

Value of beneficial conversion feature related to the exchange of $750,000 Revolving Promissory Note
for $750,000 7% convertible note	-	-	-	-	-	109,926	-	109,926

Value of beneficial conversion feature related to the cashless exercise of the 5,000,000 Gemini Master Fund warrants	-	-	-	-	-	312,500	-	312,500

Value of beneficial conversion feature related to the conversion of the $280,000 Gemini Master Fund note payable	-	-	-	-	-	208,000	-	208,000

Value of beneficial conversion feature related to the issuance of 12% Convertible Notes related to the acquisition of Rocky
Mountain, LLC and Evergreen Garden Center, LLC	-	-	-	-	-	114,286	-	114,286

Shares issued related to the conversion of principal and interest related to the convertible notes payable	-	-	262,595,733	26,261	-	3,014,739	-	3,041,000

Shares issued related to the acquisition of Rocky Mountain Hydroponics, LLC and Evergreen Garden Center, LLC	-	-	7,857,141	786	-	274,214	-	275,000

Issuance of common stock	-	-	36,981,862	3,698	-	1,290,667	-	1,294,365

Shares issued for services rendered	-	-	45,404,359	4,541	-	1,464,643	-	1,469,184

Value of warrants expensed (issued to CANX and Hegyi, LLC)	-	-	-	-	-	6,765,000	-	6,765,000

Stock based compensation for stock options	-	-	-	-	-	148,633	-	148,633

Unrealized gain on investment in related party	-	-	-	-	1,121,237	-	-	1,121,237

Net loss	-	-	-	-	-	-	(21,380,138)	(21,380,138)

Balance as of December 31, 2013	-	-	755,694,870	75,571	1,121,237	17,359,932	(24,400,704)	(5,843,964)
Comprehensive loss								(21,380,138)

Options exercised for cash	-	-	2,351,187	235	-	44,438	-	44,673

Cashless exercise of options	-	-	3,570,455	357	-	(357)	-	-

Shares issued related to the conversion of principal and interest related to convertible notes payable	-	-	102,507,839	10,251	-	1,875,684	-	1,885,935

Shares issued for services rendered	-	-	15,219,420	1,522	-	2,720,078	-	2,721,600

Stock based compensation for stock options	-	-	-	-	-	724,267	-	724,267

Loss on investment in related party	-	-	-	-	(1,121,237)	-	-	(1,121,237)

Change in fair value of derivative liability	-	-	-	-	-	23,475,908	-	23,475,908

Value of warrants expensed issued to CANX USA LLC or its assignees	-	-	-	-	-	62,500,000	-	62,500,000

Net loss for the year ended December 31, 2014	-	-	-	-	-	-	(86,626,099)	(86,626,099)

Balance as of December 31, 2014	-	$-	879,343,771	$87,936	$-	$108,699,950	$(111,026,803)	$(2,238,917)

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended,
	December 31, 2014	December 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(86,626,099)	$(21,380,138)
Adjustments to reconcile net loss to net cash (used in)
operating activities
Depreciation and amortization	33,641	22,229
Reserve for inventories	-	62,882
Amortization of intangible assets	106,548	151,696
Change in inventory reserve	12,711	-
Stock based compensation	724,267	-
Stock options expense	-	148,633
Common stock issued for services	2,721,600	1,469,184
Amortization of debt discount	1,363,847	5,106,072
Change in fair value of derivative liability	16,252,823	3,701,078
Fair value of warrants issued	-	7,015,000
Expense related to warrant	62,500,000	-
Loss on extinguishment of debt	-	960,750
Accrued interest on convertible notes payable	183,214	161,587
Impairment of goodwill	-	279,515
Impairment of intangible assets	-	262,604
Realized gain on sale of investment	(186,791)	-
Changes in operating assets and liabilities:
Restricted Cash	46,400	-
Accounts receivable	183,678	(127,129)
Inventory	357,660	(210,383)
Prepaid expenses	(24,790)	18,071
Other receivable	3,666	(3,666)
Deposits	12,589	2,883
Accounts payable	33,926	468,517
Accrued expenses	209,421	102,291
Deferred revenue	(30,888)	(2,750)
CASH (USED IN) OPERATING ACTIVITIES	(2,122,577)	(1,791,074)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid to acquire shares in Vape Holdings, Inc.	-	(1,160)
Net cash proceeds from shares in Vape Holdings, Inc.	187,951	-
Cash paid to acquire Rocky Mountain Hydroponics	-	(550,000)
Cash acquired from acquisition of Rocky Mountain Hydroponics	-	(1,398)
Capital expenditures	(3,925)	(5,500)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:	184,026	(558,058)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	1,294,365
Proceeds from the issuance of 10% convertible note	-	156,000
Proceeds from the issuance of convertible note	350,000	1,850,000
Proceeds from options exercised	44,673	9,000
Payment of notes payable	-	1,130,000
Payments of notes payable	-	(296,719)
Payments of notes payable - related party	(1,160)	-
Advances from related party	-	1,160
NET CASH PROVIDED BY FINANCING ACTIVITIES	393,513	4,143,806

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,545,038)	1,794,674

CASH AND CASH EQUIVALENTS, beginning of period	1,831,276	36,602

CASH AND CASH EQUIVALENTS, end of period	$286,238	$1,831,276

Supplemental disclosures of cash flow information:
Interest paid	$-	$4,865
Taxes paid	$-	$-

Non-cash investing and financing activities:
6% Senior secured convertible notes and interest converted into common stock	$62,025	$1,427,809
7% Convertible notes and interest converted into common stock	$1,384,207	$761,349
12% Senior secured convertible notes and interest converted into common stock	$439,688	$415,842
Common stock issued for cashless exercise of options	$357	$1,268
Common stock issued for services rendered	$-	$7,015,000
Fair value of warrants	$-	$382,068
Common stock issued to acquire Rocky Mountain Hydroponics and Evergreen
Garden Center	$-	$275,000
12% Senior secured convertible notes issued to acquire Rocky Mountain
Hydroponics and Evergreen Garden Center	$-	$800,000
Notes payable and interest for Greners acquisition converted into common stock	$-	$156,000
OID Note converted into common stock	$-	$280,000

The accompanying notes are an integral part of these consolidated financial statements.

 GROWLIFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION

GrowLife, Inc. (“GrowLife” or the “Company”) was incorporated under the laws of the State of Delaware and are headquartered in Seattle, Washington. The Company was founded in 2012 with the Closing of the Agreement and Plan of Merger with SGT Merger Corporation. The Company has authorized common stock of 3,000,000,000 shares at $0.0001 par value and 3,000,000 shares of preferred stock with a par value of $0.0001 were authorized by the shareholders.  There is no preferred stock issued and the terms have not been determined as of September 30, 2015.

The Company’s goal of becoming the nation’s largest cultivation facility service provider for the production of organics, herbs and greens and plant-based medicines has not changed. The Company’s mission is to best serve more cultivators in the design, build-out, expansion and maintenance of their facilities with products of high quality, exceptional value and competitive price. Through a nationwide network of knowledgeable representatives, regional centers and its e-commerce website, GrowLife provides essential and hard-to-find goods including media (i.e., farming soil), industry-leading hydroponics equipment, organic plant nutrients, and thousands more products to specialty grow operations across the United States.

The Company primarily sells through its wholly owned subsidiary, GrowLife Hydroponics, Inc. In addition to the promotion and sales of GrowLife owned brands, GrowLife companies distribute and sell over 3,000 products through its e-commerce distribution channel, Greners.com, and through our regional retail storefronts. GrowLife and its business units are organized and directed to operate strictly in accordance with all applicable state and federal laws.

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

On October 24, 2012, the Company’s wholly owned subsidiary GrowLife Hydroponics, Inc., a Delaware corporation, completed the purchase of all of the shares of Soja, Inc. dba Urban Garden Supplies (the “Urban Garden”) from Richard Melograno, Michael Cook, and Scott Glass (collectively the “UG Sellers”). The Company acquired all of the assets and liabilities of Urban Garden which included the inventory of the store located at 22516 Ventura Blvd., Woodland Hills, CA 91364.

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

After the Merger, former holders of SGT’s common stock owned in excess of 50% of our fully-diluted shares of common stock, and as a result of certain other factors, including that all members of our executive management are members of SGT’s management, SGT is deemed to be the acquiring company and the Company was deemed to be the legal acquirer for accounting purposes, and the Merger was accounted for as a reverse merger and a recapitalization in accordance with GAAP. The consolidated financial statements of GrowLife and its subsidiaries reflect the historical activity of SGT, and the historical stockholders’ equity of SGT has been retroactively restated for the equivalent number of shares received in the exchange.

Restatement of Previously Issued Unaudited Consolidated Financial Statements

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

The Company filed Form 10Q/A on June 27, 2014 and restated the consolidated balance sheet as of March 31, 2014, and the consolidated statements of operations and consolidated cash flows for the three months ended March 31, 2014 to reflect the correcting book entry described below. There was no impact to our actual cash balances as a result of these errors, and these errors do not change net cash flows from financing activities. There was no impact of this error on net cash flows from operating activities.

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

The suspension of trading eliminated the Company’s market makers, resulted in our trading on the grey sheets, resulted in legal proceedings and restricted the Company’s access to capital. On April 25, 2014, shares of the Company’s common stock resumed trading on the “grey sheets” and are not formally quoted or listed on any stock exchange at this time.

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

On July 9, 2015, the SEC entered into settlements with two of the promoters.  In connection with the settlement of their SEC action, the two men are liable for disgorgement of approximately $2.1 million and $306,000 in illicit profits, respectively. Earlier this year the two men were also sentenced to five and three years in prison, respectively, for their participation in the scheme.

NOTE 2 –	GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $86,626,099 and $21,380,138 for the years ended December 31, 2014 and 2013, respectively. Our net cash used in operating activities was $2,122,577 and $1,791,074 for the years ended December 31, 2014 and 2013, respectively.

The Company anticipates that it will record losses from operations for the foreseeable future. As of December 31, 2014, our accumulated deficit was $111,026,803.  The Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements during this period primarily through the recurring issuance of convertible notes payable and advances from a related party. The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2014 and filed with the SEC on September 30, 2015 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES: ADOPTION OF ACCOUNTING STANDARDS

Basis of Presentation - The accompanying consolidated financial statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated. The preparation of these unaudited consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”).

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. Inter-Company items and transactions have been eliminated in consolidation.

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

Inventories - Inventories are recorded on a first in first out basis. Inventory consists of raw materials, purchased finished goods and components held for resale. Inventory is valued at the lower of cost or market. The reserve for inventory was $50,000 and $90,725 at December 31, 2014 and 2013, respectively.

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

Equity Investments – The Company classifies all highly-liquid investments with stated maturities of greater than three months from the date of purchase and remaining maturities of less than one year as short-term investments. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such investments are viewed as being available to support current operations. The Company classifies and accounts for short-term investments as available-for-sale and reflect realized gains and losses using the specific identification method. Changes in market value, if any, excluding other-than-temporary impairments, are reflected under stockholders’ deficit as unrealized gain/loss on related party investment.

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

As of December 31, 2013, the Company had outstanding unsecured 7% convertible notes for $1,850,000 that the Company determined were a derivative liability due to the “reset” clause associated with the note’s conversion price. The Company valued the derivative liability of these notes at $9,324,000 using the Black-Scholes-Merton option pricing model.

As of December 31, 2014, the Company had outstanding unsecured 7% convertible notes for $500,000 that the Company determined were a derivative liability due to the “reset” clause associated with the note’s conversion price. The Company valued the derivative liability of these notes at $1,278,878 using the Black-Scholes-Merton option pricing model.

As of December 31, 2014, the Company had outstanding unsecured 6% convertible notes for $350,000 that the Company determined were a derivative liability due to the “reset” clause associated with the note’s conversion price. The Company valued the derivative liability of these notes at $822,037 using the Black-Scholes-Merton option pricing model.

Sales Returns - We allow customers to return defective products when they meet certain established criteria as outlined in our sales terms and conditions. It is our practice to regularly review and revise, when deemed necessary, our estimates of sales returns, which are based primarily on actual historical return rates. We record estimated sales returns as reductions to sales, cost of goods sold, and accounts receivable and an increase to inventory. Returned products which are recorded as inventory are valued based upon the amount we expect to realize upon its subsequent disposition. As of December 31, 2014 and 2013, there was no reserve for sales returns, which are minimal based upon our historical experience.

Shipping and Handling Fees and Cost - For the years December 31, 2014 and 2013, shipping and handling fees billed to customers totaled $128,351 and $242,779, respectively, and were included in revenue.

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

Advertising Costs - Advertising costs are expensed as incurred and are recorded in general and administrative expenses. For the years ended December 31, 2014 and 2013, advertising costs of $141,369 and $220,514, respectively, were included in general and administrative expenses.

Net Income (Loss) Per Share - Under the provisions of ASC 260, “Earnings per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The common stock equivalents have not been included as they are anti-dilutive. As of December 31, 2014, there were stock options outstanding for the purchase of 40,720,000 common shares, warrants for the purchase of 565,000,000 common shares, 209,061,571 shares related to convertible debt and 6,000,000 of shares which we may have to issue under a settlement agreement which could potentially dilute future earnings per share.  As of December 31, 2013, there were stock options outstanding for the purchase of 40,851,187 common shares, warrants for the purchase of 165,000,000 common shares and 160,626,377 shares related to convertible debt which could potentially dilute future earnings per share.

Dividend Policy - The Company has never paid any cash dividends and intends, for the foreseeable future, to retain any future earnings for the development of our business. Our future dividend policy will be determined by the board of directors on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities.

Use of Estimates - In preparing these consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates and assumptions included in the Company’s consolidated financial statements relate to the valuation of long-lived assets, estimates of sales returns, inventory reserves and accruals for potential liabilities, and valuation assumptions related to derivative liability, equity instruments and share based compensation.

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

In August 2014, FASB issued ASU 2014-15—Presentation of Financial Statements—Going Concern (ASC Subtopic 205-40): “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The update requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. All entities are required to apply the new requirements in annual periods ending after December 15, 2016, and interim periods thereafter. Early application is permitted. As such, GrowLife, Inc. is required to adopt these provisions for the annual period ending December 31, 2016. The Company is currently evaluating the impact of FASB ASU 2014-15 but does not expect the adoption thereof to have a material effect on GrowLife’s financial statements.

In May 2014, FASB issued ASU 2014-09—Revenue from Contracts with Customers (Topic 606): “Section A—Summary and Amendments That Create Revenue from Contracts with Customers, (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40), Section B—Conforming Amendments to Other Topics and Subtopics in the Codification and Status Tables, Section C—Background Information and Basis for Conclusions”. The guidance in this update affects any entity that enters into contracts with customers to transfer goods or services and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. As such, GrowLife, Inc. is required to adopt these provisions as of December 31, 2016. The Company is currently evaluating the impact of FASB ASU 2014-09 but does not expect the adoption thereof to have a material effect on GrowLife’s financial statements.

In July 2013, FASB issued ASU 2013-11—Income Taxes (ASC Topic 740): “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)”. The amendments in this update provide explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The adoption of FASB ASU 2013-11 did not have a material effect on GrowLife’s financial statements.

New Accounting Standards Issued But Not Yet Adopted

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for us on January 1, 2016, with early adoption permitted. The Company does not believe that this pronouncement will have an impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”).  The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. ASU 2015-03 is effective for the Company on January 1, 2016, with early adoption permitted.  The Company is currently evaluating the potential changes from this ASU to the Company’s future financial reporting and disclosures.

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

The Company is amortizing the $366,000 of intangible assets at the rate of $6,100 per month over 5 years, with the Company recording $73,200 and $42,700 of non-cash amortization expense related to these intangible assets during the years ended December 31, 2014 and 2013, respectively.

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

NOTE 5 – TRANSACTIONS WITH CANX USA, LLC AND LOGIC WORKS LLC

Transactions with CANX, LLC and Logic Works LLC

On July 10, 2014, the Company closed a Waiver and Modification Agreement, Amended and Restated Joint Venture Agreement, Secured Credit Facility and Secured Convertible Note with CANX, and Logic Works LLC, a lender and shareholder of the Company. The Agreements require the filing of a registration statement on Form S-1 within 10 days of the filing of the Company’s Form 10-Q for the period ended June 30, 2014. Due to the Company’s grey sheet trading status and other issues, the Company has not filed the registration statement.

Previously, the Company entered into a Joint Venture Agreement with CANX USA LLC, a Nevada limited liability company.  Under the terms of the Joint Venture Agreement, the Company and CANX formed Organic Growth International, LLC (“OGI”), a Nevada limited liability company, for the purpose of expanding the Company’s operations in its current retail hydroponic businesses and in other synergistic business verticals and facilitating additional funding for commercially financeable transactions of up to $40,000,000.  In connection with the closing of the Agreement, CANX agreed to provide a commitment for funding in the amount of $1,300,000 for a GrowLife Infrastructure Funding Technology program transaction and provided additional funding under a 7% Convertible Note instrument for $1,000,000, including $500,000 each from Logic Works and China West III Investments LLC, entities that are unaffiliated with CANX and operate as separate legal entities. The Company initially owned a non-dilutive forty five percent (45%) share of OGI and the Company may acquire a controlling share of OGI as provided in the Joint Venture Agreement. In accordance with the Joint Venture Agreement, the Company and CANX entered into a Warrant Agreement whereby the Company delivered to CANX a warrant to purchase 140,000,000 shares of the Company common stock at a maximum strike price of $0.033 per share. Also in accordance with the Joint Venture Agreement, the Company issued an additional warrant to purchase 100,000,000 shares of the Company’s common stock at a maximum strike price of $0.033 per share on February 7, 2014.

On April 10, 2014, as a result of the suspension in the trading of the Company’s securities, the Company went into default on its 7% Convertible Notes Payable for $500,000 each from Logic Works and China West III. As a result, the Company accrued interest on these notes at the default rate of 24% per annum. Furthermore, as a result of being in default on these notes, the Holders could have, at their sole discretion, called these notes.

Waiver and Modification Agreement

The Company entered into a Waiver and Modification Agreement dated June 25, 2014 with Logic Works LLC whereby the 7% Convertible Note with Logic Works dated December 20, 2013 was modified to provide for (i) a waiver of the default under the 7%

Convertible Note; (ii) a conversion price which is the lesser of (A) $0.025 or (B) twenty percent (20%) of the average of the three (3) lowest daily VWAPs occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable Conversion Date on which the Holder elects to convert all or part of this Note; (iii) the filing of a registration statement on Form S-1 within 10 days of the filing of the Company’s Form 10-Q for the period ended June 30, 2014; and (iv) continuing interest of 24% per annum. China West III converted its Note into common stock on June 4, 2014. Due to the Company’s grey sheet trading status and other issues, the Company has not filed the registration statement.

Amended and Restated Joint Venture Agreement

The Company entered into an Amended and Restated Joint Venture Agreement dated July 1, 2014 with CANX whereby the Joint Venture Agreement dated November 19, 2013 was modified to provide for (i)  up to $12,000,000 in conditional financing subject to review by GrowLife and approval by OGI for business growth development opportunities in the legal cannabis industry for up to six months, subject to extension; (ii) up to $10,000,000 in working capital loans, with each loaning requiring approval in advance by CANX;  (iii) confirmed that the five year warrants, subject to extension, at $0.033 per share for the purchase of 140,000,000 and 100,000,000 were fully earned and were not considered compensation for tax purposes by the Company; (iv) granted CANX five year warrants, subject to extension, to purchase 300,000,000 shares of common stock at the fair market price of $0.033 per share as determined by an independent appraisal; (v) warrants as defined in the Agreement related to the achievement of OGI milestones; (vi) a four year term, subject to adjustment and (vi) the filing of a registration statement on Form S-1 within 10 days of the filing of the Company’s Form 10-Q for the period ended June 30, 2014. Due to the Company’s grey sheet trading status and other issues, the Company has not filed the registration statement.

Secured Convertible Note and Secured Credit Facility

The Company entered into a Secured Convertible Note and Secured Credit Facility dated June 25, 2014 with Logic Works whereby Logic Works agreed to provide up to $500,000 in funding. Each funding requires approval in advance by Logic Works, provides for interest at 6% with a default interest of 24% per annum and requires repayment by June 26, 2016. The Note is convertible into common stock of the Company at the lesser of $0.0070 or (B) twenty percent (20%) of the average of the three (3) lowest daily VWAPs occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable conversion date on which Logic Works elects to convert all or part of this 6% Convertible Note, subject to adjustment as provided in the Note. The 6% Convertible Note is collateralized by the assets of the Company. The Company also has agreed to file a registration statement on Form S-1 within 10 days of the filing of the Company’s Form 10-Q for the three months ended September 30, 2014 and have the registration statement declared effective within ninety days of the filing of the Company’s Form 10-Q for the three months ended June 30, 2014. Due to the Company’s grey sheet trading status and other issues, the Company has not filed the registration statement.

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

OGI was incorporated on January 7, 2014 in the State of Nevada and had no business activities as of December 31, 2014.

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

NOTE 7 – INVENTORY

Inventory as of December 31, 2014 and December 31, 2013 consists of the following:
	December 31, 2014	December 31, 2013
	(Audited)	(Audited)

Raw materials	$-	$94,681
Finished goods	923,565	1,028,037
Inventory in transit	-	221,728
Inventory reserve	(40,215)	(90,725)
Total	$883,350	$1,253,721

Finished goods inventory relates to product at the Company’s retail stores, which is product purchased from distributors, and in some cases directly from the manufacturer, and resold at our stores. Inventory in transit relates to product purchased by the Company but which had not been received as of December 31, 2014.

The Company reviews its inventory on a periodic basis to identify products that are slow moving and/or obsolete, and if such products are identified, the Company records the appropriate inventory impairment charge at such time.

NOTE 8 – PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2014 and 2013 consists of the following:

	December 31,	December 31,
	2014	2013
	(Audited)	(Audited)

Machines and equipment	$63,172	$63,172
Furniture and fixtures	49,787	49,787
Computer equipment	52,304	52,304
Leasehold improvements	56,965	53,040
Total property and equipment	222,228	218,303
Less accumulated depreciation and amortization	(198,186)	(164,545)
Net property and equipment	$24,042	$53,758

Fixed assets, net of accumulated depreciation, were $24,042 and $53,758 as of December 31, 2014 and 2013, respectively. Accumulated depreciation was $198,186 and $164,545 as of December 31, 2014 and 2013, respectively. Total depreciation expense was $33,641 and $22,229 for the years ended December 31, 2014 and 2013, respectively. All equipment is used for selling, general and administrative purposes and accordingly all depreciation is classified in selling, general and administrative expenses.

NOTE 9 – INVESTMENT IN VAPE HOLDINGS, INC.

In May 2013, the Company made an investment in the amount of $1,160 in Vape Holdings, Inc., a Nevada corporation, and received 200,428 shares.

Sterling C. Scott, the Company’s then Chief Executive Officer, also owned 257,320 shares of Vape’s common stock. Furthermore, the former President of GrowLife, Inc., Kyle Tracey, was the Chief Executive Officer of Vape. As a result, the Company deemed Vape to be a related party and therefore has recorded the Company’s investment in Vape as an “Investment in a related party” on its balance sheet.

The value of the Company’s investment in Vape as of December 31, 2013 was $5.60 per share, or $1,122,397. The Company sold 200,428 shares of Vape’s common stock during the year ended December 31, 2014 for net proceeds of $186,791 which was recorded as “other income” in the statement of operations. As of December 31, 2014, the Company recorded a $1,122,397 loss in the value of its investment in Vape by decreasing its “Investment in a related party” balance sheet account while also recording a corresponding decrease to “Unrealized loss on investment in a related party” in the Stockholders’ deficit section of the Company’s balance sheet.

NOTE 10 – INTANGIBLE ASSETS

Intangible assets as of December 31, 2014 consisted of the following:

Intangible Assets:	Estimated Useful Lives	Cost	Accumulated Amortization	Net Book Value
RMH/EGC acquisition- customer contracts	5 years	$366,000	$(115,900)	$250,100
Greners acquisition- customer contracts	5 years	230,000	(129,948)	100,052
Phototron acquisition- customer contracts	5 years	215,000	(215,000)	-
Soja, Inc. (Urban Garden Supply) acquisition- customer contracts	5 years	60,000	(60,000)	-
Trademarks		3,600	-	3,600
Total intangible assets		$874,600	$(520,848)	$353,752

Total amortization expense was $106,548 and $108,966 for the years ended December 31, 2014 and 2013, respectively.

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

7% Convertible Notes

As of December 31, 2013, the Company had outstanding 7% convertible notes for $1,850,000 that the Company determined were a derivative liability due to the “reset” clause associated with the note’s conversion price. The Company had valued the derivative liability of these notes at $9,324,000 using the Black-Scholes-Merton option pricing model. As of December 31, 2014, the Company had outstanding unsecured 7% convertible notes for $500,000 that the Company determined were a derivative liability due to the “reset” clause associated with the note’s conversion price. The Company valued the derivative liability of these notes at $1,278,878 using the Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions (i) dividend yield of 0%; (ii) expected volatility of 157.1%; (iii) risk free rate of 0.78%, (iv) stock price of $0.02, (v) per share conversion price of $0.007, and (vi) expected term of .50-.75 years, as the Company estimates that these notes will be converted by June 30, 2015 to September 30, 2015.

6% Convertible Notes

As of December 31, 2014, the Company had outstanding unsecured 6% convertible notes for $350,000 that the Company determined were a derivative liability due to the “reset” clause associated with the note’s conversion price. The Company valued the derivative liability of these notes at $822,037 using the Black-Scholes-Merton option pricing model. which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions (i) dividend yield of 0%; (ii) expected volatility of 157.1%; (iii) risk free rate of 0.78%, (iv) stock price of $.02, (v) per share conversion price of $0.007, and (vi) expected term of 1.46 years.

The risk-free rate of return reflects the interest rate for the United States Treasury Note with similar time-to-maturity to that of the warrants.

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	December 31, 2014

Liabilities:
Derivative Instruments - Warrants	$-	$2,100,915	$-	$2,100,915

Total	$-	$2,100,915	$-	$2,100,915

For the year ended December 31, 2014, the Company recorded a non-cash gain of $7,223,085 related to the “change in fair value of derivative” expense related to its 6% and 7% convertible notes.

NOTE 12 – RELATED PARTY TRANSACTIONS

Since January 1, 2013, the Company engaged in the following reportable transactions with our directors, executive officers, holders of more than 5% of our voting securities, and affiliates or immediately family members of our directors, executive officers and holders of more than 5% of our voting securities.

Transactions with an Employee

On March 14, 2013, the Company entered into a Notes Payable with an employee $25,000. The Note Payable provides for interest 6% per year with a term of ninety days. On June 26, 2013, the Company signed an Amended Note Payable, extending the term through September 30, 2013. On September 6, 2013, the Company issued 1,224,918 shares of its common stock at a per share price of $0.021 as payment in full of the $25,000 principal and $723 of accrued and unpaid interest.

On March 20, 2013, this employee purchased 2,000,000 shares of the Company’s common stock at a price of $0.035 per share. The aggregate proceeds were $70,000. The shares were purchased as part of the Company’s Subscription Agreement dated December 2011.

Loans and Advances from Sterling C. Scott

Sterling Scott advanced various amounts to us. As of December 31, 2011, the amount due the former CEO was $183,103, and additional advances of $98,897 were made to us through April 5, 2012. On April 5, 2012, Mr. Scott converted $282,000 of these advances into a 6% senior convertible note. Mr. Scott made further advances during the year ended December 31, 2012 which were converted into the 6% senior convertible note. As of December 31, 2013, total amount owed to Mr. Scott was $453,932, which consisted of $413,680 in principal and $40,252 in accrued interest. As of September 10, 2014, the outstanding principal balance on Mr. Scott’s 6% convertible note was $413,680 and accrued interest were sold to two parties not related to us.

Investment in Vape Holdings, Inc.

See Note 9 for additional details.

Agreement with Jeff Giarraputo

On February 26, 2014, the Company engaged Jeff Giarraputo, a member of the Board of Directors, as an advisor to the Company for six months effective as of February 15, 2014. Mr. Giarraputo agreed to provide marketing, business development, and general management to us related to the cannabis industry. As compensation for these services, and subject to approval by our Board of Directors, the Company expected to grant Mr. Giarraputo a stock option to purchase 2,000,000 shares of our common stock at $0.31 per share, which represents the 30-day trailing average of the our common stock. All shares subject to the option will vest over a six month period beginning on the date of engagement and are subject to the terms and conditions of our 2011 Stock Incentive Plan including vesting requirements. On August 19, 2014, the Parties cancelled this Agreement and this stock option was not issued.

NOTE 13 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable as of December 31, 2014 consists of the following:

	Principal	Accrued Interest	Debt Discount	Balance As of December 31, 2014
6% Senior secured convertible notes (2012)	$413,680	$71,669	$(20,486)	$464,863
6% Secured convertible note (2014)	350,000	9,641	(261,308)	98,333
7% Convertible note ($850,000)	250,000	43,973	(93,753)	200,220
7% Convertible note ($1,000,000)	250,000	74,468	(102,279)	222,189
	$1,263,680	$199,751	$(477,826)	$985,605

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

6% Senior Secured Convertible Notes Payable (2012)

On September 28, 2012, the Company entered into an Amendment and Exchange Agreement (“Exchange Agreement”) with W-Net, Europa International, Inc., Sterling Scott, Robert Shapiro, Lauri Bilawa, Carla Badaracco and Forglen, LLC. The Exchange Agreement provided for the issuance of new 6% Senior Secured Convertible Notes that replaced the 6% Senior Secured Convertible Notes that were previously issued during 2012. The 6% Notes accrued interest at the rate of 6% per annum and had a maturity date of April 15, 2015. No cash payments were required; however, accrued interest is due at maturity. In the event of a default the Investors may declare the entire principal and accrued interest to be due and payable. Default interest will accrue at the rate of 12% per annum. The 6% Notes were secured by substantially all of the assets of the Company and are convertible into common stock at the rate of $0.007 per share. The Company determined that the conversion feature was a beneficial conversion feature and determined its value to be $102,096 as of December 31, 2013, which the Company recorded as a debt discount to the 6% Notes. As of December 31, 2013 the Company owed principal of $468,680 and accrued interest of $46,196 on these 6% Notes.

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

As of September 10, 2014, the outstanding principal balance on Mr. Scott’s 6% convertible note of $413,680 and accrued interest were sold to two parties not related to us. On April 27, 2015, the Company entered into Amendment One of the Amended and Restated 6% Senior Secured Convertible Note, which increased the interest rate to 12% effective April 8, 2014 and extended the maturity to September 15, 2015.

On July 9, 2015, the two investors each entered into Amendment Two of the Amended and Restated 6% Senior Secured Convertible Note which provide for an increase in the interest rate from 6% to 10% and the default interest rate from 12% to 20% on the 6% Senior Secured Convertible Notes for so long as the Company remains in technical default on said notes due to its delisting from its Primary Trading Market April 2014.  The Company further agreed that said 20% default interest will be applied to the date of default on April 10, 2014 and continuing through the present.

During the year ended December 31, 2014, the Company recorded interest expense of $32,498 and $81,610 of non-cash interest expense related to the amortization of the debt discount associated with these 6% convertible notes, respectively. As of December 31, 2014, the outstanding principal on these 6% convertible notes was $413,680, accrued interest was $71,669, and unamortized debt discount was $20,486, which results in a net amount of $464,683. The Company accrued interest on these notes at the default rate of 12% from April 10, 2014 to July 10, 2014.

6% Secured Convertible Note and Secured Credit Facility (2014)

The Company entered into a Secured Convertible Note and Secured Credit Facility dated June 25, 2014 with Logic Works whereby Logic Works agreed to provide up to $500,000 in funding. Each funding requires approval in advance by Logic Works, provides for interest at 6% with a default interest of 24% per annum and requires repayment by June 26, 2016. The Note is convertible into common stock of the Company at the lesser of $0.0070 or (B) twenty percent (20%) of the average of the three (3) lowest daily VWAPs occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable conversion date on which Logic Works elects to convert all or part of this 6% Convertible Note, subject to adjustment as provided in the Note. The 6% Convertible Note is collateralized by the assets of the Company. The Company also has agreed to file a registration statement on Form S-1 within 10 days of the filing of the Company’s Form 10-Q for the three months ended June 30, 2014 and have the registration statement declared effective within ninety days of the filing of the Company’s Form 10-Q for the three months ended June 30, 2014. Due to the Company’s grey sheet trading status and other issues, the Company has not filed the registration statement.

On July 10, 2014, the Company closed a Waiver and Modification Agreement, Amended and Restated Joint Venture Agreement, Secured Credit Facility and Secured Convertible Note with CANX, and Logic Works LLC, a lender and shareholder of the Company.

During the year ended December 31, 2014, the Company recorded interest expense of $9,641 and $88,692 of non-cash interest expense related to the amortization of the debt discount associated with these 6% convertible notes, respectively. As of December 31, 2014, the Company has borrowed $350,000 under the Secured Convertible Note and Secured Credit Facility, accrued interest was $9,641 and the unamortized debt discount was $261,308, which results in a net amount of $98,333.

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

Due to the “reset” clause in these 7% Notes relating to the conversion price, the Company determined that the conversion feature is considered a beneficial conversion feature and created a derivative. On the date of issuance of the $850,000 of 7% convertible notes, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions; (i) dividend yield of 0%; (ii) expected volatility of 25.09%; (iii) risk free rate of 0.23%, (iv) expected term of 1 year, (v) market value share price of $0.063, and (vi) per share conversion price of $0.025. Based upon this model, the Company determined an initial derivative liability value of $1,292,000, which it recorded as a derivative liability as of the date of issuance while also recording a $442,000 non-cash interest expense and an $850,000 debt discount on its balance sheet in relation to the bifurcation of the embedded conversion options  of these notes.

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

On July 31, 2014, Logic Works, a Holder of the Company’s 7% Convertible Notes Payable, converted $250,000 of principal into 35,714,286 shares of the Company’s common stock at a per share conversion price of $0.007. Upon the conversion of the $250,000, the Company recorded $181,820 of non-cash interest expense to fully amortize the remaining portion of the debt discount related to the $250,000 of principal. The principal balance due to Logic Works as of December 31, 2014 is $250,000 is due September 30, 2015.  The current annual rate of interest is 24% per annum. The conversion price is $0.007 per share.

During the year ended December 31, 2014, the Company recorded interest expense of $136,980 and $1,502,260 of non-cash interest expense related to the amortization of the debt discount associated with these 7% convertible notes, respectively. As of March 31, 2015, the outstanding principal on these 7% convertible notes was $500,000, accrued interest was $118,441, and unamortized debt discount was $196,032, which results in a net amount of $422,409.

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

The Company has compensated consultants and service providers with restricted common stock during the development of our business and when our capital resources were not adequate to provide payment in cash.

During the year ended December 31, 2014, the Company had had the following sales of unregistered sales of equity securities:

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

On July 1, 2014, Horwitz and Armstrong LLP converted debt of $100,000 debt into 500,000 shares of the Company’s common stock at a per share conversion price of $0.11 and a cash payment of $35,000.

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

On December 10, 2014, the Company issued 200,000 shares of its common stock to Velomedia, Inc. pursuant to a debt conversion. The shares were valued at the fair market price of $0.05 per share.

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

A summary of the warrants issued as of December 31, 2014 were as follows:

	December 31, 2014
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	165,000,000	$0.040
Issued	400,000,000	0.033
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at end of period	565,000,000	$0.035
Exerciseable at end of period	565,000,000

A summary of the status of the warrants outstanding as of December 31, 2014 is presented below:

	December 31, 2014
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life	Price	Exerciseable	Price
540,000,000	4.31	$0.033	540,000,000	$0.033
25,000,000	3.94	0.080	25,000,000	0.080

565,000,000	4.27	$0.035	565,000,000	$0.035

Warrants totaling 565,000,000 shares of common stock have an intrinsic value of $0 as of December 31, 2014.

NOTE 15 – STOCK OPTIONS

Description of Stock Option Plan

In fiscal year 2011, the Company authorized a Stock Incentive Plan whereby a maximum of 18,870,184 shares of the Company’s common stock could be granted in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, and Other Stock-Based Awards. On April 18, 2013, the Company’s Board of Directors voted to increase to 35,000,000 the maximum allowable shares of the Company’s common stock allocated to the 2011 Stock Incentive Plan. The Company has outstanding unexercised stock option grants totaling 40,720,000 shares as of December 31, 2014. All grants are non-qualified as the plan was not approved by the shareholders within one year of its adoption.

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

Stock Option Activity

During the year ended December 31, 2013, the Company had the following stock option activity:

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

During the year ended December 31, 2014, the Company had the following stock option activity:

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

On June 3, 2014, the Company’s Board of Directors granted four employees, a stock option via the Company’s 2011 Stock Incentive Plan to purchase a total 9,000,000 shares of the Company’s common stock at an exercise price of $0.150 per share, which represents the fair value of the Company’s common stock on the date of grant. Per the terms of the stock option agreement, the shares were to vest in twenty-four (24) equal monthly installments starting August 1, 2013 to October 1, 2013.  The term was five years, and the options could be exercised on a cashless basis. The Company valued the options at $608,724 using the Black-Scholes option pricing model using the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 200.0%; (iii) risk free rate of 0.78%, (iv) expected term of 3 years, and a per share market price of $0.15, which was the closing price of the Company’s shares on June 3, 2014. Beginning in June 2014 and ending October 2015, the Company will expense the $608,724 over the 24-month vesting term of the option. The four employees cancelled the stock option grants as of September 30, 2014.

On July 3, 2014, Sterling C. Scott exercised his option on a cashless basis and was issued 795,455 shares of our restricted common stock valued at $67,614 or $.085 per share.

On July 15, 2014, the Company entered into a Severance Agreement with Mr. Genesi whereby Mr. Genesi resigned as Chief Financial Officer and the Parties cancelled the Executive Employment Agreement dated November 3, 2013, including the stock option grant for 10,000,000 shares.

On July 31, 2014, the Company’s Board of Directors granted Mr. Scott an option to purchase 16,000,000 shares of the Company’s common stock under the Company’s 2011 Stock Incentive Plan at an exercise price of $0.07 per share, the fair market price on July 31, 2014. The shares vest as follows:

i	Two million shares will vest immediately upon securing a market maker with an approved 15c2-11 resulting in the Company’s relisting on OTCBB (not earned as of December 31, 2014);

ii	Two million shares will vest immediately upon the successful approval and effectiveness of the Company’s S-1 (not earned as of December 31, 2014);

iii	Two million shares will vest immediately upon the Company’s resolution of the class action lawsuits (not earned as of December 31, 2014); and,

iv	Ten million shares will vest on a monthly basis over a period of three years beginning on the July 1, 2014.

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

On October 10, 2014, the Company’s Board of Directors granted three employees, a stock option grant via the Company’s 2011 Stock Incentive Plan to purchase a total 17,500,000 shares of the Company’s common stock at an exercise price of $0.05 per share, which represents the fair value of the Company’s common stock on the date of grant. Per the terms of the stock option agreement, the shares (i) stock option grants for 4,400,000 shares vested immediately; and (ii) stock option grants for 14,100,000 shares vest quarterly over thirty six months starting October 10, 2014 to October 9, 2017.  The term was five years, and the options could be exercised on a cashless basis. The Company valued the options at $263,908 using the Black-Scholes option pricing model using the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 161.5%; (iii) risk free rate of 0.78%, (iv) expected term of 3 years, and a per share market price of $0.04, which was below the $0.05 per share closing price of the Company’s shares on October 10, 2014. The Company expensed $69,996 during the year ended December 31, 2014. Beginning in January 2015 and ending October 2017, the Company will expense the $194,922 over the 33-month remaining vesting term of the option.

On December 10, 2014, the Company’s Board of Directors granted 23 employees, a stock option grant via the Company’s 2011 Stock Incentive Plan to purchase a total 7,220,000 shares of the Company’s common stock at an exercise price of $0.05 per share, which represents the fair value of the Company’s common stock on the date of grant. Per the terms of the stock option agreement, the shares vest (i) stock option grants for 1,000,000 shares vested immediately; and (ii) stock option grants for 6,220,000 shares vest over thirty six months starting December 10, 2014 to December, 2017.  The term was five years, and the options could be exercised on a cashless basis. The Company valued the options at $102,286 using the Black-Scholes option pricing model using the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 149.8%; (iii) risk free rate of 0.78%, (iv) expected term of 3 years, and a per share market price of $0.04, which was below the $0.05 per share closing price of the Company’s shares on December 10, 2014. The Company expensed $7,098 during the year ended December 31, 2014. Beginning in January 2015 and ending December 2017, the Company will expense the $95,187 over the 35-month remaining vesting term of the option.

On October 17, 2014, the Company entered into a Settlement Agreement and Release with Mr. Robert Hunt, whereby the Parties cancelled the Executive Services Agreement dated June 7, 2013 and his stock option grant for 12,000,000 shares.

As of December 31, 2014, there are 40,720,000 options to purchase common stock at an average exercise price of $0.058 per share outstanding under the 2011 Stock Incentive Plan. The Company recorded $724,267 and $146,633 of compensation expense, net of related tax effects, relative to stock options for the years ended December 31, 2014 and 2013 in accordance with ASC 505. Net loss per share (basic and diluted) associated with this expense was approximately ($0.00). At December 31, 2014, there is approximately $541,011 of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately 4.71 years.

Stock option activity for the years ended December 31, 2014 and 2013 was as follows:

	Weighted Average
	Options	Exercise Price	$
Outstanding as of December 31, 2012	12,851,187	$0.098		$1,259,781
Granted	34,000,000	0.070		2,386,000
Exercised	-	-		-
Forfeitures	(6,000,000)	(0.030)		(180,108)
Outstanding as of December 31, 2013	40,851,187	0.085		3,465,673
Granted	49,720,000	0.075		3,706,000
Exercised	(5,126,187)	(0.13)		(682,923)
Forfeitures	(44,725,000)	(0.092)		(4,132,751)
Outstanding as of December 31, 2014	40,720,000	$0.058		$2,356,000

The following table summarizes information about stock options outstanding and exercisable at December 31, 2014:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining Life	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Exerciseable	Exerciseable	Exerciseable
$0.05	24,720,000	4.80	$0.050	5,758,333	$0.050
0.07	16,000,000	4.58	0.070	1,944,444	0.070
	40,720,000	4.71	$0.058	7,702,777	$0.056

Stock option grants totaling 40,720,000 shares of common stock have an intrinsic value of $0 as of December 31, 2014.

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

Class Actions Alleging Violations of Federal Securities Laws

Beginning on April 18, 2014, three class action lawsuits alleging violations of federal securities laws were filed against the Company in United States District Court, Central District of California (the “Court”). At a hearing held on July 21, 2014, the three class action lawsuits were consolidated into one case with Lawrence Rosen as the lead plaintiff (the “Consolidated Class Action,” styled Romero et al. vs. GrowLife et al.). On May 15, 2014 and August 4, 2014, respectively two shareholder derivative lawsuits were filed against the Company with the Court (the “Derivative Actions”). On October 20, 2014, AmTrust North America, the Company’s insurer, filed a lawsuit contesting insurance coverage on the above legal proceedings. The Company made a general appearance in this action. On January 20, 2015, the Court ordered all of the above actions stayed pending completion of mediation of the dispute.

The parties then worked diligently to finalize settlement documentation on the above actions.  On April 27, 2015, the Court preliminarily approved the proposed settlement of the Consolidated Class Action.

On June 1, 2015, the Court preliminarily approved the proposed settlement of the Derivative Actions pursuant to a proposed stipulated settlement agreement.

On August 3, 2015, the Court entered a Final Order and Judgment resolving the Consolidated Class Action litigation in its entirety.  The Consolidated Class Action was thereby dismissed in its entirety with prejudice and without costs.

On August 10, 2015, pursuant to a settlement by and between the Company and AmTrust North America, AmTrust’s lawsuit contesting insurance coverage of the Consolidated Class Action and Derivative Actions was dismissed in its entirety with prejudice pursuant to a Stipulation for Dismissal of Entire Action with Prejudice executed by and between AmTrust and the Company.

On August 17, 2015, the Court entered a Final Order and Judgment resolving the Derivative Actions in their entirety.  The Derivative Actions were thereby dismissed in their entirety with prejudice.

As a result of the foregoing, all litigation discussed herein is resolved in full at this time.

The Company is obligated to issue $2 million in common stock or approximately 115.1 million shares related to the settlement of the Consolidated Class Action and Derivative Action lawsuits alleging violations of federal securities laws that were filed against the Company in United States District Court, Central District of California.

Section 16(b) Claims

The Company received four demand letters from potential plaintiffs regarding alleged Section 16(b) short-swing violations by Sterling Scott in July 2014. The Company believes the claims are without merit and has responded to the Section 16(b) claims accordingly. Two of the four claims have acknowledged our position and have been withdrawn.  There has been no response to the Company’s position from the remaining two potential plaintiffs.

Sales and Payroll Tax Liabilities

As of September 30, 2015, the Company owes approximately $87,000 in sales tax and $20,000 in payroll taxes primarily from early 2014. The Company is currently negotiating or operating under payment plans on these liabilities.

Other Legal Proceedings

The Company is in default on our Portland, Maine and Boulder, Colorado store leases for non-payment of lease payments and the Company is negotiating with the landlords. The Company is currently subject to legal actions with various vendors.

It is possible that additional lawsuits may be filed and served on the Company.

Operating Leases

Current Operating Leases

Upon the Company’s acquisition of Rocky Mountain Hydroponics, LLC and Evergreen Garden Center, LLC, the Company assumed the lease for the RMH/EGC retail hydroponics store located in Portland, Maine. The lease commencement date was May 1, 2013 with an expiration date of April 30, 2016. The monthly rent for year one of the lease was $4,917, with monthly rent of $5,065 in year two, and monthly rent of $5,217 in year three of the lease. The Company has an option to extend the lease for two three year terms as long it is not in default under the lease.

On October 21, 2013, the Company entered into a lease agreement for retail space for its hydroponics store in Avon (Vail), Colorado. The lease expires on September 30, 2018. Monthly rent for year one of the lease is $2,606 and increases 3.5% per year thereafter through the end of the lease. The Company does not have an option to extend the lease.

On January 23, 2014, the Company entered into a lease agreement for retail space for its hydroponics store in Boulder, Colorado. The lease commenced on February 1, 2014 and expires on May 31, 2017. Monthly rent for year one of the lease was $4,051, with monthly rent of $4,173 in year two, $4,298 in year three, and $4,427 for month 37 through 39. The Company has an option to extend the lease for one three year terms as long it is not in default under the lease.

On June 18, 2014, the Company rented space at 500 Union Street, Suite 810, Seattle, Washington for its corporate office. The Company rents the space on a month to month basis for $1,700 per month.

Terminated Operating Leases

In May 2011, the Company entered into a lease for its Phototron business unit to rent a warehouse facility in Gardena, California. The terms of the lease provide for monthly rental expense of $4,065 with annual rent increases through the expiration of the lease on May 31, 2014. During the last twelve months of the lease the monthly rent was $4,313. The Company terminated this lease as of May 31, 2014.

Upon the Company’s acquisition of Rocky Mountain Hydroponics, LLC and Evergreen Garden Center, the Company assumed the lease for the RMH/EGC retail hydroponics store located in Plaistow, New Hampshire. The lease commencement date was May 1, 2013 with an expiration date of January 31, 2016. The monthly rent throughout the term of the lease is $2,105. The Company vacated this store and expect to terminate this lease during 2015.

On June 5, 2013, the Company entered into a lease to rent office space in Woodland Hills, California for the Company’s corporate headquarters. The landlord was 20259 Ventura Blvd LP, which was a previous affiliate of a stockholder of our company. The term was for ninety days and can be renewed, or terminated, by either party with thirty days written notice. The monthly rent was $6,758. The Company terminated this lease as of June 30, 2014.

On May 30, 2013, the Company entered into a lease to rent retail space in Woodland Hills, California for its Urban Garden Supply (Soja, Inc.) hydroponics store. The term was for ninety days and can be renewed, or terminated, by either party with ninety days written notice. The monthly rent was $3,257. The Company terminated this lease as of June 1, 2015.

On August 26, 2013, the Company entered into a lease agreement for warehouse and retail space for its Greners (Business Bloom, Inc.) business unit in Santa Rosa, California. The lease commencement date was September 1, 2013 with an expiration date of August 31, 2015. The monthly rent is $3,000. The Company terminated this lease as of November 25, 2014.

On September 23, 2013, the Company entered into an Assignment and Assumption and Amendment of Lease Agreement for the Company’s retail hydroponics store in Peabody, Massachusetts.  The original lease between the landlord and Evergreen Garden Center, LLC was assigned from Evergreen Garden Center, LLC to GrowLife Hydroponics, Inc. In addition, the term of the lease was extended from the original expiration date of October 31, 2013 to October 31, 2014. The monthly rent remained at $4,500 through October 31, 2014. The Company’s lease expired on October 31, 2014.

The aggregate future minimum lease payments under operating leases, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended December 31,	Total
2015	$175,080
2016	101,432
2017	50,438
2018	-
2019	-
Beyond	-
Total	$326,950

Employment and Consulting Agreements

Employment Agreement with Marco Hegyi

On December 4, 2013, the Company entered into an Employment Agreement with Marco Hegyi pursuant to which the Company engaged Mr. Hegyi as its President from December 4, 2013 through December 4, 2016 to provide consulting and management services. Per the terms of the Hegyi Agreement, Mr. Hegyi established an office in Seattle, Washington while also maintaining operations in the Southern California area. Mr. Hegyi’s annual compensation is $150,000 for the first year of the Hegyi Agreement; $250,000 for the second year; and $250,000 for the third year. Mr. Hegyi is also entitled to receive an annual bonus equal to four percent (4%) of the Company’s EBITDA for that year. The annual bonus shall be paid no later than 31 days (i.e., by January 31st) following the end of each calendar year. Mr. Hegyi’s first annual bonus will be calculated based on the Company’s EBITDA for calendar year 2014, with such bonus payable on or before January 31, 2015. If Mr. Hegyi’s employment is terminated for any reason prior to the expiration of the Term, as applicable, his annual bonus will be prorated for that year based on the number of days worked in that year. At the commencement of Mr. Hegyi’s employment, an entity affiliated with Mr. Hegyi received a Warrant to purchase up to 25,000,000 shares of common stock of the Company at an exercise price of $0.08 per share. The Hegyi Warrant is exercisable for five years. On June 20, 2014, the Company and Mr. Hegyi reduced the warrant life from ten to five years.

Mr. Hegyi was entitled to participate in all group employment benefits that are offered by the Company to the Company’s senior executives and management employees from time to time, subject to the terms and conditions of such benefit plans, including any eligibility requirements. In addition, the Company agreed to purchase and maintain during the Term a “key manager” insurance policy on Mr. Hegyi’s life in the amount of $4,000,000, paid as $2,000,000 payable to Mr. Hegyi’s named heirs or estate as the beneficiary, and $2,000,000 payable to the Company. The Company and Mr. Hegyi waived this $2,000,000 key manager insurance. If, prior to the expiration of the Term, the Company terminates Mr. Hegyi’s employment for “Cause”, or if Mr. Hegyi voluntarily terminates his employment without “Good Reason”, or if Mr. Hegyi’s employment is terminated by reason of his death, then all of the Company’s obligations hereunder shall cease immediately, and Mr. Hegyi will not be entitled to any further compensation beyond any pro-rated base salary due and bonus amounts earned through the effective date of termination. Mr. Hegyi will also be reimbursed for any expenses incurred prior to the date of termination for which he was not previously reimbursed.

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

i	Two million shares will vest immediately upon securing a market maker with an approved 15c2-11 resulting in the Company’s relisting on OTCBB (not earned as of December 31, 2014);

ii	Two million shares will vest immediately upon the successful approval and effectiveness of the Company’s S-1 (not earned as of December 31, 2014);

iii	Two million shares will vest immediately upon the Company’s resolution of the class action lawsuits (earned as of August 17, 2015); and,

iv	Ten million shares will vest on a monthly basis over a period of three years beginning on the July 1, 2014.

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

i	Two million shares vested immediately;

iv	Six million shares will vest on a monthly basis over a period of three years beginning on the date of grant.

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

Mr. Barnes was entitled to participate in all group employment benefits that are offered by the Company to the Company’s senior executives and management employees from time to time, subject to the terms and conditions of such benefit plans, including any eligibility requirements. Finally, Mr. Barnes is entitled to fifteen days of vacation annually and also has certain insurance and travel employment benefits.

Mr. Barnes may receive severance benefits and the Company’s obligation under a termination by the Company without Cause or Mr. Barnes terminates his employment for Good Reason are discussed above.

Executive Employment Agreement with Sterling C. Scott

On November 3, 2013, the Company entered into an Executive Employment Agreement with Sterling C. Scott pursuant to which the Company engaged Mr. Scott as Chief Executive Officer from November 3, 2013 to November 2, 2016 to provide consulting and management services. Per the terms of the Scott Agreement, Mr. Scott received an annual salary of $120,000 and he was eligible for any benefits made generally available by the Company. Mr. Scott was eligible to receive any bonuses made generally available by the Company, and he was reimbursed for any reasonable expenses incurred while performing his duties as the Company’s Chief Executive Officer. The Scott Agreement also granted Mr. Scott non-qualified options to purchase 12,000,000 shares of the Company’s common stock at an exercise price equal to the fair market value of one share of the Company’s common stock on the date of grant. The options included a cashless exercise feature and vest in twenty-four (24) equal monthly installments on the last day of each month commencing on October 31, 2013. In the event that the Company’s Board of Directors accepted any offers that would when executed result in a change of control transaction involving more than 50% of the issued shares of Company, then vesting of non-qualified options to Mr. Scott shall be accelerated, at the election in writing by the Mr. Scott, to the date on which the Company’s Board of Directors determined to accept such offer.

On May 19, 2014, the Board of Directors ratified the resignation of Sterling Scott effective immediately as Chief Executive Officer, Chairman of the Board of Directors and a member of the Board of the Company.  This resignation cancelled Mr. Scott’s Executive Employment Agreement.

On July 3, 2014, Sterling Scott exercised his option on a cashless basis and was issued 795,455 shares of our restricted common stock valued at $67,614 or $.085 per share.

Agreements with Robert Hunt

On June 7, 2013, the Company entered into an Executive Services Agreement with Robert Hunt, pursuant to which the Company engaged Mr. Hunt, from June 8, 2013 through June 7, 2015 to provide consulting and management services as the President of GrowLife Hydroponics, Inc. Upon Mr. Hunt’s employment by the Company, the Company paid Mr. Hunt an annual salary of $75,000 (the “Base Salary”). Such Base Salary shall increase to the annual rate of $100,000 on the first day of the month following the month in which GrowLife’s gross monthly sales reach $840,000. Mr. Hunt was entitled to receive an annual cash bonus (“Bonus”) as follows for its fiscal year 2013: 100% of the Base Salary in effect as of December 31 of the Company’s applicable fiscal year, if GrowLife achieves 150% of sales projections for such fiscal year; 75% of the Base Salary in effect as of December 31 of the Company’s applicable fiscal year, if GrowLife achieves at least 125% but less than 150% of sales projections for such fiscal year; and 50% of the Base Salary in effect as of December 31 of the Company’s applicable fiscal year, if GrowLife achieves at least 100% of sales projections for such fiscal year. The Bonus, if any, was be paid to Mr. Hunt upon the earlier of (1) the completion of the preparation of the Company’s audited financial statements for such fiscal year and (2) April 1 of the Company’s next fiscal year. Mr. Hunt was entitled to receive an annual cash bonus (“Bonus”) as follows for its fiscal year 2014: 100% of the Base Salary in effect as of December 31 of the Company’s applicable fiscal year, if GrowLife achieves 150% of sales projections for such fiscal year; 75% of the Base Salary in effect as of December 31 of the Company’s applicable fiscal year, if GrowLife achieves at least 125% but less than 150% of sales projections for such fiscal year; and 50% of the Base Salary in effect as of December 31 of the Company’s applicable fiscal year, if GrowLife achieves at least 100% of sales projections for such fiscal year. The Bonus, if any, was be paid to Mr. Hunt upon the earlier of (1) the completion of the preparation of the Company’s audited financial statements for such fiscal year and (2) April 1 of the Company’s next fiscal year. Mr. Hunt received, upon approval by the Company’s Board of Directors, non-qualified options to purchase 12,000,000 shares of the Company’s common stock, at a per share exercise price equal to the fair market value of one share of the Company’s common stock on the June 7, 2013 grant date and vested in 24 equal monthly installments on the last day of each month commencing from and after June 7, 2013. The options included a cashless exercise feature.

Mr. Hunt also entered into a NonCompetition, NonSolicitation and NonDisclosure Agreement dated June 7, 2013 whereby Mr. Hunt agreed to not compete with the Company for five years from June 7, 2013 or two years after any termination of employment of Mr. Hunt.

On May 30, 2014, the Company announced the resignation of Robert Hunt effective May 23, 2014 as Executive Vice President of Growlife, Inc., President of Growlife Hydroponics. On June 3, 2014, the Board of Directors accepted the resignation of Robert Hunt effective June 2, 2014 as a Director of the Company. On October 17, 2014, the Company entered into a Settlement Agreement and Release with Mr. Robert Hunt, whereby the Parties cancelled the Executive Services Agreement ("ESA") dated June 7, 2013 and his stock option grant for 12,000,000 shares. The Company agreed to issue 6,000,000 shares of restricted common stock under certain conditions that have not been met, pay cash severance totaling $50,000 monthly over five month starting October 25, 2014 and reimburse Mr. Hunt for health insurance benefits and other expenses monthly over five months starting October 25, 2014. The Parties entered into a release agreement.

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

On July 15, 2014, the Company entered into a Severance Agreement with Mr. Genesi whereby Mr. Genesi resigned as Chief Financial Officer and the Parties cancelled the Executive Employment Agreement dated November 3, 2013, including the stock option grant for 10,000,000 shares. The Company agreed to issue 6,000,000 shares of restricted common stock, pay cash severance of six months of compensation payable monthly and provide health insurance benefits for six months from the Termination Date.

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

i	One million four hundred thousand shares vested immediately;

iv	Three million six hundred thousand shares will vest on a monthly basis over a period of three years beginning on the date of grant.

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

Per the terms of the Edwards Agreement, Mr. Edwards’s compensation is $72,000 on an annual basis. Mr. Edwards received a bonus of $6,500 and is also entitled to receive a quarterly bonus based on growth of the Company’s growth margin dollars. Mr. Edwards was granted an option to purchase four million five hundred thousand shares of the Company’s common stock under the Company’s 2011 Stock Incentive Plan at an exercise price on the date of grant. The shares vested quarterly over thirty six months.

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

Mr. Edwards resigned July 11, 2015.

Offer Letter with Tina Qunell

On November 20, 2014, the Company entered into an Offer Letter with Tina Qunell which was effective November 24, 2014 pursuant to which the Company engaged Ms. Qunell as Vice President of Marketing on an at will basis.

Per the terms of the Qunell Agreement, Ms. Qunell’s compensation is $72,000 on an annual basis. Ms. Qunell was granted an option to purchase seven million shares of the Company’s common stock under the Company’s 2011 Stock Incentive Plan at an exercise price on the date of grant. One million of the shares vested immediately and six million vest quarterly over thirty six months.

All options will have a five-year life and allow for a cashless exercise. The stock option grant is subject to the terms and conditions of the Company’s Stock Incentive Plan, including vesting requirements.  In the event that Ms. Qunell’s continuous status as employee to the Company is terminated by the Company without Cause or Mr. Qunell terminates her employment with the Company for Good Reason as defined in the Qunell Agreement, in either case upon or within twelve months after a Change in Control as defined in the Company’s Stock Incentive, then 100% of the total number of shares shall immediately become vested.

Ms. Qunell will be entitled to participate in all group employment benefits that are offered by the Company to the Company’s senior executives and management employees from time to time, subject to the terms and conditions of such benefit plans, including any eligibility requirements. Finally, Ms. Qunell is entitled to fifteen days of vacation annually and also has certain insurance and travel employment benefits.

Ms. Qunell may receive severance benefits and the Company’s obligation under a termination by the Company without Cause or Ms. Qunell terminates her employment for Good Reason are discussed above.

Ms. Qunell resigned July 2, 2015.

Investment Banking Letter with D. Weckstein and Co. Inc.

On August 27, 2014, the Company issued 5,000,000 shares of its common stock to D. Weckstein and Co., Inc. pursuant to an Investment Banking Letter. The shares were valued at the fair market price of $0.08 per share.

NOTE 17 – INCOME TAXES

The Company has incurred losses since inception, which have generated net operating loss carryforwards.  The net operating loss carryforwards arise from United States sources.

Pretax losses arising from United States operations were approximately $86,626,099 and $21,380,138 for the years ended December 31, 2014 and 2013, respectively.

The Company has net operating loss carryforwards of approximately $11,964,000, which expire in 2022-2033. Because it is not more likely than not that sufficient tax earnings will be generated to utilize the net operating loss carryforwards, a corresponding valuation allowance of approximately $4,785,742 was established as of December 31, 2014. Additionally, under the Tax Reform Act of 1986, the amounts of, and benefits from, net operating losses may be limited in certain circumstances, including a change in control.

Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. There can be no assurance that the Company will be able to utilize any net operating loss carryforwards in the future.

For the year ended December 31, 2014, the Company’s effective tax rate differs from the federal statutory rate principally due to net operating losses, warrants issued for services, change in fair value of derivative and debt discount.

The principal components of the Company’s deferred tax assets at December 31, 2014 and 2013 are as follows:

	2014	2013
U.S. operations loss carry forward and state at statutory rate of 40%	$4,785,742	$3,612,736
Less valuation allowance	(4,785,742)	(3,612,736)
Net deferred tax assets	-	-
Change in valuation allowance	$(4,785,742)	$(3,612,736)

A reconciliation of the United States Federal Statutory rate to the Company’s effective tax rate for the years ended December 31, 2014 and 2013 is as follows:

	2014	2013
Federal statutory rate	-34.0%	-34.0%
State income tax rate	-6.0%	-6.0%
Change in valuation allowance	40.0%	40.0%
Effective tax rate	0.0%	0.0%

NOTE 18 – SUBSEQUENT EVENTS

The Company evaluates subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements are available.

Subsequent to December 31, 2014, the following material transactions occurred:

Equity Issuance

On June 16, 2015, the Company issued 7,772,725 shares of its common stock to Horwitz + Armstrong LLP pursuant to a conversion of debt for legal services rendered to the Company in the amount of $171,000. The shares were valued at the fair market price of $0.022 per share.

Class Actions Alleging Violations of Federal Securities Laws

Beginning on April 18, 2014, three class action lawsuits alleging violations of federal securities laws were filed against the Company in United States District Court, Central District of California (the “Court”). At a hearing held on July 21, 2014, the three class action lawsuits were consolidated into one case with Lawrence Rosen as the lead plaintiff (the “Consolidated Class Action,” styled Romero et al. vs. GrowLife et al.). On May 15, 2014 and August 4, 2014, respectively two shareholder derivative lawsuits were filed against the Company with the Court (the “Derivative Actions”). On October 20, 2014, AmTrust North America, the Company’s insurer, filed a lawsuit contesting insurance coverage on the above legal proceedings. The Company made a general appearance in this action. On January 20, 2015, the Court ordered all of the above actions stayed pending completion of mediation of the dispute.

The parties then worked diligently to finalize settlement documentation on the above actions.  On April 27, 2015, the Court preliminarily approved the proposed settlement of the Consolidated Class Action.

On June 1, 2015, the Court preliminarily approved the proposed settlement of the Derivative Actions pursuant to a proposed stipulated settlement agreement.

On August 3, 2015, the Court entered a Final Order and Judgment resolving the Consolidated Class Action litigation in its entirety.  The Consolidated Class Action was thereby dismissed in its entirety with prejudice and without costs.

On August 10, 2015, pursuant to a settlement by and between the Company and AmTrust North America, AmTrust’s lawsuit contesting insurance coverage of the Consolidated Class Action and Derivative Actions was dismissed in its entirety with prejudice pursuant to a Stipulation for Dismissal of Entire Action with Prejudice executed by and between AmTrust and the Company.

On August 17, 2015, the Court entered a Final Order and Judgment resolving the Derivative Actions in their entirety.  The Derivative Actions were thereby dismissed in their entirety with prejudice.

As a result of the foregoing, all litigation discussed herein is resolved in full at this time.

The Company is obligated to issue $2 million in common stock or approximately 115.1 million shares related to the settlement of the Consolidated Class Action and Derivative Action lawsuits alleging violations of federal securities laws that were filed against the Company in United States District Court, Central District of California.

Sales and Payroll Tax Liabilities

As of September 30, 2015, the Company owes approximately $87,000 in sales tax and $20,000 in payroll taxes primarily from early 2014. The Company is currently negotiating or operating under payment plans on these liabilities.

Other Legal Proceedings

The Company is in default on our Portland, Maine and Boulder, Colorado store leases for non-payment of lease payments and the Company is negotiating with the landlords. The Company is currently subject to legal actions with various vendors.

Terminated Operating Leases

Upon the Company’s acquisition of Rocky Mountain Hydroponics, LLC and Evergreen Garden Center, the Company assumed the lease for the RMH/EGC retail hydroponics store located in Plaistow, New Hampshire. The lease commencement date was May 1, 2013 with an expiration date of January 31, 2016. The monthly rent throughout the term of the lease is $2,105. The Company vacated this store and expect to terminate this lease during 2015.

On May 30, 2013, the Company entered into a lease to rent retail space in Woodland Hills, California for its Urban Garden Supply (Soja, Inc.) hydroponics store. The term was for ninety days and can be renewed, or terminated, by either party with ninety days written notice. The monthly rent was $3,257. The Company terminated this lease as of June 1, 2015.

Secured Convertible Debenture Transaction with TCA Global Credit Master Fund LP

On July 9, 2015, the Company closed a Securities Purchase Agreement and related agreements with TCA Global Credit Master Fund LP, an accredited investor, whereby the Company agreed to sell and TCA agreed to purchase up to $3,000,000 of senior secured convertible redeemable debentures, of which $700,000 was purchased on July 9, 2015 and up to $2,300,000 may be purchased in additional closings. The closing of the Transaction occurred on July 9, 2015.

Securities Purchase Agreement

As set forth above, the Company entered into the Securities Purchase Agreement on July 9, 2015 with the Purchaser whereby the Purchaser agreed to purchase up to $3,000,000 of the Debentures of which $700,000 was purchased at Closing.  In connection with the Securities Purchase Agreement, the Company, at the discretion of Purchaser, may request in writing at any time after the Closing that Purchaser purchase additional Debentures at agreed upon time periods and amounts.

The Securities Purchase Agreement also provides that the Company shall, within ninety days of Closing, file any and all periodic reports with the SEC required under the Exchange Act to become current with the Company’s reporting requirements under the Securities Exchange Act of 1934 and shall use its best efforts to obtain approval for the listing and quotation of the Company’s common stock on the OTC Bulletin Board, or another Principal Trading Market more senior and established than the OTC Pink Sheets and approved by Purchaser, and to have such Common Stock trading in such Principal Trading Market.

In consideration for advisory services provided by Purchaser to the Company prior to the Closing, the Company paid to Purchaser a fee by issuing to Purchaser 10,000,000 shares of Common Stock at $0.02 per share equal to $200,000. The Advisory Fee Shares were valued at a price equal to the lowest volume weighted average price for the Common Stock for the five (5) Business Days immediately prior to the Effective Date, as reported by Bloomberg (the “VWAP”). The Advisory Fee Shares are subject to adjustment as provided in the Securities Purchase Agreement.  The Company also paid certain transaction, due diligence and document review and legal fees to the Purchaser in connection with the Transaction.

Senior Secured, Convertible, Redeemable Debenture

The Company entered into an initial Debenture dated July 9, 2015 with the Purchaser whereby the Purchaser purchased $700,000 in senior secured, convertible, redeemable debentures in exchange for $700,000 in immediately available and lawful money of the United States of America.  The Company promised to pay Purchaser, by no later than October 9, 2016 the outstanding principal together with interest on the outstanding principal amount under the Debenture, at the rate of 18% per annum simple interest.  The Company shall make monthly payments of principal and interest on the Debenture to Purchaser, while this Debenture is outstanding, until the Maturity Date, based on the payment, amortization and redemption premium schedule attached as Schedule A to the Debenture.

The indebtedness evidenced by this Debenture is also secured by a first priority lien and security interest in all of the assets and property of the Company and various other instruments as set forth in the Transaction Documents, subject to the terms and conditions of the Intercreditor Agreement described below.

At any time while the Debenture is outstanding on or after the Closing, (i) if mutually agreed upon by the parties or (ii) at the sole option of the Purchaser upon the occurrence of an Event of Default, the Purchaser may convert all or any portion of the outstanding principal, accrued and unpaid interest redemption premium and any other sums due and payable hereunder or under any of the other Transaction Documents into shares of Common Stock of the Company at a price equal to: (i) the Conversion Amount (the numerator); divided by (ii) 90% of the lowest of the average daily volume weighted average price of the Company’s Common Stock during the 5 trading days immediately prior to the Conversion Date (the denominator).

Security Agreement(s)

In connection with the Securities Purchase Agreement and Debenture, the Company entered into a Security Agreement dated July 9, 2015 with the Purchaser whereby the Company agreed to grant to Purchaser an unconditional and continuing, first priority security interest in all of the assets and property of the Company to secure the prompt payment, performance and discharge in full of all of Company’s obligations under the Debentures, the Purchase Agreement and the other Transaction Documents, subject to the terms and conditions of the Intercreditor Agreement set forth below.

In addition, each of the Company’s operating subsidiaries also agreed to grant to Purchaser an unconditional and continuing, first priority security interest in all of the assets and property of each of the subsidiaries to further secure the prompt payment, performance and discharge in full of all of Company’s obligations under the Debentures, the Purchase Agreement and the other Transaction Documents.

Guaranty Agreement(s)

In connection with the Securities Purchase Agreement and Debenture, each of the Company’s operating subsidiaries entered into Guaranty Agreements dated July 9, 2015 with the Purchaser whereby the subsidiaries agreed to guarantee and become surety to Purchaser for the full, prompt and unconditional payment of the Liabilities and payment and performance of the Company’s obligations and the full, prompt and unconditional performance of each term and condition to be performed by Company under the Debentures and the other Transaction Documents.

Pledge Agreement(s)

In connection with the Securities Purchase Agreement and Debenture, the Company entered into Pledge Agreements dated July 9, 2015 with the Purchaser whereby the Company agreed to pledge to Purchaser its shares in each of its operating subsidiaries as further security for the payment and performance of the Company’s obligations and the full, prompt and unconditional performance of each term and condition to be performed by Company under the Debentures and the other Transaction Documents.

Intercreditor Agreement and Related Creditor Documentation

On July 9, 2015, the Company, each of its subsidiaries, Purchaser and Logic Works LLC (an existing senior secured creditor) entered into an Intercreditor Agreement whereby Purchaser and Logic Works agreed that their outstanding senior secured loans to the Company be secured on a pari passu basis with respect to all assets and property of the Company and its subsidiaries. As a result of the Intercreditor Agreement, all sums secured or owing to Purchaser and Logic Works shall be held by them on a pari passu and pro-rata basis between them, in proportion to such party’s outstanding principal amount owing under their respective loan documents.

In addition, the Company, each of its subsidiaries, Purchaser and Jordan Scott and Andrew Gentile, respectively, each entered into Subordination Agreements dated July 9, 2015 whereby Scott and Gentile agreed to subordinate their existing 6% Senior Secured Convertible Notes, dated March 16, 2012, as amended, all of their indebtedness, obligations and security interests to the Purchaser’s security interests as more fully set forth in the Transaction Documents.

On July 9, 2015, Jordan Scott and Andrew Gentile each entered into Amendment Two of the Amended and Restated 6% Senior Secured Convertible Note which provide for an increase in the interest rate from 6% to 10% and the default interest rate from 12% to 20% on the 6% Senior Secured Convertible Notes for so long as the Company remains in technical default on said notes due to its delisting from its Primary Trading Market April 2014.  The Company further agreed that said 20% default interest will be applied to the date of default on April 10, 2014 and continuing through the present.

Committed Equity Facility Transaction with TCA Global Credit Master Fund LP

On August 6, 2015, the Company closed a Securities Purchase Agreement and related agreements with TCA Global Credit Master Fund LP, whereby the Company agreed to sell and TCA agreed to purchase a $100,000 senior secured convertible redeemable debenture and the Company agreed to issue and sell to TCA, from time to time, and TCA agreed to purchase from the Company up to $3,000,000 of the Company’s common stock pursuant to a Committed Equity Facility. The closing of the Transaction occurred on August 6, 2015.

In consideration for advisory services provided by Purchaser to the Company prior to the, the Company paid to Purchaser a fee by issuing to Purchaser 5,000,000 shares of Common Stock at $0.02 per share equal to $100,000.   The Advisory Fee Shares were valued at price equal to the lowest volume weighted average price for the Common Stock for the five (5) Business Days immediately prior to the issuance. The Advisory Fee Shares are subject to adjustment as provided in the Securities Purchase Agreement.  The Company also paid certain transaction, due diligence and document review and legal fees in connection with the Transaction.

The Company entered into a Debenture dated August 6, 2015 with the Purchaser whereby the Purchaser purchased $100,000 in a senior secured, convertible, redeemable debenture from the Company in exchange for $100,000.  The Company promised to pay Purchaser, by no later than August 6, 2016 the outstanding principal together with interest on the outstanding principal amount under the Debenture, at the rate of 18% per annum simple interest. The Debenture is convertible only at the option of Purchaser upon an event of default at a conversion price of 90%)of the lowest of the average daily volume weighted average price of the Company’s Common Stock during the 5 trading days immediately prior to the conversion date.

In addition, the Company entered into a Committed Equity Facility, dated August 6, 2015, with the Purchaser in which the Company agreed to issue and sell to the Purchaser, from time to time, and the Purchaser agreed to purchase from the Company up to $3,000,000 of the Company’s common stock.  At any time during the duration of the agreement and after the Company has an effective registration statement outstanding, the Company can require the Purchaser to purchase shares of its common stock which will be sold by Purchaser with the net proceeds provided to the Company, subject to the terms and conditions set forth in the Committed Equity Facility.

To facilitate the Committed Equity Facility, the Company has granted the Purchaser certain registration rights pursuant to a Registration Rights Agreement dated August 6, 2015 whereby the Company will file a registration statement no later than seventy-five (75) days from the date of the Committed Equity Facility to facilitate the purchase and sale of the common stock under the Committed Equity Facility.

The Company’s obligation to repay the Debenture disclosed herein as well as the Debenture entered into by and between the Company and Purchaser on July 9, 2015, are secured by security agreements, guaranty agreements and pledge agreements previously disclosed on the Company’s Current Report on Form 8-K  filed July 16, 2015 and incorporated herein by reference. The Company has additionally entered into an Authorization Agreement, dated August 6, 2015, with Purchaser whereby scheduled re-payments to the Purchaser will be debited from the Company’s account according to the payment schedule of both the Debenture disclosed herein and the Debenture previously entered into on July 9, 2015.

Dissolution of Certain Non-Operating Subsidiaries

The Company determined that certain wholly-owned subsidiaries were unnecessary for the ongoing operations of the Company’s business and elected to dissolve these entities and/or surrender their foreign status in certain jurisdictions for the purpose of reducing unnecessary compliance costs.

The Company is dissolving SG Technologies Corp., a Nevada corporation, and is surrendering its qualification to do business in California due to the fact that the Company no longer operates any business under this wholly-owned subsidiary.

The Company is dissolving Phototron, Inc. and GrowLife Productions, Inc., all California corporations, due to the fact that the Company no longer operates any business under these wholly-owned subsidiaries.

The Company is dissolving Business Bloom, Inc., a California corporation, and is withdrawing its foreign entity status in Colorado due to the fact that the Company no longer operates any business under this wholly-owned subsidiary.

The Company is surrendering its qualification to do business in California due to the fact that the Company has moved its headquarters to Seattle, Washington and is no longer required to register as a foreign entity in California.

Enactment of Heightened Corporate Governance Measures Pursuant to Derivative Action Settlement

In connection with the settlement of the Derivative Actions related to alleged violations of federal securities laws, the Company agreed to expansive corporate governance measures.

During October 2015, the Company expects to enact heightened corporate governance measure pursuant to the Derivative Action Settlement.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our principal executive officer and principal financial officer concluded that our internal control over financial reporting were not effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with United States generally accepted accounting principles.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has not been audited by PMB Helin Donovan, LLP, an independent registered public accounting firm.

/s/ Marco Hegyi	/s/ Mark E. Scott
Marco Hegyi	Mark E. Scott
President	Chief Financial Officer

Seattle, WA
September 30, 2015

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, GrowLife, Inc. (the "Registrant") has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GROWLIFE, INC.

Date: September 30, 2015	By:	/s/ Marco Hegyi
Marco Hegyi
President and Director (Principal Executive Officer)

	By:	/s/ Mark E. Scott
Mark Scott
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURES	TITLE	DATE

/s/ Marco Hegyi	President and Director	September 30, 2015
Marco Hegyi	(Principal Executive Officer)

/s/ Mark E. Scott	Chief Financial Officer and Secretary	September 30, 2015
Mark E. Scott	(Principal Financial/Accounting Officer)

/s/ Anthony Ciabattoni	Director	September 30, 2015
Anthony Ciabattoni

/s/ Jeff Giarraputo	Director	September 30, 2015
Jeff Giarraputo