Form 10-Q
period 2015-03-31
GROWLIFE, INC.
filed 2015-10-14
CIK 1161582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 14, 2015 there were 902,116,496 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

ITEM 1.	FINANCIAL STATEMENTS

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31 , 2014
ASSETS		(Audited)

CURRENT ASSETS:
Cash and cash equivalents	$93,373	$286,238
Inventory, net	853,031	883,350
Prepaid expenses	43,822	41,791
Deposits	33,584	33,584
Total current assets	1,023,810	1,244,963

EQUIPMENT, NET	20,113	24,042

OTHER ASSETS
Intangible assets, net	327,115	353,752
Goodwill	739,000	739,000

TOTAL ASSETS	$2,110,038	$2,361,757

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade	$1,289,051	$1,129,130
Accrued expenses	314,344	385,024
Derivative liability	3,509,160	2,100,915
Current portion of convertible notes payable	1,021,810	887,272
Total current liabilities	6,134,365	4,502,341

LONG TERM LIABILITIES:
Convertible notes payable	147,857	98,333

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock - $0.0001 par value, 10,000,000 shares authorized, no shares
issued and outstanding	-	-
Common stock - $0.0001 par value, 3,000,000,000 shares authorized, 879,343,771
and 879,343,771 shares issued and outstanding at 3/31/15 and 12/31/14, respectively	87,936	87,936
Additional paid in capital	108,750,567	108,699,950
Accumulated deficit	(113,010,687)	(111,026,803)
Total stockholders' deficit	(4,172,184)	(2,238,917)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,110,038	$2,361,757

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	March 31, 2015	March 31, 2014

NET REVENUE	$1,497,811	$2,382,836
COST OF GOODS SOLD	1,104,194	1,862,958
GROSS PROFIT	393,617	519,878
GENERAL AND ADMINISTRATIVE EXPENSES	734,585	1,189,888
SHARES ISSUED FOR SERVICES RENDERED	-	1,645,000
STOCK OPTIONS EXPENSE	50,617	151,701
OPERATING LOSS	(391,585)	(2,466,711)

OTHER INCOME (EXPENSE):
Change in fair value of derivative	(1,408,245)	(34,507,607)
Interest expense, net	(184,054)	(34,499,631)
Total other (expense)	(1,592,299)	(69,007,238)

(LOSS) BEFORE INCOME TAXES	(1,983,884)	(71,473,949)

Income taxes - current benefit	-	-

NET (LOSS)	$(1,983,884)	$(71,473,949)

Basic and diluted (loss) per share	$(0.00)	$(0.09)

Weighted average shares of common stock outstanding- basic and diluted	879,343,771	775,342,755

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended,
	March 31, 2015	March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,983,884)	$(71,473,949)
Adjustments to reconcile net loss to net cash (used in)
operating activities
Depreciation and amortization	3,929	9,831
Amortization of intangible assets	26,637	26,637
Stock based compensation	50,617	-
Stock options expense	-	151,701
Common stock issued for services	-	1,645,000
Amortization of debt discount	126,582	758,348
Change in fair value of derivative liability	1,408,245	34,507,607
Expense related to warrant	-	33,700,000
Accrued interest on convertible notes payable	57,480	40,983
Changes in operating assets and liabilities:
Accounts receivable	-	(2,022)
Inventory	30,319	(309,838)
Prepaid expenses	(2,031)	(40,532)
Other receivable	-	1,169
Deposits	-	(5,591)
Accounts payable	159,921	(28,117)
Accrued expenses	(70,680)	(93,384)
Deferred revenue	-	(17,613)
CASH (USED IN) OPERATING ACTIVITIES	(192,865)	(1,129,770)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for store improvements	-	(3,925)
NET CASH (USED IN) INVESTING ACTIVITIES:	-	(3,925)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from options exercised	-	44,673
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	44,673

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(192,865)	(1,089,022)

CASH AND CASH EQUIVALENTS, beginning of period	286,238	1,831,276

CASH AND CASH EQUIVALENTS, end of period	$93,373	$742,254

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash investing and financing activities:
6% Senior secured convertible notes and interest converted into common stock	$-	$32,901
7% Convertible notes and interest converted into common stock	$-	$618,192
12% Senior secured convertible notes and interest converted into common stock	$-	$439,688
Common stock issued for cashless exercise of options	$-	$278
Common stock issued for services rendered	$-	$1,645,000

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION

GrowLife, Inc. (“GrowLife” or the “Company”) was incorporated under the laws of the State of Delaware and are headquartered in Seattle, Washington. The Company was founded in 2012 with the Closing of the Agreement and Plan of Merger with SGT Merger Corporation. The Company has common stock of 3,000,000,000 shares at $0.0001 par value and 10,000,000 shares of preferred stock with a par value of $0.0001 authorized by the shareholders.  There is no preferred stock issued and the terms have not been determined as of September 30, 2015.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $86,626,099 and $21,380,138 for the years ended December 31, 2014 and 2013, respectively. Our net cash used in operating activities was $192,865, $2,122,577 and $1,791,074 for the three months ended March 31, 2015 and the years ended December 31, 2014 and 2013, respectively.

The Company anticipates that it will record losses from operations for the foreseeable future. As of March 31, 2015, our accumulated deficit was $113,010,687.  The Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements during this period primarily through the recurring issuance of convertible notes payable and advances from a related party. The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2014 and filed with the SEC on September 30, 2015 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES: ADOPTION OF ACCOUNTING STANDARDS

Basis of Presentation - The accompanying unaudited consolidated financial statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated. The preparation of these unaudited consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”).

The unaudited consolidated financial statements of the Company and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the Consolidated Financial Statements have been included. Such adjustments are of a normal, recurring nature. The Consolidated Financial Statements, and the accompanying notes, are prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and do not contain certain information included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The interim Consolidated Financial Statements should be read in conjunction with that Annual Report on Form 10-K. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

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

Inventories - Inventories are recorded on a first in first out basis. Inventory consists of raw materials, purchased finished goods and components held for resale. Inventory is valued at the lower of cost or market. The reserve for inventory was $50,000 and $40,215 at March 31, 2015 and December 31, 2014, respectively.

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

As of March 31, 2015 and December 31, 2014, the Company had outstanding unsecured 7% convertible notes for $500,000 that the Company determined were a derivative liability due to the “reset” clause associated with the note’s conversion price. The Company valued the derivative liability of these notes at $2,173,351 and $1,278,878, respectively, using the Black-Scholes-Merton option pricing model.

As of March 31, 2015 and December 31, 2014, the Company had outstanding unsecured 6% convertible notes for $350,000 that the Company determined were a derivative liability due to the “reset” clause associated with the note’s conversion price. The Company valued the derivative liability of these notes at $1,335,809 and $822,037, respectively using the Black-Scholes-Merton option pricing model.

Sales Returns - We allow customers to return defective products when they meet certain established criteria as outlined in our sales terms and conditions. It is our practice to regularly review and revise, when deemed necessary, our estimates of sales returns, which are based primarily on actual historical return rates. We record estimated sales returns as reductions to sales, cost of goods sold, and accounts receivable and an increase to inventory. Returned products which are recorded as inventory are valued based upon the amount we expect to realize upon its subsequent disposition. As of March 31, 2015 and 2014, there was no reserve for sales returns, which are minimal based upon our historical experience.

Shipping and Handling Fees and Cost - For the three months ended March 31, 2015 and 2014, shipping and handling fees billed to customers totaled $35,418 and $60,005, respectively, and were included in revenue.

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

Advertising Costs - Advertising costs are expensed as incurred and are recorded in general and administrative expenses. For the three months ended March 31, 2015 and 2014, advertising costs of $0 and $45,573, respectively, were included in general and administrative expenses

Net Income (Loss) Per Share - Under the provisions of ASC 260, “Earnings per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The common stock equivalents have not been included as they are anti-dilutive. As of March 31, 2015, there were stock options outstanding for the purchase of 40,720,000 common shares, warrants for the purchase of 565,000,000 common shares, 217,287,286 shares related to convertible debt and 6,000,000 of shares which we may have to issue under a settlement agreement which could potentially dilute future earnings per share.  As of March 31, 2014, there were stock options outstanding for the purchase of 34,000,000 common shares, warrants for the purchase of 265,000,000 common shares and 116,254,669 shares related to convertible debt which could potentially dilute future earnings per share.

Dividend Policy - The Company has never paid any cash dividends and intends, for the foreseeable future, to retain any future earnings for the development of our business. Our future dividend policy will be determined by the board of directors on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities.

Use of Estimates - In preparing these unaudited interim consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates and assumptions included in our consolidated financial statements relate to the valuation of long-lived assets, estimates of sales returns, inventory reserves and accruals for potential liabilities, and valuation assumptions related to derivative liability, equity instruments and share based compensation.

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

RMH/ EGC
Acquisition Accounting

Allocation	$
Assets	$907,614
Intangible assets	366,000
Goodwill	739,000
Total	2,012,614
Less fair value of liabilities	(387,614)
Purchase price	$1,625,000

The Company is amortizing the $366,000 of intangible assets at the rate of $6,100 per month over 5 years, with the Company recording $18,300 of non-cash amortization expense related to these intangible assets during the three months ended March 31, 2015 and 2014.

The Company consolidated the results from operations from June 7, 2013.

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

OGI was incorporated on January 7, 2014 in the State of Nevada and had no business activities as of December 31, 2014.

NOTE 6 – INVENTORY

Inventory as of March 31, 2015 and December 31, 2014 consists of the following:

	March 31, 2015	December 31, 2014
	(Unaudited)	(Audited)

Raw materials	$-	$-
Finished goods	903,031	923,565
Inventory in transit	-	-
Inventory reserve	(50,000)	(40,215)
Total	$853,031	$883,350

Finished goods inventory relates to product at the Company’s retail stores, which is product purchased from distributors, and in some cases directly from the manufacturer, and resold at our stores. Inventory in transit relates to product purchased by the Company but which had not been received as of March 31, 2015.

The Company reviews its inventory on a periodic basis to identify products that are slow moving and/or obsolete, and if such products are identified, the Company records the appropriate inventory impairment charge at such time.

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2015 and December 31, 2014 consists of the following:

	March 31,	December 31,
	2015	2014
	(Unaudited)	(Audited)

Machines and equipment	$63,172	$63,172
Furniture and fixtures	49,787	49,787
Computer equipment	52,304	52,304
Leasehold improvements	56,965	56,965
Total property and equipment	222,228	222,228
Less accumulated depreciation and amortization	(202,115)	(198,186)
Net property and equipment	$20,113	$24,042

Fixed assets, net of accumulated depreciation, were $20,113 and $24,042 as of March 31, 2015 and December 31, 2014, respectively. Accumulated depreciation was $202,115 and $198,186 as of March 31, 2015 and December 31, 2014, respectively. Total depreciation expense was $3,929 and $9,831 for the three months ended March 31, 2015 and 2014, respectively. All equipment is used for selling, general and administrative purposes and accordingly all depreciation is classified in selling, general and administrative expenses.

NOTE 8– INVESTMENT IN VAPE HOLDINGS, INC.

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

NOTE 9– INTANGIBLE ASSETS

Intangible assets as of March 31, 2015 consisted of the following:

Estimated Useful Lives	Cost	Accumulated Amortization	Net Book Value
5 years	$366,000	$(134,200)	$231,800
5 years	230,000	(138,285)	91,715
5 years	215,000	(215,000)	-
5 years	60,000	(60,000)	-
	3,600	-	3,600
	$874,600	$(547,485)	$327,115

Total amortization expense was $26,637 for the three months ended March 31, 2015 and 2014.

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

7% Convertible Notes

As of December 31, 2013, the Company had outstanding 7% convertible notes for $1,850,000 that the Company determined were a derivative liability due to the “reset” clause associated with the note’s conversion price. The Company had valued the derivative liability of these notes at $9,324,000 using the Black-Scholes-Merton option pricing model. As of December 31, 2014, the Company had outstanding unsecured 7% convertible notes for $500,000 that the Company determined were a derivative liability due to the “reset” clause associated with the note’s conversion price. The Company valued the derivative liability of these notes at $1,278,878 using the Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques. As of March 31, 2015, the Company had outstanding unsecured 7% convertible notes for $500,000 that the Company determined were a derivative liability due to the “reset” clause associated with the note’s conversion price. The Company valued the derivative liability of these notes at $2,173,351 using the Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions (i) dividend yield of 0%; (ii) expected volatility of 167.8%; (iii) risk free rate of 0.75%, (iv) stock price of $0.03, (v) per share conversion price of $0.007, and (vi) expected term of .25-.50 years, as the Company estimates that these notes will be converted by June 30, 2015 to September 30, 2015.

6% Convertible Notes

As of December 31, 2014, the Company had outstanding unsecured 6% convertible notes for $350,000 that the Company determined were a derivative liability due to the “reset” clause associated with the note’s conversion price. The Company valued the derivative liability of these notes at $822,037 using the Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques. As of March 31, 2015, the Company had outstanding unsecured 6% convertible notes for $350,000 that the Company determined were a derivative liability due to the “reset” clause associated with the note’s conversion price. The Company valued the derivative liability of these notes at $1,335,089 using the Black-Scholes-Merton option pricing model. which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions (i) dividend yield of 0%; (ii) expected volatility of 167.8%; (iii) risk free rate of 0.75%, (iv) stock price of $.03, (v) per share conversion price of $0.007, and (vi) expected term of 1.21 years.

The risk-free rate of return reflects the interest rate for the United States Treasury Note with similar time-to-maturity to that of the warrants.

	Fair Value Measurements Using Inputs			Carrying Amount at
Financial Instruments	Level 1	Level 2	Level 3	March 31, 2015

Liabilities:
Derivative Instruments - Warrants	$-	$3,509,160	$-	$3,509,160

Total	$-	$3,509,160	$-	$3,509,160

For the three months ended March 31, 2015, the Company recorded a non-cash loss of $1,408,245 related to the “change in fair value of derivative” expense related to its 6% and 7% convertible notes.

NOTE 11 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2015, the Company did not engage in any reportable transactions with our directors, executive officers, holders of more than 5% of our voting securities, and affiliates or immediately family members of the Company’s directors, executive officers and holders of more than 5% of our voting securities

NOTE 12 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable as of March 31, 2015 consists of the following:

				Balance
		Accrued	Debt	As of
	Principal	Interest	Discount	March 31, 2015
6% Senior secured convertible notes (2012)	$413,680	$94,382	$(3,590)	$504,472
6% Secured convertible note (2014)	350,000	14,819	(216,962)	147,857
7% Convertible note ($850,000)	250,000	58,767	(62,502)	246,265
7% Convertible note ($1,000,000)	250,000	89,263	(68,190)	271,073
	$1,263,680	$257,231	$(351,244)	$1,169,667

6% Senior Secured Convertible Notes Payable (2012)

On September 28, 2012, the Company entered into an Amendment and Exchange Agreement (“Exchange Agreement”) with investors, including Sterling Scott, out then CEO. The Exchange Agreement provided for the issuance of new 6% Senior Secured Convertible Notes that replaced the 6% Senior Secured Convertible Notes that were previously issued during 2012. The 6% Notes accrued interest at the rate of 6% per annum and had a maturity date of April 15, 2015. No cash payments were required; however, accrued interest is due at maturity. In the event of a default the investors may declare the entire principal and accrued interest to be due and payable. Default interest accrued at the rate of 12% per annum. The 6% Notes were secured by substantially all of the assets of the Company and are convertible into common stock at the rate of $0.007 per share. The Company determined that the conversion feature was a beneficial conversion feature.

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

During the three months ended March 31, 2015, the Company recorded interest expense of $22,713 and $16,896 of non-cash interest expense related to the amortization of the debt discount associated with these 6% convertible notes, respectively. As of March 31, 2015, the outstanding principal on these 6% convertible notes was $413,680, accrued interest was $94,382, and unamortized debt discount was $3,590, which results in a net amount of $504,472.

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

During the three months ended March 31, 2015, the Company recorded interest expense of $5,178 and $44,346 of non-cash interest expense related to the amortization of the debt discount associated with these 6% convertible notes, respectively. As of March 31, 2015, the Company has borrowed $350,000 under the Secured Convertible Note and Secured Credit Facility, accrued interest was $14,819 and the unamortized debt discount was $216,962, which results in a net amount of $147,857.

7% Convertible Notes Payable

On October 11, 2013, the Company issued 7% Convertible Notes in the aggregate amount of $850,000 to investors, including Forglen LLC. The principal balance due to Forglen as of December 31, 2014 and March 31, 2015 is $250,000 is due September 30, 2015.  The current annual rate of interest is 24% per annum. The conversion price is $0.007 per share. The Company determined that the conversion feature was a beneficial conversion feature.

On July 14, 2014, the Board of Directors approved a Settlement Agreement and Waiver of Default dated June 19, 2014 with Forglen related to the 7% Convertible Note. The Company cancelled the April 9, 2014 conversion as a result of the SEC suspension in the trading of the Company’s securities and Forglen has $250,000 of principal and interest outstanding on his note payable.

On December 20, 2013, the Company issued 7% Convertible Notes for $1,000,000, including $500,000 from Logic Works LLC. The principal balance due to Logic Works as of December 31, 2014 and March 31, 2015 is $250,000 is due September 30, 2015.  The current annual rate of interest is 24% per annum. The conversion price is $0.007 per share. The Company determined that the conversion feature was a beneficial conversion feature.

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

During the three months ended March 31, 2015, the Company recorded interest expense of $29,589 and $65,340 of non-cash interest expense related to the amortization of the debt discount associated with these 7% convertible notes, respectively. As of March 31, 2015, the outstanding principal on these 7% convertible notes was $500,000, accrued interest was $148,030, and unamortized debt discount was $130,692, which results in a net amount of $517,338.

NOTE 13 – EQUITY

Common Stock

During the three months ended March 31, 2015, there were no unregistered sales of equity securities.

Warrants

The Company did not issue any warrants during the three months ended March 31, 2015.

A summary of the warrants issued as of March 31, 2015 is as follows:

	March 31, 2015
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	565,000,000	$0.035
Issued	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at end of period	565,000,000	$0.035
Exerciseable at end of period	565,000,000

A summary of the status of the warrants outstanding as of March 31, 2015 is presented below:

	March 31, 2015
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life	Price	Exerciseable	Price
540,000,000	4.06	$0.033	540,000,000	$0.033
25,000,000	3.69	0.080	25,000,000	0.080

565,000,000	4.02	$0.035	565,000,000	$0.035

Warrants totaling 565,000,000 shares of common stock have an intrinsic value of $0 as of March 31, 2015.

NOTE 14 – STOCK OPTIONS

Description of Stock Option Plan

In fiscal year 2011, the Company authorized a Stock Incentive Plan whereby a maximum of 18,870,184 shares of the Company’s common stock could be granted in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, and Other Stock-Based Awards. On April 18, 2013, the Company’s Board of Directors voted to increase to 35,000,000 the maximum allowable shares of the Company’s common stock allocated to the 2011 Stock Incentive Plan. The Company has outstanding unexercised stock option grants totaling 40,720,000 shares as of March 31, 2015. All grants are non-qualified as the plan was not approved by the shareholders within one year of its adoption.

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

Stock Option Activity

During the three months ended March 31, 2015, the Company had no stock option activity.

As of March 31, 2015, there are 40,720,000 options to purchase common stock at an average exercise price of $0.058 per share outstanding under the 2011 Stock Incentive Plan. The Company recorded $50,617 and $151,701 of compensation expense, net of related tax effects, relative to stock options for the three months ended March 31, 2015 and 2014 in accordance with ASC 505. Net loss per share (basic and diluted) associated with this expense was approximately ($0.00). At March 31, 2015, there is $490,394 of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately 4.46 years.

Stock option activity for the three months ended March 31, 2015 and the years ended December 31, 2014 and 2013 was as follows:

	Weighted Average
	Options	Exercise Price	$
Outstanding as of December 31, 2012	12,851,187	0.098	1,259,781
Granted	34,000,000	0.070	2,386,000
Exercised	-	-	-
Forfeitures	(6,000,000)	(0.030)	(180,108)
Outstanding as of December 31, 2013	40,851,187	0.085	3,465,673
Granted	49,720,000	0.075	3,706,000
Exercised	(5,126,187)	(0.133)	(682,922)
Forfeitures	(44,725,000)	(0.092)	(4,132,751)
Outstanding as of December 31, 2014	40,720,000	0.058	2,356,000
Granted	-	-	-
Exercised	-	-	-
Forfeitures	-	-	-
Outstanding as of March 31, 2015	40,720,000	$0.058	$2,356,000

The following table summarizes information about stock options outstanding and exercisable at March 31, 2015:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining Life	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Exerciseable	Exerciseable	Exerciseable
$0.05	24,720,000	4.55	$0.050	7,451,667	$0.050
0.07	16,000,000	4.33	0.070	2,777,778	0.070
	40,720,000	4.46	$0.058	10,229,445	$0.057

Stock option grants totaling 40,720,000 shares of common stock have an intrinsic value of $0 as of March 31, 2015.

NOTE 15 – COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

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

The aggregate future minimum lease payments under operating leases, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended March 31,	Total
2016	$176,760
2017	87,187
2018	38,462
2019	12,354
2020	-
Beyond	-
Total	$314,762

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

i	Two million shares will vest immediately upon securing a market maker with an approved 15c2-11 resulting in the Company’s relisting on OTCBB (not earned as of March 31, 2015);

ii	Two million shares will vest immediately upon the successful approval and effectiveness of the Company’s S-1 (not earned as of March 31, 2015);

iii	Two million shares will vest immediately upon the Company’s resolution of the class action lawsuits (earned as of August 17, 2015); and,

iv	Ten million shares will vest on a monthly basis over a period of three years beginning on the July 1, 2014.

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

NOTE 16 – SUBSEQUENT EVENTS

The Company evaluates subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements are available.

Subsequent to March 31, 2015, the following material transactions occurred:

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

THE COMPANY AND OUR BUSINESS

GrowLife, Inc. (“GrowLife” or the “Company”) was incorporated under the laws of the State of Delaware and are headquartered in Seattle, Washington. We were founded in 2012 with the Closing of the Agreement and Plan of Merger with SGT Merger Corporation. We have common stock of 3,000,000,000 shares at $0.0001 par value and 10,000,000 shares of preferred stock with a par value of $0.0001 authorized by the shareholders.  There is no preferred stock issued and the terms have not been determined as of September 30, 2015.

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

(dollars in thousands)

	Three Months Ended March 31,
	2015	2014	$ Variance	% Variance
Net revenue	$1,498	$2,383	$(885)	-37.1%
Cost of goods sold	1,104	1,863	(759)	40.7%
Gross profit	394	520	(126)	-24.2%
General and administrative expenses	786	2,987	(2,201)	73.7%
Operating loss	(392)	(2,467)	2,075	84.1%
Other income (expense):
Change in fair value of derivative	(1,408)	(34,508)	33,100	95.9%
Interest expense, net	(184)	(34,499)	34,315	99.5%
Total other income (expense)	(1,592)	(69,007)	67,415	97.7%
Income (loss) before income taxes	(1,984)	(71,474)	69,490	97.2%
Income taxes - current benefit	-	-	-	0.0%
Net income (loss)	$(1,984)	$(71,474)	$69,490	97.2%

THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2014

Revenue

Net revenue for the three months ended March 31, 2015 decreased $885,000 to $1,498,000 as compared to $2,383,000 for the three months ended March 31, 2014. The decrease was due to (i) lower revenue from the retail stores acquired by GrowLife Hydroponics’ acquisition of Rocky Mountain Hydroponics and Evergreen Garden Center on June 7, 2013; (ii) closure of the unprofitable Peabody, Massachusetts, Woodland Hills, California and Plaistow, New Hampshire stores; (iii) relocation of the Greners eCommerce operation from Santa Rosa, California to the Boulder, Colorado store until a new Denver facility is set up; (iv) reducing full-time employees from 46 to 8 as of October 14, 2015; and (v) closing the Phototron subsidiary in California.

Cost of Goods Sold

Cost of sales for the three months ended March 31, 2015 decreased $759,000 to $1,104,000 as compared to $1,863,000 for the three months ended March 31, 2014. The decrease was due to (i) lower revenue from the retail stores acquired by GrowLife Hydroponics’ acquisition of Rocky Mountain Hydroponics and Evergreen Garden Center on June 7, 2013; (ii) closure of the unprofitable Peabody, Massachusetts, Woodland Hills, California and Plaistow, New Hampshire stores; (iii) relocation of the Greners eCommerce operation from Santa Rosa, California to the Boulder, Colorado store until a new Denver facility is set up; and (iv) closing the Phototron subsidiary in California.

Gross profit was $394,000 for the three months ended March 31, 2015 as compared to $520,000 for the three months ended March 31, 2014. The gross margin was 26.3% for the three months ended March 31, 2015 as compared to 21.8% for the three months ended March 31, 2014. The increase was due to selling our products at a lower discount during the three months ended March 31, 2014 at the remaining stores and the direct channel.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2015 decreased $2,201,000 to $785,000 as compared to $2,987,000 for the three months ended March 31, 2014. The decrease was due to decreased (i) payroll expenses of $489,000; (ii) decreased advertising expense of $133,000; (iii) decreased expense for stock issued for services of $1,645,000; and (iv) decreased stock option expense of $101,000, offset by increased other general expenses of $167,000. As part of the general and administrative expenses for the three months ended March 31, 2015, we did not record investor relation or business development expenses.

The decrease related to (i) closure of the unprofitable Peabody, Massachusetts, Woodland Hills, California and Plaistow, New Hampshire stores; (ii) relocation of the Greners eCommerce operation from Santa Rosa, California to the Boulder, Colorado store until a new Denver facility is set up; (iii) reducing full-time employees from 46 to 8 as of October 14, 2015; and (iv) closing the Phototron subsidiary in California.

Non-cash general and administrative expenses for the three months ended March 31, 2015 was $82,000, with (i) depreciation and amortization of $31,000; (ii) stock based compensation of $51,000 related to stock option grants.

Non-cash general and administrative expenses for the three months ended March 31, 2015 was $2,592,000, with (i) depreciation and amortization of $36,000; (ii) stock based compensation of $151,000; and (iii) increased common stock issued for services expenses of $1,645,000.

Other Income/ Expense

Other expense for the three months ended March 31, 2015 was $1,592,000 as compared to other expense of $69,007,000 for the three months ended March 31, 2014. The expense for the three months ended March 31, 2015 included loss on change – derivative liability warrants of $1,408,000 and interest expense of $184,000. The loss on change- derivative liability is the non-cash change in the fair value and relates to our derivative instruments.  The non-cash interest related to the amortization of the debt discount associated with our convertible notes, accrued interest expense related to our notes payable.

Other expense for the three months ended March 31, 2014 included (i) interest expense of $34,499,000; and (ii) loss on change in fair value of derivative of $34,508,000. The interest expense related to the issuance of a 100,000,000 share warrant to CANX in February 7, 2014. The loss on change- derivative liability is the non-cash change in the fair value and relates to our derivative instruments.

Net (Loss)

Net loss for the three months ended March 31, 2015 was $1,984,000 as compared to a net loss of $71,474,000 for the three months ended March 31, 2014 for the reasons discussed above.

Net loss for the three months ended March 31, 2015 included non-cash expenses of $1,673,000 consisting of (i) depreciation and amortization of $31,000; (ii) stock based compensation of $51,000 related to stock option grants; (iii) $126,000 related to the amortization of the debt discount associated with our convertible notes payable; (iv) $57,000 of accrued interest expense related to our notes payable; and (v) loss on change – derivative liability of $1,408,000.

The net loss for the three months ended March 31, 2014 included non-cash expenses of $70,840,000 consisting of (i) included interest expense of $34,499,000; (ii) loss on change in fair value of derivative of $34,508,000; (iii) depreciation and amortization of $36,000; (iv) stock based compensation of $151,000; and (v) increased common stock issued for services expenses of $1,645,000.

We expect losses to continue as we implement our business plan.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $93,000 and a net working capital deficit of approximately $1,601,000 (excluding the derivative liability- warrants of $3,509,000 as of March 31, 2015.  We expect losses to continue as we grow our business. Our cash used in operations for the year ended December 31, 2014 was $2,123,000.

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

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2015 was $193,000. This amount was primarily related to a net loss of $1,984,000 and a decrease in accrued expenses of $71,000, offset by non-cash expenses of $1,673,000 consisting of (i) depreciation and amortization of $31,000; (ii) stock based compensation of $51,000 related to stock option grants; (iii) $126,000 related to the amortization of the debt discount associated with our convertible notes payable; (iv) $57,000 of accrued interest expense related to our notes payable; and (v) loss on change – derivative liability of $1,408,000.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2015 was $0.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2015 was $0.

Our contractual cash obligations as of March 31, 2015 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$314,762	$176,760	$125,649	$12,354	$-
Note payable	1,520,911	1,520,911	0	-	-
Capital expenditures	50,000	50,000	-	-	-
	$1,885,673	$1,747,671	$125,649	$12,354	$-

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

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of March 31, 2015 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

During the three months ended March 31, 2015, we did not close the books and records on a timely basis for file the Form 10-Q due to a lack of cash. However, there were no changes in internal control over financing reporting.

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

Failure to operate in accordance with the Agreements with TCA could result in the cancellation of these agreements, result in foreclosure on our assets in event of default and would have a material adverse effect on our business, results of operations or financial condition.

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

Failure to operate in accordance with the Agreements with CANX could result in the cancellation of these agreements, result in foreclosure on our assets in event of default and would have a material adverse effect on our business, results of operations or financial condition.

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

As of October 14, 2015, 23 states and the District of Columbia allow its citizens to use medical marijuana.  Additionally, 4 states have legalized cannabis for adult use.  The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration has effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana.   However, there is no guarantee that the administration will not change its stated policy regarding the low-priority enforcement of federal laws.  Additionally, any new administration that follows could change this policy and decide to enforce the federal laws strongly.  Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us and its shareholders.

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

During July 2014, we reached settlement agreements with our holders of the 7% Convertible Notes Payable and we are not in default under any of our convertible notes payable. We are accruing interest at the interest rate in the settlement agreements. Any default could have a significant adverse effect on our cash flows and should we be unsuccessful in negotiating an extension or other modification, we may have to restructure our operations, divest all or a portion of its business, or file for bankruptcy.

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

Currently, there are twenty three states plus the District of Columbia that have laws and/or regulation that recognize in one form or another legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Many other states are considering legislation to similar effect. As of the date of this writing, the policy and regulations of the Federal government and its agencies is that cannabis has no medical benefit and a range of activities including cultivation and use of cannabis for personal use is prohibited on the basis of federal law and may or may not be permitted on the basis of state law. Active enforcement of the current federal regulatory position on cannabis on a regional or national basis may directly and adversely affect the willingness of customers of GrowLife to invest in or buy products from GrowLife that may be used in connection with cannabis. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect revenues and profits of the GrowLife companies.

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

We have experienced net losses since inception. As of March 31, 2015, we had an accumulated deficit of $113.0 million. There can be no assurance that we will achieve or maintain profitability.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting. During the review of our financial statements for the three months ended March 31, 2015, our management identified material weaknesses in our internal control over financial reporting. If these weaknesses continue, investors could lose confidence in the accuracy and completeness of our financial reports and other disclosures.

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

These broad market and industry factors may have a material adverse effect on the market price of our common stock, regardless of our actual operating performance. These factors could have a material adverse effect on our business, financial condition, and/or results of operations.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2015, there were no unregistered sales of equity securities.

ITEM 5.    OTHER INFORMATION

This item is not applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are attached hereto unless otherwise indicated as being incorporated by reference, as follows:

(a)	Exhibits

Exhibit No.	Description
10.1	Notice of Settlement Agreement dated February 9, 2015. Filed as an exhibit to the Company’s Form 8K and filed with the SEC on February 12, 2015, and hereby incorporated by reference.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1	Section 906 Certifications.
32.2	Section 906 Certifications.
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

GROWLIFE, INC.

(Registrant)

Date: October 14, 2015	By:	/s/ Marco Hegyi
Marco Hegyi
President, and Director
(Principal Executive Officer)

Date: October 14, 2015	By:	/s/ Mark Scott
Mark Scott
Consulting Chief Financial Officer, Director and Secretary
(Principal Financial and Accounting Officer)