Form 10-Q
period 2015-06-30
GROWLIFE, INC.
filed 2015-11-13
CIK 1161582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
OR

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of November 13, 2015 there were 902,116,496 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

ITEM 1. FINANCIAL STATEMENTS

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
ASSETS		(Audited)

CURRENT ASSETS:
Cash and cash equivalents	$56,871	$286,238
Inventory, net	565,570	883,350
Prepaid expenses	16,750	41,791
Deposits	16,754	33,584
Total current assets	655,945	1,244,963

EQUIPMENT, NET	15,937	24,042

OTHER ASSETS
Intangible assets, net	296,878	353,752
Goodwill	739,000	739,000

TOTAL ASSETS	$1,707,760	$2,361,757

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade	$1,159,635	$1,129,130
Accounts payable - related parties	64,412	-
Accrued expenses	206,106	276,225
Accrued liabilities- related parties	11,842	-
Derivative liability	2,052,021	2,100,915
Current portion of convertible notes payable	1,338,724	887,272
Deferred revenue	128,791	108,799
Total current liabilities	4,961,531	4,502,341

LONG TERM LIABILITIES:
Convertible notes payable	-	98,333

COMMITMENTS AND CONTINGENCIES	2,081,250	-

STOCKHOLDERS' DEFICIT
Preferred stock - $0.0001 par value, 10,000,000 shares authorized, no shares
issued and outstanding	-	-
Common stock - $0.0001 par value, 3,000,000,000 shares authorized, 887,116,496
and 879,343,771 shares issued and outstanding at 6/30/15 and 12/31/14, respectively	88,714	87,936
Additional paid in capital	108,971,229	108,699,950
Accumulated deficit	(114,394,964)	(111,026,803)
Total stockholders' deficit	(5,335,021)	(2,238,917)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,707,760	$2,361,757

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended,		Six Months Ended,
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

NET REVENUE	$1,099,455	$2,256,806	$2,597,266	$4,639,642
COST OF GOODS SOLD	983,996	1,756,355	2,088,190	3,619,313
GROSS PROFIT	115,459	500,451	509,076	1,020,329
GENERAL AND ADMINISTRATIVE EXPENSES	698,126	1,774,704	1,483,328	4,761,293
OPERATING LOSS	(582,667)	(1,274,253)	(974,252)	(3,740,964)

OTHER INCOME (EXPENSE):
Change in fair value of derivative	1,457,139	21,196,752	48,894	(13,310,855)
Interest expense, net	(177,499)	(690,286)	(361,553)	(35,189,917)
Loss on class action lawsuit settlements	(2,081,250)	-	(2,081,250)	-
Total other income (expense)	(801,610)	20,506,466	(2,393,909)	(48,500,772)

INCOME (LOSS) BEFORE INCOME TAXES	(1,384,277)	19,232,213	(3,368,161)	(52,241,736)

Income taxes - current benefit	-	-	-	-

NET INCOME (LOSS)	$(1,384,277)	$19,232,213	$(3,368,161)	$(52,241,736)

Basic and diluted income (loss) per share	$(0.00)	$0.02	$(0.00)	$0.07

Weighted average shares of common stock outstanding- basic and diluted	880,624,989	815,774,163	879,987,919	795,525,268

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended,
	June 30, 2015	June 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,368,161)	$(52,241,736)
Adjustments to reconcile net loss to net cash (used in)
operating activities
Depreciation and amortization	8,105	19,209
Amortization of intangible assets	56,874	53,274
Change in inventory reserve	20,000	62,711
Stock based compensation	101,057	580,334
Common stock issued for services	-	1,645,000
Amortization of debt discount	239,858	1,368,345
Change in fair value of derivative liability	(48,894)	13,310,855
Expense related to warrant	-	33,700,000
Accrued interest on convertible notes payable	113,261	94,619
Loss on class action lawsuit settlements	2,081,250	-
Changes in operating assets and liabilities:
Accounts receivable	-	135,008
Inventory	297,780	(578,775)
Prepaid expenses	25,041	(6,386)
Other receivable	-	3,666
Deposits	16,830	(336)
Accounts payable	265,917	26,660
Accrued expenses	(58,297)	290,199
Deferred revenue	20,012	(30,888)
CASH (USED IN) OPERATING ACTIVITIES	(229,367)	(1,568,241)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(3,925)
NET CASH (USED IN) INVESTING ACTIVITIES:	-	(3,925)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from options exercised	-	44,673
Payments of notes payable - related party	-	(1,160)
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	43,513

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(229,367)	(1,528,653)

CASH AND CASH EQUIVALENTS, beginning of period	286,238	1,831,276

CASH AND CASH EQUIVALENTS, end of period	$56,871	$302,623

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash investing and financing activities:
6% Senior secured convertible notes and interest converted into common stock	$-	$32,901
7% Convertible notes and interest converted into common stock	$-	$1,196,325
12% Senior secured convertible notes and interest converted into common stock	$-	$435,608
Common stock issued for cashless exercise of options	$-	$278
Common stock issued for conversion of accounts payable	$171,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION

GrowLife, Inc. (“GrowLife” or the “Company”) was incorporated under the laws of the State of Delaware and is headquartered in Seattle, Washington. The Company was founded in 2012 with the Closing of the Agreement and Plan of Merger with SGT Merger Corporation. The Company has authorized common stock of 3,000,000,000 shares at $0.0001 par value and 10,000,000 shares of preferred stock with a par value of $0.0001 were authorized by the shareholders.  There is no preferred stock issued and the terms have not been determined as of September 30, 2015.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $3,368,161, $86,626,099 and $21,380,138 for the six months ended June 30, 2015 and the years ended December 31, 2014 and 2013, respectively. Our net cash used in operating activities was $229,367, $2,122,577 and $1,791,074 for the six months ended June 30, 2015 and the years ended December 31, 2014 and 2013, respectively.

The Company anticipates that it will record losses from operations for the foreseeable future. As of June 30, 2015, our accumulated deficit was $114,394,964.  The Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements during this period primarily through the recurring issuance of convertible notes payable and advances from a related party. The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2014 and filed with the SEC on September 30, 2015 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

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

Inventories - Inventories are recorded on a first in first out basis. Inventory consists of raw materials, purchased finished goods and components held for resale. Inventory is valued at the lower of cost or market. The reserve for inventory was $20,000 and $40,215 at June 30, 2015 and December 31, 2014, respectively.

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

As of June 30, 2015 and December 31, 2014, the Company had outstanding unsecured 7% convertible notes for $500,000 that the Company determined were a derivative liability due to the “reset” clause associated with the note’s conversion price. The Company valued the derivative liability of these notes at $1,259,046 and $1,278,878, respectively, using the Black-Scholes-Merton option pricing model.

As of June 30, 2015 and December 31, 2014, the Company had outstanding unsecured 6% convertible notes for $350,000 that the Company determined were a derivative liability due to the “reset” clause associated with the note’s conversion price. The Company valued the derivative liability of these notes at $792,975 and $822,037, respectively using the Black-Scholes-Merton option pricing model.

Sales Returns - We allow customers to return defective products when they meet certain established criteria as outlined in our sales terms and conditions. It is our practice to regularly review and revise, when deemed necessary, our estimates of sales returns, which are based primarily on actual historical return rates. We record estimated sales returns as reductions to sales, cost of goods sold, and accounts receivable and an increase to inventory. Returned products which are recorded as inventory are valued based upon the amount we expect to realize upon its subsequent disposition. As of June 30, 2015 and 2014, there was no reserve for sales returns, which are minimal based upon our historical experience.

Shipping and Handling Fees and Cost - For the six months ended June 30, 2015 and 2014, shipping and handling fees billed to customers totaled $51,013 and $97,861, respectively, and were included in revenue.

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

Advertising Costs - Advertising costs are expensed as incurred and are recorded in general and administrative expenses. For the six months ended June 30, 2015 and 2014, advertising costs of $163 and $106,254, respectively, were included in general and administrative expenses

Net (Loss) Per Share - Under the provisions of ASC 260, “Earnings per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The common stock equivalents have not been included as they are anti-dilutive. As of June 30, 2015, there were stock options outstanding for the purchase of 40,720,000 common shares, warrants for the purchase of 565,000,000 common shares, 225,241,714 shares related to convertible debt and 6,000,000 of shares which we may have to issue under a settlement agreement which could potentially dilute future earnings per share As of June 30, 2014, there were stock options outstanding for the purchase of 43,000,000 common shares, warrants for the purchase of 265,000,000 common shares, 98,338,771 shares related to convertible debt and 2,050,000 of shares to be issued under employment agreements which could potentially dilute future earnings per share.

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

Reclassifications - Certain amounts in the consolidated financial statements for 2014 have been reclassified to conform to the 2015 presentation. These reclassifications have no effect on net income, earnings per share, or stockholders’ equity as previously reported.

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

The Company is amortizing the $366,000 of intangible assets at the rate of $6,100 per month over 5 years, with the Company recording $36,600 of non-cash amortization expense related to these intangible assets during the six months ended June 30, 2015 and 2014.

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

OGI was incorporated on January 7, 2014 in the State of Nevada and had no business activities as of June 30, 2015.

NOTE 6 – INVENTORY

Inventory as of June 30, 2015 and December 31, 2014 consists of the following:

	June 30, 2015	December 31, 2014
	(Unaudited)	(Audited)

Raw materials	$-	$-
Finished goods	585,570	923,565
Inventory in transit	-	-
Inventory reserve	(20,000)	(40,215)
Total	$565,570	$883,350

Finished goods inventory relates to product at the Company’s retail stores, which is product purchased from distributors, and in some cases directly from the manufacturer, and resold at our stores. Inventory in transit relates to product purchased by the Company but which had not been received as of June 30, 2015.

The Company reviews its inventory on a periodic basis to identify products that are slow moving and/or obsolete, and if such products are identified, the Company records the appropriate inventory impairment charge at such time.

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2015 and December 31, 2014 consists of the following:

	June 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)

Machines and equipment	$63,172	$63,172
Furniture and fixtures	49,787	49,787
Computer equipment	52,304	52,304
Leasehold improvements	56,965	56,965
Total property and equipment	222,228	222,228
Less accumulated depreciation and amortization	(206,291)	(198,186)
Net property and equipment	$15,937	$24,042

Fixed assets, net of accumulated depreciation, were $15,937 and $24,042 as of June 30, 2015 and December 31, 2014, respectively. Accumulated depreciation was $206,091 and $198,186 as of June 30, 2015 and December 31, 2014, respectively. Total depreciation expense was $8,105 and $19,209 for the six months ended June 30, 2015 and 2014, respectively. All equipment is used for selling, general and administrative purposes and accordingly all depreciation is classified in selling, general and administrative expenses.

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

NOTE 9– INTANGIBLE ASSETS

Intangible assets as of June 30, 2015 consisted of the following:

	Estimated
Intangible Assets:	Useful Lives	Cost	Accumulated Amortization	Net Book Value
RMH/EGC acquisition- customer contracts	5 years	$366,000	$(152,500)	$213,500
Greners acquisition- customer contracts	5 years	230,000	(146,622)	83,378
Phototron acquisition- customer contracts	5 years	215,000	(215,000)	-
Soja, Inc. (Urban Garden Supply) acquisition- customer contracts	5 years	60,000	(60,000)	-
Total intangible assets		$871,000	$(574,122)	$296,878

Total amortization expense was $53,274 for the six months ended June 30, 2015 and 2014.

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

7% Convertible Notes

As of December 31, 2013, the Company had outstanding 7% convertible notes for $1,850,000 that the Company determined were a derivative liability due to the “reset” clause associated with the note’s conversion price. The Company had valued the derivative liability of these notes at $9,324,000 using the Black-Scholes-Merton option pricing model. As of December 31, 2014, the Company had outstanding unsecured 7% convertible notes for $500,000 that the Company determined were a derivative liability due to the “reset” clause associated with the note’s conversion price. The Company valued the derivative liability of these notes at $1,278,878 using the Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques. As of June 30, 2015, the Company had outstanding unsecured 7% convertible notes for $500,000 that the Company determined were a derivative liability due to the “reset” clause associated with the note’s conversion price. The Company valued the derivative liability of these notes at $1,259,046 using the Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions (i) dividend yield of 0%; (ii) expected volatility of 163.3%; (iii) risk free rate of 0.75%, (iv) stock price of $0.02, (v) per share conversion price of $0.007, and (vi) expected term of .25 years, as the Company estimates that these notes will be converted by September 30, 2015.

6% Convertible Notes

As of December 31, 2014, the Company had outstanding unsecured 6% convertible notes for $350,000 that the Company determined were a derivative liability due to the “reset” clause associated with the note’s conversion price. The Company valued the derivative liability of these notes at $822,037 using the Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques. As of June 30, 2015, the Company had outstanding unsecured 6% convertible notes for $350,000 that the Company determined were a derivative liability due to the “reset” clause associated with the note’s conversion price. The Company valued the derivative liability of these notes at $792,975 using the Black-Scholes-Merton option pricing model. which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions (i) dividend yield of 0%; (ii) expected volatility of 163.3%; (iii) risk free rate of 0.75%, (iv) stock price of $0.02, (v) per share conversion price of $0.007, and (vi) expected term of .96 years.

The risk-free rate of return reflects the interest rate for the United States Treasury Note with similar time-to-maturity to that of the warrants.

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	June 30, 2015

Liabilities:
Derivative Instruments - Warrants	$-	$2,052,021	$-	$2,052,021

Total	$-	$2,052,021	$-	$2,052,021

For the six months ended June 30, 2015, the Company recorded a non-cash gain of $19,832 related to the “change in fair value of derivative” expense related to its 6% and 7% convertible notes.

NOTE 11 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2015, we did not engage in any reportable transactions with our directors, executive officers, holders of more than 5% of our voting securities, and affiliates or immediately family members of our directors, executive officers and holders of more than 5% of our voting securities.

NOTE 12 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable as of June 30, 2015 consists of the following:

				Balance
		Accrued	Debt	As of
	Principal	Interest	Discount	June 30, 2015
6% Senior secured convertible notes (2012)	$413,680	$115,009	$-	$528,689
6% Secured convertible note (2014)	350,000	20,055	(172,616)	197,439
7% Convertible note ($850,000)	250,000	73,726	(31,251)	292,475
7% Convertible note ($1,000,000)	250,000	104,222	(34,101)	320,121
	$1,263,680	$313,012	$(237,968)	$1,338,724

On April 10, 2014, as a result of the SEC suspension in the trading of our securities, the Company went into default on its 6% Senior Secured Convertible Notes Payable and 7% Convertible Notes Payable. As a result, the Company accrued interest on these notes at the default rate of 12% and 24% per annum, respectively. Furthermore, as a result of being in default on these notes, the Holders could, at their sole discretion, call these notes. Although no such action has been taken by the Holders, the Company classified these notes as a current liability rather than long-term debt as of June 30, 2014.

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

During the year ended December 31, 2014, the Company recorded interest expense of $66,568 and $81,609 of non-cash interest expense related to the amortization of the debt discount associated with these 6% convertible notes, respectively. As of December 31, 2014, the outstanding principal on these 6% convertible notes was $413,680, accrued interest was $71,669, and unamortized debt discount was $20,486, which results in a net amount of $464,683. The Company accrued interest on these notes at the default rate of 12% from April 10, 2014 to July 10, 2014.

During the six months ended June 30, 2015, the Company recorded interest expense of $43,340 and $20,487 of non-cash interest expense related to the amortization of the debt discount associated with these 6% convertible notes, respectively. As of June 30, 2015, the outstanding principal on these 6% convertible notes was $413,680, accrued interest was $115,089, and unamortized debt discount was $0, which results in a net amount of $528,689.

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

During the six months ended June 30, 2015, the Company recorded interest expense of $10,414 and $88,692 of non-cash interest expense related to the amortization of the debt discount associated with these 6% convertible notes, respectively. As of June 30, 2015, the Company has borrowed $350,000 under the Secured Convertible Note and Secured Credit Facility, accrued interest was $20,055 and the unamortized debt discount was $172,616, which results in a net amount of $197,439.

7% Convertible Notes Payable

On October 11, 2013, the Company issued 7% Convertible Notes in the aggregate amount of $850,000 to investors, including Forglen LLC. The principal balance due to Forglen as of December 31, 2014 and June 30, 2015 is $250,000 is due September 30, 2015.  The current annual rate of interest is 24% per annum. The conversion price is $0.007 per share. The Company determined that the conversion feature was a beneficial conversion feature.

On July 14, 2014, the Board of Directors approved a Settlement Agreement and Waiver of Default dated June 19, 2014 with Forglen related to the 7% Convertible Note. The Company cancelled the April 9, 2014 conversion as a result of the SEC suspension in the trading of the Company’s securities and Forglen has $250,000 of principal and interest outstanding on his note payable.

On December 20, 2013, the Company issued 7% Convertible Notes for $1,000,000, including $500,000 from Logic Works LLC. The principal balance due to Logic Works as of December 31, 2014 and June 30, 2015 is $250,000 is due September 30, 2015.  The current annual rate of interest is 24% per annum. The conversion price is $0.007 per share. The Company determined that the conversion feature was a beneficial conversion feature.

During the year ended December 31, 2014, the Company recorded interest expense of $136,980 and $1,502,260 of non-cash interest expense related to the amortization of the debt discount associated with these 7% convertible notes, respectively. As of December 31, 2014, the outstanding principal on these 7% convertible notes was $500,000, accrued interest was $118,441, and unamortized debt discount was $196,032, which results in a net amount of $422,409.

During the six months ended June 30, 2015, the Company recorded interest expense of $59,507 and $130,680 of non-cash interest expense related to the amortization of the debt discount associated with these 7% convertible notes, respectively. As of June 30, 2015, the outstanding principal on these 7% convertible notes was $500,000, accrued interest was $177,948, and unamortized debt discount was $65,352, which results in a net amount of $612,596.

NOTE 13 – EQUITY

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

During the six months ended June 30, 2015, the Company had the following sales of unregistered sales of equity securities.

On June 16, 2015, the Company issued 7,772,725 shares of its common stock to Horwitz + Armstrong LLP pursuant a conversion of debt for $171,000. The shares were valued at the fair market price of $0.022 per share.

Warrants

The Company did not issue any warrants during the six months ended June 30, 2015.

A summary of the warrants issued as of June 30, 2015 is as follows:

	June 30, 2015
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	565,000,000	$0.035
Issued	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at end of period	565,000,000	$0.035
Exerciseable at end of period	565,000,000

A summary of the status of the warrants outstanding as of June 30, 2015 is presented below:

	June 30, 2015
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life	Price	Exerciseable	Price
540,000,000	3.81	$0.033	540,000,000	$0.033
25,000,000	3.44	0.080	25,000,000	0.080

565,000,000	3.77	$0.035	565,000,000	$0.035

Warrants totaling 565,000,000 shares of common stock have an intrinsic value of $0 as of June 30, 2015.

NOTE 14 – STOCK OPTIONS

Description of Stock Option Plan

In fiscal year 2011, the Company authorized a Stock Incentive Plan whereby a maximum of 18,870,184 shares of the Company’s common stock could be granted in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, and Other Stock-Based Awards. On April 18, 2013, the Company’s Board of Directors voted to increase to 35,000,000 the maximum allowable shares of the Company’s common stock allocated to the 2011 Stock Incentive Plan. The Company has outstanding unexercised stock option grants totaling 40,720,000 shares as of September 30, 2015. All grants are non-qualified as the plan was not approved by the shareholders within one year of its adoption.

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

Stock Option Activity

During the six months ended June 30, 2015, the Company had no stock option activity.

As of June 30, 2015, there are 40,570,000 options to purchase common stock at an average exercise price of $0.058 per share outstanding under the 2011 Stock Incentive Plan. The Company recorded $101,058 and $580,335 of compensation expense, net of related tax effects, relative to stock options for the three months ended June 30, 2015 and 2014 in accordance with ASC 505. Net loss per share (basic and diluted) associated with this expense was approximately ($0.00). At June 30, 2015, there is $437,828 of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately 4.21 years.

Stock option activity for the six months ended June 30, 2015 and the years ended December 31, 2014 and 2013 is as follows:

	Weighted Average
	Options	Exercise Price	$
Outstanding as of December 31, 2012	12,851,187	0.098	1,259,781
Granted	34,000,000	0.070	2,386,000
Exercised	-	-	-
Forfeitures	(6,000,000)	(0.030)	(180,108)
Outstanding as of December 31, 2013	40,851,187	0.085	3,465,673
Granted	49,720,000	0.075	3,706,000
Exercised	(5,126,187)	(0.133)	(682,922)
Forfeitures	(44,725,000)	(0.092)	(4,132,751)
Outstanding as of December 31, 2014	40,720,000	$0.058	$2,356,000
Granted	-	-	-
Exercised	-	-	-
Forfeitures	(150,000)	(0.050)	(7,500)
Outstanding as of June 30, 2015	40,570,000	$0.058	$2,348,500

The following table summarizes information about stock options outstanding and exercisable at June 30, 2015:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining Life	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Exerciseable	Exerciseable	Exerciseable
$0.05	24,570,000	4.30	$0.050	9,107,500	$0.050
0.07	16,000,000	4.08	0.070	3,333,333	0.070
	40,570,000	4.21	$0.058	12,440,833	$0.057

Stock option grants totaling 40,570,000 shares of common stock have an intrinsic value of $0 as of June 30, 2015.

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

The Company expects to issue $2 million in common stock or approximately 115.1 million shares related to the settlement of the Consolidated Class Action and Derivative Action lawsuits alleging violations of federal securities laws that were filed against the Company in United States District Court, Central District of California. The shares have not been issued as of November 13, 2015. The Company accrued $2,081,250 as loss on class action lawsuits and contingent liabilities as of June 30, 2015.

Sales and Payroll Tax Liabilities

As of September 30, 2015, we owe approximately $121,000 in sales tax and $26,000 in payroll taxes primarily from early 2014. We are currently negotiating or operating under payment plans on these liabilities.

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

The aggregate future minimum lease payments under operating leases, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended June 30,	Total
2016	$170,086
2017	90,038
2018	32,370
2019	12,354
2020	-
Beyond	-
Total	$304,847

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

Mr. Hegyi was entitled to participate in all group employment benefits that are offered by the Company to the Company’s senior executives and management employees from time to time, subject to the terms and conditions of such benefit plans, including any eligibility requirements. In addition, the Company is required to purchase and maintain during the Term a “key manager” insurance policy on Mr. Hegyi’s life in the amount of $4,000,000, paid as $2,000,000 payable to Mr. Hegyi’s named heirs or estate as the beneficiary, and $2,000,000 payable to the Company. The Company and Mr. Hegyi waived this $2,000,000 key manager insurance. If, prior to the expiration of the Term, the Company terminates Mr. Hegyi’s employment for “Cause”, or if Mr. Hegyi voluntarily terminates his employment without “Good Reason”, or if Mr. Hegyi’s employment is terminated by reason of his death, then all of the Company’s obligations hereunder shall cease immediately, and Mr. Hegyi will not be entitled to any further compensation beyond any pro-rated base salary due and bonus amounts earned through the effective date of termination. Mr. Hegyi will also be reimbursed for any expenses incurred prior to the date of termination for which he was not previously reimbursed.

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

i	Two million shares will vest immediately upon securing a market maker with an approved 15c2-11 resulting in the Company’s relisting on OTCBB (not earned as of June 30, 2015);

ii	Two million shares will vest immediately upon the successful approval and effectiveness of the Company’s S-1 (not earned as of June 30, 2015);

iii	Two million shares will vest immediately upon the Company’s resolution of the class action lawsuits (earned as of August 17, 2015); and,

iv	Ten million shares will vest on a monthly basis over a period of three years beginning on the July 1, 2014.

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

Mr. Scott will be entitled to participate in all group employment benefits that are offered by the Company to the Company’s senior executives and management employees from time to time, subject to the terms and conditions of such benefit plans, including any eligibility requirements. In addition, the Company is required to purchase and maintain an insurance policy on Mr. Scott’s life in the amount of $2,000,000 payable to Mr. Scott’s named heirs or estate as the beneficiary. Finally, Mr. Scott is entitled to twenty days of vacation annually and also has certain insurance and travel employment benefits.

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

Subsequent to June 30, 2015, the following material transactions occurred:

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

The Company expects to issue $2 million in common stock or approximately 115.1 million shares related to the settlement of the Consolidated Class Action and Derivative Action lawsuits alleging violations of federal securities laws that were filed against the Company in United States District Court, Central District of California. The shares have not been issued as of November 13, 2015. The Company accrued $2,081,250 as loss on class action lawsuits and contingent liabilities as of June 30, 2015.

Sales and Payroll Tax Liabilities

As of September 30, 2015, the Company owes approximately $121,000 in sales tax and $26,000 in payroll taxes primarily from early 2014. We are currently negotiating or operating under payment plans on these liabilities.

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

Amended and Restated Secured Convertible Debenture Transaction with TCA Global Credit Master Fund LP

On October 27, 2015, the Company entered into an Amended and Restated Securities Purchase Agreement and related agreements with TCA Global Credit Master Fund LP whereby the Company agreed to sell, and TCA agreed to purchase $350,000 of senior secured convertible, redeemable debentures. The Company and TCA previously entered into a Securities Purchase Agreement dated as of April 30, 2015 and effective as of July 9, 2015 to purchase up to $3,000,000 in Debentures. To date, the Company has sold $1,050,000 in Debentures to TCA and up to $1,950,000 in Debentures remains for sale by the Company.  The closing of the transaction occurred on October 27, 2015.

Amended and Restated Securities Purchase Agreement

As set forth above, the Company entered into the Amended and Restated Securities Purchase Agreement on October 27, 2015 with the Purchaser whereby the Purchaser agreed to purchase $350,000 of the Debentures.

In addition, in consideration for advisory services provided by Purchaser to the Company prior to the closing, the Company paid to Purchaser a fee by issuing to Purchaser 150,000 Series B Preferred Stock valued at $1,500,000 and convertible into common stock of the Company.

Purchaser was also granted 51 shares of Series C Preferred Stock as further security for the Company’s completion of post-closing obligations under the Amended and Restated Transaction Documents as further discussed below. The Series C Preferred Stock is cancelled with the repayment of the TCA debt.

Series B Preferred Stock Designation

In connection with the Amended and Restated Securities Purchase Agreement, the Board of Directors, on October 21, 2015, approved the authorization of a Series B Preferred Stock as provided in the Company’s Certificate of Incorporation, as amended.

The Series B Preferred Stock has authorized 150,000 shares with a stated value equal to $10.00 per share. Dividends payable to other classes of stock are restricted until repayment of the aggregate value of Series B Preferred Stock. Upon liquidation or dissolution of the Company, Series B Preferred Stock has no priority or preference with respect to distributions of any assets of the Company.  The Series B Preferred Stock is convertible into common stock by dividing the stated value of the shares being converted by 100% of the average of the five lowest closing bid prices for the common stock during the ten consecutive trading days immediately preceding the conversion date as quoted by Bloomberg, LP.

TCA was issued 150,000 shares of Series B Preferred Stock.  However, in no event will Purchaser be entitled to hold in excess of 4.99% of the outstanding shares of common stock of the Company.

Series C Preferred Stock Designation

In connection with the Amended and Restated Securities Purchase Agreement, the Board of Directors, on October 21, 2015, approved the authorization of a Series C Preferred Stock as provided in the Company’s Certificate of Incorporation, as amended, and the issuance of 51 shares of Series C Preferred Stock. These shares only have voting rights in the event of a default by the Company under the Amended and Restated Transaction Documents. The Series C Preferred Stock is cancelled with the repayment of the TCA debt.

The Series C Preferred Stock Designation authorizes 51 shares of Series C Preferred Stock. Series C Preferred Stock is not entitled to dividend or liquidation rights and is not convertible into common stock of the Company.

In the event of a default under the Amended and Restated Transaction Documents, each share of Series C Preferred Stock shall have voting votes equal to 0.019607 multiplied by the total issued and outstanding common stock and preferred stock eligible to vote divided by .49 minus the numerator.  For example, if the total issued and outstanding common stock eligible to vote is 5,000,000, the voting rights of one share of Series C Preferred Stock shall be equal to 102,036 (e.g. ((0.019607 x 5,000,000/0.49) – (0.019607 x 5,000,000) = 102,036).

Amended and Restated Senior Secured, Convertible, Redeemable Debenture

In connection with the Amended and Restated Securities Purchase Agreement, the Company, on October 27, 2015, also entered into the Amended and Restated Debenture which was amended to increase the balance of the original Debenture from $700,000 to $1,050,000 as a result of the additional $350,000 advanced.

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

Board of Directors Changes

On October 18, 2015, Mark Scott resigned as Director of the Company.

On October 27, 2015, Anthony Ciabattoni and Jeff Giarraputo resigned as directors of the Company.

Concurrently, on October 27, 2015, the Board of Directors appointed Brad Fretti, Tara Antal and Michael E. Fasci as members of the Board of Directors.

The newly appointed directors were approved by the Board of Directors.  Per the Amended and Restated Securities Purchase Agreement, the Company shall not appoint any members of the Board of Directors or remove any current members of the Board of Directors without Purchaser’s written approval, which approval may be withheld or conditioned in Purchaser’s sole and absolute discretion.

Employment and Consulting Agreements Defaults

The Company owes Marco Hegyi approximately $42,865 in payroll and expenses as of November 13, 2015 and is in default under the Employment Agreement with Mr. Hegyi.

The Company owes Mark Scott approximately $67,840 in payroll and expenses as of November 13, 2015 and is in default under the Consulting Agreement with Mr. Scott.

Expiration of Stock Option Grants

Mr. Edwards resigned July 11, 2015 and an option to purchase four million five hundred thousand shares of the Company’s common stock under the Company’s 2011 Stock Incentive Plan expired October 10, 2015.

Ms. Qunell resigned July 2, 2015 and an option to purchase seven million shares of the Company’s common stock under the Company’s 2011 Stock Incentive Plan expired October 1, 2015.

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

THE COMPANY AND OUR BUSINESS

GrowLife, Inc. (“GrowLife” or the “Company”) was incorporated under the laws of the State of Delaware and is headquartered in Seattle, Washington. We were founded in 2012 with the Closing of the Agreement and Plan of Merger with SGT Merger Corporation. We have authorized common stock of 3,000,000,000 shares at $0.0001 par value and 10,000,000 shares of preferred stock with a par value of $0.0001 were authorized by the shareholders.  There is no preferred stock issued and the terms have not been determined as of September 30, 2015.

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

narcoticnews.com/drug-prices/marijuana/bloomberg.com/news/articles/2015-06-22/this-survey-says-that-marijuana-prices-are-crashing-in-colorado

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

(dollars in thousands)

	Three Months Ended June 30,
	2015	2014	$ Variance	% Variance
Net revenue	$1,099	$2,257	$(1,158)	-51.3%
Cost of goods sold	984	1,756	(772)	44.0%
Gross profit	115	501	(386)	-77.0%
General and administrative expenses	698	1,775	(1,077)	60.7%
Operating loss	(583)	(1,274)	691	54.2%
Other income (expense):
Change in fair value of derivative	1,457	21,197	(19,740)	-93.1%
Interest expense, net	(177)	(691)	514	74.4%
Loss on class action lawsuit settlements	(2,081)	-	(2,081)	-100.0%
Total other (expense) income	(801)	20,506	(21,307)	-103.9%
(Loss) income before income taxes	(1,384)	19,232	(20,616)	-107.2%
Income taxes - current benefit	-	-	-	0.0%
Net (loss) income	$(1,384)	$19,232	$(20,616)	-107.2%

THREE MONTHS ENDED JUNE 30, 2015 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2014

Revenue

Net revenue for the three months ended June 30, 2015 decreased $1,158,000 to $1,099,000 as compared to $2,257,000 for the three months ended June 30, 2014. The decrease was due to (i) lower revenue from the retail stores acquired by GrowLife Hydroponics’ acquisition of Rocky Mountain Hydroponics and Evergreen Garden Center on June 7, 2013; (ii) closure of the unprofitable Peabody, Massachusetts, Woodland Hills, California and Plaistow, New Hampshire stores; (iii) relocation of the Greners eCommerce operation from Santa Rosa, California to the Boulder, Colorado store until a new Denver facility is set up; (iv) reducing full-time employees from 46 to 8 as of November 13, 2015; and (v) closing the Phototron subsidiary in California.

Cost of Goods Sold

Cost of sales for the three months ended June 30, 2015 decreased $772,000 to $984,000 as compared to $1,756,000 for the three months ended June 30, 2014. The decrease was due to (i) lower revenue from the retail stores acquired by GrowLife Hydroponics’ acquisition of Rocky Mountain Hydroponics and Evergreen Garden Center on June 7, 2013; (ii) closure of the unprofitable Peabody, Massachusetts, Woodland Hills, California and Plaistow, New Hampshire stores; (iii) relocation of the Greners eCommerce operation from Santa Rosa, California to the Boulder, Colorado store until a new Denver facility is set up; and (iv) closing the Phototron subsidiary in California.

Gross profit was $115,000 for the three months ended June 30, 2015 as compared to $501,000 for the three months ended June 30, 2014. The gross margin was 10.5% for the three months ended June 30, 2015 as compared to 22.2% for the three months ended June 30, 2014. The increase was due to selling our products at a lower price during the three months ended June 30, 2015 to reduce inventory to be shipped from the closed stores to the remaining stores and the direct channel.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2015 decreased $1,077,000 to $698,000 as compared to $1,775,000 for the three months ended June 30, 2014. The decrease was due to (i) decreased legal expense of $182,000; (ii) decreased wages of $264,000; (iii) decreased rent of $49,000; (iv) decreased advertising of $60,000; (v) decreased auditing and accounting costs of $98,000; (vi) decreased public relations of $19,000; (vii) decreased stock based compensation of $429,000, offset by (viii) increased other general expenses of $24,000. As part of the general and administrative expenses for the three months June 30, 2015, we recorded investor relation expenses of $11,000 and did not record any business development expenses.

The decrease related to (i) closure of the unprofitable Peabody, Massachusetts, Woodland Hills, California and Plaistow, New Hampshire stores; (ii) relocation of the Greners eCommerce operation from Santa Rosa, California to the Boulder, Colorado store until a new Denver facility is set up; (iii) reducing full-time employees from 46 to 8 as of November 13, 2015; and (iv) closing the Phototron subsidiary in California.

Non-cash general and administrative expenses for the three months ended June 30, 2015 was $85,000, with (i) depreciation and amortization of $35,000; and (ii) stock based compensation of $50,000 related to stock option grants.

Non-cash general and administrative expenses for the three months ended June 30, 2014 totaled $467,000, with (i) depreciation and amortization of $38,000 and (ii) stock based compensation of $429,000 related to stock option grants.

Other Income/ Expense

Other expense for the three months ended June 30, 2015 was $801,000 as compared to other income of $20,506,000 for the three months ended June 30, 2014. The other expense for the three months ended June 30, 2015 included gain on change – derivative liability warrants of $1,457,000, offset by interest expense of $177,000 and loss on class action lawsuit settlements of $2,081,000. The gain on change- derivative liability is the non-cash change in the fair value and relates to our derivative instruments.  The non-cash interest related to the amortization of the debt discount associated with our convertible notes, accrued interest expense related to our notes payable. We accrued $2,081,000 as loss on class action lawsuits and contingent liabilities as of June 30, 2015.

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

Net (Loss) Income

Net loss for the three months ended June 30, 2015 was $1,384,000 as compared to net income of $19,232,000 for the three months ended June 30, 2014 for the reasons discussed above.

Net loss for the three months ended June 30, 2015 was included non-cash expense of $898,000, including (i) gain on change – derivative liability of $1,457,000, offset by (ii) depreciation and amortization of $35,000; (iii) stock based compensation of $50,000 related to stock option grants; (iv) interest expense of $169,000; (v) loss on class action lawsuit settlements of $2,081,000;  and (vi) change in inventory reserve of $20,000.

Net income for the three months ended June 30, 2014 included gain on change – derivative liability of $21,197,000, offset by non-cash expenses of $528,000, including (i) depreciation and amortization of $36,000; (ii) stock based compensation of $429,000 related to stock option grants; and (iii) change in inventory reserve of $63,000.

We expect losses to continue as we implement our business plan.

(dollars in thousands)

	Six Months Ended June 30,
	2015	2014	$ Variance	% Variance
Net revenue	$2,597	$4,640	$(2,043)	-44.0%
Cost of goods sold	2,088	3,620	(1,532)	42.3%
Gross profit	509	1,020	(511)	-50.1%
General and administrative expenses	1,483	4,761	(3,278)	68.9%
Operating loss	(974)	(3,741)	2,767	74.0%
Other income (expense):
Change in fair value of derivative	49	(13,311)	13,360	100.4%
Interest expense, net	(362)	(35,190)	34,828	99.0%
Loss on class action lawsuit settlements	(2,081)	-	(2,081)	-100.0%
Total other (expense)	(2,394)	(48,501)	46,107	95.1%
(Loss) before income taxes	(3,368)	(52,242)	48,874	93.6%
Income taxes - current benefit	-	-	-	0.0%
Net (loss)	$(3,368)	$(52,242)	$48,874	93.6%

SIX MONTHS ENDED JUNE 30, 2015 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2014

Revenue

Net revenue for the six months ended June 30, 2015 decreased $2,043,000 to $2,597,000 as compared to $4,640,000 for the six months ended June 30, 2014. The decrease was due to (i) lower revenue from the retail stores acquired by GrowLife Hydroponics’ acquisition of Rocky Mountain Hydroponics and Evergreen Garden Center on June 7, 2013; (ii) closure of the unprofitable Peabody, Massachusetts, Woodland Hills, California and Plaistow, New Hampshire stores; (iii) relocation of the Greners eCommerce operation from Santa Rosa, California to the Boulder, Colorado store until a new Denver facility is set up; (iv) reducing full-time employees from 46 to 8 as of November 13, 2015; and (v) closing the Phototron subsidiary in California.

Cost of Goods Sold

Cost of sales for the six months ended June 30, 2015 decreased $1,532,000 to $2,088,000 as compared to $3,620,000 for the six months ended June 30, 2014. The decrease was due to (i) lower revenue from the retail stores acquired by GrowLife Hydroponics’ acquisition of Rocky Mountain Hydroponics and Evergreen Garden Center on June 7, 2013; (ii) closure of the unprofitable Peabody, Massachusetts, Woodland Hills, California and Plaistow, New Hampshire stores; (iii) relocation of the Greners eCommerce operation from Santa Rosa, California to the Boulder, Colorado store until a new Denver facility is set up; and (iv) closing the Phototron subsidiary in California.

Gross profit was $509,000 for the six months ended June 30, 2015 as compared to $1,020,000 for the six months ended June 30, 2014. The gross margin was 19.6% for the six months ended June 30, 2015 as compared to 22.0% for the six months ended June 30, 2014. The increase was due to selling our products at a lower price during the six months ended June 30, 2015 to reduce inventory to be shipped from the closed stores to the remaining stores and the direct channel.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2015 decreased $3,278,000 to $1,483,000 as compared to $4,761,000 for the six months ended June 30, 2014. The decrease was due to (i) decreased legal expense of $194,000; (ii) decreased wages of $683,000; (iii) decreased rent of $98,000; (iv) decreased advertising of $105,000; (v) decreased auditing and accounting costs of $138,000; (vi) decreased public relations of $524,000; (vii) decreased stock based compensation of $1,533,000 and (viii) decreased other general expenses of $3,000. As part of the general and administrative expenses for the six months June 30, 2015, we recorded investor relation expenses of $19,000 and did not record any business development expenses.

The decrease related to (i) closure of the unprofitable Peabody, Massachusetts, Woodland Hills, California and Plaistow, New Hampshire stores; (ii) relocation of the Greners eCommerce operation from Santa Rosa, California to the Boulder, Colorado store until a new Denver facility is set up; (iii) reducing full-time employees from 46 to 8 as of November 13, 2015; and (iv) closing the Phototron subsidiary in California.

Non-cash general and administrative expenses for the six months ended June 30, 2015 was $166,000, with (i) depreciation and amortization of $65,000; and (ii) stock based compensation of $101,000 related to stock option grants.

Non-cash general and administrative expenses for the six months ended June 30, 2014 totaled $2,299,000, with (i) depreciation and amortization of $74,000; (ii) stock based compensation of $580,000 related to stock option grants; and (iii) common stock issue for services of $1,645,000.

Other Income/ Expense

Other expense for the six months ended June 30, 2015 was $2,394,000 as compared to other expense of $48,501,000 for the six months ended June 30, 2014. The other expense for the six months ended June 30, 2015 included gain on change – derivative liability warrants of $49,000, offset by interest expense of $362,000 and loss on class action lawsuit settlements of $2,081,000. The gain on change- derivative liability is the non-cash change in the fair value and relates to our derivative instruments.  The non-cash interest related to the amortization of the debt discount associated with our convertible notes, accrued interest expense related to our notes payable. We accrued $2,081,000 as loss on class action lawsuits and contingent liabilities as of June 30, 2015.

The expenses for the six months ended June 30, 2014 included loss on change – derivative liability of $13,311,000 and interest expense of $35,190,000. The loss on change- derivative liability is the non-cash change in the fair value and relates to our derivative instruments.  The non-cash interest of $1,513,000 related to the amortization of the debt discount and interest expense associated with our convertible notes payable and $33,700,000 related to the issuance of the 100,000,000 share warrant to CANX in February 7, 2014.

Net (Loss)

Net loss for the six months ended June 30, 2015 was $3,368,000 as compared to a net loss of $52,242,000 for the six months ended June 30, 2014 for the reasons discussed above.

Net loss for the six months ended June 30, 2015 included non-cash expense of $2,572,000, including (i) depreciation and amortization of $64,000; (ii) stock based compensation of $101,000 related to stock option grants; and (iii) interest expense of $353,000, (iv) loss on class action lawsuit settlements of $2,081,000; and (v) change in inventory reserve of $20,000, offset by (iv) gain on change – derivative liability of $49,000.

Net loss for the six months ended June 30, 2014 included non-cash expenses of $50,834,000 consisting of (i) depreciation and amortization of $72,000; (ii) stock based compensation of $580,000 related to stock option grants; (iii) common stock issue for services of $1,645,000; (iv) $1,463,000 related to the amortization of the debt discount and accrued interest associated with our convertible notes payable; (v) $33,700,000 related to the issuance of the 100,000,000 share warrant to CANX in February 7, 2014; (vi) loss on change – derivative liability of $13,311,000; and (vii) change in inventory reserve of $63,000.

We expect losses to continue as we implement our business plan.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $57,000 and a net working capital deficit of approximately $2,254,000 (excluding the derivative liability- warrants of $2,952,000 as of June 30, 2015.  We expect losses to continue as we grow our business. Our cash used in operations for the year ended December 31, 2014 was $2,123,000.

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

On October 27, 2015, we entered into an Amended and Restated Securities Purchase Agreement and related agreements with TCA Global Credit Master Fund LP whereby we agreed to sell, and TCA agreed to purchase $350,000 of senior secured convertible, redeemable debentures. We and TCA previously entered into a Securities Purchase Agreement dated as of April 30, 2015 and effective as of July 9, 2015 to purchase up to $3,000,000 in Debentures. To date, we have sold $1,050,000 in Debentures to TCA and up to $1,950,000 in Debentures remains for sale by us.  The closing of the transaction occurred on October 27, 2015.

Transactions with CANX, LLC and Logic Works LLC

On July 10, 2014, we closed a Waiver and Modification Agreement, Amended and Restated Joint Venture Agreement, Secured Credit Facility and Secured Convertible Note with CANX, and Logic Works LLC, a lender and shareholder of the Company.

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2015 was $229,000. This amount was primarily related to a net loss of $3,368,000, offset by a reduction in inventory of $298,000 and non-cash expenses of $2,572,000 consisting of (i) depreciation and amortization of $65,000; (ii) stock based compensation of $101,000 related to stock option grants; (iii) $241,000 related to the amortization of the debt discount associated with our convertible notes payable; and (iv) $113,000 of accrued interest expense related to our notes payable; (v) loss on class action lawsuit settlements of $2,081,000; and (vi) change in inventory reserve of $20,000 offset by (v) loss on change – derivative liability of $49,000.

Our contractual cash obligations as of June 30, 2015 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$304,847	$170,086	$122,407	$12,354	$-
Note payable	1,576,692	1,576,692	-	-	-
Loss on class action lawsuit settlements	81,250	81,250	-	-	-
Capital expenditures	10,000	10,000	-	-	-
	$1,972,789	$1,838,028	$122,407	$12,354	$-

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

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of June 30, 2015 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

During the three months ended June 30, 2015, we did not close the books and records on a timely basis for file the Form 10-Q due to a lack of cash. However, there were no changes in internal control over financing reporting.

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

We expect to issue $2 million in common stock or approximately 115.1 million shares related to the settlement of the Consolidated Class Action and Derivative Action lawsuits alleging violations of federal securities laws that were filed against the Company in United States District Court, Central District of California. The shares have not been issued as of November 13, 2015. We accrued $2,081,250 as loss on class action lawsuits and contingent liabilities as of June 30, 2015.

Sales and Payroll Tax Liabilities

As of September 30, 2015, we owe approximately $121,000 in sales tax and $26,000 in payroll taxes primarily from early 2014. We are currently negotiating or operating under payment plans on these liabilities.

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

On October 27, 2015, we entered into an Amended and Restated Securities Purchase Agreement and related agreements with TCA Global Credit Master Fund LP whereby we agreed to sell, and TCA agreed to purchase $350,000 of senior secured convertible, redeemable debentures. We and TCA previously entered into a Securities Purchase Agreement dated as of April 30, 2015 and effective as of July 9, 2015 to purchase up to $3,000,000 in Debentures. To date, we have sold $1,050,000 in Debentures to TCA and up to $1,950,000 in Debentures remains for sale by us.  The closing of the transaction occurred on October 27, 2015.

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

As of November 13, 2015, 23 states and the District of Columbia allow its citizens to use medical marijuana.  Additionally, 4 states have legalized cannabis for adult use.  The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration has effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana.   However, there is no guarantee that the administration will not change its stated policy regarding the low-priority enforcement of federal laws.  Additionally, any new administration that follows could change this policy and decide to enforce the federal laws strongly.  Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us and its shareholders.

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

We have experienced net losses since inception. As of June 30, 2015, we had an accumulated deficit of $114.4 million. There can be no assurance that we will achieve or maintain profitability.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting. During the review of our financial statements for the three months ended June 30, 2015, our management identified material weaknesses in our internal control over financial reporting. If these weaknesses continue, investors could lose confidence in the accuracy and completeness of our financial reports and other disclosures.

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

We are dependent on key personnel and we are default under Employment and Consulting Agreements

Our success depends to a significant degree upon the continued contributions of key management and other personnel, some of whom could be difficult to replace. We do not maintain key man life insurance covering our officers. We are default under the Employment Agreement with Mr. Hegyi and the Consulting Agreement with Mr. Scott.

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

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of September 30, 2015, there were approximately 902.1 million shares of our common stock issued and outstanding.  In addition, as of September 30, 2015, there are also (i) stock option grants outstanding for the purchase of 40.6 million common shares at a $0.058 average strike price; (ii) warrants for the purchase of 565.0 million common shares at a $0.035 average exercise price; (iii) 235.6 million shares related to convertible debt that can be converted at 0.007 per share; and (iv) 6.0 million shares that may be issued to a former executive related to a severance agreement. We expect to issue $2 million in common stock or approximately 115.1 million shares related to the settlement of the Consolidated Class Action and Derivative Action lawsuits alleging violations of federal securities laws that were filed against the Company in United States District Court, Central District of California. The shares have not been issued as of November 13, 2015. If all stock option grant, warrant and contingent shares are issued, approximately 1.864 billion of our currently authorized 3 billion shares of common stock will be issued and outstanding.

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

During the three months ended June 30, 2015, we had the following sales of unregistered sales of equity securities:

On June 16, 2015, we issued 7,772,725 shares of its common stock to Horwitz + Armstrong LLP pursuant a conversion of debt for $171,000. The shares were valued at the fair market price of $0.022 per share.

ITEM 5. OTHER INFORMATION

This item is not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are attached hereto unless otherwise indicated as being incorporated by reference, as follows:

(a)	Exhibits

Exhibit No.	Description

10.1	Amendment 1 to Amended and Restated 6% Senior Secured Convertible Note with Andrew J. Gentile. Filed as an exhibit to the Company’s Form 8K and filed with the SEC on April 8, 2015, and hereby incorporated by reference.

10.2	Amendment 1 to Amended and Restated 6% Senior Secured Convertible Note with Jordan W. Scott. Filed as an exhibit to the Company’s Form 8K and filed with the SEC on April 8, 2015, and hereby incorporated by reference.

10.3	Stipulation and Agreement of Compromise, Settlement and Release of the Derivative Actions dated April 6, 2015. Filed as an exhibit to the Company’s Form 8K and filed with the SEC on June 17, 2015, and hereby incorporated by reference.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 906 Certifications.

32.2	Section 906 Certifications.

101	Interactive data files pursuant to Rule 405 of Regulation S-T. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GROWLIFE, INC.
(Registrant)

Date: November 13, 2015	By:	/s/ Marco Hegyi
Marco Hegyi
President, and Director
(Principal Executive Officer)

Date: November 13, 2015	By:	/s/ Mark Scott
Mark Scott
Consulting Chief Financial Officer
(Principal Financial and Accounting Officer)