Form 10-Q
period 2015-09-30
GROWLIFE, INC.
filed 2015-12-01
CIK 1161582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
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

As of November 30, 2015 there were 902,116,496 shares of the issuer’s common stock, $0.0001 par value per share, outstanding, including 15,000,000 shares of contingently redeemable common stock.

ITEM 1.	FINANCIAL STATEMENTS

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
ASSETS		(Audited)

CURRENT ASSETS:
Cash and cash equivalents	$62,569	$286,238
Inventory, net	435,694	883,350
Prepaid expenses	-	41,791
Deposits	16,754	33,584
Total current assets	515,017	1,244,963

EQUIPMENT, NET	12,830	24,042

OTHER ASSETS
Intangible assets, net	270,241	353,752
Goodwill	739,000	739,000

TOTAL ASSETS	$1,537,088	$2,361,757

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade	$1,260,152	$1,129,130
Accounts payable - related parties	89,472	-
Accrued expenses	156,274	276,225
Accrued liabilities- related parties	44,586	-
Derivative liability	1,259,837	2,100,915
Current portion of convertible notes payable	1,772,483	887,272
Deferred revenue	50,000	108,799
Total current liabilities	4,632,804	4,502,341

LONG TERM LIABILITIES:
Convertible notes payable	-	98,333

COMMITMENTS AND CONTINGENCIES	2,000,000	-

MEZZANINE EQUITY:
Contingently redeemable common stock-
15,000,000 shares issued and outstanding at 9/30/15 and 12/31/14, respectively	300,000	-

STOCKHOLDERS' DEFICIT:
Preferred stock - $0.0001 par value, 10,000,000 shares authorized, no shares
issued and outstanding	-	-
Common stock - $0.0001 par value, 3,000,000,000 shares authorized, 887,116, 496
and 879,343,771 shares issued and outstanding at 9/30/15 and 12/31/14, respectively	88,714	87,936
Additional paid in capital	109,008,704	108,699,950
Accumulated deficit	(114,493,134)	(111,026,803)
Total stockholders' deficit	(5,395,716)	(2,238,917)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,537,088	$2,361,757

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended,		Nine Months Ended,
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

NET REVENUE	$525,481	$2,105,254	$3,122,747	$6,744,896
COST OF GOODS SOLD	604,388	2,283,742	2,692,578	5,903,055
GROSS (LOSS) PROFIT	(78,907)	(178,488)	430,169	841,841
GENERAL AND ADMINISTRATIVE EXPENSES	698,723	1,923,032	2,182,051	6,684,325
OPERATING LOSS	(777,630)	(2,101,520)	(1,751,882)	(5,842,484)

OTHER INCOME (EXPENSE):
Change in fair value of derivative	1,746,985	(6,949,038)	1,795,879	(20,259,893)
Interest expense, net	(599,058)	(28,715,712)	(952,060)	(63,905,629)
Other expense, prrimarily related to TCA Global Credit Master Fund LP funding	(468,468)	-	(477,018)	-
Loss on class action lawsuit settlements	-	-	(2,081,250)	-
Total other income (expense)	679,459	(35,664,750)	(1,714,449)	(84,165,522)

(LOSS) BEFORE INCOME TAXES	(98,171)	(37,766,270)	(3,466,331)	(90,008,006)

Income taxes - current benefit	-	-	-	-

NET (LOSS)	$(98,171)	$(37,766,270)	$(3,466,331)	$(90,008,006)

Basic and diluted (loss) per share	$(0.00)	$(0.04)	$(0.00)	$(0.11)

Weighted average shares of common stock outstanding- basic and diluted	899,290,409	862,271,158	886,492,788	818,018,389

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended,
	September 30, 2015	September 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,466,331)	$(90,008,006)
Adjustments to reconcile net loss to net cash (used in)
operating activities
Depreciation and amortization	11,212	28,058
Amortization of intangible assets	79,911	79,911
Change in inventory reserve	-	12,711
Stock based compensation	138,532	623,799
Preferred shares issued for services	300,000	-
Common stock issued for services	-	2,627,600
Amortization of debt discount	546,691	1,237,264
Change in fair value of derivative liability	(1,594,624)	20,259,893
Expense related to warrants	-	62,500,000
Accrued interest on convertible notes payable	206,855	141,419
Loss on class action lawsuit settlements	2,000,000	-
Excess and obsolete inventory	20,215	-
Write-off of patent expenses	3,600	-
Changes in operating assets and liabilities:
Restricted Cash	-	46,400
Accounts receivable	-	91,615
Inventory	427,441	437,493
Prepaid expenses	41,791	(36,397)
Other receivable	-	3,340
Deposits	16,830	9,290
Accounts payable	391,494	(107,035)
Accrued expenses	(75,385)	104,314
Deferred revenue	(58,779)	(30,888)
CASH (USED IN) OPERATING ACTIVITIES	(1,010,547)	(1,979,219)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(3,925)
NET CASH (USED IN) INVESTING ACTIVITIES:	-	(3,925)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of convertible debt	786,878	350,000
Proceeds from options exercised	-	44,673
Payments of notes payable - related party	-	(1,160)
NET CASH PROVIDED BY FINANCING ACTIVITIES	786,878	393,513

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(223,669)	(1,589,631)

CASH AND CASH EQUIVALENTS, beginning of period	286,238	1,831,276

CASH AND CASH EQUIVALENTS, end of period	$62,569	$241,645

Supplemental disclosures of cash flow information:
Interest paid	$10,500	$-
Taxes paid	$-	$-

Non-cash investing and financing activities:
6% Senior secured convertible notes and interest converted into common stock	$-	$62,025
7% Convertible notes and interest converted into common stock	$-	$1,384,207
12% Senior secured convertible notes and interest converted into common stock	$-	$439,688
Common stock issued for cashless exercise of options	$-	$357
Common stock issued for conversion of accounts payable	$171,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION

GrowLife, Inc. (“GrowLife” or the “Company”) is incorporated under the laws of the State of Delaware and is headquartered in Seattle, Washington. The Company was founded in 2012 with the Closing of the Agreement and Plan of Merger with SGT Merger Corporation.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $3,466,331, $86,626,099 and $21,380,138 for the nine months ended September 30, 2015 and the years ended December 31, 2014 and 2013, respectively. Our net cash used in operating activities was $1,010,547, $2,122,577 and $1,791,074 for the nine months ended September 30, 2015 and the years ended December 31, 2014 and 2013, respectively.

The Company anticipates that it will record losses from operations for the foreseeable future. As of September 30, 2015, our accumulated deficit was $114,493,134.  The Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements during this period primarily through the recurring issuance of convertible notes payable and advances from a related party. The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2014 and filed with the SEC on September 30, 2015 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

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

Inventories - Inventories are recorded on a first in first out basis. Inventory consists of raw materials, purchased finished goods and components held for resale. Inventory is valued at the lower of cost or market. The reserve for inventory was $20,000 and $40,215 at September 30, 2015 and December 31, 2014, respectively.

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

As of September 30, 2015 and December 31, 2014, the Company had outstanding unsecured 7% convertible notes for $500,000 that the Company determined were a derivative liability due to the “reset” clause associated with the note’s conversion price. The Company valued the derivative liability of these notes at $404,777 and $1,278,878, respectively, using the Black-Scholes-Merton option pricing model.

As of September 30, 2015 and December 31, 2014, the Company had outstanding unsecured 6% convertible notes for $350,000 that the Company determined were a derivative liability due to the “reset” clause associated with the note’s conversion price. The Company valued the derivative liability of these notes at $321,727 and $822,037, respectively using the Black-Scholes-Merton option pricing model.

As of September 30, 2015, the Company had outstanding unsecured 18% convertible notes for $800,000 that the Company determined were a derivative liability due to the “reset” clause associated with the note’s conversion price. The Company valued the derivative liability of these notes at $533,333 using the Black-Scholes-Merton option pricing model.

Sales Returns - We allow customers to return defective products when they meet certain established criteria as outlined in our sales terms and conditions. It is our practice to regularly review and revise, when deemed necessary, our estimates of sales returns, which are based primarily on actual historical return rates. We record estimated sales returns as reductions to sales, cost of goods sold, and accounts receivable and an increase to inventory. Returned products which are recorded as inventory are valued based upon the amount we expect to realize upon its subsequent disposition. As of September 30, 2015 and 2014, there was no reserve for sales returns, which are minimal based upon our historical experience.

Shipping and Handling Fees and Cost - For the nine months ended September 30, 2015 and 2014, shipping and handling fees billed to customers totaled $94,467 and $119,211, respectively, and were included in revenue.

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

Advertising Costs - Advertising costs are expensed as incurred and are recorded in general and administrative expenses. For the nine months ended September 30, 2015 and 2014, advertising costs of $163 and $133,229, respectively, were included in general and administrative expenses

Net (Loss) Per Share - Under the provisions of ASC 260, “Earnings per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The common stock equivalents have not been included as they are anti-dilutive. As of September 30, 2015, there are also (i) stock option grants outstanding for the purchase of 40.6 million common shares at a $0.058 average strike price; (ii) warrants for the purchase of 565.0 million common shares at a $0.035 average exercise price; (iii) 235.6 million shares related to convertible debt that can be converted at 0.007 per share; and (iv) 6.0 million shares that may be issued to a former executive related to a severance agreement. We expect to issue $2 million in common stock or approximately 115.1 million shares related to the settlement of the Consolidated Class Action and Derivative Action lawsuits alleging violations of federal securities laws that were filed against the Company in United States District Court, Central District of California. The shares have not been issued as of November 30, 2015. In addition, we have an unknown number of common shares to be issued under the TCA financing agreements. As of September 30, 2014, there were stock options outstanding for the purchase of 37,000,000 common shares, warrants for the purchase of 565,000,000 common shares, 159,873,143 shares related to convertible debt and 1,370,000 of shares to be issued under employment agreements which could potentially dilute future earnings per share.

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

The Company is amortizing the $366,000 of intangible assets at the rate of $6,100 per month over 5 years, with the Company recording $79,911 of non-cash amortization expense related to these intangible assets during the nine months ended September 30, 2015 and 2014.

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

Amended and Restated Joint Venture Agreement

The Company entered into an Amended and Restated Joint Venture Agreement dated July 1, 2014 with CANX whereby the Joint Venture Agreement dated November 19, 2013 was modified to provide for (i)  up to $12,000,000 in conditional financing subject to review by GrowLife and approval by OGI for business growth development opportunities in the legal cannabis industry for up to nine months, subject to extension; (ii) up to $10,000,000 in working capital loans, with each loaning requiring approval in advance by CANX;  (iii) confirmed that the five year warrants, subject to extension, at $0.033 per share for the purchase of 140,000,000 and 100,000,000 were fully earned and were not considered compensation for tax purposes by the Company; (iv) granted CANX five year warrants, subject to extension, to purchase 300,000,000 shares of common stock at the fair market price of $0.033 per share as determined by an independent appraisal; (v) warrants as defined in the Agreement related to the achievement of OGI milestones; (vi) a four year term, subject to adjustment and (vi) the filing of a registration statement on Form S-1 within 10 days of the filing of the Company’s Form 10-Q for the period ended June 30, 2014. Due to the Company’s grey sheet trading status and other issues, the Company has not filed the registration statement.

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

OGI was incorporated on January 7, 2014 in the State of Nevada and had no business activities as of September 30, 2015.

NOTE 6 – INVENTORY

Inventory as of September 30, 2015 and December 31, 2014 consists of the following:

	September 30, 2015	December 31, 2014
	(Unaudited)	(Audited)

Raw materials	$-	$-
Finished goods	455,694	923,565
Inventory in transit	-	-
Inventory reserve	(20,000)	(40,215)
Total	$435,694	$883,350

Finished goods inventory relates to product at the Company’s retail stores, which is product purchased from distributors, and in some cases directly from the manufacturer, and resold at our stores. Inventory in transit relates to product purchased by the Company but which had not been received as of September 30, 2015.

The Company reviews its inventory on a periodic basis to identify products that are slow moving and/or obsolete, and if such products are identified, the Company records the appropriate inventory impairment charge at such time.

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2015 and December 31, 2014 consists of the following:

	September 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)

Machines and equipment	$63,172	$63,172
Furniture and fixtures	49,787	49,787
Computer equipment	52,304	52,304
Leasehold improvements	56,965	56,965
Total property and equipment	222,228	222,228
Less accumulated depreciation and amortization	(209,398)	(198,186)
Net property and equipment	$12,830	$24,042

Fixed assets, net of accumulated depreciation, were $12,830 and $24,042 as of September 30, 2015 and December 31, 2014, respectively. Accumulated depreciation was $209,398 and $198,186 as of September 30, 2015 and December 31, 2014, respectively. Total depreciation expense was $11,212 and $28,058 for the nine months ended September 30, 2015 and 2014, respectively. All equipment is used for selling, general and administrative purposes and accordingly all depreciation is classified in selling, general and administrative expenses.

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

NOTE 9– INTANGIBLE ASSETS

Intangible assets as of September 30, 2015 consisted of the following:

Intangible Assets:	Estimated Useful Lives	Cost	Accumulated Amortization	Net Book Value
RMH/EGC acquisition- customer contracts	5 years	$366,000	$(170,800)	$195,200
Greners acquisition- customer contracts	5 years	230,000	(154,959)	75,041
Phototron acquisition- customer contracts	5 years	215,000	(215,000)	-
Soja, Inc. (Urban Garden Supply) acquisition- customer contracts	5 years	60,000	(60,000)	-
Total intangible assets		$871,000	$(600,759)	$270,241

Total amortization expense was $79,911 for the nine months ended September 30, 2015 and 2014.

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

7% Convertible Notes

As of December 31, 2013, the Company had outstanding 7% convertible notes for $1,850,000 that the Company determined were a derivative liability due to the “reset” clause associated with the note’s conversion price. The Company had valued the derivative liability of these notes at $9,324,000 using the Black-Scholes-Merton option pricing model. As of December 31, 2014, the Company had outstanding unsecured 7% convertible notes for $500,000 that the Company determined were a derivative liability due to the “reset” clause associated with the note’s conversion price. The Company valued the derivative liability of these notes at $1,278,878 using the Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques. As of September 30, 2015, the Company had outstanding unsecured 7% convertible notes for $500,000 that the Company determined were a derivative liability due to the “reset” clause associated with the note’s conversion price. The Company valued the derivative liability of these notes at $384,935 using the Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions (i) dividend yield of 0%; (ii) expected volatility of 148.0%; (iii) risk free rate of 0.001%, (iv) stock price of $0.02, (v) per share conversion price of $0.007, and (vi) expected term of .25 years, as the Company estimates that these notes will be converted by December 31, 2015.

6% Convertible Notes

As of December 31, 2014, the Company had outstanding unsecured 6% convertible notes for $350,000 that the Company determined were a derivative liability due to the “reset” clause associated with the note’s conversion price. The Company valued the derivative liability of these notes at $822,037 using the Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques. As of September 30, 2015, the Company had outstanding unsecured 6% convertible notes for $350,000 that the Company determined were a derivative liability due to the “reset” clause associated with the note’s conversion price. The Company valued the derivative liability of these notes at $211,054 using the Black-Scholes-Merton option pricing model. which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions (i) dividend yield of 0%; (ii) expected volatility of 148.0%; (iii) risk free rate of 0.001%, (iv) stock price of $0.02, (v) per share conversion price of $0.007, and (vi) expected term of .71 years.

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

On July 9, 2015, the Company valued the conversion feature as a derivative liability of this senior secured convertible redeemable debenture at $888,134 and discounted debt by $700,000 and recorded interest expense of $188,134. The Company valued the derivative liability of this debenture at $888,134 using the Black-Scholes-Merton option pricing model. which approximates the

Monte Carlo and other binomial valuation techniques, with the following assumptions (i) dividend yield of 0%; (ii) expected volatility of 160.0%; (iii) risk free rate of 0.25%, (iv) stock price of $0.02, (v) per share conversion price of $0.011, and (vi) expected term of 1.0 years.

As of September 30, 2015, the Company had outstanding this senior secured convertible redeemable debenture at $700,000 that the Company determined were a derivative liability due to the “reset” clause associated with the note’s conversion price. The Company revalued the derivative liability of these notes at $466,667 using the Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques. with the following assumptions (i) dividend yield of 0%; (ii) expected volatility of 160.0%; (iii) risk free rate of 0.25%, (iv) stock price of $0.010, (v) per share conversion price of $0.009, and (vi) expected term of 1.0 years.

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

On August 6 2015, the Company valued the conversion feature as a derivative liability of this senior secured convertible redeemable debenture at $66,668 and discounted debt by $66,668. The Company valued the derivative liability of this debenture at $66,668 using the Black-Scholes-Merton option pricing model. which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions (i) dividend yield of 0%; (ii) expected volatility of 160.0%; (iii) risk free rate of 0.25%, (iv) stock price of $0.02, (v) per share conversion price of $0.018, and (vi) expected term of 1.0 years.

As of September 30, 2015, the Company had outstanding this senior secured convertible redeemable debenture at $100,000 that the Company determined were a derivative liability due to the “reset” clause associated with the note’s conversion price. The Company revalued the derivative liability of these notes at $66,668 using the Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques. with the following assumptions (i) dividend yield of 0%; (ii) expected volatility of 160.0%; (iii) risk free rate of 0.25%, (iv) stock price of $0.010, (v) per share conversion price of $0.009, and (vi) expected term of 1.0 years.

The risk-free rate of return reflects the interest rate for the United States Treasury Note with similar time-to-maturity to that of the warrants.

				Carrying Amount at September 30, 2015
	Fair Value Measurements Using Inputs
Financial Instruments	Level 1	Level 2	Level 3

Liabilities:
Derivative Instruments - Warrants	$-	$1,259,837	$-	$1,259,837

Total	$-	$1,259,837	$-	$1,259,837

For the nine months ended September 30, 2015, the Company recorded non-cash income of $1,795,879 related to the “change in fair value of derivative” expense related to its 6%, 7% and 18% convertible notes.

NOTE 11 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2015, we did not engage in any reportable transactions with our directors, executive officers, holders of more than 5% of our voting securities, and affiliates or immediately family members of our directors, executive officers and holders of more than 5% of our voting securities.

Please see the transactions with CANX, LLC and Logic Works LLC in Note 5 and TCA Global Credit Master Fund LP as discussed in Note 12.

NOTE 12 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable as of September 30, 2015 consists of the following:

				Balance As of September 30, 2015
		Accrued Interest	Debt Discount
	Principal
6% Senior secured convertible notes (2012)	$413,680	$151,640	$-	$565,320
6% Secured convertible note (2014)	350,000	25,348	(128,270)	247,078
7% Convertible note ($850,000)	250,000	89,014	-	339,014
7% Convertible note ($1,000,000)	250,000	119,345	-	369,345
18% Senior secured redeemable convertible debenture ($700,000)	-	18,497	178,162	196,659
18% Senior secured redeemable convertible debenture ($100,000)	33,332	2,762	18,973	55,067
	$1,297,012	$406,606	$68,865	$1,772,483

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

During the nine months ended September 30, 2015, the Company recorded interest expense of $79,971 and $20,486 of non-cash interest expense related to the amortization of the debt discount associated with these 6% convertible notes, respectively. As of September 30, 2015, the outstanding principal on these 6% convertible notes was $413,680, accrued interest was $151,640, and unamortized debt discount was $0, which results in a net amount of $565,320.

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

During the nine months ended September 30, 2015, the Company recorded interest expense of $15,707 and $133,038 of non-cash interest expense related to the amortization of the debt discount associated with these 6% convertible notes, respectively. As of September 30, 2015, the Company has borrowed $350,000 under the Secured Convertible Note and Secured Credit Facility, accrued interest was $25,348 and the unamortized debt discount was $128,270, which results in a net amount of $247,078.

7% Convertible Notes Payable

On October 11, 2013, the Company issued 7% Convertible Notes in the aggregate amount of $850,000 to investors, including Forglen LLC. The principal balance due to Forglen as of December 31, 2014 and September 30, 2015 is $250,000 is due September 30, 2015.  The current annual rate of interest is 24% per annum. The conversion price is $0.007 per share. The Company determined that the conversion feature was a beneficial conversion feature.

On July 14, 2014, the Board of Directors approved a Settlement Agreement and Waiver of Default dated June 19, 2014 with Forglen related to the 7% Convertible Note. The Company cancelled the April 9, 2014 conversion as a result of the SEC suspension in the trading of the Company’s securities and Forglen has $250,000 of principal and interest outstanding on his note payable.

On December 20, 2013, the Company issued 7% Convertible Notes for $1,000,000, including $500,000 from Logic Works LLC. The principal balance due to Logic Works as of December 31, 2014 and September 30, 2015 is $250,000 is due September 30, 2015.  The current annual rate of interest is 24% per annum. The conversion price is $0.007 per share. The Company determined that the conversion feature was a beneficial conversion feature.

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

During the nine months ended September 30, 2015, the Company recorded interest expense of $89,918 and $196,032 of non-cash interest expense related to the amortization of the debt discount associated with these 7% convertible notes, respectively. As of September 30, 2015, the outstanding principal on these 7% convertible notes was $500,000, accrued interest was $208,359, and unamortized debt discount was $0, which results in a net amount of $708,359.

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

In consideration for advisory services provided by Purchaser to the Company prior to the Closing, the Company paid to Purchaser a fee by issuing to Purchaser 10,000,000 shares of Common Stock at $0.02 per share equal to $200,000. The Advisory Fee Shares were valued at a price equal to the lowest volume weighted average price for the Common Stock for the five (5) Business Days immediately prior to the Effective Date, as reported by Bloomberg (the “VWAP”). The Advisory Fee Shares are subject to adjustment as provided in the Securities Purchase Agreement.  If the Advisory Fee Shares are still in possession of the holder at twelve months the holder may require the Company to redeem that number of shares for cash, not to exceed $200,000. As the common stock is conditionally redeemable, the Company has recorded the common stock as mezzanine equity in the accompanying consolidated balance sheet.

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

On July 9, 2015, the Company valued the derivative liability of this senior secured convertible redeemable debenture at $888,134 and reduced debt by $700,000 and recorded interest expense of $188,134. During the nine months ended September 30, 2015, the Company recorded interest expense of $217,131 and $178,162 of non-cash interest expense related to the amortization of the debt discount associated with the senior secured convertible redeemable debentures, respectively. As of September 30, 2015, the Company has borrowed $700,000 under the senior secured convertible redeemable debentures, accrued interest was $18,497 and the unamortized debt credit was $178,162, which results in a net amount of $196,659.

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

In consideration for advisory services provided by Purchaser to the Company prior to the, the Company paid to Purchaser a fee by issuing to Purchaser 5,000,000 shares of Common Stock at $0.02 per share equal to $100,000.   The Advisory Fee Shares were valued at price equal to the lowest volume weighted average price for the Common Stock for the five (5) Business Days immediately prior to the issuance. The Advisory Fee Shares are subject to adjustment as provided in the Securities Purchase Agreement.   If the Advisory Fee Shares are still in possession of the holder at twelve months, the holder may require the Company to redeem that number of shares for cash, not to exceed $100,000. As the common stock is conditionally redeemable, the Company has recorded the common stock as mezzanine equity in the accompanying consolidated balance sheet. The Company also paid certain transaction, due diligence and document review and legal fees in connection with the Transaction.

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

On August 6 2015, the Company valued the derivative liability of this senior secured convertible redeemable debenture at $66,668 and reduced debt by $66,668. During the nine months ended September 30, 2015, the Company recorded interest expense of $2,762 and $18,973 of non-cash interest expense related to the amortization of the debt discount associated with the senior secured convertible redeemable debentures, respectively. As of September 30, 2015, the Company has borrowed $33,332 under the senior secured convertible redeemable debentures, accrued interest was $2,762 and the unamortized debt credit was $18,973, which results in a net amount of $55,067.

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

During the nine months ended September 30, 2015, the Company had the following sales of unregistered sales of equity securities.

On June 16, 2015, the Company issued 7,772,725 shares of its common stock to Horwitz + Armstrong LLP pursuant a conversion of debt for $171,000. The shares were valued at the fair market price of $0.022 per share.

Warrants

The Company did not issue any warrants during the nine months ended September 30, 2015.

A summary of the warrants issued as of September 30, 2015 is as follows:

	September 30, 2015
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	565,000,000	$0.035
Issued	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at end of period	565,000,000	$0.035
Exerciseable at end of period	565,000,000

A summary of the status of the warrants outstanding as of September 30, 2015 is presented below:

	September 30, 2015
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life	Price	Exerciseable	Price
540,000,000	3.56	$0.033	540,000,000	$0.033
25,000,000	3.19	0.080	25,000,000	0.080

565,000,000	3.52	$0.035	565,000,000	$0.035

Warrants totaling 565,000,000 shares of common stock have an intrinsic value of $0 as of September 30, 2015.

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

Stock Option Activity

During the nine months ended September 30, 2015, the Company had no stock option activity.

As of September 30, 2015, there are 40,570,000 options to purchase common stock at an average exercise price of $0.058 per share outstanding under the 2011 Stock Incentive Plan. The Company recorded $138,532 and $623,799 of compensation expense, net of related tax effects, relative to stock options for the three months ended September 30, 2015 and 2014 in accordance with ASC 505. Net loss per share (basic and diluted) associated with this expense was approximately ($0.00). At September 30, 2015, there is $407,665 of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately 3.96 years.

Stock option activity for the nine months ended September 30, 2015 and the years ended December 31, 2014 and 2013 is as follows:

	Weighted Average
	Options	Exercise Price	$
Outstanding as of December 31, 2012	12,851,187	$0.098	$1,259,781
Granted	34,000,000	0.070	2,386,000
Exercised	-	-	-
Forfeitures	(6,000,000)	(0.030)	(180,108)
Outstanding as of December 31, 2013	40,851,187	0.085	3,465,673
Granted	49,720,000	0.075	3,706,000
Exercised	(5,126,187)	(0.133)	(682,922)
Forfeitures	(44,725,000)	(0.092)	(4,132,751)
Outstanding as of December 31, 2014	40,720,000	0.058	2,356,000
Granted	-	-	-
Exercised	-	-	-
Forfeitures	(150,000)	(0.050)	(7,500)
Outstanding as of September 30, 2015	40,570,000	$0.058	$2,348,500

The following table summarizes information about stock options outstanding and exercisable at September 30, 2015:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining Life	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Exerciseable	Exerciseable	Exerciseable
$0.05	24,570,000	4.05	$0.050	9,142,500	$0.050
0.07	16,000,000	3.83	0.070	4,166,667	0.070
	40,570,000	3.96	$0.058	13,309,167	$0.058

Stock option grants totaling 40,570,000 shares of common stock have an intrinsic value of $0 as of September 30, 2015.

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

The Company expects to issue $2 million in common stock or approximately 115.1 million shares related to the settlement of the Consolidated Class Action and Derivative Action lawsuits alleging violations of federal securities laws that were filed against the Company in United States District Court, Central District of California. The shares have not been issued as of November 30, 2015. The Company accrued $2,000,000 as loss on class action lawsuits and contingent liabilities as of September 30, 2015.

Sales and Payroll Tax Liabilities

As of November 30, 2015, the Company owes approximately $116,000 in sales tax and $23,000 in payroll taxes primarily from early 2014. We are currently negotiating or operating under payment plans on these liabilities.

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

The aggregate future minimum lease payments under operating leases, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended September 30,	Total
2016	$127,068
2017	65,001
2018	29,086
2019	0
2020	-
Beyond	-
Total	$221,154

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

i	Two million shares will vest immediately upon securing a market maker with an approved 15c2-11 resulting in the Company’s relisting on OTCBB (not earned as of September 30, 2015);

ii	Two million shares will vest immediately upon the successful approval and effectiveness of the Company’s S-1 (not earned as of September 30, 2015);

iii	Two million shares will vest immediately upon the Company’s resolution of the class action lawsuits (earned as of August 17, 2015); and,

iv	Ten million shares will vest on a monthly basis over a period of three years beginning on the July 1, 2014.

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

Subsequent to September 30, 2015, the following material transactions occurred:

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

The Company expects to issue $2 million in common stock or approximately 115.1 million shares related to the settlement of the Consolidated Class Action and Derivative Action lawsuits alleging violations of federal securities laws that were filed against the Company in United States District Court, Central District of California. The shares have not been issued as of November 30, 2015. The Company accrued $2,000,000 as loss on class action lawsuits and contingent liabilities as of September 30, 2015.

Sales and Payroll Tax Liabilities

As of November 30, 2015, the Company owes approximately $116,000 in sales tax and $23,000 in payroll taxes primarily from early 2014. We are currently negotiating or operating under payment plans on these liabilities.

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

During October 2015, the Company implemented heightened corporate governance measure pursuant to the Derivative Action Settlement.

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

Employment and Consulting Agreements Defaults

The Company owes Marco Hegyi approximately $39,083 in payroll and expenses as of November 30, 2015 and is in default under the Employment Agreement with Mr. Hegyi.

The Company owes Mark Scott approximately $62,720 in payroll and expenses as of November 30, 2015 and is in default under the Consulting Agreement with Mr. Scott.

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

The retail expansion plan, starting in July 2013, was expected to maintain the pre-acquisition revenue pace of GrowLife Hydroponics’ earlier purchase of Rocky Mountain Hydroponics, LLC, a Colorado limited liability company (“RMC”), and Evergreen Garden Center, LLC, a Maine limited liability company (“EGC”), and generate sales of $5.5 million in 2013.  For several reasons, GrowLife Hydroponics achieved 2013 revenue of $4.8 million.  In addition, GrowLife Hydroponics opened two more stores in Plaistow, New Hampshire and Peabody, Massachusetts.  This seven store expansion across five states exposed three issues with the retail expansion plan: (i) the cost of inventory, integration and ramp up in offsetting revenue was understated; (ii) the laws, policies and resulting customer purchase process across the five states varied greatly and lowered the expected economies of scale; and (iii) the competitive hydroponic supplier market lowered expected operating margins.  The lack of financial resources to offset the operating losses from the retail expansion initiative necessitated a change of our plans.

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

Starting in June 2014 we focused on cost reductions with minimal revenue loss as our focus.  The primary reduction in operating costs came from (i) streamlining non-profitable personnel, lowering expenses by replacing the Woodland Hills, California headquarters with that of Seattle, Washington that serves more people at a lower cost; (ii) closing the unprofitable Peabody, Massachusetts, Woodland Hills, California and Plaistow, New Hampshire stores; (iii) relocating the Greners e-commerce operation from Santa Rosa, California to the Boulder, Colorado store until a new Denver facility is set up; (iv) reducing full-time employees from 46 to 8 as of November 30, 2015; and (v) closing the Phototron subsidiary in California.  While transition costs were paid out, the repurposing of company resources is expected to reduce our operating expenses and allows for greater market reach and efficiencies.

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

Employees

Starting the three months ended September 30, 2014, we reduced our manpower count from 46 to 8 as of November 30, 2015 by leveraging all our manpower across many areas.  All company operations are continually reviewed for growth opportunities and direct sales along with GrowLife eco, a premium line of eco-friendly products, is enabling the Company to expand its coverage in a cost-effective manner.

As of November 30, 2015, we had one full-time employee and one consultant at our Seattle, Washington office. Marco Hegyi, our President, is based in Seattle, Washington. Mark E. Scott, our consulting CFO, is based out of in Seattle, Washington and Atlanta, Georgia. In addition, we have 7 employees located throughout the United States who operate our e-commerce, direct sales and retail businesses. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We believe that we have a good relationship with our employees.

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

Competition

Certain large commercial cultivators have found themselves willing to assume their own equipment support by buying large volume purchased directly from certain suppliers and distributors such as Sunlight Supplies, HydroFarm, and UHS.  Other key competitors on the retail side include Way to Grow, Cultivate Colorado and many local product resellers of hydroponic equipment.  On the e-commerce business, GrowersHouse.com, Hydrobuilder.com, HorticultureSource.com and smaller online resellers using Amazon and eBay e-commerce sub-systems.

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

THE COMPANY’S COMMON STOCK

Our common stock trades on the grey market under the symbol “PHOT.”  While the company is currently without a market maker, our stock does trade directly between buyers and sellers.

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

(dollars in thousands)

	Three Months Ended September 30,
	2015	2014	$ Variance	% Variance
Net revenue	$525	$2,105	$(1,580)	-75.1%
Cost of goods sold	604	2,284	(1,680)	73.6%
Gross profit	(79)	(179)	100	-55.9%
General and administrative expenses	699	1,923	(1,224)	63.7%
Operating loss	(778)	(2,102)	1,324	63.0%
Other income (expense):
Change in fair value of derivative	1,747	(6,949)	8,696	125.1%
Interest expense, net	(599)	(28,715)	28,116	97.9%
Other expense	(468)	-	(468)	-100.0%
Total other income (expense)	680	(35,664)	36,812	103.2%
Income (loss) before income taxes	(98)	(37,766)	38,136	101.0%
Income taxes - current benefit	-	-	-	0.0%
Net income (loss)	$(98)	$(37,766)	$38,136	101.0%

THREE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THE THREE MONTHS ENDED SEPTEMER 30, 2014

Revenue

Net revenue for the three months ended September 30, 2015 decreased $1,580,000 to $525,000 as compared to $2,105,000 for the three months ended September 30, 2014. The decrease was due to (i) lower revenue from the retail stores acquired by GrowLife Hydroponics’ acquisition of Rocky Mountain Hydroponics and Evergreen Garden Center on June 7, 2013; (ii) closure of the unprofitable Peabody, Massachusetts, Woodland Hills, California and Plaistow, New Hampshire stores; (iii) relocation of the Greners eCommerce operation from Santa Rosa, California to the Boulder, Colorado store until a new Denver facility is set up; (iv) reducing full-time employees from 46 to 8 as of November 30, 2015; and (v) closing the Phototron subsidiary in California.

Cost of Goods Sold

Cost of sales for the three months September 30, 2015 decreased $1,680,000 to $604,000 as compared to $1,756,000 for the three months ended September 30, 2014. The decrease was due to (i) lower revenue from the retail stores acquired by GrowLife Hydroponics’ acquisition of Rocky Mountain Hydroponics and Evergreen Garden Center on June 7, 2013; (ii) closure of the unprofitable Peabody, Massachusetts, Woodland Hills, California and Plaistow, New Hampshire stores; (iii) relocation of the Greners eCommerce operation from Santa Rosa, California to the Boulder, Colorado store until a new Denver facility is set up; and (iv) closing the Phototron subsidiary in California.

Gross profit was ($79,000) for the three months ended September 30, 2015 as compared to ($179,000) for the three months ended September 30, 2014. The gross margin was (15.0%) for the three months ended September 30, 2015 as compared to (8.5%) for the three months ended September 30, 2014. The increase was due to selling our products at a lower price during the three months ended September 30, 2015 to reduce inventory to be shipped from the closed stores to the remaining stores and the direct channel.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2015 decreased $1,224,000 to $699,000 as compared to $1,923,000 for the three months ended September 30, 2014. The decrease was due to (i) common stock issued for services of $983,000; (ii) decreased rent of $44,000; (iii) decreased sales and marketing expenses of $44,000; (iv) decreased stock based compensation of $43,000; and (v) a net reduction in other general expenses of $110,000. As part of the general and administrative expenses for the three months September 30, 2015, we recorded investor relation expenses of $1,000 and did not record any business development expenses.

The decrease related to (i) closure of the unprofitable Peabody, Massachusetts, Woodland Hills, California and Plaistow, New Hampshire stores; (ii) relocation of the Greners eCommerce operation from Santa Rosa, California to the Boulder, Colorado store until a new Denver facility is set up; (iii) reducing full-time employees from 46 to 8 as of November 30, 2015; and (iv) closing the Phototron subsidiary in California.

Non-cash general and administrative expenses for the three months ended September 30, 2015 was $64,000, with (i) depreciation and amortization of $26,000; and (ii) stock based compensation of $38,000 related to stock option grants.

Non-cash general and administrative expenses for the three months ended September 30, 2014 totaled $1,062,000, with (i) depreciation and amortization of $35,000; (ii) stock based compensation of $44,000 related to stock option grants issued in 2014; and (iii) increased common stock issued for services expenses of $983,000.

Other Income/ Expense

Other income for the three months ended September 30, 2015 was $680,000 as compared to other expense of $35,644,000 for the three months ended September 30, 2014. The other income for the three months ended September 30, 2015 included change in derivative liability of $1,747,000, offset by interest expense of $599,000 and other expense of $468,000. The change in derivative liability is the non-cash change in the fair value and relates to our derivative instruments.  The non-cash interest related to the amortization of the debt discount associated with our convertible notes, accrued interest expense related to our notes payable. The other expense is primarily related to the TCA funding.

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

Net (Loss)

Net loss for the three months ended September 30, 2015 was $98,000 as compared to net loss of $37,766,000 for the three months ended September 30, 2014 for the reasons discussed above.

Net loss for the three months ended September 30, 2015 included non-cash income of $859,000, including (i) change in derivative liability of $1,546,000 and other of $77,000, offset by (ii) depreciation and amortization of $26,000; (iii) stock based compensation of $38,000 related to stock option grants; (iv) interest expense of $400,000; (v) preferred shares issues for services of $300,000.

Net loss for the three months ended September 30, 2014 included non-cash expenses of $36,726,000, including (i) loss on change – derivative liability of $6,949,000; (ii) depreciation and amortization of $35,000; (ii) stock based compensation of $44,000 related to stock option grants; (iii) common stock issued for services expenses of $983,000; and (iv) interest expense of $28,715,000 primarily related to the issuance of a 300,000,000 share warrant to CANX on July 10, 2014.

We expect losses to continue as we implement our business plan.

(dollars in thousands)

	Nine Months Ended September 30,
	2015	2014	$ Variance	% Variance
Net revenue	$3,123	$6,745	$(3,622)	-53.7%
Cost of goods sold	2,693	5,903	(3,210)	54.4%
Gross profit	430	842	(412)	-48.9%
General and administrative expenses	2,182	6,684	(4,502)	67.4%
Operating loss	(1,752)	(5,842)	4,090	70.0%
Other income (expense):
Change in fair value of derivative	1,796	(20,260)	22,056	108.9%
Interest expense, net	(952)	(63,906)	62,954	98.5%
Other expense	(477)	-	(477)	-100.0%
Loss on class action lawsuit settlements	(2,081)	-	(2,081)	-100.0%
Total other income (expense)	(1,714)	(84,166)	85,010	101.0%
Income (loss) before income taxes	(3,466)	(90,008)	89,100	99.0%
Income taxes - current benefit	-	-	-	0.0%
Net income (loss)	$(3,466)	$(90,008)	$89,100	99.0%

NINE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2014

Revenue

Net revenue for the nine months ended September 30, 2015 decreased $3,622,000 to $3,123,000 as compared to $6,745,000 for the nine months ended September 30, 2014. The decrease was due to (i) lower revenue from the retail stores acquired by GrowLife Hydroponics’ acquisition of Rocky Mountain Hydroponics and Evergreen Garden Center on June 7, 2013; (ii) closure of the unprofitable Peabody, Massachusetts, Woodland Hills, California and Plaistow, New Hampshire stores; (iii) relocation of the Greners eCommerce operation from Santa Rosa, California to the Boulder, Colorado store until a new Denver facility is set up; (iv) reducing full-time employees from 46 to 8 as of November 30, 2015; and (v) closing the Phototron subsidiary in California.

Cost of Goods Sold

Cost of sales for the nine months ended September 30, 2015 decreased $3,210,000 to $2,693,000 as compared to $5,903,000 for the nine months ended September 30, 2014. The decrease was due to (i) lower revenue from the retail stores acquired by GrowLife Hydroponics’ acquisition of Rocky Mountain Hydroponics and Evergreen Garden Center on June 7, 2013; (ii) closure of the unprofitable Peabody, Massachusetts, Woodland Hills, California and Plaistow, New Hampshire stores; (iii) relocation of the Greners eCommerce operation from Santa Rosa, California to the Boulder, Colorado store until a new Denver facility is set up; and (iv) closing the Phototron subsidiary in California.

Gross profit was $430,000 for the nine months ended September 30, 2015 as compared to $842,000 for the nine months ended September 30, 2014. The gross margin was 13.8% for the nine months ended September 30, 2015 as compared to 12.5% for the nine months ended September 30, 2014. The gross profit % was due to selling our products at a lower price during the nine months ended September 30, 2015 and 2014 to reduce inventory to be shipped from the closed stores to the remaining stores and the direct channel.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2015 decreased $4,502,000 to $2,182,000 as compared to $6,684,000 for the nine months ended September 30, 2014. The decrease was due to (i) decreased legal expense of $178,000; (ii) decreased wages of $593,000; (iii) decreased rent of $139,000; (iv) decreased sales and marketing of $217,000; (v) decreased auditing and accounting costs of $135,000; (vi) decreased public relations of $555,000; (vii) common stock issued for services expenses of $2,628,000; and (viii) decreased other general expenses of $57,000. As part of the general and administrative expenses for the nine months September 30, 2015, we recorded investor relation expenses of $20,000 and did not record any business development expenses.

The decrease related to (i) closure of the unprofitable Peabody, Massachusetts, Woodland Hills, California and Plaistow, New Hampshire stores; (ii) relocation of the Greners eCommerce operation from Santa Rosa, California to the Boulder, Colorado store until a new Denver facility is set up; (iii) reducing full-time employees from 46 to 8 as of November 30, 2015; and (iv) closing the Phototron subsidiary in California.

Non-cash general and administrative expenses for the nine months ended September 30, 2015 was $230,000, with (i) depreciation and amortization of $91,000; and (ii) stock based compensation of $139,000 related to stock option grants.

Non-cash general and administrative expenses for the nine months ended September 30, 2014 totaled $3,359,000, with (i) depreciation and amortization of $107,000; (ii) stock based compensation of $624,000 related to stock option grants; and (iii) increased common stock issued for services expenses of $2,628,000.

Other Income/ Expense

Other expense for the nine months ended September 30, 2015 was $1,714,000 as compared to other expense of $84,166,000 for the nine months ended September 30, 2014. The other expense for the nine months ended September 30, 2015 included change in derivative liability of $1,796,000, offset by interest expense of $952,000, other expense of $477,000 and loss on class action lawsuit settlements of $2,081,000. The change in derivative liability is the non-cash change in the fair value and relates to our derivative instruments.  The non-cash interest related to the amortization of the debt discount associated with our convertible notes, accrued interest expense related to our notes payable. We accrued $2,081,000 as loss on class action lawsuits and contingent liabilities as of September 30, 2015. The other expense is primarily related to the TCA funding.

The expenses for the nine months ended September 30, 2014 included change in derivative liability of $20,260,000 and interest expense of $63,879,000. The loss on change- derivative liability is the non-cash change in the fair value and relates to our derivative instruments.  The non-cash interest related to the amortization of the debt discount associated with our convertible notes, accrued interest expense related to our notes payable and the issuance of a 100,000,000 share warrant to CANX in February 7, 2014 and a 300,000,000 share warrant to CANX on July 10, 2014.

Net (Loss)

Net loss for the nine months ended September 30, 2015 was $3,466,000 as compared to a net loss of $90,008,000 for the nine months ended September, 2014 for the reasons discussed above.

Net loss for the nine months ended September 30, 2015 included non-cash expense of $1,712,000, including (i) depreciation and amortization of $91,000; (ii) stock based compensation of $139,000 related to stock option grants; (iii) interest expense of $754,000, (iv) loss on class action lawsuit settlements of $2,000,000; (v) preferred shares issued for services of $300,000; and (v) other of $23,000, offset by (iv) change in derivative liability of $1,595,000.

Net loss for the nine months ended September 30, 2014 non-cash expenses of $87,511,000, including (i) change in derivative liability of $20,260,000; (ii) depreciation and amortization of $107,000; (iii) stock based compensation of $624,000 related to stock option grants; (iv) common stock issued for services expenses of $2,628,000; (v) change in inventory reserve of $13,000; and (vi) interest expense of $63,879,000.

We expect losses to continue as we implement our business plan.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $63,000 and a net working capital deficit of approximately $2,858,000 (excluding the derivative liability- warrants of $1,260,000 as of September 30, 2015.  We expect losses to continue as we grow our business. Our cash used in operations for the nine months ended September 30, 2015 and the year ended December 31, 2014 was $1,011,000 and $2,123,000, respectively.

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

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2015 was $1,011,000. This amount was primarily related to a net loss of $3,466,000 and $76,000 in other items, offset by a reduction in inventory of $427,000, an increase in accounts payable of $391,000 and non-cash expenses of $1,712,000 consisting of (i) depreciation and amortization of $91,000; (ii) stock based compensation of $139,000 related to stock option grants; (iii) $546,000 related to the amortization of the debt discount associated with our convertible notes payable; (iv) $207,000 of accrued interest expense related to our notes payable; (v) loss on class action lawsuit settlements of $2,000,000; (vi) write-off of patent expenses of $4,000; (vii) preferred shares issued for services of $300,000; and (viii) excess and obsolete inventory of $20,000; offset by (ix) change in derivative liability of $1,595,000.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2015 was $786,000. This amount was related to the TCA fundings.

Our contractual cash obligations as of September 30, 2015 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$221,154	$127,068	$94,087	$-	$-
Note payable	2,470,286	2,470,286	0	-	-
Capital expenditures	50,000	50,000	-	-	-
	$2,741,440	$2,647,354	$94,087	$-	$-

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

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of September 30, 2015 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

During the nine months ended September 30, 2015, we did not close the books and records on a timely basis for file the Form 10-Q due to a lack of cash. However, there were no changes in internal control over financing reporting.

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

We expect to issue $2 million in common stock or approximately 115.1 million shares related to the settlement of the Consolidated Class Action and Derivative Action lawsuits alleging violations of federal securities laws that were filed against the Company in United States District Court, Central District of California. The shares have not been issued as of November 30, 2015. We accrued $2,000,000 as loss on class action lawsuits and contingent liabilities as of September 30, 2015.

Sales and Payroll Tax Liabilities

As of November 30, 2015, we owe approximately $116,000 in sales tax and $23,000 in payroll taxes primarily from early 2014. We are currently negotiating or operating under payment plans on these liabilities.

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

On July 10, 2014, we closed a Waiver and Modification Agreement, Amended and Restated Joint Venture Agreement, Secured Credit Facility and Secured Convertible Note with CANX, and Logic Works LLC, a lender and shareholder of the Company. As of September 30, 2015, we have borrowed $350,000 under the Secured Convertible Note and Secured Credit Facility dated June 25, 2014 with Logic Works.

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

As of November 30, 2015, 23 states and the District of Columbia allow its citizens to use medical marijuana.  Additionally, 4 states have legalized cannabis for adult use.  The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration has effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana.   However, there is no guarantee that the administration will not change its stated policy regarding the low-priority enforcement of federal laws.  Additionally, any new administration that follows could change this policy and decide to enforce the federal laws strongly.  Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us and its shareholders.

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

We have experienced net losses since inception. As of September 30, 2015, we had an accumulated deficit of $114.5 million. There can be no assurance that we will achieve or maintain profitability.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting. During the review of our financial statements for the nine months ended September 30, 2015, our management identified material weaknesses in our internal control over financial reporting. If these weaknesses continue, investors could lose confidence in the accuracy and completeness of our financial reports and other disclosures.

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

Our stock is categorized as a penny stock The SEC has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than US$ 5.00 per share or an exercise price of less than US$ 5.00 per share, subject to certain exclusions (e.g., net tangible assets in excess of $2,000,000 or average revenue of at least $6,000,000 for the last three years). The penny stock rules impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Finally, broker-dealers may not handle penny stocks under $0.10 per share.

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

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of September 30, 2015, there were approximately 902.1 million shares of our common stock issued and outstanding.  In addition, as of September 30, 2015, there are also (i) stock option grants outstanding for the purchase of 40.6 million common shares at a $0.058 average strike price; (ii) warrants for the purchase of 565.0 million common shares at a $0.035 average exercise price; (iii) 235.6 million shares related to convertible debt that can be converted at 0.007 per share; and (iv) 6.0 million shares that may be issued to a former executive related to a severance agreement. We expect to issue $2 million in common stock or approximately 115.1 million shares related to the settlement of the Consolidated Class Action and Derivative Action lawsuits alleging violations of federal securities laws that were filed against the Company in United States District Court, Central District of California. The shares have not been issued as of November 30, 2015. In addition, we have an unknown number of common shares to be issued under the TCA financing agreements. If all stock option grant, warrant and contingent shares are issued, approximately 1.864 billion of our currently authorized 3 billion shares of common stock will be issued and outstanding.

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

During the three months ended September 30, 2015, we had the following sales of unregistered sales of equity securities:

On July 9, 2015, we issued 10,000,000 shares of contingently redeemable common stock to TCA Global Credit Master Fund LP, an accredited investor, under an Advisory Agreement related to a Securities Purchase Agreement which closed July 9, 2015. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act since, among other things, the transactions did not involve a public offering and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

On August 6, 2015, we issued 5,000,000 shares of contingently redeemable common stock to TCA Global Credit Master Fund LP, an accredited investor,  under an Advisory Agreement related  Committed Equity Facility which closed on August 6, 2015. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act since, among other things, the transactions did not involve a public offering and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

ITEM 5.                       OTHER INFORMATION

This item is not applicable.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are attached hereto unless otherwise indicated as being incorporated by reference, as follows:

(a)	Exhibits

Exhibit No.	Description

10.1	Securities Purchase Agreement, dated July 9, 2015, entered into by and between GrowLife, Inc., its subsidiaries and TCA Global Credit Master Fund LP. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on July 16, 2015, and hereby incorporated by reference.

10.2	Senior Secured, Convertible, Redeemable Debenture entered into by and between GrowLife, Inc. and TCA Global Credit Master Fund LP. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on July 16, 2015, and hereby incorporated by reference.

10.3	Form of Security Agreement entered into by and between GrowLife, Inc. and its subsidiaries, respectively, and TCA Global Credit Master Fund LP. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on July 16, 2015, and hereby incorporated by reference.

10.4	Form of Guaranty Agreement entered into by and between GrowLife, Inc.’s subsidiaries, respectively, and TCA Global Credit Master Fund LP. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on July 16, 2015, and hereby incorporated by reference.

10.5	Form of Pledge Agreement entered into by and between GrowLife, Inc. and TCA Global Credit Master Fund LP. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on July 16, 2015, and hereby incorporated by reference.

10.6	Intercreditor Agreement, dated July 9, 2015, entered into by and between GrowLife, Inc., its subsidiaries, Logic Works LLC and TCA Global Credit Master Fund LP. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on July 16, 2015, and hereby incorporated by reference.

10.7	Form of Subordination Agreement, dated July 9, 2015, entered into by and between GrowLife, Inc., its subsidiaries, TCA Global Credit Master Fund LP and Jordan Scott and Andrew Gentile, respectively. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on July 16, 2015, and hereby incorporated by reference.

10.8	Form of Amendment No. 2 to 6% Senior Secured Convertible Note, dated July 9, 2015, entered into by and between GrowLife, Inc. and Jordan Scott and Andrew Gentile, respectively. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on July 16, 2015, and hereby incorporated by reference.

10.9	Investment Banking Letter dated August 27, 2014 by and between GrowLife, Inc. and D. Weckstein & Co.Inc. Filed as an exhibit to the Company’s Form 10-K dated December 31, 2014 and filed with the SEC on September 30, 2015, and incorporated by reference.

10.10	Securities Purchase Agreement dated August 6, 2015 and entered into by and between GrowLife, Inc., its subsidiaries and TCA Global Credit Master Fund LP. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on August 12, 2015, and hereby incorporated by reference.

10.11	Senior Secured Convertible Redeemable Debenture dated August 6, 2015 and entered into by and between GrowLife, Inc., its subsidiaries and TCA Global Credit Master Fund LP. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on August 12, 2015, and hereby incorporated by reference.

10.12	Committed Equity Facility dated August 6, 2015 entered into by and between GrowLife, Inc. and TCA Global Credit Master Fund LP. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on August 12, 2015, and hereby incorporated by reference.

10.13	Registration Rights Agreement dated August 6, 2015 entered into by and between GrowLife, Inc. and TCA Global Credit Master Fund LP. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on August 12, 2015, and hereby incorporated by reference.

10.14	Authorization Agreement dated August 6, 2015 entered into by and between GrowLife, Inc., its subsidiaries and TCA Global Credit Master Fund LP. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on August 12, 2015, and hereby incorporated by reference.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 906 Certifications.

32.2	Section 906 Certifications.

101	Interactive data files pursuant to Rule 405 of Regulation S-T. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GROWLIFE, INC.

(Registrant)

Date: December 1, 2015	By:	/s/ Marco Hegyi
Marco Hegyi
President, and Director
(Principal Executive Officer)

Date: December 1, 2015	By:	/s/ Mark Scott
Mark Scott
Consulting Chief Financial Officer
(Principal Financial and Accounting Officer)