Form 10-K
period 2015-12-31
GROWLIFE, INC.
filed 2016-04-14
CIK 1161582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 2015

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

(866) 781-5559
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes    ☒ No

As of June 30, 2015 (the last business day of our most recently completed second fiscal quarter), based upon the last reported trade on that date, the aggregate market value of the voting and non-voting common equity held by non-affiliates (for this purpose, all outstanding and issued common stock minus stock held by the officers, directors and known holders of 10% or more of the Company’s common stock) was $16,793,431.

As of April 14, 2016 there were 1,099,143,981 shares of the issuer’s common stock, $0.0001 par value per share, outstanding, excluding 15,000,000 shares recorded as contingently redeemable common stock.

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

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

THE COMPANY AND OUR BUSINESS

GrowLife, Inc. (“GrowLife” or the “Company”) was incorporated under the laws of the State of Delaware and is headquartered in Seattle, Washington. We were founded in 2012 with the Closing of the Agreement and Plan of Merger with SGT Merger Corporation. We have authorized common stock of 3,000,000,000 shares at $0.0001 par value and 10,000,000 shares of preferred stock with a par value of $0.0001 were authorized by the shareholders.  In addition, on October 21, 2015 we issued 150,000 Series B Preferred Stock at a stated value equal to $10.00 per share that is convertible into our common stock.  On October 21, 2015, we also issued 51 shares of Series C Preferred Stock at $0.0001 par value per share.

Our goal of becoming the nation’s largest cultivation facility service provider for the production of organics, herbs and greens and plant-based medicines has not changed. Our mission is to best serve more cultivators in the design, build-out, expansion and maintenance of their facilities with products of high quality, exceptional value and competitive price. Through knowledgeable representatives, regional centers and its e-commerce website, GrowLife provides essential and hard-to-find goods including media (i.e., farming soil), industry-leading hydroponics equipment, organic plant nutrients, and thousands more products to specialty grow operations across the United States.

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

Resumed Trading of our Common Stock

On February 18, 2016, our common stock resumed unsolicited quotation on the OTC Bulletin Board after receiving clearance from the Financial Industry Regulatory Authority (“FINRA”) on our Form 15c2-11.  We are currently taking the appropriate steps to uplist to the OTCQB Exchange and resume priced quotations with market makers as soon as it is able.

Overcoming Company Challenges

We grew through a series of acquisitions in 2012 and 2013 leading to seven retail stores.  In 2013 we expected to grow through the following three key initiatives (i) expanding to 30 retail stores at an expected average annual revenue of $1.25 million with 12 stores in 2014 resulting in sales of $15 million; (ii) educating the investment community of the demand for indoor growing equipment from the cannabis industry; and (iii) engaging a joint venture investor willing to provide financial resources for acquisitions and strategic investments. The three initiatives were expected to help position us as the leading supplier and participating investor to the emerging cannabis industry and were therefore announced and allocated resources with those goals in mind.

The retail expansion plan, starting in July 2013, was expected to maintain the pre-acquisition revenue pace of GrowLife Hydroponics’ earlier purchase of Rocky Mountain Hydroponics, LLC, a Colorado limited liability company (“RMC”), and Evergreen Garden Center, LLC, a Maine limited liability company (“EGC”), and generate sales of $5.5 million in 2013.  For several reasons, GrowLife Hydroponics achieved 2013 revenue of $4.8 million.  In addition, GrowLife Hydroponics opened two more stores in Plaistow, New Hampshire and Peabody, Massachusetts.  This seven store expansion across five states exposed three issues with the retail expansion plan: (i) the cost of inventory, integration and ramp up in offsetting revenue was under-estimated; (ii) the laws, policies and resulting customer purchase process across the five states varied greatly and lowered the expected economies of scale benefit; and (iii) the increasing competitive hydroponic supplier market, stemming from manufacturers selling directly to cultivators, lowered expected operating margins.  The lack of financial resources to offset the operating losses from the retail expansion initiative necessitated a change of our plans.

An education initiative was formed where GrowLife engaged Grass Roots Research and Distribution, Inc., a market research and marketing firm, to study our 2013 plan, the emerging growth of the cannabis industry and estimate the possible financial impact to GrowLife and its valuation.  Sets of reports were published and supported with GrowLife press releases to educate the new industry and generate greater awareness of GrowLife.  While this initiative proved successful in 2013, we ceased to engage Grass Roots in 2014, after we changed our business strategy.

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

Starting in June 2014 we focused on cost reductions with minimal revenue loss as our focus.  The primary reduction in operating costs came from (i) streamlining non-profitable personnel, lowering expenses by replacing the Woodland Hills, California headquarters with that of Seattle, Washington that serves more people at a lower cost; (ii) closing the unprofitable Peabody, Massachusetts, Woodland Hills, California and Plaistow, New Hampshire stores and Boulder, Colorado; (iii) relocating the Greners.com e-commerce operation from Santa Rosa, California to the Vail, Colorado store until a new Denver facility is set up; (iv) reducing full-time employees from 46 to 8 as of December 31, 2015; and (v) closing the Phototron subsidiary in California.  While transition costs were paid out, the repurposing of company resources is expected to reduce our operating expenses and allows for greater market reach and efficiencies.

However, the challenges of operating a public company under the strains grey market trading and lawsuits, as well as limited access to investment capital kept the company lean.  We also chose to convert inventory into cash.  This reduced our inventory level from approximately $1.8 million during 2014 to $400,000 as of December 31, 2015 and lowered our gross margins to 14.8% for the year ended December 31, 2015.  This conscientious decision was made to help us transition through this period. Also, we reduced our general and administrative expenses from approximately $7.9 million for the year ended December 31, 2014 to $2.7 million for the year ended December 31, 2015.

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

The driving force behind the customer’s pricing pressure is not that cultivators are greedily seeking to increase their profits or capitalize on the expected commoditization of growing equipment and supplies.  Instead, cultivators are quickly adjusting their business models to make a profit.  Also, the innovation of optimized indoor growing equipment and supplies is keeping them from becoming a commodity.  Indoor cultivation business models, whether they are organic fruits and vegetables or cannabis, have been based on supplying a premium priced crop to serve increasing demand.  The dynamics where most of the volume produced is based on supplying a premium crop that is saturating premium demand means that the premium price will drop.  Almost two years ago, a 1/8 of an ounce of premium cannabis was selling for about $70.  Today, the same crop in the same market sells for less than half that price and the surplus that is being sold in the non-premium market is selling for about 25% of the price; in some cases, for less. Source: bloomberg.com/news/articles/2015-06-22/this-survey-says-that-marijuana-prices-are-crashing-in-Colorado.

Our observations from customers reveal that the more sophisticated cultivators have made the business model adjust and most new cultivators have not distinguished the new price elasticity of demand.  In the chart below, the demand line (green) for high grade intersected supply line (red) to define an equilibrium price point.  As new cultivators entered the market they assumed that demand would increase for high grade and create what we call a phantom demand (gray) so that the increase in overall supply would lead to an increase in price (Pp).  However, many reports support that the increase in supply stayed aligned with the original demand (green) and has led to the lower new price (Pn).  The overall increase in demand that is commonly mentioned is not for high grade but for commercial grade, which is used for edibles and a less sophisticated palate.  Source: narcoticnews.com/drug-prices/marijuana/

The cost of indoor growing, which included equipment, supplies, water, electricity, housing and skilled labor, requires capital.  The risk and limited supply of the capital demanded a higher cost for the cannabis market than that of common fruits and vegetables.  The cultivator has found themselves needing to pay more from their crop than expected and needing to sell at close to last year’s prices to achieve a reasonable return.  Many customers have indicated that they were prepared to accept a 20-30% drop in selling price, but a 50% drop has created business challenges.

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

Market Size and Growth

As the states across the country approve medicinal cannabis usage, with different THC and CBD compositions, cultivators purchase equipment and supplies from GrowLife and similar indoor growing supply companies.Therefore, as the cannabis market grows so does the revenue growth opportunity for us.  Researchers from The ArcView Group, a cannabis industry investment and research firm based in Oakland, California, found that the U.S. market for cannabis grew 74 percent in 2014 to $2.7 billion, up from $1.5 billion in 2013.  Today, 23 states plus Washington, DC have legalized cannabis for medical use and four states plus Washington, DC have passed recreational use into law.

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

Strategy

Our goal is to become the nation’s largest cultivation facility service provider for the production of organics, herbs and greens and plant-based medicines. We intend to achieve our goal by (i) expanding our nationwide, multi-channel sales network presence, (ii) offering the best terms for the full range of build-out equipment and consumable supplies, and (iii) deliver superior, innovative products exclusively.

First, we provide distribution through retail, e-commerce and direct sales to have national coverage and serve cultivators of all sizes.  Each channel offers varying pricing for differing benefits. Retail sells at list price by offering inventory convenience, e-commerce provides the lowest price without requiring local inventory, and direct sales delivers the best bid price for high-volume purchasers.  Additional points of service may be added through existing distribution locations and services.  This may be done in several manners such as a value-added reseller program that reaches hundreds of cultivator-centric locations or with collations with other resellers.

Second, we serve the needs of all size cultivators and each one’s unique formulation.   We provide thousands of varieties of supplies from dozens of vendors and distributors.  More importantly is our experience of knowing which products to recommend under each customer’s circumstance.  Growing operations seeking expansion may also qualify for leasing terms by one of our financing partner.

And third, our experience with hundreds of customers allows us to determine specific product needs and sources to test new designs.  Lights, pesticides, nutrients, extraction and growing systems are some examples of products that GrowLife has obtained exclusive access to purchase and distribute.  Popular name branded products are seeking to be part of the GrowLife Company in many forms.  In exchange, we can market their products in a unique manner over generic products.

Our company will expand on these strategies until it serves all the indoor cultivators throughout the country.  Once a customer is engaged, we will gradually expand their purchasing market share by providing greater economic benefit to the customers who buy more products from GrowLife than from other suppliers.

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

The nature of the cannabis industry’s inefficiencies due to the lack of interstate commerce imposed by the Federal government has segmented the market opportunities by State laws, population and demand.  Currently, Colorado laws and population demand make it the most progressive and top market in the industry.  We have elected to have a major retail presence in Colorado with our direct sales team and centralized our national e-commerce operations.  We are currently reaching most of the legal states using both direct sales and seek to re-introduce GrowLife eco products to other hydroponic retailers.

Employees

Starting in 2014 and as of December 31, 2015, we reduced our manpower count from 46 to 8 by leveraging our resources across many areas.  All company operations are continually reviewed for growth opportunities and direct sales along with GrowLife eco, a premium line of eco-friendly products, is planned to enable the Company to expand its coverage in a cost-effective manner.

As of March 30, 2016, we had one full-time employee and one consultant at our Seattle, Washington office. Marco Hegyi, our President, is based in Seattle, Washington. Mark E. Scott, our consulting CFO, is based out of in Seattle, Washington. In addition, we have 7 employees located throughout the United States who operate our e-commerce, direct sales and retail businesses. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We believe that we have a good relationship with our employees.

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

Our key suppliers include distributors such as HydroFarm, Urban Horticultural Supply and Sunlight Supply to product-specific suppliers.  All the products purchased and resold are applicable to indoor growing for organics, greens, and plant-based medicines.

Competition

Certain large commercial cultivators have found themselves willing to assume their own equipment support by buying large volume purchased directly from certain suppliers and distributors such as Sunlight Supplies, HydroFarm, and UHS.  Other key competitors on the retail side consist of local and regional hydroponic resellers of indoor growing equipment.  On the e-commerce business, GrowersHouse.com, Hydrobuilder.com, HorticultureSource.com and smaller online resellers using Amazon and eBay e-commerce market systems.

Intellectual Property and Proprietary Rights

Our intellectual property consists of brands and their related trademarks and websites, customer lists and affiliations, product know-how and technology, and marketing intangibles.

Our other intellectual property is primarily in the form of trademarks and domain names. We also hold rights to more than 30 website addresses related to our business including websites that are actively used in our day-to-day business such as www.growlifeinc.com, www.growlifeeco.com, www.stealthgrow.com, and www.greners.com.

We have a policy of entering into confidentiality and non-disclosure agreements with our employees and some of our vendors and customers as necessary.

Government Regulation

Currently, there are twenty-three states plus the District of Columbia that have laws and/or regulation that recognize in one form or another legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. About a dozen other states are considering legislation to similar effect. There are currently four states that allow recreational use of cannabis. As of the date of this writing, the policy and regulations of the Federal government and its agencies is that cannabis has no medical benefit and a range of activities including cultivation and use of cannabis for personal use is prohibited on the basis of federal law and may or may not be permitted on the basis of state law. Active enforcement of the current federal regulatory position on cannabis on a regional or national basis may directly and adversely affect the willingness of customers of GrowLife to invest in or buy products from GrowLife. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect revenues and profits of the GrowLife companies.

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

THE COMPANY’S COMMON STOCK

Our common stock trades on the OTC Bulletin Board under the symbol “PHOT.”  While the company’s common stock is currently traded without a market maker, its stock does trade directly between buyers and sellers. The Company is currently taking the appropriate steps to uplist to the OTCQB Exchange and resume priced quotations with market makers as soon as it is able.

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

On October 27, 2015, we entered into an Amended and Restated Securities Purchase Agreement and related agreements with TCA Global Credit Master Fund LP whereby we agreed to sell, and TCA agreed to purchase $350,000 of senior secured convertible, redeemable debentures. We previously entered into a Securities Purchase Agreement dated as of April 30, 2015 and effective as of July 9, 2015 to purchase up to $3,000,000 in Debentures. As of October 27, 2015, we sold $1,050,000 in Debentures to TCA and up to $1,950,000 in Debentures remains for sale by us.  The closing of the transaction occurred on October 27, 2015. In addition, TCA has advanced us an additional $100,000 for a total of $1,150.000. Also, on October 21, 2015 we issued 150,000 Series B Preferred Stock at a stated value equal to $10.00 per share to TCA that is convertible into our common stock.  On October 21, 2015, we also issued 51 shares of Series C Preferred Stock at $0.0001 par value per share to TCA that is not convertible into our common stock. In the event of a default under the Amended and Restated TCA Transaction Documents, TCA can exercise voting control over our common stock with their Series C Preferred Stock voting rights

As of April 14, 2016, we are in default on our repayment obligations in our Agreements with TCA and owe TCA approximately $254,000 in principal and interest payments.  We are working to resolve these issues.

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

On February 18, 2016, our common stock resumed unsolicited quotation on the OTC Bulletin Board after receiving clearance from the Financial Industry Regulatory Authority (“FINRA”) on our Form 15c2-11.  We are currently taking the appropriate steps to uplist to the OTCQB Exchange and resume priced quotations with market makers as soon as it is able.

The suspension of trading eliminated our market makers, resulted in our trading on the grey sheets, resulted in legal proceedings and restricted our access to capital. This action had a material adverse effect on our business, financial condition and results of operations. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations, and divest all or a portion of our business.

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

Our Joint Venture Agreement with CANX USA, LLC is important to our operations.

On July 10, 2014, we closed a Waiver and Modification Agreement, Amended and Restated Joint Venture Agreement, Secured Credit Facility and Secured Convertible Note with CANX, and Logic Works LLC, a lender and shareholder of the Company. The Agreements require the filing of a registration statement on Form S-1 within 10 days of the filing of our Form 10-Q for the period ended June 30, 2014. Due to our grey sheet trading status and other issues, we did not file the registration statement.

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

Waiver and Modification Agreement

We entered into a Waiver and Modification Agreement dated June 25, 2014 with Logic Works LLC whereby the 7% Convertible Note with Logic Works dated December 20, 2013 was modified to provide for (i) a waiver of the default under the 7% Convertible Note; (ii) a conversion price which is the lesser of (A) $0.025 or (B) twenty percent (20%) of the average of the three (3) lowest daily VWAPs occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable Conversion Date on which the Holder elects to convert all or part of this Note; (iii) the filing of a registration statement on Form S-1 within 10 days of the filing of the Company’s Form 10-Q for the period ended June 30, 2014; and (iv) continuing interest of 24% per annum. China West III converted its Note into common stock on June 4, 2014. Due to our grey sheet trading status and other issues, we did not file the registration statement.

Amended and Restated Joint Venture Agreement

We entered into an Amended and Restated Joint Venture Agreement dated July 1, 2014 with CANX whereby the Joint Venture Agreement dated November 19, 2013 was modified to provide for (i)  up to $12,000,000 in conditional financing subject to review by GrowLife and approval by OGI for business growth development opportunities in the legal cannabis industry for up to six months, subject to extension; (ii) up to $10,000,000 in working capital loans, with each loaning requiring approval in advance by CANX;  (iii) confirmed that the five year warrants, subject to extension, at $0.033 per share for the purchase of 140,000,000 and 100,000,000 were fully earned and were not considered compensation for tax purposes by the Company; (iv) granted CANX five year warrants, subject to extension, to purchase 300,000,000 shares of common stock at the fair market price of $0.033 per share as determined by an independent appraisal; (v) warrants as defined in the Agreement related to the achievement of OGI milestones; (vi) a four year term, subject to adjustment and (vi) the filing of a registration statement on Form S-1 within 10 days of the filing of our Form 10-Q for the period ended June 30, 2014. Due to our grey sheet trading status and other issues, we did not file the registration statement.

Secured Convertible Note and Secured Credit Facility

We entered into a Secured Convertible Note and Secured Credit Facility dated June 25, 2014 with Logic Works whereby Logic Works agreed to provide up to $500,000 in funding. Each funding requires approval in advance by Logic Works, provides for interest at 6% with a default interest of 24% per annum and requires repayment by June 26, 2016. The Note is convertible into our common stock at the lesser of $0.007 or (B) 20% of the average of the three (3) lowest daily VWAPs occurring during the 20 consecutive Trading Days immediately preceding the applicable conversion date on which Logic Works elects to convert all or part of this 6% Convertible Note, subject to adjustment as provided in the Note. The 6% Convertible Note is collateralized by our assets. We also agreed to file a registration statement on Form S-1 within 10 days of the filing of our Form 10-Q for the three months ended June 30, 2014 and have the registration statement declared effective within ninety days of the filing of our Form 10-Q for the three months ended June 30, 2014. Due to our grey sheet trading status and other issues, we did not file the registration statement.

On July 10, 2014, we closed a Waiver and Modification Agreement, Amended and Restated Joint Venture Agreement, Secured Credit Facility and Secured Convertible Note with CANX, and Logic Works LLC, a lender and shareholder of the Company. As of December 31, 2015, we have borrowed $350,000 under the Secured Convertible Note and Secured Credit Facility dated June 25, 2014 with Logic Works.

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

Our history of net losses has raised substantial doubt about our ability to continue as a going concern, and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2015 and 2014 with respect to this uncertainty. Accordingly, our ability to continue as a going concern will require us to seek alternative financing to fund our operations. This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. Future reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern.

We have a history of operating losses and there can be no assurance that we can again achieve or maintain profitability.

We have experienced net losses since inception. As of December 31, 2015, we had an accumulated deficit of $116.7 million. There can be no assurance that we will achieve or maintain profitability.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting. During the review of our financial statements for the year ended December 31, 2015, our management identified material weaknesses in our internal control over financial reporting. If these weaknesses continue, investors could lose confidence in the accuracy and completeness of our financial reports and other disclosures.

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

We are dependent on key personnel and we are default under Employment and Consulting Agreements

Our success depends to a significant degree upon the continued contributions of key management and other personnel, some of whom could be difficult to replace. We do not maintain key man life insurance covering our officers except for Marco Hegyi, our President. We are in default under the Employment Agreement with Mr. Hegyi and the Consulting Agreement with Mr. Scott.

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

We have limited insurance.

We have no directors’ and officers’ liability insurance and limited commercial liability insurance policies. Any significant claims would have a material adverse effect on our business, financial condition and results of operations.

Risks Related to our Common Stock

CANX, Logic Works and China West and TCA could have significant influence over matters submitted to stockholders for approval.

CANX, Logic Works and China West

As of December 31, 2015, CANX, Logic Works and China West in the aggregate hold shares representing approximately 53.9% of our common stock on a fully-converted basis and could be considered a control group for purposes of SEC rules. However, their agreements limit their ownership to 4.99% individually and each of the parties disclaims its status as a control group or a beneficial owner due to the fact that their beneficial ownership is limited to 4.99% per their agreements. Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days after the date of determination. If these persons were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our officers, directors, management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire.

TCA

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

On October 27, 2015, we entered into an Amended and Restated Securities Purchase Agreement and related agreements with TCA Global Credit Master Fund LP whereby we agreed to sell, and TCA agreed to purchase $350,000 of senior secured convertible, redeemable debentures. We previously entered into a Securities Purchase Agreement dated as of April 30, 2015 and effective as of July 9, 2015 to purchase up to $3,000,000 in Debentures. As of October 27, 2015, we sold $1,050,000 in Debentures to TCA and up to $1,950,000 in Debentures remains for sale by us.  The closing of the transaction occurred on October 27, 2015. In addition, TCA has advanced us an additional $100,000 for a total of $1,150.000. In addition, on October 21, 2015 we issued 150,000 Series B Preferred Stock at a stated value equal to $10.00 per share to TCA that is convertible into our common stock. On October 21, 2015, we also issued 51 shares of Series C Preferred Stock at $0.0001 par value per share to TCA that is not convertible into our common stock. In the event of a default under the Amended and Restated TCA Transaction Documents, TCA can exercise voting control over our common stock with their Series C Preferred Stock voting rights

As of April 14, 2016, we are in default on our repayment obligations in our Agreements with TCA and owe TCA approximately $254,000 in principal and interest payments.  We are working to resolve these issues.

TCA is able to significantly influence all matters submitted to our stockholders for approval, as well as our officers, directors, management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire.

Trading in our stock is limited by the lack of market makers and the SEC’s penny stock regulations.

On April 10, 2014, as a result of the SEC suspension in the trading of our securities, we lost all market makers and traded on the grey market of OTCBB. Until we complied with FINRA Rule 15c2-11, we traded on the grey market, which has limited quotations and marketability of securities. Holders of our common stock found it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock, and the market value of our common stock declined.

On February 18, 2016, our common stock resumed unsolicited quotation on the OTC Bulletin Board after receiving clearance from the Financial Industry Regulatory Authority (“FINRA”) on our Form 15c2-11.  We are currently taking the appropriate steps to uplist to the OTCQB Exchange and resume priced quotations with market makers as soon as it is able.

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

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of December 31, 2015, there were approximately 891.1 million shares of our common stock issued and outstanding.  In addition, as of December 31, 2015, there are also (i) stock option grants outstanding for the purchase of 29.0 million common shares at a $0.028 average strike price; (ii) warrants for the purchase of 565.0 million common shares at a $0.032 average exercise price; (iii) 243.6 million shares related to convertible debt that can be converted at 0.007 per share; (iv) 6.0 million shares that may be issued to a former executive related to a severance agreement; and (v) 15 million shares recorded as contingently redeemable common stock. We issued $2 million in common stock or 115,141,048 shares on April 6, 2016 pursuant to the settlement of the Consolidated Class Action and Derivative Action lawsuits alleging violations of federal securities laws that were filed against the Company in United States District Court, Central District of California. In addition, we have an unknown number of common shares to be issued under the TCA financing agreements. If all stock option grant, warrant and contingent shares are issued, approximately 1.883 billion of our currently authorized 3 billion shares of common stock will be issued and outstanding.

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

Operating Leases

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

On October 21, 2013, we entered into a lease agreement for retail space for its hydroponics store in Avon (Vail), Colorado. The lease expires on September 30, 2018. Monthly rent for year one of the lease is $2,606 and increases 3.5% per year thereafter through the end of the lease. We do not have an option to extend the lease.

On June 18, 2014, we rented space at 500 Union Street, Suite 810, Seattle, Washington for its corporate office. We rent the space on a month to month basis for $1,700 per month.

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

Upon our acquisition of Rocky Mountain Hydroponics, LLC and Evergreen Garden Center, we assumed the lease for the RMH/EGC retail hydroponics store located in Plaistow, New Hampshire. The lease commencement date was May 1, 2013 with an expiration date of January 31, 2016. The monthly rent throughout the term of the lease is $2,105. We vacated this store and to terminated this lease during 2015.

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

On September 23, 2013, we entered into an Assignment and Assumption and Amendment of Lease Agreement for our retail hydroponics store in Peabody, Massachusetts.  The original lease between the landlord and Evergreen Garden Center, LLC was assigned from Evergreen Garden Center, LLC to GrowLife Hydroponics, Inc. In addition, the term of the lease was extended from the original expiration date of October 31, 2013 to October 31, 2014. The monthly rent remained at $4,500 through October 31, 2014. Our lease expired on October 31, 2014.

On January 23, 2014, we entered into a lease agreement for retail space for its hydroponics store in Boulder, Colorado. The lease commenced on February 1, 2014 and expires on May 31, 2017. Monthly rent for year one of the lease was $4,051, with monthly rent of $4,173 in year two, $4,298 in year three, and $4,427 for month 37 through 39. We had an option to extend the lease for one three year terms as long it is not in default under the lease. We vacated the retail space as of November 30, 2015. The landlord has filed a collection claim for $179,920 against GrowLife Hydroponics. We expect to contest this claim.

We are in default on our Portland, Maine, Boulder, Colorado and Plaistow, New Hampshire store leases for non-payment of the lease payments and are negotiating with the landlords.

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

We issued $2 million in common stock or 115,141,048 shares of our common stock on April 6, 2016 pursuant to the settlement of the Consolidated Class Action and Derivative Action lawsuits alleging violations of federal securities laws that were filed against the Company in United States District Court, Central District of California. We accrued $2,000,000 as loss on Class Action lawsuits and contingent liabilities during the year ending December 31, 2015.

Sales and Payroll Tax Liabilities

As of December 31, 2015, we owe approximately $102,000 in sales tax and $20,000 in payroll taxes. We are currently negotiating or operating under payment plans on these liabilities.

Other Legal Proceedings

We are in default on our Portland, Maine, Boulder, Colorado and Plaistow, New Hampshire store leases for non-payment of the lease payments and are negotiating with the landlords.

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

Authorized Capital Stock

We have voting common stock of 3,000,000,000 shares at $0.0001 par value and 10,000,000 shares of non-voting preferred stock with a par value of $0.0001 as authorized by the shareholders.

In addition, on October 21, 2015 we issued 150,000 Series B Preferred Stock at a stated value equal to $10.00 per share and convertible into our common stock.  On October 21, 2015, we also issued 51 shares of Series C Preferred Stock at $0.0001 par value per share that have certain voting rights but are not convertible into our common stock

Capital Stock Issued and Outstanding

As of December 31, 2015, we have issued and outstanding securities on a fully diluted basis:

• 891,116,496 shares of common stock;
• Stock option grants for the purchase of 29,020,000 shares of common stock at average exercise price of $0.028;
• Warrants to purchase an aggregate of 565,000,000 shares of common stock with expiration dates between November 2018 and July 2019 at an exercise price of $0.032 per share;
• 243,631,571 shares of common stock to be issued for the conversion of Convertible Notes Payables with expiration dates between September 2015 and June 2016 at a conversion price of $0.007 per share;
• 6,000,000 shares of common stock that may be issued to a former executive related to a severance agreement;
• 15,000,000 shares of common stock recorded as contingently redeemable common stock; and
• We issued $2 million in common stock or 115,141,048 shares of our common stock on April 6, 2016 pursuant to the settlement of the Consolidated Class Action and Derivative Action lawsuits alleging violations of federal securities laws that were filed against us in United States District Court, Central District of California.

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

The purpose of authorizing our board of directors to issue non-voting preferred stock and determine its rights and preferences is to eliminate delays associated with a stockholder vote on specific issuances. The issuance of non-voting preferred stock, while providing flexibility in connection with possible acquisitions, future financings and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or could discourage a third party from seeking to acquire, a majority of our outstanding voting stock. Other than the Series B and C Preferred Stock discussed below, there are no shares of non-voting preferred stock presently outstanding and we have no present plans to issue any shares of preferred stock.

Series B Preferred Stock Designation

In connection with the Amended and Restated Securities Purchase Agreement, the Board of Directors, on October 21, 2015, approved the authorization of a Series B Preferred Stock as provided in our Certificate of Incorporation, as amended.

The Series B Preferred Stock has authorized 150,000 shares with a stated value equal to $10.00 per share. Dividends payable to other classes of stock are restricted until repayment of the aggregate value of Series B Preferred Stock. Upon our liquidation or dissolution, Series B Preferred Stock has no priority or preference with respect to distributions of any assets by us.  The Series B Preferred Stock is convertible into common stock by dividing the stated value of the shares being converted by 100% of the average of the five lowest closing bid prices for the common stock during the ten consecutive trading days immediately preceding the conversion date as quoted by Bloomberg, LP.

TCA was issued 150,000 shares of Series B Preferred Stock.  However, in no event will Purchaser be entitled to hold in excess of 4.99% of the outstanding shares of common stock of the Company.

Series C Preferred Stock Designation

In connection with the Amended and Restated Securities Purchase Agreement, the Board of Directors, on October 21, 2015, approved the authorization of a Series C Preferred Stock as provided in our Certificate of Incorporation, as amended, and the issuance of 51 shares of Series C Preferred Stock. These shares only have voting rights in the event of a default by us under the Amended and Restated Transaction Documents. The Series C Preferred Stock is cancelled with the repayment of the TCA debt.

The Series C Preferred Stock Designation authorizes 51 shares of Series C Preferred Stock. Series C Preferred Stock is not entitled to dividend or liquidation rights and is not convertible into our common stock.

In the event of a default under the Amended and Restated Transaction Documents, each share of Series C Preferred Stock shall have voting votes equal to 0.019607 multiplied by the total issued and outstanding common stock and preferred stock eligible to vote divided by .49 minus the numerator.  For example, if the total issued and outstanding common stock eligible to vote is 5,000,000, the voting rights of one share of Series C Preferred Stock shall be equal to 102,036 (e.g. ((0.019607 x 5,000,000/0.49) – (0.019607 x 5,000,000) = 102,036). In the event of a default under the Amended and Restated TCA Transaction Documents, TCA can exercise voting control over our common stock.

Warrants to Purchase Common Stock

As of December 31, 2015, warrants to purchase an aggregate of 565,000,000 shares of common stock with expiration dates between November 2018 and July 2019 at an average exercise price of $0.032 per share are outstanding.

Options to Purchase Common Stock

In fiscal year 2011, we authorized a Stock Incentive Plan whereby a maximum of 18,870,184 shares of the Company’s common stock could be granted in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, and Other Stock-Based Awards. On April 18, 2013, the Company’s Board of Directors voted to increase to 35,000,000 the maximum allowable shares of the Company’s common stock allocated to the 2011 Stock Incentive Plan. After the exercise of stock option grants, we have 27,522,626 shares available for issuance. We have outstanding unexercised stock option grants totaling 29,020,000 shares at an average exercise price of $0.028 per share as of December 31, 2015. All grants are considered non-qualified until the increase is approved by the shareholders.

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

Articles of Incorporation and Bylaws Provisions

Our articles of incorporation, as amended, and bylaws contain provisions that could have the effect of discouraging potential acquisition proposals or tender offers or delaying or preventing a change in control, including changes a stockholder might consider favorable. In particular, our articles of incorporation and bylaws among other things:

• permit our board of directors to alter our bylaws without stockholder approval; and
• provide that vacancies on our board of directors may be filled by a majority of directors in office, although less than a quorum.

Such provisions may have the effect of discouraging a third party from acquiring us, even if doing so would be beneficial to our stockholders. These provisions are intended to enhance the likelihood of continuity and stability in the composition of our board of directors and in the policies formulated by them, and to discourage some types of transactions that may involve an actual or threatened change in control of our company. These provisions are designed to reduce our vulnerability to an unsolicited acquisition proposal and to discourage some tactics that may be used in proxy fights. We believe that the benefits of increased protection of our potential ability to negotiate with the proponent of an unfriendly or unsolicited proposal to acquire or restructure our company outweigh the disadvantages of discouraging such proposals because, among other things, negotiation of such proposals could result in an improvement of their terms.

However, these provisions could have the effect of discouraging others from making tender offers for our shares that could result from actual or rumored takeover attempts. These provisions also may have the effect of preventing changes in our management.

Market Price of and Dividends on Common Equity and Related Stockholder Matters

Our common stock traded on the grey market under the symbol “PHOT” through February 17, 2016. While the company was without a market maker, its stock does trade directly between buyers and sellers on the grey sheets. The quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions. Consequently, the information provided below was not be indicative of our common stock price under different conditions.

On February 18, 2016, our common stock resumed unsolicited quotation on the OTC Bulletin Board after receiving clearance from the Financial Industry Regulatory Authority (“FINRA”) on our Form 15c2-11.  We are currently taking the appropriate steps to uplist to the OTCQB Exchange and resume priced quotations with market makers as soon as it is able.

Period Ended	High	Low
Year Ending December 31, 2015
December 31, 2015	$0.02	$0.003
September 30, 2015	$0.18	$0.01
June 30, 2015	$0.06	$0.01
March 31, 2015	$0.35	$0.02

Year Ending December 31, 2014
December 31, 2014	$0.36	$0.01
September 30, 2014	$0.80	$0.01
June 30, 2014	$0.64	$0.06
March 31, 2014	$0.78	$0.16

As of April 14, 2016, the closing price of the company's common stock was $0.020 per share. As of April 14, 2016, there were 1,099,143,981 shares of common stock outstanding.  We have approximately 116 stockholders of record. This number does not include up to approximately 80,000 beneficial owners whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Recent Sales of Unregistered Securities

Unless otherwise indicated, all of the following sales or issuances of Company securities were conducted under the exemption from registration as provided under Section 4(a)(2) of the Securities Act of 1933.  All of the shares issued were issued in transactions not involving a public offering, are considered to be restricted stock as defined in Rule 144 promulgated under the Securities Act of 1933 and stock certificates issued with respect thereto bear legends to that effect.

We have compensated consultants and service providers with restricted common stock during the development of our business and when our capital resources were not adequate to provide payment in cash.

During the three months ended December 31, 2015, we had the following sales of unregistered sales of equity securities.

On December 18, 2015, we issued 2,000,000 shares each to two if our former independent Board Directors. We valued the 4,000,000 shares at $0.01 per share or $40,000.

TCA was issued 150,000 shares of Series B Preferred Stock.

TCA was issued 51 shares of Series C Preferred Stock.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2015 related to the equity compensation plan in effect at that time.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plan
approved by shareholders	-	-	-
Equity compensation plans
not approved by shareholders	29,020,000	0.028	-
Total	29,020,000	0.028	-

ITEM 6.    SELECTED FINANCIAL DATA

In the following table, we provide you with our selected consolidated historical financial and other data. We have prepared the consolidated selected financial information using our consolidated financial statements for the years ended December 31, 2015 and 2014. When you read this selected consolidated historical financial and other data, it is important that you read along with it the historical financial statements and related notes in our consolidated financial statements included in this report, as well as Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended December 31,
	2015	2014	2013	2012
	(Audited)	(Audited)	(Audited)	(Audited)
STATEMENT OF OPERATIONS DATA:
Net revenue	$3,500	$8,538	$4,859	$1,451
Cost of goods sold	2,981	7,173	4,006	1,039
Gross profit	519	1,365	853	412
General and administrative expenses	2,684	7,851	11,796	1,683
Operating (loss)	(2,165)	(6,486)	(10,943)	(1,271)
Other expense	(3,524)	(80,140)	(10,437)	(915)
Net (loss)	$(5,689)	$(86,626)	$(21,380)	$(2,186)
Net (loss) per share	$(0.01)	$(0.10)	$(0.04)	$(0.01)
Weighted average number of shares	884,348,627	834,503,868	593,034,693	245,420,970

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our goal of becoming the nation’s largest cultivation facility service provider for the production of organics, herbs and greens and plant-based medicines has not changed. Our mission is to best serve more cultivators in the design, build-out, expansion and maintenance of their facilities with products of high quality, exceptional value and competitive price. Through knowledgeable representatives, regional centers and its e-commerce website, GrowLife provides essential and hard-to-find goods including media (i.e., farming soil), industry-leading hydroponics equipment, organic plant nutrients, and thousands more products to specialty grow operations across the United States.

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

Resumed Trading of our Common Stock

On February 18, 2016, our common stock resumed unsolicited quotation on the OTC Bulletin Board after receiving clearance from the Financial Industry Regulatory Authority (“FINRA”) on our Form 15c2-11.  The Company is currently taking the appropriate steps to uplist to the OTCQB Exchange and resume priced quotations with market makers as soon as it is able.

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

The retail expansion plan, starting in July 2013, was expected to maintain the pre-acquisition revenue pace of GrowLife Hydroponics’ earlier purchase of Rocky Mountain Hydroponics, LLC, a Colorado limited liability company (“RMC”), and Evergreen Garden Center, LLC, a Maine limited liability company (“EGC”), and generate sales of $5.5 million in 2013.  For several reasons, GrowLife Hydroponics achieved 2013 revenue of $4.8 million.  In addition, GrowLife Hydroponics opened two more stores in Plaistow, New Hampshire and Peabody, Massachusetts.  This seven store expansion across five states exposed three issues with the retail expansion plan: (i) the cost of inventory, integration and ramp up in offsetting revenue was under-estimated; (ii) the laws, policies and resulting customer purchase process across the five states varied greatly and lowered the expected economies of scale benefit; and (iii) the increasing competitive hydroponic supplier market, stemming from manufacturers selling directly to cultivators, lowered expected operating margins.  The lack of financial resources to offset the operating losses from the retail expansion initiative necessitated a change of our plans.

An education initiative was formed where GrowLife engaged Grass Roots Research and Distribution, Inc., a market research and marketing firm, to study our 2013 plan, the emerging growth of the cannabis industry and estimate the possible financial impact to GrowLife and its valuation.  Sets of reports were published and supported with GrowLife press releases to educate the new industry and generate greater awareness of GrowLife.  While this initiative proved successful in 2013, we ceased to engage Grass Roots in 2014, after we changed our business strategy.

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

Starting in June 2014, we focused on cost reductions with minimal revenue loss as our focus.  The primary reduction in operating costs came from (i) streamlining non-profitable personnel, lowering expenses by replacing the Woodland Hills, California headquarters with that of Seattle, Washington that serves more people at a lower cost; (ii) closing the unprofitable Peabody, Massachusetts, Woodland Hills, California and Plaistow, New Hampshire stores and Boulder, Colorado; (iii) relocating the Greners.com e-commerce operation from Santa Rosa, California to the Vail, Colorado store until a new Denver facility is set up; (iv) reducing full-time employees from 46 to 8 as of December 31, 2015; and (v) closing the Phototron subsidiary in California.  While transition costs were paid out, the repurposing of company resources is expected to reduce our operating expenses and allows for greater market reach and efficiencies.

However, the challenges of operating a public company under the strains grey market trading and lawsuits, as well as limited access to investment capital kept the company lean.  We also chose to convert inventory into cash.  This reduced our inventory level from approximately $1.8 million during 2014 to $400,000 as of December 31, 2015 and lowered our gross margins to 14.8% for the year ended December 31, 2015.  This conscientious decision was made to help us transition through this period. Also, we reduced our general and administrative expenses from approximately $7.9 million for the year ended December 31, 2014 to $2.7 million for the year ended December 31, 2015.

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

(dollars in thousands)

	Years Ended December 31,
	2015	2014	$ Variance	% Variance
	$3,500	$8,538	$(5,038)	-59.0%
Cost of goods sold	2,981	7,173	(4,192)	58.4%
	519	1,365	(846)	-62.0%
General and administrative expenses	2,684	7,851	(5,167)	65.8%
	(2,165)	(6,486)	4,321	66.6%
Other income (expense):
Change in fair value of derivative	1,679	(16,253)	17,932	110.3%
Interest expense, net	(1,119)	(64,074)	62,955	98.3%
Other expense	(2,003)	-	(2,003)	-100.0%
Realized gain on sale of investment	-	187	(187)	-100.0%
Loss on class action lawsuit settlements	(2,081)	-	(2,081)	-100.0%
Total other income (expense)	(3,524)	(80,140)	76,616	95.6%
Income (loss) before income taxes	(5,689)	(86,626)	80,937	93.4%
Income taxes - current benefit	-	-	-	0.0%
Net income (loss)	$(5,689)	$(86,626)	$80,937	93.4%

YEAR ENDED DECEMBER 31, 2015 COMPARED TO THE YEAR ENDED DECEMBER 31, 2014

Revenue

Net revenue for the year ended December 31, 2015 decreased $5,038,000 to $3,500,000 as compared to $8,538,000 for the year ended December 31, 2014. The decrease was due to (i) lower revenue from the retail stores acquired by GrowLife Hydroponics’ acquisition of Rocky Mountain Hydroponics and Evergreen Garden Center on June 7, 2013; (ii) closure of the unprofitable Peabody, Massachusetts, Woodland Hills, California and Plaistow, New Hampshire stores; (iii) relocation of the Greners eCommerce operation from Santa Rosa, California to the Boulder, Colorado store until a new Denver facility is set up; (iv) reducing full-time employees from 46 to 8 as of December 31, 2015; and (v) closing the Phototron subsidiary in California.

Cost of Goods Sold

Cost of sales for the year ended December 31, 2015 decreased $4,192,000 to $2,981,000 as compared to $7,173,000 for the year ended December 31, 2014. The decrease was due to (i) lower revenue from the retail stores acquired by GrowLife Hydroponics’ acquisition of Rocky Mountain Hydroponics and Evergreen Garden Center on June 7, 2013; (ii) closure of the unprofitable Peabody, Massachusetts, Woodland Hills, California and Plaistow, New Hampshire stores; (iii) relocation of the Greners eCommerce operation from Santa Rosa, California to the Boulder, Colorado store until a new Denver facility is set up; and (iv) closing the Phototron subsidiary in California.

Gross profit was $519,000 for the year ended December 31, 2015 as compared to $1,365,000 for the year ended December 31, 2014. The gross margin was 14.8% for the year ended December 31, 2015 as compared to 16.0% for the year ended December 31, 2014. The gross profit percentage was due to selling our products at a lower price during the year ended December 31, 2015 and 2014 to reduce inventory to be shipped from the closed stores to the remaining stores and the direct channel.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2015 decreased $5,167,000 to $2,684,000 as compared to $7,851,000 for the year ended December 31, 2014. The decrease was due to (i) reduced legal expense of $455,000; (ii) reduced wages of $1,906,000; (iii) reduced rent of $389,000; (iv) reduced sales and marketing of $210,000; (v) and reduced common stock issued for services expenses of $2,510,000; offset by (vi) increased other general expenses of $303,000. As part of the general and administrative expenses for the year ended December 31, 2015, we recorded public relation expenses of $14,000 and we did not record any investor relation or business development expenses.

The decrease related to (i) closure of the unprofitable Peabody, Massachusetts, Woodland Hills, California and Plaistow, New Hampshire stores; (ii) relocation of the Greners eCommerce operation from Santa Rosa, California to the Boulder, Colorado store until a new Denver facility is set up; (iii) reducing full-time employees from 46 to 8 as of December 31, 2015; and (iv) closing the Phototron subsidiary in California.

Non-cash general and administrative expenses for the year ended December 31, 2015 was $531,000, with (i) depreciation and amortization of $120,000; (ii) stock based compensation of $176,000 related to stock option grants; (iii) common stock issued for services of $211,000; and (iii) other of $24,000.

Non-cash general and administrative expenses for the year ended December 31, 2014 totaled $3,583,000, with (i) depreciation and amortization of $140,000; (ii) stock based compensation of $724,000 related to stock option grants; (iii) increased common stock issued for services expenses of $2,721,000; (iv) change in inventory reserve of $13,000.

Other Income/ Expense

Other expense for the year ended December 31, 2015 was $3,524,000 as compared to other expense of $80,140,000 for the year ended December 31, 2014. The other expense for the year ended December 31, 2015 included change in derivative liability of $1,679,000, offset by interest expense of $1,120,000, other expense of $2,003,000 and loss on class action lawsuit settlements of $2,081,000. The change in derivative liability is the non-cash change in the fair value and relates to our derivative instruments.  The non-cash interest related to the amortization of the debt discount associated with our convertible notes, accrued interest expense related to our notes payable. The other expense is primarily related to the TCA funding. We accrued $2,081,000 as loss on class action lawsuits and contingent liabilities as of December 31, 2015.

Other expense for the year ended December 31, 2014 included loss on change – derivative liability warrants of $16,253,000 and interest expense of $64,074,000, offset by the realized gain on the sale of investment of $187,000. The loss on change- derivative liability is the non-cash change in the fair value and relates to our derivative instruments.  The non-cash interest related to the amortization of the debt discount associated with our convertible notes, accrued interest expense related to our notes payable and the issuance of a 100,000,000 share warrant to CANX in February 7, 2014 and a 300,000,000 share warrant to CANX on July 10, 2014.

Net (Loss)

Net loss for the year ended December 31, 2015 was $5,689,000 as compared to a net loss of $86,626,000 for the year ended December 31, 2014 for the reasons discussed above.

Net loss for the year ended December 31, 2015 included non-cash expense of $3,759,000, including (i) depreciation and amortization of $120,000; (ii) stock based compensation of $176,000 related to stock option grants; (iii) common stock issued for services of $211,000; (iv) interest expense of $1,120,000, (v) loss on class action lawsuit settlements of $2,000,000; (vi) preferred shares issued for services of $300,000; (vii) issuance of Series B Convertible Preferred Stock of $1,500,000; and (viii) other of $176,000, offset by (ix) change in derivative liability of $724,000.

Net loss for the year ended December 31, 2014 included non-cash expenses of $83,899,000, including (i) loss on change – derivative liability of $16,253,000; (ii) depreciation and amortization of $140,000; (iii) stock based compensation of $724,000 related to stock option grants; (iv) common stock issued for services expenses of $2,722,000; (v) change in inventory reserve of $13,000; (vi) interest expense of $64,046,000, offset by the realized gain on the sale of investment of $187,000.

We expect losses to continue as we implement our business plan.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $60,000 and a net working capital deficit of approximately $3,357,000 (excluding the derivative liability- warrants of $1,377,000 as of December 31, 2015.  We expect losses to continue as we grow our business. Our cash used in operations for the year ended December 31, 2015 and 2014 was $1,376,000 and $2,123,000, respectively.

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

On October 27, 2015, we entered into an Amended and Restated Securities Purchase Agreement and related agreements with TCA Global Credit Master Fund LP whereby we agreed to sell, and TCA agreed to purchase $350,000 of senior secured convertible, redeemable debentures. We previously entered into a Securities Purchase Agreement dated as of April 30, 2015 and effective as of July 9, 2015 to purchase up to $3,000,000 in Debentures. As of October 27, 2015, we sold $1,050,000 in Debentures to TCA and up to $1,950,000 in Debentures remains for sale by us.  The closing of the transaction occurred on October 27, 2015. In addition, TCA has advanced us an additional $100,000 for a total of $1,150.000. Also, on October 21, 2015 we issued 150,000 Series B Preferred Stock at a stated value equal to $10.00 per share to TCA that is convertible into our common stock.  On October 21, 2015, we also issued 51 shares of Series C Preferred Stock at $0.0001 par value per share to TCA that is not convertible into our common stock. In the event of a default under the Amended and Restated TCA Transaction Documents, TCA can exercise voting control over our common stock with their Series C Preferred Stock voting rights

As of April 14, 2016, we are in default on our repayment obligations in our Agreements with TCA and owe TCA approximately $254,000 in principal and interest payments.  We are working to resolve these issues.

Failure to operate in accordance with the Agreements with TCA could result in the cancellation of these agreements, result in foreclosure on our assets in event of default and would have a material adverse effect on our business, results of operations or financial condition.
$254,000 in principal and interest payments

Transactions with CANX, LLC and Logic Works LLC

On July 10, 2014, we closed a Waiver and Modification Agreement, Amended and Restated Joint Venture Agreement, Secured Credit Facility and Secured Convertible Note with CANX, and Logic Works LLC, a lender and shareholder of the Company.

Operating Activities

Net cash used in operating activities for the year ended December 31, 2015 was $1,376,000. This amount was primarily related to a net loss of $5,689,000, offset by a reduction in inventory of $465,000, a reduction in prepaid expenses of $42,000, an increase in accounts payable and accrued expenses of $30,000 and non-cash expenses of $3,759,000 including (i) depreciation and amortization of $120,000; (ii) stock based compensation of $176,000 related to stock option grants; (iii) common stock issued for services of $211,000; (iv) interest expense of $1,120,000, (v) loss on class action lawsuit settlements of $2,000,000; (vi) preferred shares issued for services of $300,000; (vii) issuance of Series B Convertible Preferred Stock of $1,500,000; and (viii) other of $176,000, offset by (ix) change in derivative liability of $724,000.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2015 was $1,150,000. This amount was related to the TCA fundings.

Our contractual cash obligations as of December 31, 2015 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$139,969	$76,929	$63,040	$-	$-
Note payable	2,886,921	2,886,921	0	-	-
Capital expenditures	50,000	50,000	-	-	-
	$3,076,890	$3,013,850	$63,040	$-	$-
OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The application of GAAP involves the exercise of varying degrees of judgment. On an ongoing basis, we evaluate our estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that of our significant accounting policies (see summary of significant accounting policies more fully described in Note 3 to Form 10-K for the year ended December 31, 2015), the following policies involve a higher degree of judgment and/or complexity:

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

Inventories - Inventories are recorded on a first in first out basis. Inventory consists of raw materials, purchased finished goods and components held for resale. Inventory is valued at the lower of cost or market. The reserve for inventory was $20,000 and $40,215 at December 31, 2014 and 2013, respectively.

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

As of December 31, 2015 and 2014, we had outstanding 7% convertible notes for $500,000 that we determined were a derivative liability due to the “reset” clause associated with the note’s conversion price. We valued the derivative liability of these notes at $105,515 and $1,278,878, respectively, using the Black-Scholes-Merton option pricing model.

As of December 31, 2015 and 2014, we had outstanding 6% convertible notes for $350,000 that we determined were a derivative liability due to the “reset” clause associated with the note’s conversion price. We valued the derivative liability of these notes at $54,377 and $822,037, respectively using the Black-Scholes-Merton option pricing model.

As of December 31, 2015, we had outstanding 18% convertible notes for $1,150,000 that we determined were a derivative liability due to the “reset” clause associated with the note’s conversion price. We valued the derivative liability of these notes at $1,217,283 using the Black-Scholes-Merton option pricing model.

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

ITEM 9A. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of December 31, 2015 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Management identified the following material weakness during its assessment of internal controls over financial reporting:

Audit Committee:

On June 3, 2014, we formed an Audit Committee and appointed an audit committee financial expert as defined by SEC and as adopted under the Sarbanes-Oxley Act of 2002. Prior to this, we did not have an Audit Committee to oversee financial reporting and used external service providers to ensure compliance with the SEC requirements. The current Audit Committee has two management directors.

Other Weaknesses:

Our information systems lack sufficient controls limiting access to key applications and data.
Our inventory system lacked standardized product descriptions and effective controls to ensure the accuracy, valuation, and timeliness of the financial accounting process around inventory, including a lack of accuracy and basis for valuation resulting in adjustments to the amount of cost of revenues and the carrying amount of inventory.

b) Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2015, there were no changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There were no disclosures of any information required to be filed on Form 8-K during the three months ended December 31, 2015 that were not filed.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following changes in directors and named executive officers occurred during the year ending December 31, 2014 and for the subsequent periods:

Eric Shevin was appointed Director on April 1, 2013 and resigned April 1, 2014.
John Genesi was appointed Chief Financial Officer on July 22, 2013 and resigned on July 15, 2014.
Rob Hunt was appointed President of GrowLife Hydroponics, Inc. and Director on June 7, 2013. Mr. Hunt resigned as Executive Vice President of GrowLife, Inc. and President of GrowLife Hydroponics, Inc. effective May 23, 2014 and as a Director effective on June 3, 2014.
Marco Hegyi was appointed President on December 4, 2013 and Director on December 9, 2013. Mr. Hegyi was appointed Chairman of the Board and CEO on April 1, 2016.
Alan Hammer was appointed Director on December 17, 2013 and resigned May 6, 2014.
Jeff Giarraputo Director was appointed Director on December 19, 2013 and resigned on October 27, 2015.
Anthony Ciabattoni was appointed Director on December 19, 2013 and resigned on October 27, 2015.
Sterling Scott resigned as Chairman, Chief Executive Officer and Director on May 19, 2014.
Mark Scott was appointed Director on May 21, 2014, Chairman of the Audit Committee on June 3, 2014 and Consulting Chief Financial Officer on July 31, 2014. Mr. Scott resigned as Director and Chairman of the Audit Committee on October 18, 2015.
Joseph Barnes was appointed Senior Vice President of Business Development on October 10, 2014.
Michael Fasci was appointed Director on October 27, 2015 and Chairman of the Audit Committee on November 11, 2015. Mr. Fasci was appointed Secretary on April 1, 2016.
Tara Antal was appointed Director on October 27, 2015 and resigned on March 4, 2016.
Brad Fretti was appointed Director on October 27, 2015 and Chairman of the Compensation Committee on November 11, 2015. Mr. Fretti resigned as Director and Chairman of the Compensation Committee on March 4, 2016.

Directors and Executive Officers

        The following table sets forth certain information about our current directors and executive officers:

Name	Age	Director/ Executive Officer

Marco Hegyi	58	Chairman of the Board, CEO, President and Nominations and Governance Committee Chairman (1)

Mark E. Scott	62	Consulting Chief Financial Officer

Michael E. Fasci	57	Director, Audit Committee Chairman and Secretary (2)(3)

Joseph Barnes	43	Senior Vice President of Business Development

(1) Member of the Audit Committee.
(2) Member of the Compensation Committee.
(3) Member of the Nominations and Governance Committee.

All directors hold office until their successors are duly appointed or until their earlier resignation or removal.

Marco Hegyi – Mr. Hegyi joined GrowLife as its President and a Member of its Board of Directors on December 9, 2013 and was appointed as Chairman of the Nominations and Governance Committee and a member of the Compensation Committee on June 3, 2014.  Mr. Hegyi was appointed as CEO and Chairman of GrowLife effective on April 1, 2016. Mr. Hegyi has served as an independent director of Visualant, Inc. since February 14, 2008 and as Chairman of the Board since May 2011, and serves at the Chairman of the Audit and Compensation committees. Previously, Mr. Hegyi was a principal with the Chasm Group from 2006 to January 2014, where he has provided business consulting services.  As a management consultant, Mr. Hegyi applied his extensive technology industry experience to help early-stage companies.

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

During Mr. Hegyi’s career, he has served as President and CEO of private and public companies, Chairman and director of boards, finance, compensation and audit committee chair, chief operating officer, vice-president of sales and marketing, senior director of product management, and he began his career as a systems software engineer.  Mr. Hegyi holds several patents.

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

Michael E. Fasci – Mr. Fasci joined GrowLife as a Member of its Board of Directors on October 27, 2015 and was appointed Audit Committee Chairman on November 11, 2015. On April 1, 2016, Mr. Fasci was appointed as the Secretary of the Company.  Mr. Fasci is a 30-year veteran in the finance sector having served as an officer and director of many public and private companies.  Mr. Fasci is a seasoned operator across various industries and has served in both CEO and CFO capacities for both growth and turnaround situations. Mr. Fasci began his career as a field engineer and then manager of various remediation filtration and environmental monitoring projects globally before focusing his efforts on the daily operations, accounting and financial reporting and SEC compliance of the numerous companies he has served.  Mr. Fasci resides in East Taunton, Massachusetts and studied Electrical Engineering at Northeastern University and maintains his qualification as an Enrolled Agent of the Internal Revenue Service.

Mr. Fasci was appointed to the Board of Directors based on his financial, SEC and governance skills.

Mark E. Scott – Mr. Scott was appointed to the Board of Directors and Secretary of GrowLife, Inc. on May 21, 2014 and as Chairman of the Audit Committee on June 3, 2014. On July 31, 2014, Mr. Scott appointed Consulting Chief Financial Officer. Mr. Scott resigned from the Board of Directors and Secretary and as Chairman of the Audit Committee on October 18, 2015.

Mr. Scott has significant financial, capital market and relations experience in public microcap companies.  Mr. Scott also currently serves as (i) Chief Financial Officer, Secretary and Treasurer of Visualant, Inc., a position he has held since May 2010. Mr. Scott also provides consulting services to other non-public entities from time to time.

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

Joseph Barnes- Mr. Barnes was appointed Senior Vice President of Business Development for GrowLife, Inc. on October 10, 2014. Mr. Barnes works from our Boulder, Colorado store. Mr. Barnes joined GrowLife in 2010 and is responsible for all national sales operations including direct sales, retail and e-commerce. He led the sales team that recorded sales in 2014 of more than $8 million, a 100% increase from the previous year.

Mr. Barnes made the progressive and entrepreneurial decision to work with GrowLife after seeing the agricultural benefits of indoor growing. He is deeply passionate about clean and sustainable grows, and has deep relationships with many trusted cultivators. He holds extensive knowledge of indoor growing methods with concentrating on maximizing the yields for clean and healthy crops.

Barnes was a highly regarded snowboard instructor in Vail, Colorado prior to joining GrowLife. He worked with many top snowboard professionals, and received a Level 1 certification from American Association Snowboard Instructors (AASI). Before his days on the slopes, Barnes was also a recruiting manager focusing on placing senior executives with international pharmaceutical/biotech companies. He also owned and operated Chrome Night Life Arena, a 20,000 square foot indoor/outdoor venue based in Philadelphia with more than 65 employees.

Certain Significant Employees

There are no significant employees required to be disclosed under Item 401(c) of Regulation S-K.

Family Relationships

There are no family relationships among our directors and executive officers.

Involvement in Certain Legal Proceedings

None of our current directors or executive officers has, to the best of our knowledge, during the past ten years:

• Had any petition under the federal bankruptcy laws or any state insolvency law filed by or against, or had a receiver, fiscal agent, or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time hereof, or any corporation or business association of which he was an executive officer at or within two years before the time hereof;

• Been convicted in a criminal proceeding or a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

• Been the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

• Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

• Engaging in any type of business practice; or

• Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

• Been the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described in (i) above, or to be associated with persons engaged in any such activity;

• Been found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, where the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated; or

• Been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, where the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended, or vacated.

Committees of the Board of Directors

The Board has three standing committees to facilitate and assist the Board in the execution of its responsibilities. The committees are currently the Audit Committee, the Nominations and Governance Committee, and the Compensation Committee. The Committees were formed on June 3, 2014 by the current board of directors. The Audit Committee, Compensation and Nominations and Governance Committees each have two management directors.  The table below shows current membership for each of the standing Board committees.

Audit	Compensation	Nominations and Governance
Michael E. Fasci (Chairman)	Michael E. Fasci (Chairman)	Marco Hegyi (Chairman)

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

Except as follows, based solely on a review of copies of reports furnished to us, as of December 31, 2015 our executive officers, directors and 10% holders complied with all filing requirements.

			Required	Actual
		Transaction	File	File
Person	Filing Type	Date	Date	Date
Tara Antal	3	10/27/2015	11/10/2015	11/17/2015
Brad Fretti	3	10/27/2015	11/10/2015	11/17/2015

CANX, Logic Works & China West Beneficial Ownership

On July 10, 2014, we entered into a Waiver and Modification Agreement, Amended and Restated Joint Venture Agreement, Secured Credit Facility and Secured Convertible Note with CANX, and Logic Works LLC, a lender and shareholder of the Company.

Previously, we entered into a Joint Venture Agreement with CANX USA LLC, a Nevada limited liability company.  Under the terms of the Joint Venture Agreement, the Company and CANX formed Organic Growth International, LLC (“OGI”), a Nevada limited liability company, for the purpose of expanding our operations in its current retail hydroponic businesses and in other synergistic business verticals and facilitating additional funding for commercially financeable transactions of up to $40,000,000.  In connection with the closing of the Agreement, CANX agreed to provide a commitment for funding in the amount of $1,300,000 for a GrowLife Infrastructure Funding Technology program transaction and provided additional funding under a 7% Convertible Note instrument for $1,000,000, including $500,000 each from Logic Works and China West III Investments LLC, entities that are unaffiliated with CANX and operate as separate legal entities. We initially owned a non-dilutive forty-five percent (45%) share of OGI and the Company may acquire a controlling share of OGI as provided in the Joint Venture Agreement. In accordance with the Joint Venture Agreement, the Company and CANX entered into a Warrant Agreement whereby we delivered to CANX a warrant to purchase 140,000,000 shares of the Company common stock at a maximum strike price of $0.033 per share. Also in accordance with the Joint Venture Agreement, we issued an additional warrant to purchase 100,000,000 shares of our common stock at a maximum strike price of $0.033 per share on February 7, 2014.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of Compensation Program

This Compensation Discussion and Analysis describes the material elements of compensation awarded to, earned by or paid to each of our executive officers named in the Compensation Table on page __ under “Remuneration of Executive Officers” (the “Named Executive Officers”) who served during the year ended December 31, 2015. This compensation discussion primarily focuses on the information contained in the following tables and related footnotes and narrative for the last completed fiscal year. We also describe compensation actions taken after the last completed fiscal year to the extent that it enhances the understanding of our executive compensation disclosure. The principles and guidelines discussed herein would also apply to any additional executive officers that the Company may hire in the future.

The Compensation Committee of the Board has responsibility for overseeing, reviewing and approving executive compensation and benefit programs in accordance with the Compensation Committee’s charter.  The member of the Compensation Committee is Michael E. Fasci. We expect to appoint two independent Directors to serve on the Compensation Committee during 2016.

Compensation Philosophy and Objectives

The major compensation objectives for the Company’s executive officers are as follows:

•	to attract and retain highly qualified individuals capable of making significant contributions to our long-term success;

•	to motivate and reward named executive officers whose knowledge, skills, and performance are critical to our success;

•	to closely align the interests of our named executive officers and other key employees with those of its shareholders; and

•	to utilize incentive based compensation to reinforce performance objectives and reward superior performance.

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

Setting Executive Compensation

The Compensation Committee believes that compensation for the Company’s executive officers must be managed to what we can afford and in a way that allows for us to meet our goals for overall performance. During 2015 and 2014, the Compensation Committee and the Board compensated its Chief Executive Officers, President and Chief Financial Officer at the salaries indicated in the compensation table. This compensation reflected the financial condition of the Company. The Compensation Committee does not use a peer group of publicly-traded and privately-held companies in structuring the compensation packages.

Executive Compensation Components for the Year Ended December 31, 2015

The Compensation Committee did not use a formula for allocating compensation among the elements of total compensation during the year that ended December 31, 2015. The Compensation Committee believes that in order to attract and retain highly effective people it must maintain a flexible compensation structure. For the year that ended December 31, 2015, the principal components of compensation for named executive officers were base salary.

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

Performance-Based Incentive Compensation

The Compensation Committee believes incentive compensation reinforces performance objectives, rewards superior performance and is consistent with the enhancement of stockholder value. All of the Company’s Named Executive Officers are eligible to receive performance-based incentive compensation. The Compensation Committee did not recommend or approve payment of any performance-based incentive compensation to the Named Executive Officers during the year ended December 31, 2015 based on our financial condition.

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

The Named Executive Officers received stock option grants and warrants during the year ended December 31, 2015 as outlined below.

Retirement and Other Benefits

We have no other retirement, savings, long-term stock award or other type of plans for the Named Executive Officers.

Perquisites and Other Personal Benefits

During the year ended December 31, 2014, we provided the Named Executive Officers with medical insurance. The Company paid $8,561 in life insurance for Mr. Hegyi. No other perquisites or other personal benefits were provided to Named Executive Officers. The committee expects to review the levels of perquisites and other personal benefits provided to Named Executive Officers annually.

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

COMPENSATION COMMITTEE REPORT

The Compensation Committee, sets and administers policies that govern the Company's executive compensation programs, and incentive and stock programs. The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Proxy Statement.

THE COMPENSATION COMMITTEE

Michael E. Fasci (Chairman)

EXECUTIVE COMPENSATION

REMUNERATION OF EXECUTIVE OFFICERS

The following table provides information concerning remuneration of the chief executive officer, the chief financial officer and another named executive officer for the years ended December 31, 2015 and 2014:

Summary Compensation Table

					Non-Equity
					Incentive
				Stock	Plan	Option	Other
		Salary	Bonus	Awards	Compensation	Awards	Compensation	Total
Principal Position		($)	($)	($) (1)	($)	($)	($)	($)
Marco Hegyi, President and Director (2)	12/31/2015	$253,000	$-	$-	$-	$-	$8,561	$261,561
	12/31/2014	$156,906	$-	$-	$-	$-	$14,997	$171,903

Mark E. Scott, Consulting Chief Financial Officer (3)	12/31/2015	$156,250	$-	$-	$-	$7,312	$-	$163,562
	12/31/2014	$86,250	$-	$-	$-	$292,480	$15,686	$394,416

Joseph Barnes, Senior Vice President of Business	12/31/2015	$90,000	$-	$-	$-	$-	$-	$90,000
Development (4)	12/31/2014	$70,096	$6,500	$24,000	$-	$120,648	$9,119	$230,363

(1) For 2013, reflects the aggregate grant date fair value of stock awards granted during the relevant fiscal year calculated in accordance with FASB ASC Topic 718 as reflected in the terms of the August 12, 2012 Compensation Plan. For 2014, these amounts reflect the grant date market value as required by Regulation S-K Item 402(n)(2), computed in accordance with FASB ASC Topic 718.

 (2) Mr. Hegyi was paid a salary of $253,000 (cash salary of $203,500 and accrued salary of $49,500) during the year ended December 31, 2015. This accrual was based on the tight cash flow of the Company and agreed to by Mr. Hegyi, but there was no formal deferral agreement. There was no accrued interest paid on the unpaid salary. The accrued salary is expected to be paid during the year ended December 31, 2016. The Company paid life insurance of $8,561 for Mr. Hegyi during the year ended December 31, 2015. Mr. Hegyi was paid a cash salary of $156,906 during the year ended December 31, 2014. The Company paid life insurance of $14,997 for Mr. Hegyi during the year ended December 31, 2014.

(3) Mark E. Scott was appointed a Director on May 24, 2014 and as consulting Chief Financial Officer on July 31, 2014. Mr. Scott was paid a consulting fee of $156,250 (cash salary of $105,000 and accrued salary of $51,250 during the year ended December 31, 2015. This accrual was based on the tight cash flow of the Company and agreed to by Mr. Scott, but there was no formal deferral agreement. There was no accrued interest paid on the unpaid consulting fee. The accrued consulted is expected to be paid during the year ended December 31, 2016. Mr. Scott was paid a cash consulting fee of $86,250 during the year ended December 31, 2014. Mr. Scott was reimbursed $15,686 for insurance and travel expenses during the year ended December 31, 2014.

On July 31, 2014, the Board of Directors approved a stock option grant for Mr. Scott to purchase 16,000,000 shares of our common stock under our 2011 Stock Incentive Plan at an exercise price of $0.07 per share, the fair market price on July 31, 2014. The exercise price was reduced to $0.01 per share on December 18, 2015. The shares vest as follows:

i	Two million of the Shares vest immediately upon securing a market maker with an approved 15c2-11 resulting in the Company’s relisting on OTCBB (not earned);

ii	Two million Shares vest immediately upon the successful approval and effectiveness of the Company’s S-1 (not earned);

iii	Two million Shares will vest immediately upon the Company’s resolution of the class action lawsuits (earned as of August 17, 2015);

iv	Ten million Shares vest on a monthly basis over a period of three years beginning on the July 1, 2014.

All options will have a five-year life and allow for a cashless exercise. The stock option grant is subject to the terms and conditions of the Company’s Stock Incentive Plan, including vesting requirements.  In the event that Mr. Scott’s continuous status as consultant to the Company is terminated by the Company without Cause or Mr. Scott terminates his employment with the Company for Good Reason as defined in the Scott Agreement, in either case upon or within twelve months after a Change in Control as defined in the Company’s Stock Incentive Plan except for CANX USA, LLC, then 100% of the total number of Shares shall immediately become vested. We valued the options at $7,312 and $292,480 during the years ended December 31 2015 and 2014, respectively.

(4) Joseph Barnes was appointed Senior Vice President of Business Development on October 1, 2014. Mr. Barnes was paid a cash salary of $90,000 during the year ended December 31, 2015. Mr. Barnes was paid a cash salary of $70,096, a bonus of $6,500 and expense reimbursements of $9,119 during the year ended December 31, 2014. During the year ended December 31, 2014, Mr. Barnes was issued 300,000 shares of our common stock which was valued at $0.08 per share or $24,000 in the aggregate. Mr. Barnes was paid a cash salary of $15,385 during the year ended December 31, 2013. Mr. Barnes was granted an option to purchase eight million shares of the Company’s Common Stock under the Company’s 2011 Stock Incentive Plan at an exercise price on the date of grant. The Shares vest as follows:

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
We valued the options at $120,648.

Grants of Stock Based Awards during the year ended December 31, 2015

The Compensation Committee approved the following performance-based incentive compensation to the Named Executive Officers for the year ended December 31, 2015:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards; Number of Shares of Stock or	All Other Option Awards; Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Options	Awards	Option
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh) (1)	Awards
Marco Hegyi	-	$-	-	$-	-	-	-	-	-	$-	$-

Mark E. Scott (2)	-	$-	-	$-	-	-	-	-	2,000,000	$0.010	$7,312

Joseph Barnes	-	$-	-	$-	-	-	-	-	-	$-	$-

(1) These amounts reflect the grant date market value as required by Regulation S-K Item 402(n)(2), computed in accordance with FASB ASC Topic 718.

(2)        An entity controlled by Mr. Scott received a stock option grant of 10,000,000 shares of our common stock which vests monthly over three years beginning July 31, 2014. An additional two million shares vested on August 17, 2015 with the Company’s resolution of the class action lawsuits. A further 4,000,000 of stock option grants vest upon the achievement of certain performance criteria.

Outstanding Equity Awards as of December 31, 2015

The Named Executive Officers had the following outstanding equity awards as of December 31, 2015:

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexerciseable	Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Number of Unearned Shares, Units or Other Rights That Have Not Vested	Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested
Name	(#)	(#)	(#)	($) (1)	Date	(#)	($)	(#)	($)
Marco Hegyi	-	-	-	$-		-	$-	-	$-

Mark E. Scott (2)	7,833,333	4,166,667	-	$0.01	7/30/2019	-	$-	-	$-

Joseph Barnes (3)	4,500,000	3,500,000	-	$0.05	10/9/2019	-	$-	-	$-

(1) These amounts reflect the grant date market value as required by Regulation S-K Item 402(n)(2), computed in accordance with FASB ASC Topic 718.

(2)       An entity controlled by Mr. Scott received a stock option grant of 10,000,000 shares of our common stock which vests monthly over three years beginning July 31, 2014. An additional two million shares vested on August 17, 2015 with the Company’s resolution of the class action lawsuits. A further 4,000,000 of stock option grants vest upon the achievement of certain performance criteria.

(3)      Mr. Barnes stock option grant consists of 6,000,000 shares of our common stock which vest quarterly over three years beginning October 1, 2014 and 2,000,000 shares of our common stock that vested October 10, 2014.

Option Exercises and Stock Vested for the year ended December 31, 2015

Mr. Hegyi, Scott and Barnes did not have any option exercised or stock that vested during the year ended December 31, 2015.

Pension Benefits

We do not provide any pension benefits.

Nonqualified Deferred Compensation

We do not have a nonqualified deferral program.

Employment and Consulting Agreements

Employment Agreement with Marco Hegyi

On December 4, 2013, we entered into an Employment Agreement with Marco Hegyi pursuant to which we engaged Mr. Hegyi as its President from December 4, 2013 through December 4, 2016 to provide consulting and management services. Per the terms of the Hegyi Agreement, Mr. Hegyi established an office in Seattle, Washington while also maintaining operations in the Southern California area. Mr. Hegyi’s annual compensation is $150,000 for the first year of the Hegyi Agreement; $250,000 for the second year; and $250,000 for the third year. Mr. Hegyi is also entitled to receive an annual bonus equal to four percent (4%) of our EBITDA for that year. The annual bonus shall be paid no later than 31 days (i.e., by January 31st) following the end of each calendar year. Mr. Hegyi’s first annual bonus will be calculated based on the Company’s EBITDA for calendar year 2014, with such bonus payable on or before January 31, 2015. If Mr. Hegyi’s employment is terminated for any reason prior to the expiration of the Term, as applicable, his annual bonus will be prorated for that year based on the number of days worked in that year. At the commencement of Mr. Hegyi’s employment, an entity affiliated with Mr. Hegyi received a Warrant to purchase up to 25,000,000 shares of our common stock at an exercise price of $0.08 per share. The Hegyi Warrant is exercisable for five years. On June 20, 2014, Mr. Hegyi and the Company agreed to reduce the warrant life from ten to five years. On January 25, 2016, we reduced the warrant exercise price to $0.01 per share effective December 18, 2015.

Mr. Hegyi was entitled to participate in all group employment benefits that are offered by us to our senior executives and management employees from time to time, subject to the terms and conditions of such benefit plans, including any eligibility requirements. In addition, we are required to purchase and maintain during the Term a “key manager” insurance policy on Mr. Hegyi’s life in the amount of $4,000,000, paid as $2,000,000 payable to Mr. Hegyi’s named heirs or estate as the beneficiary, and $2,000,000 payable to the Company. Mr. Hegyi and the Company waived this $2,000,000 key manager insurance. If, prior to the expiration of the Term, we terminate Mr. Hegyi’s employment for “Cause”, or if Mr. Hegyi voluntarily terminates his employment without “Good Reason”, or if Mr. Hegyi’s employment is terminated by reason of his death, then all of our obligations hereunder shall cease immediately, and Mr. Hegyi will not be entitled to any further compensation beyond any pro-rated base salary due and bonus amounts earned through the effective date of termination. Mr. Hegyi will also be reimbursed for any expenses incurred prior to the date of termination for which he was not previously reimbursed.

If we terminate Mr. Hegyi’s employment at any time prior to the expiration of the Term without Cause, or if Mr. Hegyi terminates his employment at any time for “Good Reason” or due to a “Disability”, Mr. Hegyi will be entitled to receive (i) his base salary amount through the end of the Term; and (ii) his annual bonus amount for each year during the remainder of the Term, which bonus amount shall be equal to the greater of (A) the annual bonus amount for the immediately preceding year, or (B) the bonus amount that would have been earned for the year of termination, absent such termination. If there has been a “Change in Control” and we (or its successor or the surviving entity) terminate Mr. Hegyi’s employment without Cause as part of or in connection with such Change in Control (including any such termination occurring within one (1) month prior to the effective date of such Change in Control), then in addition to the benefits set forth above, Mr. Hegyi will be entitled to (i) an increase of $300,000 in his annual base salary amount (or an additional $25,000 per month) through the end of the Term; plus (ii) a gross-up in the annual base salary amount each year to account for and to offset any tax that may be due by Mr. Hegyi on any payments received or to be received by Mr. Hegyi under this Agreement that would result in a “parachute payment” as described in Section 280G of the Internal Revenue Code of 1986, as amended. If the Company (or its successor or the surviving entity) terminates Mr. Hegyi’s employment without Cause within twelve (12) months after the effective date of any Change in Control, or if Mr. Hegyi terminates his employment for Good Reason within twelve (12) months after the effective date of any Change in Control, then in addition to the benefits set forth above, Mr. Hegyi will be entitled to (i) an increase of $300,000 in his annual base salary amount (or an additional $25,000 per month), which increased annual base salary amount shall be paid for the remainder of the Term or for two (2) years following the Change in Control, whichever is longer; (ii) a gross-up in the annual base salary amount each year to account for and to offset any tax that may be due by Mr. Hegyi on any payments received or to be received by Mr. Hegyi under this Letter Agreement that would result in a “parachute payment” as described in Section 280G of the Internal Revenue Code of 1986, as amended; (iii) payment of Mr. Hegyi’s annual bonus amount as set forth above for each year during the remainder of the Term or for two (2) years following the Change in Control, whichever is longer; and (iv) health insurance coverage provided for and paid by us for the remainder of the Term or for two (2) years following the Change in Control, whichever is longer.

Consulting Chief Financial Officer Agreement with an Entity Controlled by Mark E. Scott

On July 31, 2014, we engaged Mr. Scott as its Consulting CFO from July 1, 2014 through September 30, 2014, and continuing thereafter until either party provides sixty-day notice to terminate the Letter or Mr. Scott enters into a full-time employment agreement.

Per the terms of the Scott Agreement, Mr. Scott’s compensation is $150,000 on an annual basis for the first year of the Scott Agreement. Mr. Scott is also entitled to receive an annual bonus equal to two percent of the Company’s EBITDA for that year. Our Board of Directors granted Mr. Scott an option to purchase sixteen million shares of our Common Stock under our 2011 Stock Incentive Plan at an exercise price of $0.07 per share, the fair market price on July 31, 2014. On December 18, 2015, we reduced the exercise price to $0.01 per share. The shares vest as follows:

i	Two million shares vest immediately upon securing a market maker with an approved 15c2-11 resulting in our relisting on OTCBB (earned as of February 18, 2016);

ii	Two million shares vest immediately upon the successful approval and effectiveness of our S-1 (not earned as of December 31, 2015);

iii	Two million shares vest immediately upon our resolution of the class action lawsuits (earned as of August 17, 2015); and,

iv	Ten million shares will vest on a monthly basis over a period of three years beginning on the July 1, 2014.

All options will have a five-year life and allow for a cashless exercise. The stock option grant is subject to the terms and conditions of our Stock Incentive Plan, including vesting requirements.  In the event that Mr. Scott’s continuous status as consultant to the Company is terminated by us without Cause or Mr. Scott terminates his employment with us for Good Reason as defined in the Scott Agreement, in either case upon or within twelve months after a Change in Control as defined in our Stock Incentive Plan except for CANX USA, LLC, then 100% of the total number of shares shall immediately become vested.

Mr. Scott will be entitled to participate in all group employment benefits that are offered by us to our senior executives and management employees from time to time, subject to the terms and conditions of such benefit plans, including any eligibility requirements. In addition, we are required to purchase and maintain an insurance policy on Mr. Scott’s life in the amount of $2,000,000 payable to Mr. Scott’s named heirs or estate as the beneficiary. Finally, Mr. Scott is entitled to twenty days of vacation annually and has certain insurance and travel employment benefits.

If, prior to the expiration of the Term, we Mr. Scott’s employment for Cause, or if Mr. Scott voluntarily terminates his employment without Good Reason, or if Mr. Scott’s employment is terminated by reason of his death, then all of our obligations hereunder shall cease immediately, and Mr. Scott will not be entitled to any further compensation beyond any pro-rated base salary due and bonus amounts earned through the effective date of termination. Mr. Scott will also be reimbursed for any expenses incurred prior to the date of termination for which he was not previously reimbursed. Mr. Scott may receive severance benefits and our obligation under a termination by the Company without Cause or Mr. Scott terminates his employment for Good Reason are discussed above.

Promotion Letter with Joseph Barnes

On October 10, 2014, we entered into a Promotion Letter with Joseph Barnes which was effective October 1, 2014 pursuant to which we engaged Mr. Barnes as its Senior Vice-President of Business Development from October 1, 2014 on an at will basis. This Promotion Letter supersedes and canceled the Manager Services Agreement with Mr. Barnes dated August 1, 2013.

Per the terms of the Barnes Agreement, Mr. Barnes’s compensation is $90,000 on an annual basis. Mr. Barnes received a bonus of $6,500 and is also entitled to receive a quarterly bonus based on growth of our growth margin dollars. No quarterly bonuses were earned under this Promotion Letter. Mr. Barnes was granted an option to purchase eight million shares of our common stock under our 2011 Stock Incentive Plan at an exercise price on the date of grant. The shares vest as follows:

i	Two million shares vested immediately;

iv	Six million shares vest on a monthly basis over a period of three years beginning on the date of grant.

All options will have a five-year life and allow for a cashless exercise. The stock option grant is subject to the terms and conditions of our Stock Incentive Plan, including vesting requirements.  In the event that Mr. Barnes’s continuous status as employee to us is terminated by us without Cause or Mr. Barnes terminates his employment with us for Good Reason as defined in the Barnes Agreement, in either case upon or within twelve months after a Change in Control as defined in our Stock Incentive, then 100% of the total number of shares shall immediately become vested.

Mr. Barnes was entitled to participate in all group employment benefits that are offered by us to our senior executives and management employees from time to time, subject to the terms and conditions of such benefit plans, including any eligibility requirements. Finally, Mr. Barnes is entitled to fifteen days of vacation annually and has certain insurance and travel employment benefits.

Mr. Barnes may receive severance benefits and our obligation under a termination by the Company without Cause or Mr. Barnes terminates his employment for Good Reason are discussed above.

Potential Payments upon Termination or Change in Control

The Company’s Employment Agreement with Marco Hegyi has provisions providing for severance payments as detailed below.

Executive Payments Upon Separation	For Cause Termination on 12/31/15	Early or Normal Retirement on 12/31/15	Not For Good Cause Termination on 12/31/15	Change in Control Termination on 12/31/15	Disability or Death on 12/31/15
Compensation:
Base salary (1)	$-	$-	$250,000	$550,000	$-
Performance-based incentive
compensation	$-	$-	$-	$-	$-
Stock options	$-	$-	$-	$-	$-

Benefits and Perquisites:
Health and welfare benefits	$-	$-	$-	$-	$-
Accrued vacation pay	$-	$-	$-	$-	$-

Total	$-	$-	$250,000	$550,000	$-

(1)	Reflects amounts to be paid upon termination without cause and upon termination in a change of control, less any months worked.

Mr. Scott and Mr. Barnes currently do not have amounts to be paid upon termination without cause and upon termination in a change of control. There outstanding stock options vests fully vest under certain conditions.

DIRECTOR COMPENSATION

We primarily use stock options grants to incentive compensation to attract and retain qualified candidates to serve on the Board. This compensation reflected the financial condition of the Company. In setting director compensation, we consider the significant amount of time that Directors expend in fulfilling their duties to the Company as well as the skill-level required by our members of the Board. During year ended December 31, 2015, Marco Hegyi and Mark E. Scott did not receive any compensation for their service as directors.  The compensation disclosed in the Summary Compensation Table on page __ represents the total compensation.

Director Summary Compensation

Compensation Paid to Board Members

Our independent non-employee directors are not compensated in cash.  The only compensation has been in the form of stock awards. There is no stock compensation plan for independent non-employee directors. There was no Director compensation during the year ended December 31, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of our common stock as of December 31, 2015 by:

•	each director and nominee for director;

•	each person known by us to own beneficially 5% or more of our common stock;

•	each officer named in the summary compensation table elsewhere in this report; and

•	all directors and executive officers as a group.

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

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percentage (1)
Directors and Named Executive Officers-
Marco Hegyi (2)	25,000,000	2.7%
Mark E. Scott (3)	7,833,333	*
Michael Fasci (4)	-	*
Tara Antal (5)	-	*
Brad Fretti (6)	-	*
Anthony J. Ciabattoni (7)	-	*
Jeff Giarraputo (8)	-	*
Joseph Barnes (9)	4,800,000	*
Total Directors and Officers (8 in total)	37,633,333	4.2%

* Less than 1%.

(1) Based on 906,116,496 shares of common stock outstanding as of December 31, 2015.

(2) Reflects the shares beneficially owned by Marco Hegyi, including warrants to purchase 25,000,000 shares of our common stock.

(3) Reflects the shares beneficially owned by Mark E. Scott, including stock option grants totaling 7,833,333 shares that Mr. Scott has the right to acquire in sixty days.

(4) Michael Fasci was appointed Director on October 27, 2015 and Chairman of the Audit Committee on November 11, 2015.

(5) Tara Antal was appointed Director on October 27, 2015 and resigned on March 4, 2016.

(6) Brad Fretti was appointed Director on October 27, 2015 and Chairman of the Compensation Committee on November 11, 2015. Mr. Fretti resigned as Director and Chairman of the Compensation Committee on March 4, 2016.

(7) Reflects 72,222 shares of common shares beneficially owned by Mr. Ciabattoni for board services for the period December 19, 2013 through December 31, 2013. Mr. Ciabattoni’s shares have been issued to the Ciabattoni Living Trust, of which Mr. Ciabattoni is the Trustee. Mr. Ciabattoni resigned as Director on October 27, 2015.

(8) Reflects 72,222 shares of common shares beneficially owned by Mr. Giarraputo for board services for the period December 19, 2013 through December 31, 2013. Mr. Giarraputo resigned as Director on October 27, 2015.

(9) Reflects the shares beneficially owned by Joseph Barnes, including stock option grants totaling 4,500,000 shares that Mr. Barnes has the right to acquire in sixty days.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number	Percentage
Greater Than 5% Ownership -
Sterling C. Scott (1)	47,000,518	5.2%
2315 Georgia Villa Way
Silver Springs, MD 20902

CANX USA LLC (2)
410 South Rampart Blvd., Suite 350	540,000,000	37.3%
Las Vegas, NV 89145		(Capped at
		4.99%)

Logic Works LLC (3)	145,015,714	14.3%
9616 Emeraude Avenue		(Capped at
Las Vegas, NV 89147		4.99%)

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

(3) Reflects 35,714,286 shares owned by Logic Works LLC and 109,301,429 shares beneficially owned by Logic Works LLC related to Convertible Notes. Logic Works does not consider themselves a control group because Logic Works has a 4.99% ownership limit.

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

Agreements with CANX USA, LLC

On July 10, 2014, we closed a Waiver and Modification Agreement, Amended and Restated Joint Venture Agreement, Secured Credit Facility and Secured Convertible Note with CANX, and Logic Works LLC, a lender and shareholder of the Company. The Agreements require the filing of a registration statement on Form S-1 within 10 days of the filing of our Form 10-Q for the period ended June 30, 2014. Due to our grey sheet trading status and other issues, we did not file the registration statement.

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

Waiver and Modification Agreement

We entered into a Waiver and Modification Agreement dated June 25, 2014 with Logic Works LLC whereby the 7% Convertible Note with Logic Works dated December 20, 2013 was modified to provide for (i) a waiver of the default under the 7% Convertible Note; (ii) a conversion price which is the lesser of (A) $0.025 or (B) twenty percent (20%) of the average of the three (3) lowest daily VWAPs occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable Conversion Date on which the Holder elects to convert all or part of this Note; (iii) the filing of a registration statement on Form S-1 within 10 days of the filing of the Company’s Form 10-Q for the period ended June 30, 2014; and (iv) continuing interest of 24% per annum. China West III converted its Note into common stock on June 4, 2014. Due to our grey sheet trading status and other issues, we did not file the registration statement.

Amended and Restated Joint Venture Agreement

We entered into an Amended and Restated Joint Venture Agreement dated July 1, 2014 with CANX whereby the Joint Venture Agreement dated November 19, 2013 was modified to provide for (i)  up to $12,000,000 in conditional financing subject to review by GrowLife and approval by OGI for business growth development opportunities in the legal cannabis industry for up to six months, subject to extension; (ii) up to $10,000,000 in working capital loans, with each loaning requiring approval in advance by CANX;  (iii) confirmed that the five year warrants, subject to extension, at $0.033 per share for the purchase of 140,000,000 and 100,000,000 were fully earned and were not considered compensation for tax purposes by the Company; (iv) granted CANX five year warrants, subject to extension, to purchase 300,000,000 shares of common stock at the fair market price of $0.033 per share as determined by an independent appraisal; (v) warrants as defined in the Agreement related to the achievement of OGI milestones; (vi) a four year term, subject to adjustment and (vi) the filing of a registration statement on Form S-1 within 10 days of the filing of our Form 10-Q for the period ended June 30, 2014. Due to our grey sheet trading status and other issues, we did not file the registration statement.

Secured Convertible Note and Secured Credit Facility

We entered into a Secured Convertible Note and Secured Credit Facility dated June 25, 2014 with Logic Works whereby Logic Works agreed to provide up to $500,000 in funding. Each funding requires approval in advance by Logic Works, provides for interest at 6% with a default interest of 24% per annum and requires repayment by June 26, 2016. The Note is convertible into our common stock at the lesser of $0.0070 or (B) 20% of the average of the three (3) lowest daily VWAPs occurring during the 20 consecutive Trading Days immediately preceding the applicable conversion date on which Logic Works elects to convert all or part of this 6% Convertible Note, subject to adjustment as provided in the Note. The 6% Convertible Note is collateralized by our assets. We also agreed to file a registration statement on Form S-1 within 10 days of the filing of our Form 10-Q for the three months ended June 30, 2014 and have the registration statement declared effective within ninety days of the filing of our Form 10-Q for the three months ended June 30, 2014. Due to our grey sheet trading status and other issues, we did not file the registration statement.

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

On August 6, 2015, we closed a Securities Purchase Agreement and related agreements with TCA Global Credit Master Fund LP, whereby we agreed to sell and TCA agreed to purchase a $100,000 senior secured convertible redeemable debenture and we agreed to issue and sell to TCA, from time to time, and TCA agreed to purchase from us up to $3,000,000 of the Company’s common stock pursuant to a Committed Equity Facility. The closing of the Transaction occurred on August 6, 2015.$254,000 in principal and interest payments

On October 27, 2015, we entered into an Amended and Restated Securities Purchase Agreement and related agreements with TCA Global Credit Master Fund LP whereby we agreed to sell, and TCA agreed to purchase $350,000 of senior secured convertible, redeemable debentures. We previously entered into a Securities Purchase Agreement dated as of April 30, 2015 and effective as of July 9, 2015 to purchase up to $3,000,000 in Debentures. As of October 27, 2015, we sold $1,050,000 in Debentures to TCA and up to $1,950,000 in Debentures remains for sale by us.  The closing of the transaction occurred on October 27, 2015. In addition, TCA has advanced us an additional $100,000 for a total of $1,150.000. Also, on October 21, 2015 we issued 150,000 Series B Preferred Stock at a stated value equal to $10.00 per share to TCA that is convertible into our common stock.  On October 21, 2015, we also issued 51 shares of Series C Preferred Stock at $0.0001 par value per share to TCA that is not convertible into our common stock. In the event of a default under the Amended and Restated TCA Transaction Documents, TCA can exercise voting control over our common stock with their Series C Preferred Stock voting rights

As of April 14, 2016, we are in default on our repayment obligations in our Agreements with TCA and owe TCA approximately $254,000 in principal and interest payments.  We are working to resolve these issues.

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

Related Party Transactions

Since January 1, 2014, we have engaged in the following reportable transactions with our directors, executive officers, holders of more than 5% of our voting securities, and affiliates or immediately family members of our directors, executive officers and holders of more than 5% of our voting securities.

Transaction with Marco Hegyi

Mr. Hegyi warrant to purchase up to twenty five million shares of the Company’s common stock at an exercise price of $0.08 per share was reduced to $0.01 per share on December 18, 2015.

Transaction with an Entity Controlled by Mark E. Scott

An entity controlled by Mr. Scott an option to purchase sixteen million shares of the Company’s common stock at an exercise price of $0.07 per share was reduced to $0.01 per share on December 18, 2015. Two million shares vested on August 17, 2015 with the Company’s resolution of the class action lawsuits.

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

Agreement with Jeff Giarraputo

On February 26, 2014, we engaged Jeff Giarraputo, a member of the Board of Directors, as an advisor to us for six months effective as of February 15, 2014. Mr. Giarraputo agreed to provide marketing, business development, and general management to us related to the cannabis industry. As compensation for these services, and subject to approval by our Board of Directors, we were expected to grant Mr. Giarraputo a stock option to purchase 2,000,000 shares of our common stock at $0.31 per share, which represents the 30-day trailing average of our common stock. All shares subject to the option vested over a six-month period beginning on the date of engagement and are subject to the terms and conditions of our 2011 Stock Incentive Plan including vesting requirements. On August 19, 2014, the Parties cancelled this Agreement and the stock option grant was not issued.

Director Independence

The Board has affirmatively determined that Michael E. Fasci is independent as of December 31, 2015.  For purposes of making that determination, the Board used NASDAQ’s Listing Rules even though the Company is not currently listed on NASDAQ. The Board expects to appoint independent directors during 2016. Subsequent to the fiscal year-ended December 31, 2015, Mr. Fasci was appointed as Secretary of the Company and is no longer deemed independent under this standard.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Committee Pre-Approval Policy

The Audit Committee has established a pre-approval policy and procedures for audit, audit-related and tax services that can be performed by the independent auditors without specific authorization from the Audit Committee subject to certain restrictions. The policy sets out the specific services pre-approved by the Audit Committee and the applicable limitations, while ensuring the independence of the independent auditors to audit the Company's financial statements is not impaired. The pre-approval policy does not include a delegation to management of the Audit Committee’s responsibilities under the Exchange Act. During the year ended December 31, 2015, the Audit Committee pre-approved all audit and permissible non-audit services provided by our independent auditors.

Service Fees Paid to the Independent Registered Public Accounting Firm

On August 7, 2015, we dismissed Anton and Chia, LLP as our independent registered public accounting firm. Anton and Chia LLP performed an annual audit of our financial statements for the years ended December 31, 2013 and 2012. On August 7, 2015 we engaged the services of PMB Helin Donovan LLP as our independent registered public accounting firm to audit our consolidated financial statements as of December 31, 2015 and 2014 and for the year then ended.

The following is the breakdown of aggregate fees paid for the last two fiscal years:

	Year Ended	Year Ended
	December 31, 2015	December 31, 2014
Audit fees	$67,225	$70,007
Audit related fees	26,480	30,024
Tax fees	-	-
All other fees	6,050	17,542

	$99,755	$117,573

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

- “All other fees for 2015 related to the review of registration statements on Form S-1.

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

3.2	Second Amended and Restated Bylaws of the Company. Filed as an exhibit to the Company’s Form 8-K filed with the SEC on October 23, 2015, and incorporated by reference.

4.1	GrowLife, Inc. 2011 Stock Incentive Plan filed as an exhibit to the Company’s Registration Statement on Form S-1 filed with the SEC on June 9, 2011, and incorporated by reference.

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

10.1
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

10.15
Commercial Lease Agreement dated March 8, 2013 by and between Evergreen Garden Center LLC and William C. Rowell Family Limited Partnership for our Portland, Maine store. Filed as an exhibit to the Company’s Form 10-K and filed with the SEC on September 30, 2015, and incorporated by reference.

10.16
Lease dated October 21, 2013 by and between GrowLife Hydroponics, Inc. and Stone Creek Business Center Ltd. for our Avon (Vail), Colorado store. Filed as an exhibit to the Company’s Form 10-K and filed with the SEC on September 30, 2015, and incorporated by reference.

10.17
Retail Lease Agreement dated January 23, 2014 by and between GrowLife Hydroponics, Inc. and W-ADP Meadows VII LLC for our Boulder, Colorado store. Filed as an exhibit to the Company’s Form 10-K and filed with the SEC on September 30, 2015, and incorporated by reference.

10.18
Amended and Restated 6% Senior Secured Convertible Note dated September 10, 2014 by and between GrowLife, Inc. and Andrew J. Gentile. Filed as an exhibit to the Company’s Form 10-K and filed with the SEC on September 30, 2015, and incorporated by reference.

10.19
Amended and Restated 6% Senior Secured Convertible Note dated September 10, 2014 by and between GrowLife, Inc. and Jordan W. Scott. Filed as an exhibit to the Company’s Form 10-K and filed with the SEC on September 30, 2015, and incorporated by reference.

10.2
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

10.4	Notice of Settlement Agreement dated February 9, 2015. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on February 12, 2015, and hereby incorporated by reference.

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

10.58	Amendment to Employment Agreement by and between GrowLife Inc. and Marco Hegyi dated January 25, 2016 but effective December 18, 2015.

14.1	Code of Conduct and Ethics dated May 15, 2014. Attached as an exhibit to the Company’s Form 8-K dated June 3, 2014 and filed with the SEC on June 9, 2014, and hereby incorporated by reference.

21.1	Subsidiaries of the Registrant. Filed herewith.

99.1	Amended and Restated Audit Committee Charter dated October 16, 2015. Attached as an exhibit to the Company’s Form 8-K filed with the SEC on October 26, 2015, and hereby incorporated by reference.

99.2	Compensation Committee Charter dated May 15, 2014. Attached as an exhibit to the Company’s Form 8-K dated June 3, 2014 and filed with the SEC on June 9, 2014, and hereby incorporated by reference.

99.3
Amended and Restated Nominations and Governance Charter dated October 16, 2015. Attached as an exhibit to the Company’s Form 8-K filed with the SEC on October 26, 2015, and hereby incorporated by reference.

99.4	Amended and Restated Insider Trading Policy, dated October 16, 2015. Attached as an exhibit to the Company’s Form 8-K filed with the SEC on October 26, 2015, and hereby incorporated by reference.

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

We have audited the accompanying consolidated balance sheets of GrowLife, Inc. (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations, stockholders’ deficit, and cash flow for the years ended December 31, 2015 and 2014.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GrowLife, Inc. as of December 31, 2015 and 2014, and the results of its consolidated operations and its cash flows for the years ended December 31, 2015 and 2014 in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has sustained a net loss from operations and has an accumulated deficit since inception.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are also described in Note 2.  The consolidated `financial statements do not include any adjustments that might result from the outcome of this uncertainty.
PMB Helin Donovan, LLP /s/ PMB Helin Donovan, LLP April 14, 2016 Seattle, WA

GROWLIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$60,362	$286,238
Inventory, net	398,439	883,350
Prepaid expenses	-	41,791
Deposits	16,754	33,584
Total current assets	475,555	1,244,963

EQUIPMENT, NET	10,327	24,042

OTHER ASSETS
Intangible assets, net	243,604	353,752
Goodwill	739,000	739,000

TOTAL ASSETS	$1,468,486	$2,361,757

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade	$1,272,572	$1,129,130
Accounts payable - related parties	71,920	-
Accrued expenses	121,765	276,225
Accrued expenses - related parties	53,287	-
Derivative liability	1,377,175	2,100,915
Current portion of convertible notes payable	2,287,868	887,272
Deferred revenue	25,000	108,799
Total current liabilities	5,209,587	4,502,341

LONG TERM LIABILITIES:
Convertible notes payable	-	98,333

COMMITMENTS AND CONTINGENCIES	2,000,000	-

MEZZANINE EQUITY:

Contingently redeemable common stock-15,000,000 shares issued and outstanding at 12/31/15 and 12/31/14, respectively	300,000	-

STOCKHOLDERS' DEFICIT
Preferred stock - $0.0001 par value, 10,000,000 shares authorized, no shares
issued and outstanding	-	-
Series B Convertible Preferred stock - $0.0001 par value, 150,000 shares authorized,
150,000 shares issued and outstanding at 12/31/2015 and 12/31/2014, respectively	15	-
Series C Convertible Preferred stock - $0.0001 par value, 51 shares authorized,
51 shares issued and outstanding at 12/31/2015 and 12/31/2014, respectively	-	-
Common stock - $0.0001 par value, 3,000,000,000 shares authorized, 891,116,496
and 879,343,771 shares issued and outstanding at 12/31/2015 and 12/31/2014, respectively	89,098	87,936
Additional paid in capital	110,585,434	108,699,950
Accumulated deficit	(116,715,648)	(111,026,803)
Total stockholders' deficit	(6,041,101)	(2,238,917)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,468,486	$2,361,757

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended,
	December 31, 2015	December 31, 2014

NET REVENUE	$3,499,642	$8,537,676
COST OF GOODS SOLD	2,980,503	7,172,376
GROSS PROFIT	519,139	1,365,300
GENERAL AND ADMINISTRATIVE EXPENSES	2,684,107	7,851,370
OPERATING LOSS	(2,164,968)	(6,486,070)

OTHER INCOME (EXPENSE):
Change in fair value of derivative	1,678,541	(16,252,823)
Interest expense, net	(1,118,635)	(64,073,997)
Other expense, prrimarily related to TCA Global Credit Master Fund LP funding	(2,002,533)	-
Loss on class action lawsuit settlements	(2,081,250)	-
Realized gain on sale of investment	-	186,791
Total other (expense)	(3,523,877)	(80,140,029)

(LOSS) BEFORE INCOME TAXES	(5,688,845)	(86,626,099)

Income taxes - current benefit	-	-

NET (LOSS)	$(5,688,845)	$(86,626,099)

Basic and diluted (loss) per share	$(0.01)	$(0.10)

Weighted average shares of common stock outstanding- basic and diluted	884,348,627	834,503,868

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)

	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Unrealized Gain on Investment in Related	Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Party	Capital	Deficit	(Deficit)
Balance as of December 31, 2013	-	$-	-	$-	755,694,870	$75,571	$1,121,237	$17,359,932	$(24,400,704)	$(5,843,964)
Options exercised for cash	-	-	-	-	2,351,187	235	-	44,438	-	44,673
Cashless exercise of options	-	-	-	-	3,570,455	357	-	(357)	-	-
Shares issued related to the conversion of principal and interest related to convertible notes payable	-	-	-	-	102,507,839	10,251	-	1,875,684	-	1,885,935
Shares issued for services rendered	-	-	-	-	15,219,420	1,522	-	2,720,078	-	2,721,600
Stock based compensation for stock options	-	-	-	-	-	-	-	724,267	-	724,267
Unrealized loss on investment in related party	-	-	-	-	-	-	(1,121,237)	-	-	(1,121,237)
Change in fair value of derivative liability	-	-	-	-	-	-	-	23,475,908	-	23,475,908
Value of warrants expensed issued to CANX USA LLC or its assignees	-	-	-	-	-	-	-	62,500,000	-	62,500,000
Net loss for the year ended December 31, 2014	-	-	-	-	-	-	-	-	(86,626,099)	(86,626,099)
Balance as of December 31, 2014	-	-	-	-	879,343,771	87,936	-	108,699,950	(111,026,803)	(2,238,917)
Stock based compensation for stock options	-	-	-	-	-	-	-	175,661	-	175,661
Shares issued for debt conversion	-	-	-	-	7,772,725	777	-	170,223	-	171,000
Shares issued for services rendered	-	-	-	-	4,000,000	400		39,600	-	40,000
Issuance of Series B Convertible Preferred Stock	150,000	15	-	-	-	(15)	-	1,500,000	-	1,500,000
Issuance of Series C Convertible Preferred Stock	-	-	51	-	-	-	-	-	-	-
Net loss for the year ended December 31, 2015	-	-	-	-	-	-	-	-	(5,688,845)	(5,688,845)
Balance as of December 31, 2015	150,000	$15	51	$-	891,116,496	$89,098	$-	$110,585,434	$(116,715,648)	$(6,041,101)

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended,
	December 31, 2015	December 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,688,845)	$(86,626,099)
Adjustments to reconcile net loss to net cash (used in)
operating activities
Depreciation and amortization	13,715	33,641
Amortization of intangible assets	106,548	106,548
Change in inventory reserve	-	12,711
Stock based compensation	175,661	724,267
Preferred shares issued for services	300,000	-
Common stock issued for services	210,985	2,721,600
Amortization of debt discount	(158,237)	1,363,847
Change in fair value of derivative liability	(723,740)	16,252,823
Expense related to warrant	-	62,500,000
Accrued interest on convertible notes payable	310,500	183,214
Loss on class action lawsuit settlements	2,000,000	-
Issuance of Series B Convertible Preferred Stock	1,500,000	-
Write-off of patent expenses	3,600	-
Excess and obsolete inventory	20,215	-
Realized gain on sale of investment	-	(186,791)
Changes in operating assets and liabilities:
Restricted Cash	-	46,400
Accounts receivable	-	183,678
Inventory	464,696	357,660
Prepaid expenses	41,791	(24,790)
Other receivable	-	3,666
Deposits	16,830	12,589
Accounts payable	215,362	33,926
Accrued expenses	(209,972)	209,421
Deferred revenue	25,000	(30,888)
CASH (USED IN) OPERATING ACTIVITIES	(1,375,891)	(2,122,577)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash proceeds from shares in Vape Holdings, Inc.	-	187,951
Capital expenditures	-	(3,925)
NET CASH PROVIDED BY INVESTING ACTIVITIES:	-	184,026

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of convertible note	1,150,000	350,000
Series B Convertible Preferred Stock	15	-
Proceeds from options exercised	-	44,673
Payments of notes payable - related party	-	(1,160)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,150,015	393,513

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(225,876)	(1,545,038)

CASH AND CASH EQUIVALENTS, beginning of period	286,238	1,831,276

CASH AND CASH EQUIVALENTS, end of period	$60,362	$286,238

Supplemental disclosures of cash flow information:
Interest paid	$10,500	$-
Taxes paid	$-	$-

Non-cash investing and financing activities:
6% Senior secured convertible notes and interest converted into common stock	$-	$62,025
7% Convertible notes and interest converted into common stock	$-	$1,384,207
12% Senior secured convertible notes and interest converted into common stock	$-	$439,688
Common stock issued for cashless exercise of options	$-	$357
Common stock issued for conversion of accounts payable	$171,000	$-

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

The suspension of trading eliminated the Company’s market makers, resulted in our trading on the grey sheets, resulted in legal proceedings and restricted the Company’s access to capital. On April 25, 2014, shares of the Company’s common stock resumed trading on the “grey sheets” and were not formally quoted or listed on any stock exchange as of December 31, 2015.

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

Resumed Trading of our Common Stock

On February 18, 2016, the Company’s common stock resumed unsolicited quotation on the OTC Bulletin Board after receiving clearance from the Financial Industry Regulatory Authority (“FINRA”) on our Form 15c2-11.  The Company is currently taking the appropriate steps to uplist to the OTCQB Exchange and resume priced quotations with market makers as soon as it is able.

NOTE 2 –	GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $5,688,845 and $86,626,099 for the years ended December 31, 2015 and 2014, respectively. Our net cash used in operating activities was $1,375,891 and $2,122,577 and the years ended December 31, 2015 and 2014, respectively.

The Company anticipates that it will record losses from operations for the foreseeable future. As of December 31, 2015, our accumulated deficit was $116,715,648.  The Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements during this period primarily through the recurring issuance of convertible notes payable and advances from a related party. The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2015 and filed with the SEC on April 14, 2016 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

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

Inventories - Inventories are recorded on a first in first out basis. Inventory consists of raw materials, purchased finished goods and components held for resale. Inventory is valued at the lower of cost or market. The reserve for inventory was $20,000 and $40,215 as of December 31, 2015 and 2014, respectively.

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

As of December 31, 2015 and 2014, the Company had outstanding 7% convertible notes for $500,000 that the Company determined were a derivative liability due to the “reset” clause associated with the note’s conversion price. The Company valued the derivative liability of these notes at $105,515 and $1,278,878, respectively, using the Black-Scholes-Merton option pricing model.

As of December 31, 2015 and 2014, the Company had outstanding 6% convertible notes for $350,000 that the Company determined were a derivative liability due to the “reset” clause associated with the note’s conversion price. The Company valued the derivative liability of these notes at $54,377 and $822,037, respectively using the Black-Scholes-Merton option pricing model.

As of December 31, 2015, the Company had outstanding 18% convertible notes for $1,150,000 that the Company determined were a derivative liability due to the “reset” clause associated with the note’s conversion price. The Company valued the derivative liability of these notes at $1,217,283 using the Black-Scholes-Merton option pricing model.

Sales Returns - We allow customers to return defective products when they meet certain established criteria as outlined in our sales terms and conditions. It is our practice to regularly review and revise, when deemed necessary, our estimates of sales returns, which are based primarily on actual historical return rates. We record estimated sales returns as reductions to sales, cost of goods sold, and accounts receivable and an increase to inventory. Returned products which are recorded as inventory are valued based upon the amount we expect to realize upon its subsequent disposition. As of December 31, 2015 and 2014, there was no reserve for sales returns, which are minimal based upon our historical experience.

Shipping and Handling Fees and Cost - For the years ended December 31, 2015 and 2014, shipping and handling fees billed to customers totaled $95,455 and $128,351, respectively, and were included in revenue.

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

Advertising Costs - Advertising costs are expensed as incurred and are recorded in general and administrative expenses. For the years ended December 31, 2015 and 2014, advertising costs of $637 and $141,369, respectively, were included in general and administrative expenses.

Net (Loss) Per Share - Under the provisions of ASC 260, “Earnings per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The common stock equivalents have not been included as they are anti-dilutive. As of December 31, 2015, there are also (i) stock option grants outstanding for the purchase of 29.0 million common shares at a $0.028 average strike price; (ii) warrants for the purchase of 565.0 million common shares at a $0.032 average exercise price; (iii) 243.6 million shares related to convertible debt that can be converted at 0.007 per share; and (iv) 6.0 million shares that may be issued to a former executive related to a severance agreement. We issued $2 million in common stock or 115,141,048 shares of our common stock pursuant to the settlement of the Consolidated Class Action and Derivative Action lawsuits alleging violations of federal securities laws that were filed against the Company in United States District Court, Central District of California. In addition, we have an unknown number of common shares to be issued under the TCA financing agreements. As of December 31, 2014, there were stock options outstanding for the purchase of 40,720,000 common shares, warrants for the purchase of 565,000,000 common shares, 209,061,571 shares related to convertible debt and 6,000,000 of shares which we may have to issue under a settlement agreement which could potentially dilute future earnings per share.

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

The Company is amortizing the $366,000 of intangible assets at the rate of $6,100 per month over 5 years, with the Company recording $106,548 of non-cash amortization expense related to these intangible assets during the years ended December 31, 2015 and 2014.

The Company consolidated the results from operations from June 7, 2013.

NOTE 5 – TRANSACTIONS WITH CANX USA, LLC AND LOGIC WORKS LLC

Transactions with CANX, LLC and Logic Works LLC

On July 10, 2014, the Company closed a Waiver and Modification Agreement, Amended and Restated Joint Venture Agreement, Secured Credit Facility and Secured Convertible Note with CANX, and Logic Works LLC, a lender and shareholder of the Company. The Agreements require the filing of a registration statement on Form S-1 within 10 days of the filing of the Company’s Form 10-Q for the period ended June 30, 2014. Due to the Company’s grey sheet trading status and other issues, the Company did not file the registration statement.

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

Waiver and Modification Agreement

The Company entered into a Waiver and Modification Agreement dated June 25, 2014 with Logic Works LLC whereby the 7% Convertible Note with Logic Works dated December 20, 2013 was modified to provide for (i) a waiver of the default under the 7% Convertible Note; (ii) a conversion price which is the lesser of (A) $0.025 or (B) twenty percent (20%) of the average of the three (3) lowest daily VWAPs occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable Conversion Date on which the Holder elects to convert all or part of this Note; (iii) the filing of a registration statement on Form S-1 within 10 days of the filing of the Company’s Form 10-Q for the period ended June 30, 2014; and (iv) continuing interest of 24% per annum. China West III converted its Note into common stock on June 4, 2014. Due to the Company’s grey sheet trading status and other issues, the Company did not file the registration statement. This 20% of the average should be 70% and the Parties are working to resolve this issue.

Amended and Restated Joint Venture Agreement

The Company entered into an Amended and Restated Joint Venture Agreement dated July 1, 2014 with CANX whereby the Joint Venture Agreement dated November 19, 2013 was modified to provide for (i)  up to $12,000,000 in conditional financing subject to review by GrowLife and approval by OGI for business growth development opportunities in the legal cannabis industry for up to nine months, subject to extension; (ii) up to $10,000,000 in working capital loans, with each loaning requiring approval in advance by CANX;  (iii) confirmed that the five year warrants, subject to extension, at $0.033 per share for the purchase of 140,000,000 and 100,000,000 were fully earned and were not considered compensation for tax purposes by the Company; (iv) granted CANX five year warrants, subject to extension, to purchase 300,000,000 shares of common stock at the fair market price of $0.033 per share as determined by an independent appraisal; (v) warrants as defined in the Agreement related to the achievement of OGI milestones; (vi) a four year term, subject to adjustment and (vi) the filing of a registration statement on Form S-1 within 10 days of the filing of the Company’s Form 10-Q for the period ended June 30, 2014. Due to the Company’s grey sheet trading status and other issues, the Company did not file the registration statement.

Secured Convertible Note and Secured Credit Facility

The Company entered into a Secured Convertible Note and Secured Credit Facility dated June 25, 2014 with Logic Works whereby Logic Works agreed to provide up to $500,000 in funding. Each funding requires approval in advance by Logic Works, provides for interest at 6% with a default interest of 24% per annum and requires repayment by June 26, 2016. The Note is convertible into common stock of the Company at the lesser of $0.0070 or (B) twenty percent (20%) of the average of the three (3) lowest daily VWAPs occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable conversion date on which Logic Works elects to convert all or part of this 6% Convertible Note, subject to adjustment as provided in the Note. The 6% Convertible Note is collateralized by the assets of the Company. The Company also has agreed to file a registration statement on Form S-1 within 10 days of the filing of the Company’s Form 10-Q for the three months ended September 30, 2014 and have the registration statement declared effective within ninety days of the filing of the Company’s Form 10-Q for the three months ended June 30, 2014. Due to the Company’s grey sheet trading status and other issues, the Company did not file the registration statement.

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

OGI was incorporated on January 7, 2014 in the State of Nevada and had no business activities as of December 31, 2015.

NOTE 6 – INVENTORY

Inventory as of December 31, 2015 and December 31, 2014 consists of the following:

	December 31, 2015	December 31, 2014
	(Audited)	(Audited)

Finished goods	$418,439	$923,565
Inventory reserve	(20,000)	(40,215)
Total	$398,439	$8

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

NOTE 7 – INVESTMENT IN VAPE HOLDINGS, INC.

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

NOTE 8 – INTANGIBLE ASSETS

Intangible assets as of December 31, 2015 consisted of the following:

Intangible Assets:	Estimated Useful Lives	Cost	Accumulated Amortization	Net Book Value
RMH/EGC acquisition- customer contracts	5 years	$366,000	$(189,100)	$176,900
Greners acquisition- customer contracts	5 years	230,000	(163,296)	66,704
Phototron acquisition- customer contracts	5 years	215,000	(215,000)	-
Soja, Inc. (Urban Garden Supply) acquisition- customer contracts	5 years	60,000	(60,000)	-
Total intangible assets		$871,000	$(627,396)	$243,604

Total amortization expense was $106,548 for the years ended December 31, 2015 and 2014, respectively.

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

7% Convertible Notes

As of December 31, 2013, the Company had outstanding 7% convertible notes for $1,850,000 that the Company determined were a derivative liability due to the “reset” clause associated with the note’s conversion price. The Company had valued the derivative liability of these notes at $9,324,000 using the Black-Scholes-Merton option pricing model. As of December 31, 2014, the Company had outstanding 7% convertible notes for $500,000 that the Company determined were a derivative liability due to the “reset” clause associated with the note’s conversion price. The Company valued the derivative liability of these notes at $1,278,878 using the Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques. As of December 31, 2015, the Company had outstanding 7% convertible notes for $500,000 that the Company determined were a derivative liability due to the “reset” clause associated with the note’s conversion price. The Company valued the derivative liability of these notes at $105,515 using the Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions (i) dividend yield of 0%; (ii) expected volatility of 133.2%; (iii) risk free rate of .001%, (iv) stock price of $.005, (v) per share conversion price of $0.007, and (vi) expected term of .25 years, as the Company estimates that these notes will be converted by March 31, 2016.

6% Convertible Notes

As of December 31, 2014, the Company had outstanding 6% convertible notes for $350,000 that the Company determined were a derivative liability due to the “reset” clause associated with the note’s conversion price. The Company valued the derivative liability of these notes at $822,037 using the Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques. As of December 31, 2015, the Company had outstanding unsecured 6% convertible notes for $350,000 that the Company determined were a derivative liability due to the “reset” clause associated with the note’s conversion price. The Company valued the derivative liability of these notes at $54,377 using the Black-Scholes-Merton option pricing model. which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions (i) dividend yield of 0%; (ii) expected volatility of 133.2%; (iii) risk free rate of 0.34%, (iv) stock price of $.005, (v) per share conversion price of $0.007, and (vi) expected term of .56 years.

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

Amended and Restated Securities Purchase Agreement with TCA Global Credit Master Fund LP

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

The Company valued the conversion feature as a derivative liability at $340,924 and discounted debt by $340,924. The company value the derivative liability of this debenture using the Black-Scholes-Merton option pricing model which approximates the Monte Carlo and other binomial valuation techniques, with the following assumption (i) dividend yield of 0%, (ii) expected volatility of 160.0%; (iii) risk free rate of 0.25%, (iv) stock price of $0.007, (v) per share conversion price of $0.0065, and (vi) expected term of 1.0 years.

The risk-free rate of return reflects the interest rate for the United States Treasury Note with similar time-to-maturity to that of the warrants.

	Fair Value Measurements Using Inputs			Carrying Amount at September 30,
Financial Instruments	Level 1	Level 2	Level 3	2015

Liabilities:
Derivative Instruments - Warrants	$-	$1,377,175	$-	$1,377,175

Total	$-	$1,377,175	$-	$1,377,175

For the year ended December 31, 2015, the Company recorded non-cash income of $723,740 related to the “change in fair value of derivative” expense related to its 6%, 7% and 18% convertible notes.

	Fair Value Measurements Using Inputs			Carrying Amount at December 31,
Financial Instruments	Level 1	Level 2	Level 3	2014

Liabilities:
Derivative Instruments - Warrants	$-	$2,100,915	$-	$2,100,915

Total	$-	$2,100,915	$-	$2,100,915

For the year ended December 31, 2015, the Company recorded non-cash income of $16,252,823 related to the “change in fair value of derivative” expense related to its 6%, 7% and 12% convertible notes.

NOTE 10 – RELATED PARTY TRANSACTIONS AND CERTAIN RELATIONSHIPS

Since January 1, 2014, the Company engaged in the following reportable transactions with our directors, executive officers, holders of more than 5% of our voting securities, and affiliates or immediately family members of our directors, executive officers and holders of more than 5% of our voting securities.

Certain Relationships

Please see the transactions with CANX, LLC and Logic Works LLC in Note 5 and TCA Global Credit Master Fund LP as discussed in Note 11 and 12.

Transaction with Marco Hegyi

Mr. Hegyi warrant to purchase up to twenty five million shares of the Company’s common stock at an exercise price of $0.08 per share was reduced to $0.01 per share on December 18, 2015. The reduction in exercise price resulted in no additional compensation expense at December 31, 2015.

Transaction with an Entity Controlled by Mark E. Scott

An entity controlled by Mr. Scott received an option to purchase sixteen million shares of the Company’s common stock at an exercise price of $0.07 per share was reduced to $0.01 per share on December 18, 2015. The reduction in exercise price resulted in no additional compensation expense at December 31, 2015. Two million shares vested on August 17, 2015 with the Company’s resolution of the class action lawsuits.

Loans and Advances from Sterling C. Scott

Sterling Scott, our former CEO, advanced various amounts to us. As of December 31, 2011, the amount due the former CEO was $183,103, and additional advances of $98,897 were made to us through April 5, 2012. On April 5, 2012, Mr. Scott converted $282,000 of these advances into a 6% senior convertible note. Mr. Scott made further advances during the year ended December 31, 2012 which were converted into the 6% senior convertible note. As of December 31, 2013, total amount owed to Mr. Scott was $453,932, which consisted of $413,680 in principal and $40,252 in accrued interest. As of September 10, 2014, the outstanding principal balance on Mr. Scott’s 6% convertible note was $413,680 and accrued interest were sold to two parties not related to us.

Investment in Vape Holdings, Inc.

Please see the transactions with Vape Holding, Inc. as discussed in Note 7.

NOTE 11– CONVERTIBLE NOTES PAYABLE, NET

Convertible notes payable as of December 31, 2015 consists of the following:

		Accrued	Debt	Balance As of December 31,
	Principal	Interest	Discount	2015
6% Senior secured convertible notes (2012)	$413,680	$172,494	$-	$586,174
6% Secured convertible note (2014)	350,000	30,641	(83,924)	296,717
7% Convertible note ($850,000)	250,000	104,137	-	354,137
7% Convertible note ($1,000,000)	250,000	134,469	-	384,469
18% Senior secured redeemable convertible debenture ($1,050,000)	1,150,000	68,510	(552,139)	666,371

	$2,413,680	$510,251	$(636,063)	$2,287,868

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

6% Senior Secured Convertible Notes Payable (2012)

On September 28, 2012, the Company entered into an Amendment and Exchange Agreement (“Exchange Agreement”) with investors, including Sterling Scott, our then CEO. The Exchange Agreement provided for the issuance of new 6% Senior Secured Convertible Notes that replaced the 6% Senior Secured Convertible Notes that were previously issued during 2012. The 6% Notes accrued interest at the rate of 6% per annum and had a maturity date of April 15, 2015. No cash payments were required; however, accrued interest is due at maturity. In the event of a default the investors may declare the entire principal and accrued interest to be due and payable. Default interest accrued at the rate of 12% per annum. The 6% Notes were secured by substantially all of the assets of the Company and are convertible into common stock at the rate of $0.007 per share. The Company determined that the conversion feature was a beneficial conversion feature.

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

During the year ended December 31, 2015, the Company recorded interest expense of $100,825 and $20,486 of non-cash interest expense related to the amortization of the debt discount associated with these 6% convertible notes, respectively. As of December 31, 2015, the outstanding principal on these 6% convertible notes was $413,680, accrued interest was $172,494, and unamortized debt discount was $0, which results in a net amount of $586,174.

6% Secured Convertible Note and Secured Credit Facility (2014)

The Company entered into a Secured Convertible Note and Secured Credit Facility dated June 25, 2014 with Logic Works whereby Logic Works agreed to provide up to $500,000 in funding. Each funding requires approval in advance by Logic Works, provides for interest at 6% with a default interest of 24% per annum and requires repayment by June 26, 2016. The Note is convertible into common stock of the Company at the lesser of $0.0070 or (B) twenty percent (20%) of the average of the three (3) lowest daily VWAPs occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable conversion date on which Logic Works elects to convert all or part of this 6% Convertible Note, subject to adjustment as provided in the Note. The 6% Convertible Note is collateralized by the assets of the Company. The Company also has agreed to file a registration statement on Form S-1 within 10 days of the filing of the Company’s Form 10-Q for the three months ended June 30, 2014 and have the registration statement declared effective within ninety days of the filing of the Company’s Form 10-Q for the three months ended June 30, 2014. Due to the Company’s grey sheet trading status and other issues, the Company did not file the registration statement.

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

During the year ended December 31, 2015, the Company recorded interest expense of $21,000 and $177,384 of non-cash interest expense related to the amortization of the debt discount associated with these 6% convertible notes, respectively. As of December 31, 2015, the Company has borrowed $350,000 under the Secured Convertible Note and Secured Credit Facility, accrued interest was $30,641 and the unamortized debt discount was $83,924, which results in a net amount of $296,717.

7% Convertible Notes Payable

On October 11, 2013, the Company issued 7% Convertible Notes in the aggregate amount of $850,000 to investors, including Forglen LLC. The principal balance due to Forglen as of December 31, 2014 and 2015 is $250,000 was due September 30, 2015.  The current annual rate of interest is 24% per annum. The conversion price is $0.007 per share. The Company determined that the conversion feature was a beneficial conversion feature.

On July 14, 2014, the Board of Directors approved a Settlement Agreement and Waiver of Default dated June 19, 2014 with Forglen related to the 7% Convertible Note. The Company cancelled the April 9, 2014 conversion as a result of the SEC suspension in the trading of the Company’s securities and Forglen has $250,000 of principal and interest outstanding on its note payable.

On December 20, 2013, the Company issued 7% Convertible Notes for $1,000,000, including $500,000 from Logic Works LLC. The principal balance due to Logic Works as of December 31, 2014 and 2015 is $250,000 was due September 30, 2015.  The current annual rate of interest is 24% per annum. The conversion price is $0.007 per share. The Company determined that the conversion feature was a beneficial conversion feature.

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

During the year ended December 31, 2015, the Company recorded interest expense of $120,165 and $196,032 of non-cash interest expense related to the amortization of the debt discount associated with these 7% convertible notes, respectively. As of December 31, 2015, the outstanding principal on these 7% convertible notes was $500,000, accrued interest was $238,606, and unamortized debt discount was $0, which results in a net amount of $738,606.

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

The Company entered into a Debenture dated August 6, 2015 with the Purchaser whereby the Purchaser purchased $100,000 in a senior secured, convertible, redeemable debenture from the Company in exchange for $100,000.  The Company promised to pay Purchaser, by no later than August 6, 2016 the outstanding principal together with interest on the outstanding principal amount under the Debenture, at the rate of 18% per annum simple interest. The Debenture is convertible only at the option of Purchaser upon an event of default at a conversion price of 90% of the lowest of the average daily volume weighted average price of the Company’s Common Stock during the 5 trading days immediately prior to the conversion date.

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

To facilitate the Committed Equity Facility, the Company has granted the Purchaser certain registration rights pursuant to a Registration Rights Agreement dated August 6, 2015 whereby the Company filed a registration statement to facilitate the purchase and sale of the common stock under the Committed Equity Facility.

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

On August 6, 2015, the Company valued the derivative liability of this senior secured convertible redeemable debenture at $66,668 and reduced debt by $66,668.

Amended and Restated Securities Purchase Agreement with TCA Global Credit Master Fund LP

On October 27, 2015, the Company entered into an Amended and Restated Securities Purchase Agreement and related agreements with TCA Global Credit Master Fund LP whereby we agreed to sell, and TCA agreed to purchase $350,000 of senior secured convertible, redeemable debentures. The Company previously entered into a Securities Purchase Agreement dated as of April 30, 2015 and effective as of July 9, 2015 to purchase up to $3,000,000 in Debentures. As of October 27, 2015, the Company sold $1,050,000 in Debentures to TCA and up to $1,950,000 in Debentures remains for sale by us.  The closing of the transaction occurred on October 27, 2015. In addition, TCA has advanced the Company an additional $100,000 for a total of $1,150.000. Also, on October 21, 2015 the Company issued 150,000 Series B Preferred Stock at a stated value equal to $10.00 per share to TCA that is convertible into the Company’s common stock.  On October 21, 2015, the Company also issued 51 shares of Series C Preferred Stock at $0.0001 par value per share to TCA that is not convertible into the Company’s common stock. In the event of a default under the Amended and Restated TCA Transaction Documents, TCA can exercise voting control over the Company’s common stock with their Series C Preferred Stock voting rights

Amended and Restated Securities Purchase Agreement

As set forth above, the Company entered into the Amended and Restated Securities Purchase Agreement on October 27, 2015 with the Purchaser whereby the Purchaser agreed to purchase $350,000 of the Debentures.

In addition, in consideration for advisory services provided by Purchaser to the Company prior to the closing (the “Second Closing Advisory Fee”), the Company paid to Purchaser a fee by issuing to Purchaser 150,000 Series B Preferred Stock valued at $1,500,000 and convertible into common stock of the Company.

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

The Series B Preferred Stock has authorized 150,000 shares with a stated value equal to $10.00 per share. Dividends payable to other classes of stock are restricted until repayment of the aggregate value of Series B Preferred Stock. Upon liquidation or dissolution of the Company, Series B Preferred Stock has no priority or preference with respect to distributions of any assets of the Company.  The Series B Preferred Stock is convertible into common stock by dividing the stated value of the shares being converted by 100% of the average of the five (5) lowest closing bid prices for the common stock during the ten (10) consecutive trading days immediately preceding the conversion date as quoted by Bloomberg, LP.

The Purchaser was issued 150,000 shares of Series B Preferred Stock.  However, in no event will Purchaser be entitled to hold in excess of 4.99% of the outstanding shares of common stock of the Company.

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

As of April 14, 2016, the Company is in default on our repayment obligations in its Agreements with TCA and owes TCA approximately $254,000 in principal and interest payments.  The Company is working to resolve these issues.

During the year ended December 31, 2015, the Company recorded interest expense of $68,510 and $552,139 of non-cash interest expense related to the amortization of the debt discount associated with the senior secured convertible redeemable debentures, respectively. As of December 31, 2015, the Company has borrowed $1,150,000 under the senior secured convertible redeemable debentures, accrued interest was $68,510 and the unamortized debt credit was $552,139, which results in a net amount of $666,371.

NOTE 12 – EQUITY

Authorized Capital Stock

The Company has voting common stock of 3,000,000,000 shares at $0.0001 par value and 10,000,000 shares of non-voting preferred stock with a par value of $0.0001 as authorized by the shareholders.

In addition, on October 21, 2015 the Company issued 150,000 Series B Preferred Stock at a stated value equal to $10.00 per share and convertible into our common stock.  On October 21, 2015, the Company also issued 51 shares of Series C Preferred Stock at $0.0001 par value per share that have certain voting rights but are not convertible into our common stock

Non-Voting Preferred Stock

Under the terms of our articles of incorporation, the Company’s board of directors is authorized to issue shares of non-voting preferred stock in one or more series without stockholder approval. The Company’s board of directors has the discretion to determine the rights, preferences, privileges and restrictions, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of non-voting preferred stock.

The purpose of authorizing the Company’s board of directors to issue non-voting preferred stock and determine its rights and preferences is to eliminate delays associated with a stockholder vote on specific issuances. The issuance of non-voting preferred stock, while providing flexibility in connection with possible acquisitions, future financings and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or could discourage a third party from seeking to acquire, a majority of our outstanding voting stock. Other than the Series B and C Preferred Stock discussed below, there are no shares of non-voting preferred stock presently outstanding and the Company no present plans to issue any shares of preferred stock.

Series B Preferred Stock Designation

In connection with the Amended and Restated Securities Purchase Agreement, the Board of Directors, on October 21, 2015, approved the authorization of a Series B Preferred Stock as provided in our Certificate of Incorporation, as amended.

The Series B Preferred Stock has authorized 150,000 shares with a stated value equal to $10.00 per share. Dividends payable to other classes of stock are restricted until repayment of the aggregate value of Series B Preferred Stock. Upon our liquidation or dissolution, Series B Preferred Stock has no priority or preference with respect to distributions of any assets by us.  The Series B Preferred Stock is convertible into common stock by dividing the stated value of the shares being converted by 100% of the average of the five lowest closing bid prices for the common stock during the ten consecutive trading days immediately preceding the conversion date as quoted by Bloomberg, LP.

TCA was issued 150,000 shares of Series B Preferred Stock.  However, in no event will Purchaser be entitled to hold in excess of 4.99% of the outstanding shares of common stock of the Company.

Series C Preferred Stock Designation

In connection with the Amended and Restated Securities Purchase Agreement, the Board of Directors, on October 21, 2015, approved the authorization of a Series C Preferred Stock as provided in our Certificate of Incorporation, as amended, and the issuance of 51 shares of Series C Preferred Stock. These shares only have voting rights in the event of a default by us under the Amended and Restated Transaction Documents. The Series C Preferred Stock is cancelled with the repayment of the TCA debt.

The Series C Preferred Stock Designation authorizes 51 shares of Series C Preferred Stock. Series C Preferred Stock is not entitled to dividend or liquidation rights and is not convertible into our common stock.

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

During the year ended December 31, 2015, the Company had had the following sales of unregistered sales of equity securities:

On June 16, 2015, the Company issued 7,772,725 shares of its common stock to Horwitz + Armstrong LLP pursuant a conversion of debt for $171,000. The shares were valued at the fair market price of $0.022 per share.

On December 18, 2015, the Company issued 2,000,000 shares to two if its former independent Board Directors. The Company valued the 4,000,000 shares at $0.01 per share or $40,000.

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

On March 31, 2014, the Company issued 500,000 shares to each of its four independent Board Directors, The Company valued the 2,000,000 shares at $0.58 per share which was the closing price of the Company’s common stock on March 31, 2014. The Company recorded stock based compensation of $1,160,000 during the three months ended March 31, 2014. On April 25, 2014, the Company entered into four Restricted Stock Cancellation Agreements with the four independent members of the Company’s Board of Directors, pursuant to which the Directors agreed to each cancel 500,000 shares of the Company’s restricted common stock granted to each Director on March 31, 2014. The Company recorded a reduction in common stock and an increase in additional paid in capital of $200 during the year ended December 31, 2014 are related to cancellation of the Restricted Stock Agreements.

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

On August 1, 2014, the Company issued 300,000 shares of its common stock to Joseph Barnes pursuant to a Manager Services Agreement with Mr. Barnes dated August 1, 2013. The shares were valued at the fair market price of $0.08 per share.

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

On December 11, 2013, the Company issued a warrant for 25,000,000 common shares to Hegyi, LLC, an entity controlled by Marco Hegyi, President of the Company. The warrants have a five-year term with an original exercise price of $0.08 per share. On December 18, 2015, the Company reduced the warrant exercise price to $0.01 per share. The warrants vest immediately and are exercisable in whole, or in part, at any time and from time to time on or after the issue date and on or before the termination date. The Company valued the warrants at the time of issuance using the Black-Scholes option pricing model using the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 88.81%; (iii) risk free rate of 0.02% and (iv) an expected term of three years. The Company expensed the entire $1,725,000 at the time of issuance because the warrants vested immediately and were also exercisable immediately.

A summary of the warrants issued as of December 31, 2015 were as follows:

December 31, 2015
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	565,000,000	$0.032
Issued	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at end of period	565,000,000	$0.032
Exerciseable at end of period	565,000,000

A summary of the status of the warrants outstanding as of December 31, 2015 is presented below:

December 31, 2015
Number of	Weighted Average Remaining	Weighted Average Exercise	Shares	Weighted Average Exercise
Warrants	Life	Price	Exerciseable	Price
540,000,000	3.31	$0.033	540,000,000	$0.033
25,000,000	2.94	0.010	25,000,000	0.010

565,000,000	3.30	$0.032	565,000,000	$0.032

Warrants totaling 565,000,000 shares of common stock have an intrinsic value of $0 as of December 31, 2015.

NOTE 13– STOCK OPTIONS

Description of Stock Option Plan

In fiscal year 2011, the Company authorized a Stock Incentive Plan whereby a maximum of 18,870,184 shares of the Company’s common stock could be granted in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, and Other Stock-Based Awards. On April 18, 2013, the Company’s Board of Directors voted to increase to 35,000,000 the maximum allowable shares of the Company’s common stock allocated to the 2011 Stock Incentive Plan. The Company has outstanding unexercised stock option grants totaling 29,020,000 shares as of December 31, 2015.  All grants are non-qualified as the plan was not approved by the shareholders within one year of its adoption.

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

Stock Option Activity

During the year ended December 31, 2015, the Company had the following stock option activity:

Mr. Adam Edwards resigned July 11, 2015 and an option to purchase four million five hundred thousand shares of the Company’s common stock under the Company’s 2011 Stock Incentive Plan at $0.05 per shares expired on October 10, 2015.

Ms. Tina Qunell resigned July 2, 2015 and an option to purchase seven million shares of the Company’s common stock under the Company’s 2011 Stock Incentive Plan at $0.05 per share expired on October 1, 2015.

Resigned employees forfeited options to purchase 200,000 shares of the Company’s common stock under the Company’s 2011 Stock Incentive Plan at $0.05 per share expired during the year ended December 31, 2015.

On July 31, 2014, the Company’s Board of Directors granted Mr. Scott an option to purchase 16,000,000 shares of the Company’s common stock under the Company’s 2011 Stock Incentive Plan at an exercise price of $0.07 per share, the fair market price on July 31, 2014. On December 18, 2015, the Company reduced the exercise price to $0.01 per share. Two million shares vested immediately upon the Company’s resolution of the class action lawsuits on of August 17, 2015).

As of December 31, 2015, there are 29,020,000 options to purchase common stock at an average exercise price of $0.028 per share outstanding under the 2011 Stock Incentive Plan. The Company recorded $175,661 and $724,267 of compensation expense, net of related tax effects, relative to stock options for the years ended December 31, 2015 and 2014 in accordance with ASC 505. Net loss per share (basic and diluted) associated with this expense was approximately ($0.00). As of December 31, 2015, there is $244,011 of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately 3.85 years.

Stock option activity for the years ended December 31, 2015 and 2014 is as follows:

	Weighted Average
	Options	Exercise Price	$
Granted	49,720,000	$0.075	$3,706,000
Exercised	(5,126,187)	(0.133)	(682,922)
Forfeitures	(44,725,000)	(0.092)	(4,132,751)
Outstanding as of December 31, 2014	40,720,000	0.058	2,356,000
Granted	-	-	(960,000)
Exercised	-	-	-
Forfeitures	(11,700,000)	(0.050)	(585,000)
Outstanding as of December 31, 2015	29,020,000	$0.028	$811,000

The following table summarizes information about stock options outstanding and exercisable at December 31, 2015:

Range of Exercise	Number	Weighted Average Remaining Life In	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Prices	Outstanding	Years	Exerciseable	Exerciseable	Exerciseable
$0.05	13,020,000	4.00	$0.050	7,120,000	$0.050
0.01	16,000,000	3.77	0.010	7,833,333	0.010
	29,020,000	3.85	$0.028	14,953,333	$0.043

Stock option grants totaling 29,020,000 shares of common stock have an intrinsic value of $0 as of December 31, 2015.

NOTE 14 – COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

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

The Company issued $2 million in common stock or 115,141,048 shares of the Company’s common stock on April 6, 2016 pursuant to the settlement of the Consolidated Class Action and Derivative Action lawsuits alleging violations of federal securities laws that were filed against the Company in United States District Court, Central District of California. The Company accrued $2,000,000 as loss on class action lawsuits and contingent liabilities during the year ending December 31, 2015.

Sales and Payroll Tax Liabilities

As of December 31, 2015, the Company owes approximately $102,000 in sales tax and $20,000 in payroll taxes. The Company is currently negotiating or operating under payment plans on these liabilities.

Other Legal Proceedings

The Company is in default on our Portland, Maine, Boulder, Colorado and Plaistow, New Hampshire store leases for non-payment of lease payments and the Company is negotiating with the landlords. The Company is currently subject to legal actions with various vendors.

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

Upon the Company’s acquisition of Rocky Mountain Hydroponics, LLC and Evergreen Garden Center, the Company assumed the lease for the RMH/EGC retail hydroponics store located in Plaistow, New Hampshire. The lease commencement date was May 1, 2013 with an expiration date of January 31, 2016. The monthly rent throughout the term of the lease is $2,105. The Company vacated this store and terminated this lease during 2015.

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

On January 23, 2014, the Company entered into a lease agreement for retail space for its hydroponics store in Boulder, Colorado. The lease commenced on February 1, 2014 and expires on May 31, 2017. Monthly rent for year one of the lease was $4,051, with monthly rent of $4,173 in year two, $4,298 in year three, and $4,427 for month 37 through 39. The Company had an option to extend the lease for one three year terms as long it is not in default under the lease. The Company vacated the retail space as of November 30, 2015. The landlord has filed a collection claim for $179,920 against GrowLife Hydroponics. The Company expects to contest this claim.

The Company is in default on our Portland, Maine, Boulder, Colorado and Plaistow, New Hampshire store leases for non-payment of the lease payments and is negotiating with the landlords.

The aggregate future minimum lease payments under operating leases, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended December 31,	Total
2016	$76,929
2017	34,675
2018	28,365
2019	0
2020	-
Beyond	-
Total	$139,969
Employment and Consulting Agreements

Employment Agreement with Marco Hegyi

On December 4, 2013, the Company entered into an Employment Agreement with Marco Hegyi pursuant to which the Company engaged Mr. Hegyi as its President from December 4, 2013 through December 4, 2016 to provide consulting and management services. Per the terms of the Hegyi Agreement, Mr. Hegyi established an office in Seattle, Washington while also maintaining operations in the Southern California area. Mr. Hegyi’s annual compensation is $150,000 for the first year of the Hegyi Agreement; $250,000 for the second year; and $250,000 for the third year. Mr. Hegyi is also entitled to receive an annual bonus equal to four percent (4%) of the Company’s EBITDA for that year. The annual bonus shall be paid no later than 31 days (i.e., by January 31st) following the end of each calendar year. Mr. Hegyi’s first annual bonus will be calculated based on the Company’s EBITDA for calendar year 2014, with such bonus payable on or before January 31, 2015. If Mr. Hegyi’s employment is terminated for any reason prior to the expiration of the Term, as applicable, his annual bonus will be prorated for that year based on the number of days worked in that year. At the commencement of Mr. Hegyi’s employment, an entity affiliated with Mr. Hegyi received a Warrant to purchase up to 25,000,000 shares of common stock of the Company at an exercise price of $0.08 per share. The Hegyi Warrant is exercisable for five years. On June 20, 2014, the Company and Mr. Hegyi reduced the warrant life from ten to five years. On January 25, 2016, the Company reduced the warrant exercise price to $0.01 per share effective December 18, 2015.

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

Consulting Chief Financial Officer Agreement with an Entity Controlled by Mark E. Scott

On July 31, 2014, the Company entered into a Consulting Chief Financial Officer Letter with an entity controlled by Mark E. Scott pursuant to which the Company engaged Mr. Scott as its Consulting CFO from July 1, 2014 through September 30, 2014, and continuing thereafter until either party provides sixty day notice to terminate the Letter or Mr. Scott enters into a full-time employment agreement.

Per the terms of the Scott Agreement, Mr. Scott’s compensation is $150,000 on an annual basis for the first year of the Scott Agreement. Mr. Scott is also entitled to receive an annual bonus equal to two percent of the Company’s EBITDA for that year. The Company’s Board of Directors granted Mr. Scott an option to purchase sixteen million shares of the Company’s Common Stock under the Company’s 2011 Stock Incentive Plan at an exercise price of $0.07 per share, the fair market price on July 31, 2014. On December 18, 2015, the Company reduced the exercise price to $0.01 per share. The shares vest as follows:

i	Two million shares vest immediately upon securing a market maker with an approved 15c2-11 resulting in the Company’s relisting on OTCBB (earned as of February 18, 2016);

ii	Two million shares vest immediately upon the successful approval and effectiveness of the Company’s S-1 (not earned as of December 31, 2015);

iii	Two million shares vest immediately upon the Company’s resolution of the class action lawsuits (earned as of August 17, 2015); and,

iv	Ten million shares will vest on a monthly basis over a period of three years beginning on the July 1, 2014.

All options will have a five-year life and allow for a cashless exercise. The stock option grant is subject to the terms and conditions of the Company’s Stock Incentive Plan, including vesting requirements.  In the event that Mr. Scott’s continuous status as consultant to the Company is terminated by the Company without Cause or Mr. Scott terminates his employment with the Company for Good Reason as defined in the Scott Agreement, in either case upon or within twelve months after a Change in Control as defined in the Company’s Stock Incentive Plan except for CANX USA, LLC, then 100% of the total number of shares shall immediately become vested.

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

Promotion Letter with Joseph Barnes

On October 10, 2014, the Company entered into a Promotion Letter with Joseph Barnes which was effective October 1, 2014 pursuant to which the Company engaged Mr. Barnes as its Senior Vice-President of Business Development from October 1, 2014 on an at will basis. This Promotion Letter supersedes and canceled the Manager Services Agreement with Mr. Barnes dated August 1, 2013.

Per the terms of the Barnes Agreement, Mr. Barnes’s compensation is $90,000 on an annual basis. Mr. Barnes received a bonus of $6,500 and is also entitled to receive a quarterly bonus based on growth of the Company’s growth margin dollars. No quarterly bonuses were earned under this Promotion Letter. Mr. Barnes was granted an option to purchase eight million shares of the Company’s common stock under the Company’s 2011 Stock Incentive Plan at an exercise price on the date of grant. The shares vest as follows:

i	Two million shares vested immediately;

iv	Six million shares vest on a monthly basis over a period of three years beginning on the date of grant.

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

On May 30, 2014, the Company announced the resignation of Robert Hunt effective May 23, 2014 as Executive Vice President of GrowLife, Inc., President of GrowLife Hydroponics. On June 3, 2014, the Board of Directors accepted the resignation of Robert Hunt effective June 2, 2014 as a Director of the Company. On October 17, 2014, the Company entered into a Settlement Agreement and Release with Mr. Robert Hunt, whereby the Parties cancelled the Executive Services Agreement ("ESA") dated June 7, 2013 and his stock option grant for 12,000,000 shares. The Company agreed to issue 6,000,000 shares of restricted common stock under certain conditions that have not been met (issuance not triggered as of December 31, 2015), paid cash severance totaling $50,000 monthly over five month starting October 25, 2014 and reimbursed Mr. Hunt for health insurance benefits and other expenses monthly over five months starting October 25, 2014. The Parties entered into a release agreement.

Promotion Letter with Jeremy Belmont

On October 10, 2014, the Company entered into a Promotion Letter with Jeremy Belmont which was effective October 1, 2014 pursuant to which the Company engaged Mr. Belmont as Vice President of Sales from October 1, 2014 on an at will basis. This Promotion Letter superseded and canceled the Manager Services Agreement with Mr. Belmont dated October 1, 2013.

Per the terms of the Belmont Agreement, Mr. Belmont’s compensation was $72,000 on an annual basis. Mr. Belmont received a bonus of $6,500 and is also entitled to receive a quarterly bonus based on growth of the Company’s growth margin dollars. No quarterly bonuses were earned under this Promotion Letter. Mr. Barnes was granted an option to purchase five million shares of the Company’s common stock under the Company’s 2011 Stock Incentive Plan at an exercise price on the date of grant. The Shares vest as follows:

i	One million four hundred thousand shares vested immediately;

iv	Three million six hundred thousand shares will vest on a monthly basis over a period of three years beginning on the date of grant.

All options had a five-year life and allow for a cashless exercise. The stock option grant is subject to the terms and conditions of the Company’s Stock Incentive Plan, including vesting requirements.  In the event that Mr. Belmont’s continuous status as employee to the Company is terminated by the Company without Cause or Mr. Belmont terminates his employment with the Company for Good Reason as defined in the Belmont Agreement, in either case upon or within twelve months after a Change in Control as defined in the Company’s Stock Incentive, then 100% of the total number of Shares shall immediately become vested.

Mr. Belmont was entitled to participate in all group employment benefits that are offered by the Company to the Company’s senior executives and management employees from time to time, subject to the terms and conditions of such benefit plans, including any eligibility requirements. Finally, Mr. Belmont was entitled to fifteen days of vacation annually and also had certain insurance and travel employment benefits.

Mr. Belmont may receive severance benefits and the Company’s obligation under a termination by the Company without Cause or Mr. Belmont terminated his employment for Good Reason are discussed above.

Mr. Belmont resigned January 13, 2016.

Promotion Letter with Adam Edwards

On October 10, 2014, the Company entered into a Promotion Letter with Adam Edwards which was effective October 1, 2014 pursuant to which the Company engaged Mr. Edwards as Vice President of Sales from October 1, 2014 on an at will basis.

Per the terms of the Edwards Agreement, Mr. Edwards’s compensation is $72,000 on an annual basis. Mr. Edwards received a bonus of $6,500 and was also entitled to receive a quarterly bonus based on growth of the Company’s growth margin dollars. No quarterly bonuses were earned under this Promotion Letter. Mr. Edwards was granted an option to purchase four million five hundred thousand shares of the Company’s common stock under the Company’s 2011 Stock Incentive Plan at an exercise price on the date of grant. The shares vested quarterly over thirty six months.

All options had a five-year life and allow for a cashless exercise. The stock option grant is subject to the terms and conditions of the Company’s Stock Incentive Plan, including vesting requirements.  In the event that Mr. Edwards’s continuous status as employee to the Company is terminated by the Company without Cause or Mr. Edwards terminates his employment with the Company for Good Reason as defined in the Edwards Agreement, in either case upon or within twelve months after a Change in Control as defined in the Company’s Stock Incentive, then 100% of the total number of shares shall immediately become vested.

Mr. Edwards was entitled to participate in all group employment benefits that are offered by the Company to the Company’s senior executives and management employees from time to time, subject to the terms and conditions of such benefit plans, including any eligibility requirements. Finally, Mr. Edwards was entitled to fifteen days of vacation annually and also has certain insurance and travel employment benefits.

Mr. Edwards may receive severance benefits and the Company’s obligation under a termination by the Company without Cause or Mr. Edwards terminated his employment for Good Reason are discussed above.

Mr. Edwards resigned July 11, 2015.

Offer Letter with Tina Qunell

On November 20, 2014, the Company entered into an Offer Letter with Tina Qunell which was effective November 24, 2014 pursuant to which the Company engaged Ms. Qunell as Vice President of Marketing on an at will basis.

Per the terms of the Qunell Agreement, Ms. Qunell’s compensation was $72,000 on an annual basis. Ms. Qunell was granted an option to purchase seven million shares of the Company’s common stock under the Company’s 2011 Stock Incentive Plan at an exercise price on the date of grant. One million of the shares vested immediately and six million vest quarterly over thirty six months.

All options had a five-year life and allow for a cashless exercise. The stock option grant was subject to the terms and conditions of the Company’s Stock Incentive Plan, including vesting requirements.  In the event that Ms. Qunell’s continuous status as employee to the Company was terminated by the Company without Cause or Mr. Qunell terminates her employment with the Company for Good Reason as defined in the Qunell Agreement, in either case upon or within twelve months after a Change in Control as defined in the Company’s Stock Incentive, then 100% of the total number of shares shall immediately become vested.

Ms. Qunell was entitled to participate in all group employment benefits that are offered by the Company to the Company’s senior executives and management employees from time to time, subject to the terms and conditions of such benefit plans, including any eligibility requirements. Finally, Ms. Qunell was entitled to fifteen days of vacation annually and also has certain insurance and travel employment benefits.

Ms. Qunell may receive severance benefits and the Company’s obligation under a termination by the Company without Cause or Ms. Qunell terminated her employment for Good Reason are discussed above.

Ms. Qunell resigned July 2, 2015.

Investment Banking Letter with D. Weckstein and Co. Inc.

On August 27, 2014, the Company issued 5,000,000 shares of its common stock to D. Weckstein and Co., Inc. pursuant to an Investment Banking Letter. The shares were valued at the fair market price of $0.08 per share.

NOTE 15 – INCOME TAXES

The Company has incurred losses since inception, which have generated net operating loss carryforwards.  The net operating loss carryforwards arise from United States sources.

Pretax losses arising from United States operations were approximately $5,700,000 and $87,000,000 and for the years ended December 31, 2015 and 2014, respectively.

The Company has net operating loss carryforwards of approximately $17,000,000, which expire in 2023-2033. Because it is not more likely than not that sufficient tax earnings will be generated to utilize the net operating loss carryforwards, a corresponding valuation allowance of approximately $6,700,000 was established as of December 31, 2015. Additionally, under the Tax Reform Act of 1986, the amounts of, and benefits from, net operating losses may be limited in certain circumstances, including a change in control.

Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. There can be no assurance that the Company will be able to utilize any net operating loss carryforwards in the future.

For the year ended December 31, 2015, the Company’s effective tax rate differs from the federal statutory rate principally due to net operating losses, warrants issued for services, change in fair value of derivative and debt discount.

The principal components of the Company’s deferred tax assets at December 31, 2015 and 2014 are as follows:

	2015	2014	2013
U.S. operations loss carry forward and state at statutory rate of 40%	$6,713,538	$5,038,976	$3,612,736
Less valuation allowance	(6,713,538)	(5,038,976)	(3,612,736)
Net deferred tax assets	-	-	-
Change in valuation allowance	$(6,713,538)	$(5,038,976)	$(3,612,736)

A reconciliation of the United States Federal Statutory rate to the Company’s effective tax rate for the years ended December 31, 2015 and 2014 is as follows:

	2015	2014
Federal statutory rate	-34.0%	-34.0%
State income tax rate	-6.0%	-6.0%
Change in valuation allowance	40.0%	40.0%
Effective tax rate	0.0%	0.0%
The Company’s tax returns for 2010 to 2014 are open to review by the Internal Revenue Service.

NOTE 16 – SUBSEQUENT EVENTS

The Company evaluates subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements are available.

Subsequent to December 31, 2015, the following material transactions occurred:

Resumed Trading of our Common Stock

On February 18, 2016, our common stock resumed unsolicited quotation on the OTC Bulletin Board after receiving clearance from the Financial Industry Regulatory Authority (“FINRA”) on our Form 15c2-11.  The Company is currently taking the appropriate steps to uplist to the OTCQB Exchange and resume priced quotations with market makers as soon as it is able.

Equity Issuances

On January 4, 2016, the Company issued 3,000,000 shares of its common stock to an entity affiliated with Mark E. Scott, the Company’s Chief Financial Officer, pursuant to a conversion of debt for $30,000. The shares were valued at the fair market price of $0.01 per share.

On January 16, 2016, the Company issued 1,400,000 shares of its common stock to a former consultant pursuant a conversion of debt for $40,000. The shares were valued at the fair market price of $0.01 per share.

On January 27, 2016, the Company issued 1,500,000 shares of its common stock to Michael E. Fasci, a Board Director, pursuant to a service award for $15,000. The shares were valued at the fair market price of $0.01 per share.

During March 2016, Holder of the Company’s Convertible Notes Payables, converted principal and accrued interest of $608,905 into 86,986,437 shares of the Company’s common stock at a per share conversion price of $0.007.

The Company issued $2 million in common stock or 115,141,048 shares of the Company’s common stock on April 6, 2016 pursuant to the settlement of the Consolidated Class Action and Derivative Action lawsuits alleging violations of federal securities laws that were filed against the Company in United States District Court, Central District of California. The Company accrued $2,000,000 as loss on class action lawsuits and contingent liabilities during the year ending December 31, 2015.

Stock Option Vesting

On February 18, 2016, an entity affiliated with Mark E. Scott, the Company’s Chief Financial Officer, had a two million share stock option grant issued at $0.01 per share vest immediately upon the Company securing a market maker with an approved 15c2-11 resulting in the Company’s relisting on OTCBB.

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

Potential Convertible Note Defaults

Several of the Company’s convertible promissory notes remain outstanding beyond their respective maturity dates. This may trigger an event of default under the respective agreements. The Company is working with these noteholders to convert their notes into common stock and intends to resolve these outstanding issues as soon as practicable.

Enactment of Heightened Corporate Governance Measures Pursuant to Derivative Action Settlement

In connection with the settlement of the Derivative Actions related to alleged violations of federal securities laws, the Company agreed to expansive corporate governance measures.

During 2015 and 2016, the Company has enacted and continues to enact heightened corporate governance measure pursuant to the Derivative Action Settlement.  The Company plans to hold a special shareholder meeting in the coming months to further implement measures associated with the Derivative Action Settlement.

Employment and Consulting Agreements Defaults

The Company owes Marco Hegyi approximately $53,287 in payroll and expenses as of December 31, 2015 and is in default under the Employment Agreement with Mr. Hegyi.

The Company owes Mark Scott approximately $71,537 in payroll and expenses as of December 31, 2015 and is in default under the Consulting Agreement with Mr. Scott.

Expiration of Stock Option Grants

Mr. Belmont resigned January 13, 2016 and an option to purchase five million shares of the Company’s common stock under the Company’s 2011 Stock Incentive Plan expired on April 13, 2016.

Entry into Securities Purchase Agreement

On April 5, 2016, the Company entered into and closed a Securities Purchase Agreement and related agreements (the “Transaction Documents”) with an accredited investor (the “Purchaser”) whereby the Company agreed to sell, and the Purchaser agreed to purchase an unsecured convertible promissory note in the original principal amount of $2,755,000 (the “Note”) (collectively, the “Transaction”).

In connection with the Transaction, the Company was provided $350,000 in cash as well as a series of twelve Secured Investor Notes for a total Purchase Price of $2,500,000.  The Note carries an Original Issue Discount (“OID”) of $250,000 and the Company agreed to pay $5,000 to cover Purchaser’s legal fees, accounting costs and other transaction expenses.

The Secured Investor Notes are payable as follows: 1) $50,000 upon filing of a Registration Statement on Form S-1 (the “Registration Statement”), 2) $100,000 upon effectiveness of the Registration Statement, and 3) up to $200,000 per month over the 10 months following effectiveness at the sole discretion of the Company, subject to certain conditions.  The Company shall file the Registration Statement within forty-five (45) days of the Closing and will register shares of its common stock for the benefit of Purchaser in exchange for the payments under the Secured Investor Notes.

The Purchaser has the option to convert the Note at 65% of the average of the three (3) lowest volume weighted average prices in the twenty (20) Trading Days immediately preceding the applicable conversion (the “Conversion Price”). However, in no event will the Conversion Price be less than $0.02 or greater than $0.09.  In addition, beginning on the date that is the earlier of six (6) months or five (5) days after the Registration Statement becomes effective, and on the same day of each month thereafter, the Company will re-pay the Note in monthly installments in cash, or, subject to certain Equity Conditions, in the Company’s common stock at 65% of the average of the three (3) lowest volume weighted average prices  in the twenty (20) Trading Days immediately preceding the applicable conversion (the “Installment Conversion Price”).

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

The effectiveness of our internal control over financial reporting as of December 31, 2015 has not been audited by PMB Helin Donovan, LLP, an independent registered public accounting firm.

/s/ Marco Hegyi	/s/ Mark E. Scott
Marco Hegyi	Mark E. Scott
President	Chief Financial Officer

Seattle, WA
April 14, 2016

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, GrowLife, Inc. (the "Registrant") has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GROWLIFE, INC.

Date: April 14, 2016	By:	/s/ Marco Hegyi
Marco Hegyi
President and Director (Principal Executive Officer)

	By:	/s/ Mark E. Scott
Mark Scott
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURES	TITLE	DATE

/s/ Marco Hegyi	President and Director	April 14, 2016
Marco Hegyi	(Principal Executive Officer)

/s/ Mark E. Scott	Chief Financial Officer and Secretary	April 14, 2016
Mark E. Scott	(Principal Financial/Accounting Officer)

/s/ Michael E. Fasci	Director	April 14, 2016
Michael E. Fasci