Form 10-Q
period 2016-03-31
GROWLIFE, INC.
filed 2016-05-16
CIK 1161582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 16, 2016 there were 1,115,143,961 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

ITEM 1.	FINANCIAL STATEMENTS

GROWLIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$36,560	$60,362
Inventory, net	487,154	398,439
Deposits	16,754	16,754
Total current assets	540,468	475,555

EQUIPMENT, NET	7,799	10,327

OTHER ASSETS
Intangible assets, net	216,967	243,604
Goodwill	739,000	739,000

TOTAL ASSETS	$1,504,234	$1,468,486

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade	$1,380,161	$1,272,572
Accounts payable - related parties	53,537	71,920
Accrued expenses	225,068	121,765
Accrued expenses - related parties	72,021	53,287
Derivative liability	3,845,467	1,377,175
Current portion of convertible notes payable	1,845,139	2,287,868
Deferred revenue	24,864	25,000
Total current liabilities	7,446,257	5,209,587

LONG TERM LIABILITIES:
Convertible notes payable	-	-

COMMITMENTS AND CONTINGENCIES	2,000,000	2,000,000

MEZZANINE EQUITY:
Contingently redeemable common stock-
0 and 15,000,000 shares issued and outstanding at 3/31/2016 and 12/31/2015, respectively	-	300,000

STOCKHOLDERS' DEFICIT
Preferred stock - $0.0001 par value, 10,000,000 shares authorized, no shares
issued and outstanding	-	-
Series B Convertible Preferred stock - $0.0001 par value, 150,000 shares authorized,
150,000 shares issued and outstanding at 3/31/2016 and 12/31/2015, respectively	15	15
Series C Convertible Preferred stock - $0.0001 par value, 51 shares authorized,
51 shares issued and outstanding at 3/31/2016 and 12/31/2015, respectively	-	-
Common stock - $0.0001 par value, 3,000,000,000 shares authorized, 999,002,933
and 891,116,496 shares issued and outstanding at 3/31/2016 and 12/31/2015, respectively	99,886	89,098
Additional paid in capital	111,575,070	110,585,434
Accumulated deficit	(119,616,994)	(116,715,648)
Total stockholders' deficit	(7,942,023)	(6,041,101)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,504,234	$1,468,486

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended,
	March 31, 2016	March 31, 2015

NET REVENUE	$467,495	$1,497,811
COST OF GOODS SOLD	332,560	1,104,194
GROSS PROFIT	134,935	393,617
GENERAL AND ADMINISTRATIVE EXPENSES	401,813	785,202
OPERATING LOSS	(266,878)	(391,585)

OTHER INCOME (EXPENSE):
Change in fair value of derivative	(2,468,292)	(1,408,245)
Interest expense, net	(166,176)	(184,054)
Total other (expense)	(2,634,468)	(1,592,299)

(LOSS) BEFORE INCOME TAXES	(2,901,346)	(1,983,884)

Income taxes - current benefit	-	-

NET (LOSS)	$(2,901,346)	$(1,983,884)

Basic and diluted (loss) per share	$(0.00)	$(0.00)

Weighted average shares of common stock outstanding- basic and diluted	939,520,030	879,343,771

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended,
	March 31, 2016	March 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,901,346)	$(1,983,884)
Adjustments to reconcile net loss to net cash (used in)
Operating activities
Depreciation and amortization	2,528	3,929
Amortization of intangible assets	26,637	26,637
Stock based compensation	32,520	50,617
Common stock issued for services	15,000	-
Amortization of debt discount	104,580	126,582
Change in fair value of derivative liability	2,468,292	1,408,245
Accrued interest on convertible notes payable	61,596	57,480
Interest converted on convertible notes payable	43,999	-
Changes in operating assets and liabilities:
Inventory	(88,715)	30,319
Prepaid expenses	-	(2,031)
Accounts payable	89,206	159,921
Accrued expenses	122,037	(70,680)
Deferred revenue	(136)	-
CASH (USED IN) OPERATING ACTIVITIES	(23,802)	(192,865)

CASH FLOWS FROM INVESTING ACTIVITIES:
	-	-
	-	-
NET CASH PROVIDED BY INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
	-	-
	-	-
	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(23,802)	(192,865)

CASH AND CASH EQUIVALENTS, beginning of period	60,362	286,238

CASH AND CASH EQUIVALENTS, end of period	$36,560	$93,373

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash investing and financing activities:
Shares issued for convertible note and interest conversion	$608,904	$-
Shares issued for debt conversion	$44,000	$-

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

The Company anticipates that it will record losses from operations for the foreseeable future. As of March 31, 2016, our accumulated deficit was $119,616,994.  The Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements during this period primarily through the recurring issuance of convertible notes payable and advances from a related party. The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2015 and filed with the SEC on April 14, 2016 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

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

Inventories - Inventories are recorded on a first in first out basis. Inventory consists of raw materials, purchased finished goods and components held for resale. Inventory is valued at the lower of cost or market. The reserve for inventory was $20,000 as of March 31, 2016 and December 31, 2015, respectively.

Property and Equipment - Property and equipment are stated at cost. Assets acquired held under capital leases are initially recorded at the lower of the present value of the minimum lease payments discounted at the implicit interest rate or the fair value of the asset. Major improvements and betterments are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over an estimated useful life of five years. Assets acquired under capital lease are depreciated over the lesser of the useful life or the lease term. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated statements of operations.

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

Sales Returns - We allow customers to return defective products when they meet certain established criteria as outlined in our sales terms and conditions. It is our practice to regularly review and revise, when deemed necessary, our estimates of sales returns, which are based primarily on actual historical return rates. We record estimated sales returns as reductions to sales, cost of goods sold, and accounts receivable and an increase to inventory. Returned products which are recorded as inventory are valued based upon the amount we expect to realize upon its subsequent disposition. As of March 31, 2016 and December 31 31, 2015, there was no reserve for sales returns, which are minimal based upon our historical experience.

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

Net (Loss) Per Share - Under the provisions of ASC 260, “Earnings per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The common stock equivalents have not been included as they are anti-dilutive. As of March 31, 2016, there are also (i) stock option grants outstanding for the purchase of 29.0 million common shares at a $0.028 average strike price; (ii) warrants for the purchase of 565.0 million common shares at a $0.032 average exercise price; (iii) 164.0 million shares related to convertible debt that can be converted at 0.007 per share; and (iv) 6.0 million shares that may be issued to a former executive related to a severance agreement. On April 6, 2016, we issued $2 million in common stock or 115,141,048 shares of our common stock pursuant to the settlement of the Consolidated Class Action and Derivative Action lawsuits alleging violations of federal securities laws that were filed against the Company in United States District Court, Central District of California. In addition, we have an unknown number of common shares to be issued under the TCA financing agreements. As of March 31, 2015, there were stock options outstanding for the purchase of 40,720,000 common shares, warrants for the purchase of 565,000,000 common shares, 217,287,286 shares related to convertible debt and 6,000,000 of shares which we may have to issue under a settlement agreement which could potentially dilute future earnings per share.

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

NOTE 4 – TRANSACTIONS WITH CANX USA, LLC AND LOGIC WORKS LLC

Transactions with CANX, LLC and Logic Works LLC

On July 10, 2014, the Company closed a Waiver and Modification Agreement, Amended and Restated Joint Venture Agreement, Secured Credit Facility and Secured Convertible Note with CANX, and Logic Works, a lender and shareholder of the Company. The Agreements require the filing of a registration statement on Form S-1 within 10 days of the filing of the Company’s Form 10-Q for the period ended June 30, 2014. Due to the Company’s grey sheet trading status and other issues, the Company did not file the registration statement.

Previously, the Company entered into a Joint Venture Agreement with CANX, a Nevada limited liability company.  Under the terms of the Joint Venture Agreement, the Company and CANX formed Organic Growth International, LLC (“OGI”), a Nevada limited liability company, for the purpose of expanding the Company’s operations in its current retail hydroponic businesses and in other synergistic business verticals and facilitating additional funding for commercially financeable transactions of up to $40,000,000.

The Company initially owned a non-dilutive 45% share of OGI and the Company may acquire a controlling share of OGI as provided in the Joint Venture Agreement. In accordance with the Joint Venture Agreement, the Company and CANX entered into a Warrant Agreement whereby the Company delivered to CANX a warrant to purchase 140,000,000 shares of the Company common stock that is convertible at $0.033 per share, subject to adjustment as provided in the warrant. The five year warrant expires November 18, 2018. Also in accordance with the Joint Venture Agreement, on February 7, 2014 the Company issued an additional warrant to purchase 100,000,000 shares of our common stock that is convertible at $0.033 per share, subject to adjustment as provided in the warrant. The five year warrant expires February 6, 2019.

Waiver and Modification Agreement

The Company entered into a Waiver and Modification Agreement dated June 25, 2014 with Logic Works whereby the 7% Convertible Note with Logic Works dated December 20, 2013 was modified to provide for (i) a waiver of the default under the 7% Convertible Note; (ii) a conversion price which is the lesser of (A) $0.025 or (B) twenty percent (20%) of the average of the three (3) lowest daily VWAPs occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable Conversion Date on which the Holder elects to convert all or part of this Note; (iii) the filing of a registration statement on Form S-1 within 10 days of the filing of the Company’s Form 10-Q for the period ended June 30, 2014; and (iv) continuing interest of 24% per annum. Due to the Company’s grey sheet trading status and other issues, the Company did not file the registration statement. This 20% of the average should be 70% and the Parties are working to resolve this issue.

Amended and Restated Joint Venture Agreement

The Company entered into an Amended and Restated Joint Venture Agreement dated July 1, 2014 with CANX whereby the Joint Venture Agreement dated November 19, 2013 was modified to provide for (i)  up to $12,000,000 in conditional financing subject to review by GrowLife and approval by OGI for business growth development opportunities in the legal cannabis industry for up to nine months, subject to extension; (ii) up to $10,000,000 in working capital loans, with each loaning requiring approval in advance by CANX;  (iii) confirmed that the five year warrants, subject to adjustment, at $0.033 per share for the purchase of 140,000,000 and 100,000,000 were fully earned and were not considered compensation for tax purposes by the Company; (iv) granted CANX five year warrants, subject to adjustment, to purchase 300,000,000 shares of common stock at the fair market price of $0.033 per share as determined by an independent appraisal; (v) warrants as defined in the Agreement related to the achievement of OGI milestones; (vi) a four year term, subject to adjustment and (vi) the filing of a registration statement on Form S-1 within 10 days of the filing of the Company’s Form 10-Q for the period ended June 30, 2014. Due to the Company’s grey sheet trading status and other issues, the Company did not file the registration statement.

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

On July 10, 2014, the Company closed a Waiver and Modification Agreement, Amended and Restated Joint Venture Agreement, Secured Credit Facility and Secured Convertible Note with CANX, and Logic Works, a lender and shareholder of the Company. As of December 31, 2014, the Company has borrowed $350,000 under the Secured Convertible Note and Secured Credit Facility dated June 25, 2014 with Logic Works.

OGI was incorporated on January 7, 2014 in the State of Nevada and had no business activities as of March 31, 2016.

NOTE 5 – INVENTORY

Inventory as of March 31, 2016 and December 31, 2015 consists of the following:

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)

Finished goods	$507,154	$418,439
Inventory reserve	(20,000)	(20,000)
Total	$487,154	$398,439

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

NOTE 6– INTANGIBLE ASSETS

Intangible assets as of March 31, 2016 consisted of the following:

	Estimated
Intangible Assets:	Useful Lives	Cost	Accumulated Amortization	Net Book Value
RMH/EGC acquisition- customer contracts	5 years	$366,000	$(207,400)	$158,600
Greners acquisition- customer contracts	5 years	230,000	(171,633)	58,367
Phototron acquisition- customer contracts	5 years	215,000	(215,000)	-
Soja, Inc. (Urban Garden Supply) acquisition- customer contracts	5 years	60,000	(60,000)	-
Total intangible assets		$871,000	$(654,033)	$216,967

Total amortization expense was $26,637 for the three months ended March 31, 2016 and 2015.

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

NOTE 7 – CONVERTIBLE NOTES PAYABLE, NET

Convertible notes payable as of March 31, 2016 consisted of the following:

				Balance
		Accrued	Debt	As of
	Principal	Interest	Discount	March 31, 2016
6% Senior secured convertible notes (2012)	$103,680	$123,572	$-	$227,252
6% Secured convertible note (2014)	350,000	35,877	(39,577)	346,300
7% Convertible note ($850,000)	250,000	119,096	-	369,096
7% Convertible note ($1,000,000)	18,573	147,089	-	165,662
18% Senior secured redeemable convertible debenture ($1,150,000)	1,150,000	78,735	(491,906)	736,829

	$1,872,253	$504,369	$(531,483)	$1,845,139

				Balance
		Accrued	Debt	As of
	Principal	Interest	Discount	December 31, 2015
6% Senior secured convertible notes (2012)	$413,680	$172,494	$-	$586,174
6% Secured convertible note (2014)	350,000	30,641	(83,924)	296,717
7% Convertible note ($850,000)	250,000	104,137	-	354,137
7% Convertible note ($1,000,000)	250,000	134,469	-	384,469
18% Senior secured redeemable convertible debenture ($1,150,000)	1,150,000	68,510	(552,139)	666,371

	$2,413,680	$510,251	$(636,063)	$2,287,868

Several of the Company’s convertible promissory notes remain outstanding beyond their respective maturity dates. This may trigger an event of default under the respective agreements. The Company is working with these noteholders to convert their notes into common stock and intends to resolve these outstanding issues as soon as practicable. As a result, the Company accrued interest on these notes at the default rates. Furthermore, as a result of being in default on these notes, the Holders could, at their sole discretion, call these notes. Although no such action has been taken by the Holders, the Company classified these notes as a current liability as of December 31, 2015 and March 31, 2016.

6% Senior Secured Convertible Notes Payable (2012)

On September 28, 2012, the Company entered into an Amendment and Exchange Agreement with investors, including Sterling Scott, our then CEO. The Exchange Agreement provided for the issuance of new 6% Senior Secured Convertible Notes that replaced the 6% Senior Secured Convertible Notes that were previously issued during 2012. The 6% Notes accrued interest at the rate of 6% per annum and had a maturity date of April 15, 2015. No cash payments were required; however, accrued interest is due at maturity. In the event of a default the investors may declare the entire principal and accrued interest to be due and payable. Default interest accrued at the rate of 12% per annum. The 6% Notes were secured by substantially all of the assets of the Company and are convertible into common stock at the rate of $0.007 per share. The Company determined that the conversion feature was a beneficial conversion feature.

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

During the three months ended March 31, 2016, the Company recorded interest expense of $18,556 related to these 6% convertible notes. Two investors converted principal and interest of $310,000 and $67,478, respectively, into shares of the Company’s common stock at a per share conversion price of $0.007. As of March 31, 2016, the outstanding principal on these 6% convertible notes was $103,680, accrued interest was $123,572, and unamortized debt discount was $0, which results in a net amount of $227,252.

6% Secured Convertible Note and Secured Credit Facility (2014)

The Company entered into a Secured Convertible Note and Secured Credit Facility dated June 25, 2014 with Logic Works whereby Logic Works agreed to provide up to $500,000 in funding. Each funding requires approval in advance by Logic Works, provided for interest at 6% with a default interest of 24% per annum and requires repayment by June 26, 2016. The Note is convertible into common stock of the Company at the lesser of $0.007 or (B) twenty percent (20%) of the average of the three (3) lowest daily VWAPs occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable conversion date on which Logic Works elects to convert all or part of this 6% Convertible Note, subject to adjustment as provided in the Note. The 6% Convertible Note is collateralized by the assets of the Company. The Company also agreed to file a registration statement on Form S-1 within 10 days of the filing of the Company’s Form 10-Q for the three months ended June 30, 2014 and have the registration statement declared effective within ninety days of the filing of the Company’s Form 10-Q for the three months ended June 30, 2014. Due to the Company’s grey sheet trading status and other issues, the Company did not file the registration statement.

On July 10, 2014, the Company closed a Waiver and Modification Agreement, Amended and Restated Joint Venture Agreement, Secured Credit Facility and Secured Convertible Note with CANX, and Logic Works, a lender and shareholder of the Company.

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

During the three months March 31, 2016, the Company recorded interest expense of $5,236 and $44,347 of non-cash interest expense related to the amortization of the debt discount associated with this 6% convertible note, respectively. As of March 31, 2016, the Company has borrowed $350,000 under the Secured Convertible Note and Secured Credit Facility, accrued interest was $35,877 and the unamortized debt discount was $39,577, which results in a net amount of $346,300.

7% Convertible Notes Payable

On October 11, 2013, the Company issued 7% Convertible Notes in the aggregate amount of $850,000 to investors, including $250,000 to Forglen LLC. The Note was due September 30, 2015. All other Notes were converted in 2014. On July 14, 2014, the Board of Directors approved a Settlement Agreement and Waiver of Default dated June 19, 2014 with Forglen related to the 7% Convertible Note. The Company cancelled the April 9, 2014 conversion as a result of the SEC suspension in the trading of the Company’s securities and Forglen has $250,000 of principal and interest outstanding on its note payable as of December 31, 2015 and March 31, 2016. The current annual rate of interest is 24% per annum. The conversion price is $0.007 per share. The Company determined that the conversion feature was a beneficial conversion feature.

On December 20, 2013, the Company issued 7% Convertible Notes for $1,000,000, including $500,000 from Logic Works LLC. The principal balance due to Logic Works of $250,000 was due September 30, 2015.  The current annual rate of interest is 24% per annum. The conversion price is $0.007 per share. The Company determined that the conversion feature was a beneficial conversion feature.

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

During the three months ended March 31, 2016, the Company recorded interest expense of $27,579 related to these 7% convertible notes. Logic Works converted principal of $231,427 into shares of the Company’s common stock at a per share conversion price of $0.007. As of March 31, 2016, the outstanding principal on these 7% convertible notes was $268,573, accrued interest was $266,185, and unamortized debt discount was $0, which results in a net amount of $534,758.

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

Securities Purchase Agreement

As set forth above, the Company entered into the Securities Purchase Agreement on July 9, 2015 with TCA whereby TCA agreed to purchase up to $3,000,000 of the Debentures of which $700,000 was purchased at Closing.  In connection with the Securities Purchase Agreement, the Company, at the discretion of Purchaser, may request in writing at any time after the Closing that Purchaser purchase additional Debentures at agreed upon time periods and amounts.

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

In consideration for advisory services provided by Purchaser to the Company prior to the Closing, the Company paid to Purchaser a fee by issuing to Purchaser 10,000,000 shares of Common Stock at $0.02 per share equal to $200,000. The Advisory Fee Shares were valued at a price equal to the lowest volume weighted average price for the Common Stock for the five (5) Business Days immediately prior to the Effective Date, as reported by Bloomberg (the “VWAP”). The Advisory Fee Shares are subject to adjustment as provided in the Securities Purchase Agreement.  If the Advisory Fee Shares are still in possession of the holder at twelve months the holder may require the Company to redeem that number of shares for cash, not to exceed $200,000. As the common stock is conditionally redeemable, the Company has recorded the common stock as mezzanine equity in the accompanying consolidated balance sheet at December 31, 2015. As of March 31, 2016, the shares are no longer conditionally redeemable and were recorded as issued and outstanding common stock.

The Company also paid certain transaction, due diligence and document review and legal fees to TCA in connection with the Transaction.

Senior Secured, Convertible, Redeemable Debenture

The Company entered into an initial Debenture dated July 9, 2015 with TCA whereby TCA purchased $700,000 in senior secured, convertible, redeemable debentures in exchange for $700,000 in immediately available and lawful money of the United States of America.  The Company promised to pay Purchaser, by no later than October 9, 2016 the outstanding principal together with interest on the outstanding principal amount under the Debenture, at the rate of 18% per annum simple interest.  The Company shall make monthly payments of principal and interest on the Debenture to Purchaser, while this Debenture is outstanding, until the Maturity Date, based on the payment, amortization and redemption premium schedule attached as Schedule A to the Debenture.

The indebtedness evidenced by this Debenture is also secured by a first priority lien and security interest in all of the assets and property of the Company and various other instruments as set forth in the Transaction Documents, subject to the terms and conditions of the Intercreditor Agreement described below.

At any time while the Debenture is outstanding on or after the Closing, (i) if mutually agreed upon by the parties or (ii) at the sole option of TCA upon the occurrence of an Event of Default, TCA may convert all or any portion of the outstanding principal, accrued and unpaid interest redemption premium and any other sums due and payable hereunder or under any of the other Transaction Documents into shares of Common Stock of the Company at a price equal to: (i) the Conversion Amount (the numerator); divided by (ii) 90% of the lowest of the average daily volume weighted average price of the Company’s Common Stock during the 5 trading days immediately prior to the Conversion Date (the denominator).

Security Agreement(s)

In connection with the Securities Purchase Agreement and Debenture, the Company entered into a Security Agreement dated July 9, 2015 with TCA whereby the Company agreed to grant to Purchaser an unconditional and continuing, first priority security interest in all of the assets and property of the Company to secure the prompt payment, performance and discharge in full of all of Company’s obligations under the Debentures, the Purchase Agreement and the other Transaction Documents, subject to the terms and conditions of the Intercreditor Agreement set forth below.

In addition, each of the Company’s operating subsidiaries also agreed to grant to TCA an unconditional and continuing, first priority security interest in all of the assets and property of each of the subsidiaries to further secure the prompt payment, performance and discharge in full of all of Company’s obligations under the Debentures, the Purchase Agreement and the other Transaction Documents.

Guaranty Agreement(s)

In connection with the Securities Purchase Agreement and Debenture, each of the Company’s operating subsidiaries entered into Guaranty Agreements dated July 9, 2015 with TCA whereby the subsidiaries agreed to guarantee and become surety to Purchaser for the full, prompt and unconditional payment of the Liabilities and payment and performance of the Company’s obligations and the full, prompt and unconditional performance of each term and condition to be performed by Company under the Debentures and the other Transaction Documents.

Pledge Agreement(s)

In connection with the Securities Purchase Agreement and Debenture, the Company entered into Pledge Agreements dated July 9, 2015 with TCA whereby the Company agreed to pledge to Purchaser its shares in each of its operating subsidiaries as further security for the payment and performance of the Company’s obligations and the full, prompt and unconditional performance of each term and condition to be performed by Company under the Debentures and the other Transaction Documents.

Intercreditor Agreement and Related Creditor Documentation

On July 9, 2015, the Company, each of its subsidiaries, TCA and Logic Works (an existing senior secured creditor) entered into an Intercreditor Agreement whereby TCA and Logic Works agreed that their outstanding senior secured loans to the Company be secured on a pari passu basis with respect to all assets and property of the Company and its subsidiaries. As a result of the Intercreditor Agreement, all sums secured or owing to TCA and Logic Works shall be held by them on a pari passu and pro-rata basis between them, in proportion to such party’s outstanding principal amount owing under their respective loan documents.

In addition, the Company, each of its subsidiaries, TCA and Jordan Scott and Andrew Gentile, respectively, each entered into Subordination Agreements dated July 9, 2015 whereby Scott and Gentile agreed to subordinate their existing 6% Senior Secured Convertible Notes, dated March 16, 2012, as amended, all of their indebtedness, obligations and security interests to TCA’s security interests as more fully set forth in the Transaction Documents.

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

On July 9, 2015, the Company valued the derivative liability of this senior secured convertible redeemable debenture at $888,134 recorded a discount in the amount of $700,000 and recorded interest expense of $188,134. The discount is being amortized over the term of the note to interest expense.

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

In consideration for advisory services provided by Purchaser to the Company prior to the August 6, 2015, the Company paid to Purchaser a fee by issuing to Purchaser 5,000,000 shares of Common Stock at $0.02 per share equal to $100,000.   The Advisory Fee Shares were valued at price equal to the lowest volume weighted average price for the Common Stock for the five (5) Business Days immediately prior to the issuance. The Advisory Fee Shares are subject to adjustment as provided in the Securities Purchase Agreement.   If the Advisory Fee Shares are still in possession of the holder at twelve months, the holder may require the Company to redeem that number of shares for cash, not to exceed $100,000. As the common stock is conditionally redeemable, the Company has recorded the common stock as mezzanine equity in the accompanying consolidated balance sheet at December 31, 2015. The Company also paid certain transaction, due diligence and document review and legal fees in connection with the Transaction.

The Company entered into a Debenture dated August 6, 2015 with TCA whereby TCA purchased $100,000 in a senior secured, convertible, redeemable debenture from the Company in exchange for $100,000.  The Company promised to pay Purchaser, by no later than August 6, 2016 the outstanding principal together with interest on the outstanding principal amount under the Debenture, at the rate of 18% per annum simple interest. The Debenture is convertible only at the option of Purchaser upon an event of default at a conversion price of 90% of the lowest of the average daily volume weighted average price of the Company’s Common Stock during the 5 trading days immediately prior to the conversion date.

In addition, the Company entered into a Committed Equity Facility, dated August 6, 2015, with TCA in which the Company agreed to issue and sell to TCA, from time to time, and TCA agreed to purchase from the Company up to $3,000,000 of the Company’s common stock.  At any time during the duration of the agreement and after the Company has an effective registration statement outstanding, the Company can require TCA to purchase shares of its common stock which will be sold by Purchaser with the net proceeds provided to the Company, subject to the terms and conditions set forth in the Committed Equity Facility.

To facilitate the Committed Equity Facility, the Company has granted TCA certain registration rights pursuant to a Registration Rights Agreement dated August 6, 2015 whereby the Company filed a registration statement to facilitate the purchase and sale of the common stock under the Committed Equity Facility.

The Company’s obligation to repay the Debenture disclosed herein as well as the Debenture entered into by and between the Company and Purchaser on July 9, 2015, are secured by security agreements, guaranty agreements and pledge agreements previously disclosed on the Company’s Current Report on Form 8-K filed July 16, 2015 and incorporated herein by reference. The Company has additionally entered into an Authorization Agreement, dated August 6, 2015, with Purchaser whereby scheduled re-payments to TCA will be debited from the Company’s account according to the payment schedule of both the Debenture disclosed herein and the Debenture previously entered into on July 9, 2015.

On August 6, 2015, the Company valued the derivative liability of this senior secured convertible redeemable debenture at $66,668 and recorded a debt discount in the amount of $66,668. The discount is being amortized over the term of the note to interest expense.

Amended and Restated Securities Purchase Agreement with TCA Global Credit Master Fund LP

On October 27, 2015, the Company entered into an Amended and Restated Securities Purchase Agreement and related agreements with TCA Global Credit Master Fund LP whereby we agreed to sell, and TCA agreed to purchase $350,000 of senior secured convertible, redeemable debentures. The Company previously entered into a Securities Purchase Agreement dated as of April 30, 2015 and effective as of July 9, 2015 to purchase up to $3,000,000 in Debentures. As of October 27, 2015, the Company sold $1,050,000 in Debentures to TCA and up to $1,950,000 in Debentures remains for sale by us.  The closing of the transaction occurred on October 27, 2015. In addition, TCA has advanced the Company an additional $100,000 for a total of $1,250,000. Also, on October 21, 2015 the Company issued 150,000 Series B Preferred Stock at a stated value equal to $10.00 per share to TCA that is convertible into the Company’s common stock.  On October 21, 2015, the Company also issued 51 shares of Series C Preferred Stock at $0.0001 par value per share to TCA that is not convertible into the Company’s common stock. In the event of a default under the Amended and Restated TCA Transaction Documents, TCA can exercise voting control over the Company’s common stock with their Series C Preferred Stock voting rights

Amended and Restated Securities Purchase Agreement

As set forth above, the Company entered into the Amended and Restated Securities Purchase Agreement on October 27, 2015 with TCA whereby TCA agreed to purchase $350,000 of the Debentures.

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

During the year ended December 31, 2015, the Company recorded interest expense of $68,510 and $552,139 of non-cash interest expense related to the amortization of the debt discount associated with the senior secured convertible redeemable debentures, respectively. As of December 31, 2015, the Company had borrowed $1,150,000 under the senior secured convertible redeemable debentures, accrued interest was $68,510 and the unamortized debt credit was $552,139, which results in a net amount of $666,371.

During the three months March 31, 2016, the Company recorded interest expense of $10,225 and $60,233 of non-cash interest expense related to the amortization of the debt discount associated with the senior secured convertible redeemable debentures, respectively. As of March 31, 2016, the Company has borrowed $1,150,000 under the senior secured convertible redeemable debentures, accrued interest was $78,735 and the unamortized debt credit was $491,906, which results in a net balance of $736,829.

Effective as of May 4, 2016, the Company, its subsidiaries and TCA entered into a First Amendment to Amended and Restated Securities Purchase Agreement as discussed in Note 13, Subsequent Events, whereby the parties agreed to amend the terms of their existing purchase agreement in exchange for forbearance on existing defaults by the Company.

Due to the Company being in default on its repayment obligations under the Purchase Agreement and related documents, the parties agreed to restructure the Purchase Agreement whereby TCA agreed to forbear from enforcement of the Company defaults and to restructure a payment schedule for repayment of TCA under the Purchase Agreement.

NOTE 8 – DERIVATIVE LIABILITY

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

Derivative liability as of March 31, 2016 is as follows:

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	March 31, 2016

Liabilities:
Derivative Instruments	$-	$3,845,467	$-	$3,845,467

Total	$-	$3,845,467	$-	$3,845,467

For three months ended March 31, 2016, the Company recorded non-cash expense of $2,468,292 related to the “change in fair value of derivative” expense related to its 6%, 7% and 18% convertible notes.

Derivative liability as of December 31, 2015 is as follows:

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	December 31, 2015

Liabilities:
Derivative Instruments	$-	$1,377,175	$-	$1,377,175

Total	$-	$1,377,175	$-	$1,377,175

For the year ended December 31, 2015, the Company recorded non-cash income of $723,740 related to the “change in fair value of derivative” expense related to its 6%, 7% and 18% convertible notes.

The risk-free rate of return reflects the interest rate for the United States Treasury Note with similar time-to-maturity to that of the warrants.

7% Convertible Notes

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

As March 31, 2016, the Company had outstanding 7% convertible notes with a remaining balance of $268,573 that the Company determined were a derivative liability due to the “reset” clause associated with the note’s conversion price. The Company valued the derivative liability of these notes at $993,124 using the Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions (i) dividend yield of 0%; (ii) expected volatility of 143.0%; (iii) risk free rate of .001%, (iv) stock price of $.020, (v) per share conversion price of $0.007, and (vi) expected term of .25 years, as the Company estimates that these notes will be converted by June 30, 2016.

6% Convertible Notes

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

As of March 31, 2016, the Company had outstanding unsecured 6% convertible notes for $350,000 that the Company determined were a derivative liability due to the “reset” clause associated with the note’s conversion price. The Company valued the derivative liability of these notes at $716,629 using the Black-Scholes-Merton option pricing model. which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions (i) dividend yield of 0%; (ii) expected volatility of 143.0%; (iii) risk free rate of .34%, (iv) stock price of $.020, (v) per share conversion price of $0.007, and (vi) expected term of .31 years, as the Company estimates that these notes will be converted by July 10, 2016.

Transactions with TCA Global Credit Master Fund LP

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

See the Amended and Restated Securities Purchase Agreement that closed October 27, 2015.

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

As of March 31, 2016, the Company valued the derivative liability of this debenture at $185,714 using the Black-Scholes-Merton option pricing model. which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions (i) dividend yield of 0%; (ii) expected volatility of 143.0%; (iii) risk free rate of .001%, (iv) stock price of $.020, (v) per share conversion price of $0.007, and (vi) expected term of .25 years, as the Company estimates that these notes will be converted by June 30, 2016.

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

As of March 31, 2016, the Company valued the derivative liability of this debenture at $1,950,000 using the Black-Scholes-Merton option pricing model. which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions (i) dividend yield of 0%; (ii) expected volatility of 143.0%; (iii) risk free rate of .001%, (iv) stock price of $.020, (v) per share conversion price of $0.007, and (vi) expected term of .25 years, as the Company estimates that these notes will be converted by June 30, 2016.

NOTE 9 – RELATED PARTY TRANSACTIONS

Since January 1, 2015, we have engaged in the following reportable transactions with our directors, executive officers, holders of more than 5% of our voting securities, and affiliates or immediately family members of our directors, executive officers and holders of more than 5% of our voting securities.

Certain Relationships

Please see the transactions with CANX, LLC and Logic Works in Note 5 and TCA Global Credit Master Fund LP as discussed in Note 7, 8, 10 and 13.

Transactions with an Entity Controlled by Marco Hegyi

An entity controlled by Mr. Hegyi received a warrant to purchase up to twenty five million shares of our common stock at an exercise price of $0.08 per share was reduced to $0.01 per share on December 18, 2015.

On April 15, 2016, the Company issued 1,000,000 shares of its common stock to an entity affiliated with Marco Hegyi, our Chief Executive Officer, pursuant to a conversion of debt for $20,000. The shares were valued at the fair market price of $0.02 per share.

Transactions with an Entity Controlled by Mark E. Scott

An entity controlled by Mr. Scott received an option to purchase sixteen million shares of our common stock at an exercise price of $0.07 per share was reduced to $0.01 per share on December 18, 2015. Two million shares vested on August 17, 2015 with the Company’s resolution of the class action lawsuits. An additional two million share stock option vest on April 18, 2016 upon the Company securing a market maker with an approved 15c2-11 resulting in the Company’s relisting on OTCBB.

On January 4, 2016, the Company issued 3,000,000 shares of its common stock to an entity affiliated with Mark E. Scott, Chief Financial Officer, pursuant to a conversion of debt for $30,000. The shares were valued at the fair market price of $0.01 per share.

NOTE 10– EQUITY

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

Effective as of May 4, 2016, the Company, its subsidiaries and TCA entered into a First Amendment to Amended and Restated Securities Purchase Agreement as discussed in Note 13, Subsequent Events, whereby the parties agreed to amend the terms of their existing purchase agreement in exchange for forbearance on existing defaults by the Company.

Due to the Company being in default on its repayment obligations under the Purchase Agreement and related documents, the parties agreed to restructure the Purchase Agreement whereby TCA agreed to forbear from enforcement of the Company defaults and to restructure a payment schedule for repayment of TCA under the Purchase Agreement. Also, TCA is also surrendering its Series B Preferred Stock in exchange for the $1,500,000 balance evidenced by said preferred stock being added to the Second Replacement Debenture.

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

During the three months ended March 31, 2016, the Company had had the following sales of unregistered of equity securities to accredited investors unless otherwise indicated:

On January 4, 2016, the Company issued 3,000,000 shares of its common stock to an entity affiliated with Mark E. Scott, our Chief Financial Officer, pursuant to a conversion of debt for $30,000. The shares were valued at the fair market price of $0.01 per share.

On January 16, 2016, the Company issued 1,400,000 shares of its common stock to an unaccredited former consultant pursuant a conversion of debt for $40,000. The shares were valued at the fair market price of $0.01 per share.

On January 27, 2016, the Company issued 1,500,000 shares of its common stock to Michael E. Fasci, a Board Director, pursuant to a service award for $15,000. The shares were valued at the fair market price of $0.01 per share.

During March 2016, Holders of the Company’s Convertible Notes Payables, converted principal and accrued interest of $608,905 into 86,986,437 shares of the Company’s common stock at a per share conversion price of $0.007.

In consideration for advisory services provided by TCA to the Company, the Company issued 15,000,000 shares of Common Stock during the year ending December 31, 2015. As the common stock was conditionally redeemable, the Company recorded the common stock as mezzanine equity in the accompanying consolidated balance sheet as of December 31, 2015. As of March 31, 2016, the shares are no longer conditionally redeemable and were recorded as issued and outstanding common stock.

Warrants

The Company did not issue any warrants during the three months ended March 31, 2016.

A summary of the warrants issued as of March 31, 2016 is as follows:

	March 31, 2016
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	565,000,000	$0.032
Issued	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at end of period	565,000,000	$0.032
Exerciseable at end of period	565,000,000

A summary of the status of the warrants outstanding as of March 31, 2016 is presented below:

	March 31, 2016
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life	Price	Exerciseable	Price
540,000,000	3.06	$0.033	540,000,000	$0.033
25,000,000	2.94	0.010	25,000,000	0.010

565,000,000	3.05	$0.032	565,000,000	$0.032

Warrants totaling 565,000,000 shares of common stock have an intrinsic value of $250,000 as of March 31, 2016.

NOTE 11 – STOCK OPTIONS

Description of Stock Option Plan

In fiscal year 2011, the Company authorized a Stock Incentive Plan whereby a maximum of 18,870,184 shares of the Company’s common stock could be granted in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, and Other Stock-Based Awards. On April 18, 2013, the Company’s Board of Directors voted to increase to 35,000,000 the maximum allowable shares of the Company’s common stock allocated to the 2011 Stock Incentive Plan. The Company has outstanding unexercised stock option grants totaling 29,020,000 shares as of March 31, 2016.  All grants are non-qualified as the plan was not approved by the shareholders within one year of its adoption.

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

Stock Option Activity

During the three months ended March 31, 2016, the Company had no stock option activity:

As of March 31, 2016, there are 29,020,000 options to purchase common stock at an average exercise price of $0.028 per share outstanding under the 2011 Stock Incentive Plan. The Company recorded $32,520 and $50,617 of compensation expense, net of related tax effects, relative to stock options for the three months ended March 31, 2016 and 2015, respectively, in accordance with ASC 505. Net loss per share (basic and diluted) associated with this expense was approximately ($0.00). As of March 31, 2016, there is $211,491 of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately 3.60 years.

Stock option activity for the three months ended March 31, 2016 and the years ended December 31, 2015 and 2014 is as follows:

	Weighted Average
	Options	Exercise Price	$
Granted	49,720,000	$0.075	$3,706,000
Exercised	(5,126,187)	(0.133)	(682,922)
Forfeitures	(44,725,000)	(0.092)	(4,132,751)
Outstanding as of December 31, 2014	40,720,000	0.058	2,356,000
Granted	-	-	(960,000)
Exercised	-	-	-
Forfeitures	(11,700,000)	(0.050)	(585,000)
Outstanding as of December 31, 2015	29,020,000	0.028	811,000
Granted	-	-	-
Exercised	-	-	-
Forfeitures	-	-	-
Outstanding as of March 31, 2016	29,020,000	$0.028	$811,000

The following table summarizes information about stock options outstanding and exercisable at March 31, 2016:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining Life	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Exerciseable	Exerciseable	Exerciseable
$0.05	13,020,000	4.00	$0.050	7,625,000	$0.050
0.01	16,000,000	3.52	0.010	10,666,667	0.010
	29,020,000	3.60	$0.028	18,291,667	$0.041

Stock option grants totaling 16,000,000 shares of common stock have an intrinsic value of $106,667 as of March 31, 2016.

NOTE 12 – COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

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

Sales and Payroll Tax Liabilities

As of March 31, 2016, the Company owes approximately $110,000 in sales tax and $19,000 in payroll taxes. The Company currently negotiating or operating under payment plans on these liabilities.

Potential Convertible Note Defaults

Several of the Company’s convertible promissory notes remain outstanding beyond their respective maturity dates. This may trigger an event of default under the respective agreements. The Company is working with these noteholders to convert their notes into common stock and intends to resolve these outstanding issues as soon as practicable.

Other Legal Proceedings

The Company is in default on our Portland, Maine, Boulder, Colorado and Plaistow, New Hampshire store leases for non-payment of lease payments and the Company is negotiating with the landlords. The Company is currently subject to legal actions with various vendors and a former officer.

It is possible that additional lawsuits may be filed and served on the Company.

Operating Leases

Upon the Company’s acquisition of Rocky Mountain Hydroponics, LLC and Evergreen Garden Center, LLC, the Company assumed the lease for the RMH/EGC retail hydroponics store located in Portland, Maine. The lease commencement date was May 1, 2013 with an expiration date of April 30, 2016. The monthly rent for year one of the lease was $4,917, with monthly rent of $5,065 in year two, and monthly rent of $5,217 in year three of the lease. The Company has an option to extend the lease for two three year terms as long it is not in default under the lease. The Company is currently operating its store under this lease.

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

The aggregate future minimum lease payments under operating leases, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended March 31,	Total
2017	$71,829
2018	34,675
2019	19,990
2020	0
2021	-
Beyond	-
Total	$126,493

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

Per the terms of the Scott Agreement, Mr. Scott’s compensation is $150,000 on an annual basis for the first year of the Scott Agreement. Mr. Scott is also entitled to receive an annual bonus equal to two percent of the Company’s EBITDA for that year. The Company’s Board of Directors granted Mr. Scott an option to purchase sixteen million shares of the Company’s Common Stock under the Company’s 2011 Stock Incentive Plan at an exercise price of $0.07 per share, the fair market price on July 31, 2014. On December 18, 2015, the Company reduced the exercise price to $0.01 per share. The shares vest (i) two million shares vest immediately upon securing a market maker with an approved 15c2-11 resulting in the Company’s relisting on OTCBB (earned as of February 18, 2016); (ii) two million shares vest immediately upon the successful approval and effectiveness of the Company’s S-1 (not earned as of March 31, 2016); (iii) two million shares vest immediately upon the Company’s resolution of the class action lawsuits (earned as of August 17, 2015); and (iv) ten million shares will vest on a monthly basis over a period of three years beginning on the July 1, 2014.

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

Per the terms of the Barnes Agreement, Mr. Barnes’s compensation is $90,000 on an annual basis. Mr. Barnes received a bonus of $6,500 and is also entitled to receive a quarterly bonus based on growth of the Company’s growth margin dollars. No quarterly bonuses were earned under this Promotion Letter. Mr. Barnes was granted an option to purchase eight million shares of the Company’s common stock under the Company’s 2011 Stock Incentive Plan at an exercise price on the date of grant. The shares vest (i) two million shares vested immediately; and (ii) six million shares vest on a monthly basis over a period of three years beginning on the date of grants.

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

On May 30, 2014, the Company announced the resignation of Robert Hunt effective May 23, 2014 as Executive Vice President of GrowLife, Inc., President of GrowLife Hydroponics. On June 3, 2014, the Board of Directors accepted the resignation of Robert Hunt effective June 2, 2014 as a Director of the Company. On October 17, 2014, the Company entered into a Settlement Agreement and Release with Mr. Robert Hunt, whereby the Parties cancelled the Executive Services Agreement ("ESA") dated June 7, 2013 and his stock option grant for 12,000,000 shares. The Company agreed to issue 6,000,000 shares of restricted common stock under certain conditions that have not been met (issuance not considered triggered by the Company as of March 31, 2016). The Parties are negotiating if this issuance has been triggered.

Promotion Letter with Jeremy Belmont

On October 10, 2014, the Company entered into a Promotion Letter with Jeremy Belmont which was effective October 1, 2014 pursuant to which the Company engaged Mr. Belmont as Vice President of Sales from October 1, 2014 on an at will basis. This Promotion Letter superseded and canceled the Manager Services Agreement with Mr. Belmont dated October 1, 2013.

Per the terms of the Belmont Agreement, Mr. Belmont’s compensation was $72,000 on an annual basis. Mr. Belmont received a bonus of $6,500 and is also entitled to receive a quarterly bonus based on growth of the Company’s growth margin dollars. No quarterly bonuses were earned under this Promotion Letter. Mr. Belmont was granted an option to purchase five million shares of the Company’s common stock under the Company’s 2011 Stock Incentive Plan. Mr. Belmont resigned January 13, 2016 and the option to purchase five million shares of the Company’s common stock expired on April 13, 2016.

NOTE 13 – SUBSEQUENT EVENTS

The Company evaluates subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements are available.

Subsequent to March 31, 2016, the following material transactions occurred:

Equity Issuances

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

On April 15, 2016, the Company issued 1,000,000 shares of its common stock to an entity affiliated with Marco Hegyi, our Chief Executive Officer, pursuant to a conversion of debt for $20,000. The shares were valued at the fair market price of $0.02 per share.

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

The Company is surrendering its qualification to do business in California due to the fact that the Company has moved its headquarters to Seattle, Washington and will no longer required to register as a foreign entity in California.

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

Employment and Consulting Agreements Defaults

The Company owes Marco Hegyi approximately $53,287 in payroll and expenses and is in default under the Employment Agreement with Mr. Hegyi.

The Company owes Mark Scott approximately $53,537 in payroll and expenses and is in default under the Consulting Agreement with Mr. Scott.

Stock Option Grants

An entity controlled by Mr. Scott had a two million share stock option vest on April 18, 2016 upon the Company securing a market maker with an approved 15c2-11 resulting in the Company’s relisting on OTCBB.

Mr. Belmont resigned January 13, 2016 and an option to purchase five million shares of the Company’s common stock under the Company’s 2011 Stock Incentive Plan expired on April 13, 2016.

Entry into Securities Purchase Agreement with Chicago Venture Partners, L.P.

On April 5, 2016, the Company closed a Securities Purchase Agreement and related agreements with Chicago Venture Partners, L.P., an accredited investor whereby the Company agreed to sell, and Chicago Venture Partners agreed to purchase an unsecured convertible promissory note in the original principal amount of $2,755,000.

In connection with the Transaction, the Company was provided $350,000 in cash as well as a series of twelve Secured Investor Notes for a total Purchase Price of $2,500,000.  The Note carries an Original Issue Discount (“OID”) of $250,000 and the Company agreed to pay $5,000 to cover Purchaser’s legal fees, accounting costs and other transaction expenses.

The Secured Investor Notes are payable as follows: (i) $50,000 upon filing of a Registration Statement on Form S-1 (the “Registration Statement”); (ii) $100,000 upon effectiveness of the Registration Statement; (iii) up to $200,000 per month over the 10 months following effectiveness at the sole discretion of the Company, subject to certain conditions.  The Company filed the Registration Statement within forty-five (45) days of the Closing and agreed to register shares of its common stock for the benefit of Chicago Venture Partners in exchange for the payments under the Secured Investor Notes.

Chicago Venture Partners has the option to convert the Note at 65% of the average of the three (3) lowest volume weighted average prices in the twenty (20) Trading Days immediately preceding the applicable conversion (the “Conversion Price”). However, in no event will the Conversion Price be less than $0.02 or greater than $0.09.  In addition, beginning on the date that is the earlier of six (6) months or five (5) days after the Registration Statement becomes effective, and on the same day of each month thereafter, the Company will re-pay the Note in monthly installments in cash, or, subject to certain equity conditions, in the Company’s common stock at 65% of the average of the three (3) lowest volume weighted average prices in the twenty (20) Trading Days immediately preceding the applicable conversion.

Amended Transactions TCA Global Credit Master Fund LP

Previously, the Company, its subsidiaries and TCA had entered into a Securities Purchase Agreement dated as of April 30, 2015, but made effective as of July 9, 2015, a Supplemental Securities Purchase Agreement effective as of August 6, 2015, and an Amended and Restated Securities Purchase Agreement dated as of October 27, 2015 whereby the Company agreed to sell and TCA agreed to purchase an aggregate of $1,050,000 in original face amount of Senior, Secured, Convertible Redeemable Debentures.

First Amendment to Amended and Restated Securities Purchase Agreement

Effective as of May 4, 2016, the Company, its subsidiaries and TCA entered into a First Amendment to Amended and Restated Securities Purchase Agreement whereby the parties agreed to amend the terms of their existing purchase agreement in exchange for forbearance on existing defaults by the Company.

Due to the Company being in default on its repayment obligations under the Purchase Agreement and related documents, the parties agreed to restructure the Purchase Agreement whereby TCA agreed to forbear from enforcement of the Company defaults and to restructure a payment schedule for repayment of TCA under the Purchase Agreement.

Specifically, the First Amendment to Amended and Restated Securities Purchase Agreement made the following material modifications to the existing Purchase Agreement:

●	The existing Debentures were modified as described in more detail below.

●
Payments on the Debentures are expected to be made by (i) certain debt purchase agreement(s) to be entered into by TCA; (ii) under the parties S-1 transaction with Chicago Venture Partners, LP; or (iii) by the Company directly.

●	The maturity date was extended to April 28, 2018.

●	TCA agreed that it shall not enforce and shall forbear from pursuing enforcement of any existing defaults by the Company unless and until a future Company default occurs.

Second Replacement Debentures A and B

In connection with the First Amendment to Amended and Restated Securities Purchase Agreement, the parties also agreed upon amended terms related to their outstanding Debentures.

Effective as of May 4, 2016, the Company issued Second Replacement Debenture A in the principal amount of $150,000 and Second Replacement Debenture B in the principal amount of $2,681,209.82 (collectively, the “Second Replacement Debentures”).

Per the First Amendment to Amended and Restated Securities Purchase Agreement, the Second Replacement Debentures were combined, and apportioned into two separate replacement debentures.  The Second Replacement Debentures were intended to act in substitution for and to supersede the Debentures in their entirety.  It was the intent of the Company and TCA that while the Second Replacement Debentures replace and supersede the Debentures, in their entirety, they were not in payment or satisfaction of the Debentures, but rather were the substitute of one evidence of debt for another without any intent to extinguish the old.

The Second Replacement Debentures contemplate TCA entering into debt purchase agreement(s) with third parties whereby TCA may, at its election, sever, split, divide or apportion the Second Replacement Debentures to accomplish the repayment of the balanced owed to TCA by Company.

The Second Replacement Debenture are convertible at 85% of the lowest daily volume weighted average price (“VWAP”) of the Company’s common stock during the five (5) business days immediately prior to a conversion date.

In connection with the above agreements, the parties acknowledged and agreed that certain advisory fees previously paid to TCA as provided in the Purchase Agreement in the amount of $1,500,000 have been added and included within the principal balance of the Second Replacement Debentures.  The conversion price discount on the Second Replacement Debentures will not apply to the amount of advisory fees added to the Second Replacement Debentures.  TCA is also surrendering its Series B Preferred Stock in exchange for the $1,500,000 balance evidenced by said preferred stock being added to the Second Replacement Debenture.

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

Market Size and Growth

As the states across the country approve medicinal cannabis usage, with different THC and CBD compositions, cultivators purchase equipment and supplies from GrowLife and similar indoor growing supply companies. Therefore, as the cannabis market grows so does the revenue growth opportunity for us. Researchers from The ArcView Group, a cannabis industry investment and research firm based in Oakland, California, found that the U.S. market for cannabis grew 74 percent in 2014 to $2.7 billion, up from $1.5 billion in 2013. Today, 23 states plus Washington, DC have legalized cannabis for medical use and four states plus Washington, DC have passed recreational use into law.

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

Employees

As of March 31, 2016, we had one full-time employee and one consultant at our Seattle, Washington office. Marco Hegyi, our President, is based in Seattle, Washington. Mark E. Scott, our consulting CFO, is based out of in Seattle, Washington. In addition, we have 7 employees located throughout the United States who operate our e-commerce, direct sales and retail businesses. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We believe that we have a good relationship with our employees.

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

(dollars in thousands)

	2016	2015	$ Variance	% Variance
Net revenue	$467	$1,498	$(1,031)	-68.8%
Cost of goods sold	332	1,104	(772)	69.9%
Gross profit	135	394	(259)	-65.7%
General and administrative expenses	402	786	(384)	48.9%
Operating loss	(267)	(392)	125	31.9%
Other income (expense):
Change in fair value of derivative	(2,468)	(1,408)	(1,060)	-75.3%
Interest expense, net	(166)	(184)	18	9.8%
Total other (expense)	(2,634)	(1,592)	(1,042)	-65.5%
(Loss) before income taxes	(2,901)	(1,984)	(917)	-46.2%
Income taxes - current benefit	-	-	-	0.0%
Net (loss)	$(2,901)	$(1,984)	$(917)	-46.2%

THREE MONTHS ENDED MARCH 31, 2016 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2015

Revenue

Net revenue for the three months ended March 31, 2016 decreased $1,031,000 to $467,000 as compared to $1,498,000 for the three months ended March 31, 2015. The decrease was due to (i) lower revenue from the retail stores acquired by GrowLife Hydroponics’ acquisition of Rocky Mountain Hydroponics and Evergreen Garden Center on June 7, 2013; (ii) closure of the unprofitable Peabody, Massachusetts, Woodland Hills, California and Plaistow, New Hampshire stores; (iii) relocation of the Greners eCommerce operation from Santa Rosa, California to the Boulder, Colorado store until a new Denver facility is set up; (iv) reducing full-time employees from 46 to 8 as of March 31, 2016; (v) closing the Phototron subsidiary in California; and (vi) lack of liquidity.

Cost of Goods Sold

Cost of sales for the three months ended March 31, 2016 decreased $772,000 to $332,000 as compared to $1,104,000 for the three months ended March 31, 2015. The decrease was due to (i) lower revenue from the retail stores acquired by GrowLife Hydroponics’ acquisition of Rocky Mountain Hydroponics and Evergreen Garden Center on June 7, 2013; (ii) closure of the unprofitable Peabody, Massachusetts, Woodland Hills, California and Plaistow, New Hampshire stores; (iii) relocation of the Greners eCommerce operation from Santa Rosa, California to the Boulder, Colorado store until a new Denver facility is set up; (iv) reducing full-time employees from 46 to 8 as of March 31, 2016; (v) closing the Phototron subsidiary in California; and (vi) lack of liquidity.

Gross profit was $135,000 for the three months ended March 31, 2016 as compared to $394,000 for the three months ended March 31, 2015. The gross margin was 28.9% for the three months ended March 31, 2016 as compared to 26.3% for the three months ended March 31, 2015. The gross profit percentage was due to selling our products at reduced discounting during the three months ended March 31, 2016.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2016 decreased $384,000 to $402,000 as compared to $786,000 for the three months ended March 31, 2015. The decrease was due to (i) reduced legal expense of $31,000; (ii) reduced wages of $146,000; (iii) reduced rent of $32,000; (iv) reduced insurance expense of $57,000; and (v) reduced other general expenses of $120,000. As part of the general and administrative expenses for the three months ended March 31, 2016, we did not record any public relation, investor relation or business development expenses.

The decrease was due to (i) lower revenue from the retail stores acquired by GrowLife Hydroponics’ acquisition of Rocky Mountain Hydroponics and Evergreen Garden Center on June 7, 2013; (ii) closure of the unprofitable Peabody, Massachusetts, Woodland Hills, California and Plaistow, New Hampshire stores; (iii) relocation of the Greners eCommerce operation from Santa Rosa, California to the Boulder, Colorado store until a new Denver facility is set up; (iv) reducing full-time employees from 46 to 8 as of March 31, 2016; (v) closing the Phototron subsidiary in California; and (vi) lack of liquidity.

Non-cash general and administrative expenses for the three months ended March 31, 2016 was $67,000, with (i) depreciation and amortization of $29,000; (ii) stock based compensation of $33,000 related to stock option grants; (iii) common stock issued for services of $15,000.

Non-cash general and administrative expenses for the three months ended March 31, 2015 was $82,000, with (i) depreciation and amortization of $31,000; (ii) stock based compensation of $51,000 related to stock option grants.

Other Income/ Expense

Other expense for the three months ended March 31, 2016 was $2,634,000 as compared to other expense of $1,592,000 for the year ended December 31, 2014. The other expense for the three months ended March 31, 2016 included change in derivative liability of $2,468,000, interest expense of $166,000. The change in derivative liability is the non-cash change in the fair value and relates to our derivative instruments.  The non-cash interest related to the amortization of the debt discount associated with our convertible notes, accrued interest expense related to our notes payable.

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

Net (Loss)

Net loss for the three months ended March 31, 2016 was $2,901,000 as compared to a net loss of $1,984,000 for the three months ended March 31, 2015 for the reasons discussed above.

Net loss for the three months ended March 31, 2016 included non-cash expense of $2,755,000, including (i) depreciation and amortization of $29,000; (ii) stock based compensation of $33,000 related to stock option grants; (iii) common stock issued for services of $15,000; (iv) interest expense of $210,000; and (v) change in derivative liability of $2,468,000.

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

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $37,000 and a net working capital deficit of approximately $3,060,000 (excluding the derivative liability- warrants of $3,845,000 as of March 31, 2016.  We expect losses to continue as we grow our business. Our cash used in operations for the year ended December 31, 2015 and 2014 was $1,376,000 and $2,123,000, respectively.

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

Entry into Securities Purchase Agreement with Chicago Venture Partners, L.P.

On April 5, 2016, we closed a Securities Purchase Agreement and related agreements with Chicago Venture Partners, L.P., an accredited investor whereby we agreed to sell, and Chicago Venture Partners agreed to purchase an unsecured convertible promissory note in the original principal amount of $2,755,000.

In connection with the Transaction, we were provided $350,000 in cash as well as a series of twelve Secured Investor Notes for a total Purchase Price of $2,500,000.  The Note carries an Original Issue Discount (“OID”) of $250,000 and the Company agreed to pay $5,000 to cover Purchaser’s legal fees, accounting costs and other transaction expenses.

The Secured Investor Notes are payable as follows: (i) $50,000 upon filing of a Registration Statement on Form S-1 (the “Registration Statement”); (ii) $100,000 upon effectiveness of the Registration Statement; (iii) up to $200,000 per month over the 10 months following effectiveness at the sole discretion of the Company, subject to certain conditions.  We filed the Registration Statement within forty-five (45) days of the Closing and agreed to register shares of its common stock for the benefit of Chicago Venture Partners in exchange for the payments under the Secured Investor Notes.

Chicago Venture Partners has the option to convert the Note at 65% of the average of the three (3) lowest volume weighted average prices in the twenty (20) Trading Days immediately preceding the applicable conversion (the “Conversion Price”). However, in no event will the Conversion Price be less than $0.02 or greater than $0.09.  In addition, beginning on the date that is the earlier of six (6) months or five (5) days after the Registration Statement becomes effective, and on the same day of each month thereafter, we will re-pay the Note in monthly installments in cash, or, subject to certain equity conditions, in the Company’s common stock at 65% of the average of the three (3) lowest volume weighted average prices in the twenty (20) Trading Days immediately preceding the applicable conversion.

Amended Transactions with TCA Global Credit Master Fund LP

Previously, the Company, its subsidiaries and TCA had entered into a Securities Purchase Agreement dated as of April 30, 2015, but made effective as of July 9, 2015, a Supplemental Securities Purchase Agreement effective as of August 6, 2015, and an Amended and Restated Securities Purchase Agreement dated as of October 27, 2015 whereby we agreed to sell and TCA agreed to purchase an aggregate of $1,050,000 in original face amount of Senior Secured Convertible Redeemable Debentures.

First Amendment to Amended and Restated Securities Purchase Agreement

Effective as of May 4, 2016, we, our subsidiaries and TCA entered into a First Amendment to Amended and Restated Securities Purchase Agreement whereby the parties agreed to amend the terms of their existing purchase agreement in exchange for forbearance on existing defaults by the Company.

Due to our being in default on its repayment obligations under the Purchase Agreement and related documents, the parties agreed to restructure the Purchase Agreement whereby TCA agreed to forbear from enforcement of our defaults and to restructure a payment schedule for repayment of TCA under the Purchase Agreement.

Specifically, the First Amendment to Amended and Restated Securities Purchase Agreement made the following material modifications to the existing Purchase Agreement:

●	The existing Debentures were modified as described in more detail below.

●
Payments on the Debentures are expected to be made by (i) certain debt purchase agreement(s) to be entered into by TCA; (ii) under the parties S-1 transaction with Chicago Venture Partners, LP; or (iii) by the Company directly.

●	The maturity date was extended to April 28, 2018.

●	TCA agreed that it shall not enforce and shall forbear from pursuing enforcement of any existing defaults by the Company unless and until a future Company default occurs.

Second Replacement Debentures A and B

In connection with the First Amendment to Amended and Restated Securities Purchase Agreement, the parties also agreed upon amended terms related to their outstanding Debentures.

Effective as of May 4, 2016, we issued Second Replacement Debenture A in the principal amount of $150,000 and Second Replacement Debenture B in the principal amount of $2,681,209.82 (collectively, the “Second Replacement Debentures”).

Per the First Amendment to Amended and Restated Securities Purchase Agreement, the Second Replacement Debentures were combined, and apportioned into two separate replacement debentures.  The Second Replacement Debentures were intended to act in substitution for and to supersede the Debentures in their entirety.  It was the intent of the Company and TCA that while the Second Replacement Debentures replace and supersede the Debentures, in their entirety, they were not in payment or satisfaction of the Debentures, but rather were the substitute of one evidence of debt for another without any intent to extinguish the old.

The Second Replacement Debentures contemplate TCA entering into debt purchase agreement(s) with third parties whereby TCA may, at its election, sever, split, divide or apportion the Second Replacement Debentures to accomplish the repayment of the balanced owed to TCA by Company.

The Second Replacement Debenture are convertible at 85% of the lowest daily volume weighted average price (“VWAP”) of the Company’s common stock during the five (5) business days immediately prior to a conversion date.

In connection with the above agreements, the parties acknowledged and agreed that certain advisory fees previously paid to TCA as provided in the Purchase Agreement in the amount of $1,500,000 have been added and included within the principal balance of the Second Replacement Debentures.  The conversion price discount on the Second Replacement Debentures will not apply to the amount of advisory fees added to the Second Replacement Debentures.  TCA is also surrendering its Series B Preferred Stock in exchange for the $1,500,000 balance evidenced by said preferred stock being added to the Second Replacement Debenture.

Transactions with CANX, LLC and Logic Works LLC

On July 10, 2014, we closed a Waiver and Modification Agreement, Amended and Restated Joint Venture Agreement, Secured Credit Facility and Secured Convertible Note with CANX, and Logic Works, a lender and shareholder of the Company.

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2016 was $24,000. This amount was primarily related to a net loss of $2,901,000, an increase in inventory of $89,000 an increase in accounts payable and accrued expenses of $211,000 and non-cash expenses of $2,755,000 including (i) depreciation and amortization of $29,000; (ii) stock based compensation of $33,000 related to stock option grants; (iii) common stock issued for services of $15,000; (iv) interest expense of $210,000, (v) change in derivative liability of $2,468,000.

Our contractual cash obligations as of March 31, 2016 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$126,493	$71,829	$54,665	$-	$-
Note payable	2,373,990	2,373,990	-	-	-
Capital expenditures	50,000	50,000	-	-	-
	$2,550,483	$2,495,818	$54,665	$-	$-

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

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of March 31, 2016 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Management identified the following material weakness during its assessment of internal controls over financial reporting:

Audit Committee:

On June 3, 2014, we formed an Audit Committee and appointed an audit committee financial expert as defined by SEC and as adopted under the Sarbanes-Oxley Act of 2002. Prior to this, we did not have an Audit Committee to oversee financial reporting and used external service providers to ensure compliance with the SEC requirements. The current Audit Committee has one management director. Subsequent to the fiscal year-ended December 31, 2015, Mr. Fasci was appointed as Secretary of the Company and is no longer deemed independent under this standard.

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

b) Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2016, there were no changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings.

We are involved in the disputes and legal proceedings described below. In addition, as a public company, we are also potentially susceptible to litigation, such as claims asserting violations of securities laws. Any such claims, with or without merit, if not resolved, could be time-consuming and result in costly litigation. We accrue any contingent liabilities that are likely.

Class Actions Alleging Violations of Federal Securities Laws

Beginning on April 18, 2014, three class action lawsuits alleging violations of federal securities laws were filed against the Company in United States District Court, Central District of California (the “Court”). At a hearing held on July 21, 2014, the three class action lawsuits were consolidated into one case with Lawrence Rosen as the lead plaintiff (the “Consolidated Class Action,” styled Romero et al. vs. GrowLife et al.). On May 15, 2014 and August 4, 2014, respectively two shareholder derivative lawsuits were filed against the Company with the Court (the “Derivative Actions”). On October 20, 2014, AmTrust North America, our insurer, filed a lawsuit contesting insurance coverage on the above legal proceedings. We made a general appearance in this action. On June 1, 2015, the Court preliminarily approved the proposed settlement of the Derivative Actions pursuant to a proposed stipulated settlement agreement.  On August 3, 2015, the Court entered a Final Order and Judgment resolving the Consolidated Class Action litigation in its entirety.  The Consolidated Class Action was thereby dismissed in its entirety with prejudice and without costs. On August 10, 2015, pursuant to a settlement by and between the Company and AmTrust North America, AmTrust’s lawsuit contesting insurance coverage of the Consolidated Class Action and Derivative Actions was dismissed in its entirety with prejudice pursuant to a Stipulation for Dismissal of Entire Action with Prejudice executed by and between AmTrust and the Company. On August 17, 2015, the Court entered a Final Order and Judgment resolving the Derivative Actions in their entirety.  The Derivative Actions were thereby dismissed in their entirety with prejudice. We issued $2 million in common stock or 115,141,048 shares of the Company’s common stock on April 6, 2016 pursuant to the settlement of the Consolidated Class Action and Derivative Action lawsuits alleging violations of federal securities laws that were filed against the Company in United States District Court, Central District of California. We accrued $2,000,000 as loss on class action lawsuits and contingent liabilities during the year ending December 31, 2015.

Sales and Payroll Tax Liabilities

As of March 31, 2016, we owe approximately $110,000 in sales tax and $19,000 in payroll taxes. We are currently negotiating or operating under payment plans on these liabilities.

Potential Convertible Note Defaults

Several of the our convertible promissory notes remain outstanding beyond their respective maturity dates. This may trigger an event of default under the respective agreements. We are working with these noteholders to convert their notes into common stock and intends to resolve these outstanding issues as soon as practicable.

Other Legal Proceedings

We are in default on our Portland, Maine, Boulder, Colorado and Plaistow, New Hampshire store leases for non-payment of lease payments and we are negotiating with the landlords. We are currently subject to legal actions with various vendors and a former officer.

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

On August 6, 2015, we closed a Securities Purchase Agreement and related agreements with TCA Global Credit Master Fund LP, whereby we agreed to sell and TCA agreed to purchase a $100,000 senior secured convertible redeemable debenture and we agreed to issue and sell to TCA, from time to time, and TCA agreed to purchase from us up to $3,000,000 of our common stock pursuant to a Committed Equity Facility. The closing of the Transaction occurred on August 6, 2015.

On October 27, 2015, we entered into an Amended and Restated Securities Purchase Agreement and related agreements with TCA Global Credit Master Fund LP whereby we agreed to sell, and TCA agreed to purchase $350,000 of senior secured convertible, redeemable debentures. We previously entered into a Securities Purchase Agreement dated as of April 30, 2015 and effective as of July 9, 2015 to purchase up to $3,000,000 in Debentures. As of October 27, 2015, we sold $1,050,000 in Debentures to TCA and up to $1,950,000 in Debentures remains for sale by us.  The closing of the transaction occurred on October 27, 2015. In addition, TCA has advanced us an additional $100,000 for a total of $1,150.000. Also, on October 21, 2015 we issued 150,000 Series B Preferred Stock at a stated value equal to $10.00 per share to TCA that is convertible into our common stock.  On October 21, 2015, we also issued 51 shares of Series C Preferred Stock at $0.0001 par value per share to TCA that is not convertible into our common stock. In the event of a default under the Amended and Restated TCA Transaction Documents, TCA can exercise voting control over our common stock with their Series C Preferred Stock voting rights

On April 11, 2016, TCA and the Company mutually agreed to terminate the Committed Equity Facility.

Effective as of May 4, 2016, the Company, its subsidiaries and TCA entered into a First Amendment to Amended and Restated Securities Purchase Agreement whereby the parties agreed to amend the terms of their existing purchase agreement in exchange for forbearance on existing defaults by the Company.

Previously, the Company, its subsidiaries and TCA had entered into a Securities Purchase Agreement dated as of April 30, 2015, but made effective as of July 9, 2015, a Supplemental Securities Purchase Agreement effective as of August 6, 2015, and an Amended and Restated Securities Purchase Agreement dated as of October 27, 2015 (collectively, the “Purchase Agreement”) whereby the Company agreed to sell and TCA agreed to purchase an aggregate of $1,050,000 in original face amount of Senior, Secured, Convertible Redeemable Debentures.

Due to the Company being in default on its repayment obligations under the Purchase Agreement and related documents, the parties agreed to restructure the Purchase Agreement whereby TCA agreed to forbear from enforcement of the Company defaults and to restructure a payment schedule for repayment of TCA under the Purchase Agreement.

Specifically, the First Amendment to Amended and Restated Securities Purchase Agreement made the following material modifications to the existing Purchase Agreement:

●	The existing Debentures were modified as described in more detail below

●
Payments on the Debentures shall be made by (1) certain debt purchase agreement(s) to be entered into by TCA, (2) under the parties S-1 transaction with Chicago Venture Partners, LP, or (3) by the Company directly

●	Maturity Date extended to April 28, 2018

●	TCA agreed that it shall not enforce and shall forbear from pursuing enforcement of any existing defaults by the Company unless and until a future Company default occurs

In connection with the First Amendment to Amended and Restated Securities Purchase Agreement, the parties also agreed upon amended terms related to their outstanding Debentures.

Effective as of May 4, 2016, the Company issued Second Replacement Debenture A in the principal amount of $150,000 and Second Replacement Debenture B in the principal amount of $2,681,209.82 (collectively, the “Second Replacement Debentures”).

Per the First Amendment to Amended and Restated Securities Purchase Agreement, the Second Replacement Debentures were combined, and apportioned into two separate replacement debentures.  The Second Replacement Debentures were intended to act in substitution for and to supersede the Debentures in their entirety.  It was the intent of the Company and TCA that while the Second Replacement Debentures replace and supersede the Debentures, in their entirety, they were not in payment or satisfaction of the Debentures, but rather were the substitute of one evidence of debt for another without any intent to extinguish the old.

The Second Replacement Debentures contemplate TCA entering into debt purchase agreement(s) with third parties whereby TCA may, at its election, sever, split, divide or apportion the Second Replacement Debentures to accomplish the repayment of the balanced owed to TCA by Company.

The Second Replacement Debenture are convertible at 85% of the lowest daily volume weighted average price (“VWAP”) of the Company’s common stock during the five (5) business days immediately prior to a conversion date.

In connection with the above agreements, the parties acknowledged and agreed that certain advisory fees previously paid to TCA as provided in the Purchase Agreement in the amount of $1,500,000 have been added and included within the principal balance of the Second Replacement Debentures.  The conversion price discount on the Second Replacement Debentures will not apply to the amount of advisory fees added to the Second Replacement Debentures. TCA is also surrendering its Series B Preferred Stock in exchange for the $1,500,000 balance evidenced by said preferred stock being added to the Second Replacement Debenture.

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

On April 10, 2014, we received notice from the SEC that trading of our common stock on the OTCBB was to be suspended from April 10, 2014 through April 24, 2014. The SEC issued its order pursuant to Section 12(k) of the Securities Exchange Act of 1934. According to the notice received by us from the SEC: “It appears to the Securities and Exchange Commission that the public interest and the protection of investors require a suspension of trading in the securities of GrowLife, Inc. because of concerns regarding the accuracy and adequacy of information in the marketplace and potentially manipulative transactions in GrowLife’s common stock.” To date, the Company has not received notice from the SEC that it is being formally investigated.

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

We are involved in Legal Proceedings.

We are involved in the disputes and legal proceedings as discussed in this Form 10-Q. In addition, as a public company, we are also potentially susceptible to litigation, such as claims asserting violations of securities laws. Any such claims, with or without merit, if not resolved, could be time-consuming and result in costly litigation. There can be no assurance that an adverse result in any future proceeding would not have a potentially material adverse on our business, results of operations or financial condition.

Our Joint Venture Agreement with CANX USA, LLC is important to our operations.

On July 10, 2014, we closed a Waiver and Modification Agreement, Amended and Restated Joint Venture Agreement, Secured Credit Facility and Secured Convertible Note with CANX, and Logic Works, a lender and shareholder of the Company. The Agreements require the filing of a registration statement on Form S-1 within 10 days of the filing of the Company’s Form 10-Q for the period ended June 30, 2014. Due to the Company’s grey sheet trading status and other issues, the Company did not file the registration statement.

Previously, we entered into a Joint Venture Agreement with CANX, a Nevada limited liability company.  Under the terms of the Joint Venture Agreement, the Company and CANX formed Organic Growth International, LLC (“OGI”), a Nevada limited liability company, for the purpose of expanding the Company’s operations in its current retail hydroponic businesses and in other synergistic business verticals and facilitating additional funding for commercially financeable transactions of up to $40,000,000.

We initially owned a non-dilutive 45% share of OGI and the Company may acquire a controlling share of OGI as provided in the Joint Venture Agreement. In accordance with the Joint Venture Agreement, the Company and CANX entered into a Warrant Agreement whereby the Company delivered to CANX a warrant to purchase 140,000,000 shares of the Company common stock that is convertible at $0.033 per share, subject to adjustment as provided in the warrant. The five year warrant expires November 18, 2018. Also in accordance with the Joint Venture Agreement, on February 7, 2014 we issued an additional warrant to purchase 100,000,000 shares of our common stock that is convertible at $0.033 per share, subject to adjustment as provided in the warrant. The five year warrant expires February 6, 2019.

Waiver and Modification Agreement

We entered into a Waiver and Modification Agreement dated June 25, 2014 with Logic Works whereby the 7% Convertible Note with Logic Works dated December 20, 2013 was modified to provide for (i) a waiver of the default under the 7% Convertible Note; (ii) a conversion price which is the lesser of (A) $0.025 or (B) twenty percent (20%) of the average of the three (3) lowest daily VWAPs occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable Conversion Date on which the Holder elects to convert all or part of this Note; (iii) the filing of a registration statement on Form S-1 within 10 days of the filing of the Company’s Form 10-Q for the period ended June 30, 2014; and (iv) continuing interest of 24% per annum. Due to our grey sheet trading status and other issues, the Company did not file the registration statement. This 20% of the average should be 70% and the Parties are working to resolve this issue.

Amended and Restated Joint Venture Agreement

We entered into an Amended and Restated Joint Venture Agreement dated July 1, 2014 with CANX whereby the Joint Venture Agreement dated November 19, 2013 was modified to provide for (i)  up to $12,000,000 in conditional financing subject to review by GrowLife and approval by OGI for business growth development opportunities in the legal cannabis industry for up to nine months, subject to extension; (ii) up to $10,000,000 in working capital loans, with each loaning requiring approval in advance by CANX;  (iii) confirmed that the five year warrants, subject to adjustment, at $0.033 per share for the purchase of 140,000,000 and 100,000,000 were fully earned and were not considered compensation for tax purposes by us; (iv) granted CANX five year warrants, subject to adjustment, to purchase 300,000,000 shares of common stock at the fair market price of $0.033 per share as determined by an independent appraisal; (v) warrants as defined in the Agreement related to the achievement of OGI milestones; (vi) a four year term, subject to adjustment and (vi) the filing of a registration statement on Form S-1 within 10 days of the filing of the Company’s Form 10-Q for the period ended June 30, 2014. Due to our grey sheet trading status and other issues, we did not file the registration statement.

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

On July 10, 2014, we closed a Waiver and Modification Agreement, Amended and Restated Joint Venture Agreement, Secured Credit Facility and Secured Convertible Note with CANX, and Logic Works, a lender and shareholder of the Company. As of December 31, 2014, we have borrowed $350,000 under the Secured Convertible Note and Secured Credit Facility dated June 25, 2014 with Logic Works.

OGI was incorporated on January 7, 2014 in the State of Nevada and had no business activities as of March 31, 2016.

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

As of May 16, 2016, 23 states and the District of Columbia allow its citizens to use medical marijuana.  Additionally, 4 states have legalized cannabis for adult use.  The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration has effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana.   However, there is no guarantee that the administration will not change its stated policy regarding the low-priority enforcement of federal laws.  Additionally, any new administration that follows could change this policy and decide to enforce the federal laws strongly.  Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us and its shareholders.

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

Our history of net losses has raised substantial doubt about our ability to continue as a going concern, and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the years ended December 31, 2015 and 2014 with respect to this uncertainty. Accordingly, our ability to continue as a going concern will require us to seek alternative financing to fund our operations. This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. Future reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern.

We have a history of operating losses and there can be no assurance that we can again achieve or maintain profitability.

We have experienced net losses since inception. As of March 31, 2016, we had an accumulated deficit of $119.6 million. There can be no assurance that we will achieve or maintain profitability.

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

Risks Related to our Common Stock

CANX and Logic Works and TCA could have significant influence over matters submitted to stockholders for approval.

CANX and Logic Works

As of March 31, 2016, CANX and Logic Works in the aggregate hold shares representing approximately 45.5% of our common stock on a fully-converted basis and could be considered a control group for purposes of SEC rules. However, their agreements limit their ownership to 4.99% individually and each of the parties disclaims its status as a control group or a beneficial owner due to the fact that their beneficial ownership is limited to 4.99% per their agreements. Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days after the date of determination. If these persons were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our officers, directors, management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire.

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

On August 6, 2015, we closed a Securities Purchase Agreement and related agreements with TCA Global Credit Master Fund LP, whereby we agreed to sell and TCA agreed to purchase a $100,000 senior secured convertible redeemable debenture and we agreed to issue and sell to TCA, from time to time, and TCA agreed to purchase from us up to $3,000,000 of our common stock pursuant to a Committed Equity Facility. The closing of the Transaction occurred on August 6, 2015.

On October 27, 2015, we entered into an Amended and Restated Securities Purchase Agreement and related agreements with TCA Global Credit Master Fund LP whereby we agreed to sell, and TCA agreed to purchase $350,000 of senior secured convertible, redeemable debentures. We previously entered into a Securities Purchase Agreement dated as of April 30, 2015 and effective as of July 9, 2015 to purchase up to $3,000,000 in Debentures. As of October 27, 2015, we sold $1,050,000 in Debentures to TCA and up to $1,950,000 in Debentures remains for sale by us.  The closing of the transaction occurred on October 27, 2015. In addition, TCA has advanced us an additional $100,000 for a total of $1,150.000. Also, on October 21, 2015 we issued 150,000 Series B Preferred Stock at a stated value equal to $10.00 per share to TCA that is convertible into our common stock.  On October 21, 2015, we also issued 51 shares of Series C Preferred Stock at $0.0001 par value per share to TCA that is not convertible into our common stock. In the event of a default under the Amended and Restated TCA Transaction Documents, TCA can exercise voting control over our common stock with their Series C Preferred Stock voting rights

On April 11, 2016, TCA and the Company mutually agreed to terminate the Committed Equity Facility.

Effective as of May 4, 2016, the Company, its subsidiaries and TCA entered into a First Amendment to Amended and Restated Securities Purchase Agreement whereby the parties agreed to amend the terms of their existing purchase agreement in exchange for forbearance on existing defaults by the Company.

Previously, the Company, its subsidiaries and TCA had entered into a Securities Purchase Agreement dated as of April 30, 2015, but made effective as of July 9, 2015, a Supplemental Securities Purchase Agreement effective as of August 6, 2015, and an Amended and Restated Securities Purchase Agreement dated as of October 27, 2015 (collectively, the “Purchase Agreement”) whereby the Company agreed to sell and TCA agreed to purchase an aggregate of $1,050,000 in original face amount of Senior, Secured, Convertible Redeemable Debentures.

Due to the Company being in default on its repayment obligations under the Purchase Agreement and related documents, the parties agreed to restructure the Purchase Agreement whereby TCA agreed to forbear from enforcement of the Company defaults and to restructure a payment schedule for repayment of TCA under the Purchase Agreement.

Specifically, the First Amendment to Amended and Restated Securities Purchase Agreement made the following material modifications to the existing Purchase Agreement:

●	The existing Debentures were modified as described in more detail below

●
Payments on the Debentures shall be made by (1) certain debt purchase agreement(s) to be entered into by TCA, (2) under the parties S-1 transaction with Chicago Venture Partners, LP, or (3) by the Company directly

●	Maturity Date extended to April 28, 2018

●	TCA agreed that it shall not enforce and shall forbear from pursuing enforcement of any existing defaults by the Company unless and until a future Company default occurs

In connection with the First Amendment to Amended and Restated Securities Purchase Agreement, the parties also agreed upon amended terms related to their outstanding Debentures.

Effective as of May 4, 2016, the Company issued Second Replacement Debenture A in the principal amount of $150,000 and Second Replacement Debenture B in the principal amount of $2,681,209.82 (collectively, the “Second Replacement Debentures”).

Per the First Amendment to Amended and Restated Securities Purchase Agreement, the Second Replacement Debentures were combined, and apportioned into two separate replacement debentures.  The Second Replacement Debentures were intended to act in substitution for and to supersede the Debentures in their entirety.  It was the intent of the Company and TCA that while the Second Replacement Debentures replace and supersede the Debentures, in their entirety, they were not in payment or satisfaction of the Debentures, but rather were the substitute of one evidence of debt for another without any intent to extinguish the old.

The Second Replacement Debentures contemplate TCA entering into debt purchase agreement(s) with third parties whereby TCA may, at its election, sever, split, divide or apportion the Second Replacement Debentures to accomplish the repayment of the balanced owed to TCA by Company.

The Second Replacement Debenture are convertible at 85% of the lowest daily volume weighted average price (“VWAP”) of the Company’s common stock during the five (5) business days immediately prior to a conversion date.

In connection with the above agreements, the parties acknowledged and agreed that certain advisory fees previously paid to TCA as provided in the Purchase Agreement in the amount of $1,500,000 have been added and included within the principal balance of the Second Replacement Debentures.  The conversion price discount on the Second Replacement Debentures will not apply to the amount of advisory fees added to the Second Replacement Debentures. TCA is also surrendering its Series B Preferred Stock in exchange for the $1,500,000 balance evidenced by said preferred stock being added to the Second Replacement Debenture.

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

Our stock is categorized as a penny stock The SEC has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than US$ 5.00 per share or an exercise price of less than US$ 5.00 per share, subject to certain exclusions (e.g., net tangible assets in excess of $2,000,000 or average revenue of at least $6,000,000 for the last three years). The penny stock rules impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for TCA and receive TCA's written agreement to the transaction. Finally, broker-dealers may not handle penny stocks under $0.10 per share.

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

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of March 31, 2016, there were approximately 999.0 million shares of our common stock issued and outstanding.  In addition, as of December 31, 2015, there are also (i) stock option grants outstanding for the purchase of 29.0 million common shares at a $0.028 average strike price; (ii) warrants for the purchase of 565.0 million common shares at a $0.032 average exercise price; (iii) 163.9 million shares related to convertible debt that can be converted at 0.007 per share; and (iv) 6.0 million shares that may be issued to a former executive related to a severance agreement. We issued $2 million in common stock or 115,141,048 shares on April 6, 2016 pursuant to the settlement of the Consolidated Class Action and Derivative Action lawsuits alleging violations of federal securities laws that were filed against the Company in United States District Court, Central District of California. In addition, we have an unknown number of common shares to be issued under the TCA financing agreements. If all stock option grant, warrant and contingent shares are issued, approximately 1.878 billion of our currently authorized 3 billion shares of common stock will be issued and outstanding.

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

During the three months ended March 31, 2016, we had the following sales of unregistered of equity securities to accredited investors unless otherwise indicated:

On January 4, 2016, we issued 3,000,000 shares of its common stock to an entity affiliated with Mark E. Scott, our Chief Financial Officer, pursuant to a conversion of debt for $30,000. The shares were valued at the fair market price of $0.01 per share.

On January 16, 2016, we issued 1,400,000 shares of its common stock to an unaccredited former consultant pursuant a conversion of debt for $40,000. The shares were valued at the fair market price of $0.01 per share.

On January 27, 2016, we issued 1,500,000 shares of its common stock to Michael E. Fasci, a Board Director, pursuant to a service award for $15,000. The shares were valued at the fair market price of $0.01 per share.

During March 2016, Holders of our Convertible Notes Payables, converted principal and accrued interest of $608,905 into 86,986,437 shares of our common stock at a per share conversion price of $0.007.

In consideration for advisory services provided by TCA to us, we issued 15,000,000 shares of Common Stock during the year ending December 31, 2015. As the common stock was conditionally redeemable, we recorded the common stock as mezzanine equity in the accompanying consolidated balance sheet as of December 31, 2015. As of March 31, 2016, the shares are no longer conditionally redeemable and were recorded as issued and outstanding common stock.

ITEM 5.	OTHER INFORMATION

This item is not applicable.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are attached hereto unless otherwise indicated as being incorporated by reference, as follows:

(a) Exhibits

Exhibit No.	Description

10.1	Amendment to Employment Agreement by and between GrowLife Inc. and Marco Hegyi dated January 25, 2016 but effective December 18, 2015.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 906 Certifications.

32.2	Section 906 Certifications.

101	Interactive data files pursuant to Rule 405 of Regulation S-T. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GROWLIFE, INC.

(Registrant)

Date: May 16, 2016	By:	/s/ Marco Hegyi
Marco Hegyi
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: May 16, 2016	By:	/s/ Mark Scott
Mark Scott
Consulting Chief Financial Officer
(Principal Financial and Accounting Officer)