Form 10-Q
period 2016-06-30
GROWLIFE, INC.
filed 2016-08-12
CIK 1161582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
OR

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission file number 000-50385

GrowLife, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	90-0821083 (I.R.S. Employer Identification No.)

5400 Carillon Point
Kirkland, WA 98033
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 12, 2016 there were 1,196,103,859 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

ITEM 1.	FINANCIAL STATEMENTS

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
ASSETS		(Audited)

CURRENT ASSETS:
Cash and cash equivalents	$20,576	$60,362
Inventory, net	477,052	398,439
Deposits	16,754	16,754
Total current assets	514,382	475,555

EQUIPMENT, NET	5,620	10,327

OTHER ASSETS
Intangible assets, net	190,330	243,604
Goodwill	739,000	739,000

TOTAL ASSETS	$1,449,332	$1,468,486

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade	$1,426,611	$1,272,572
Accounts payable - related parties	50,009	71,920
Accrued expenses	119,409	121,765
Accrued expenses - related parties	49,895	53,287
Derivative liability	1,755,354	1,377,175
Current portion of convertible notes payable	3,326,675	2,287,868
Deferred revenue	24,582	25,000
Total current liabilities	6,752,535	5,209,587

LONG TERM LIABILITIES:
Convertible notes payable	-	-

COMMITMENTS AND CONTINGENCIES	-	2,000,000

MEZZANINE EQUITY:
Contingently redeemable common stock-
0 and 15,000,000 shares issued and outstanding at 6/30/2016 and 12/31/2015, respectively	-	300,000

STOCKHOLDERS' DEFICIT
Preferred stock - $0.0001 par value, 10,000,000 shares authorized, no shares
issued and outstanding	-	-
Series B Convertible Preferred stock - $0.0001 par value, 150,000 shares authorized, 0 and
150,000 shares issued and outstanding at 6/30/16 and 12/31/15, respectively	-	15
Series C Convertible Preferred stock - $0.0001 par value, 51 shares authorized,
51 shares issued and outstanding at 6/30/2016 and 12/31/2015, respectively	-	-
Common stock - $0.0001 par value, 3,000,000,000 shares authorized, 1,129, 182,443
and 891,116,496 shares issued and outstanding at 6/30/2016 and 12/31/2015, respectively	112,904	89,098
Additional paid in capital	112,564,303	110,585,434
Accumulated deficit	(117,980,410)	(116,715,648)
Total stockholders' deficit	(5,303,203)	(6,041,101)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,449,332	$1,468,486

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended,		Six Months Ended,
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

NET REVENUE	$261,853	$1,099,455	729,348	$2,597,266
COST OF GOODS SOLD	381,257	983,996	713,817	2,088,190
GROSS PROFIT	(119,404)	115,459	15,531	509,076
GENERAL AND ADMINISTRATIVE EXPENSES	541,293	698,126	913,941	1,483,328
OPERATING LOSS	(660,697)	(582,667)	(898,410)	(974,252)

OTHER INCOME (EXPENSE):
Change in fair value of derivative	2,090,113	1,457,139	(378,179)	48,894
Interest expense, net	(72,054)	(177,499)	(238,230)	(361,553)
Other income (expense)	279,222	-	250,057	-
Loss on class action lawsuit settlements	-	(2,081,250)	-	(2,081,250)
Total other (expense)	2,297,281	(801,610)	(366,352)	(2,393,909)

(LOSS) BEFORE INCOME TAXES	1,636,584	(1,384,277)	(1,264,762)	(3,368,161)

Income taxes - current benefit	-	-	-	-

NET (LOSS)	$1,636,584	$(1,384,277)	(1,264,762)	$(3,368,161)

Basic and diluted (loss) per share	$0.00	$(0.00)	(0.00)	$(0.00)

Weighted average shares of common stock outstanding- basic and diluted	1,110,821,354	880,624,989	1,025,436,645	879,987,919

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended,
	June 30, 2016	June 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,264,762)	$(3,368,161)
Adjustments to reconcile net loss to net cash (used in)
operating activities
Depreciation and amortization	4,707	8,105
Amortization of intangible assets	53,274	56,874
Change in inventory reserve	-	20,000
Stock based compensation	65,640	101,057
Common stock issued for services	65,000	-
Amortization of debt discount	(208,439)	239,858
Change in fair value of derivative liability	378,179	(48,894)
Accrued interest on convertible notes payable	84,292	113,261
Loss on class action settlements	-	2,081,250
Changes in operating assets and liabilities:
Inventory	78,613	297,780
Prepaid expenses	-	25,041
Deposits	-	16,830
Accounts payable	132,128	265,917
Accrued expenses	(5,748)	(58,297)
Deferred revenue	(418)	20,012
CASH (USED IN) OPERATING ACTIVITIES	(617,534)	(229,367)

CASH FLOWS FROM INVESTING ACTIVITIES:
	-	-
	-	-
NET CASH PROVIDED BY INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash provided from Convertible Promissory Note with Chicago Venture Partners, L.P.	577,748	-
	-	-
	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	577,748	-

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(39,786)	(229,367)

CASH AND CASH EQUIVALENTS, beginning of period	60,362	286,238

CASH AND CASH EQUIVALENTS, end of period	$20,576	$56,871

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash investing and financing activities:
Shares issued for convertible note and interest conversion	$1,008,020	$-
Shares issued for debt conversion	$65,640	$-
Shares issued for class action settlements	$2,000,000	$-
Shares issued for mezzanine equity	$300,000	$-
Series B Convertible Preferred Stock converted into convertible notes payable	$(1,500,000)	$-
Series B Convertible Preferred Stock converted into convertible notes payable debt discount	$315,669	$-

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

The Company anticipates that it will record losses from operations for the foreseeable future. As of June 30, 2016, our accumulated deficit was $117,980,410.  The Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements during this period primarily through the recurring issuance of convertible notes payable and advances from a related party. The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2015 and filed with the SEC on April 14, 2016 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

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

Inventories - Inventories are recorded on a first in first out basis. Inventory consists of raw materials, purchased finished goods and components held for resale. Inventory is valued at the lower of cost or market. The reserve for inventory was $20,000 as of June 30, 2016 and December 31, 2015, respectively.
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

Sales Returns - We allow customers to return defective products when they meet certain established criteria as outlined in our sales terms and conditions. It is our practice to regularly review and revise, when deemed necessary, our estimates of sales returns, which are based primarily on actual historical return rates. We record estimated sales returns as reductions to sales, cost of goods sold, and accounts receivable and an increase to inventory. Returned products which are recorded as inventory are valued based upon the amount we expect to realize upon its subsequent disposition. As of June 30, 2016 and December 31, 2015, there was no reserve for sales returns, which are minimal based upon our historical experience.

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

Net (Loss) Per Share - Under the provisions of ASC 260, “Earnings per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The common stock equivalents have not been included as they are anti-dilutive. As of June 30, 2016, there are also (i) stock option grants outstanding for the purchase of 24,010,000 common shares at a $0.023 average strike price; (ii) warrants for the purchase of 565.0 million common shares at a $0.032 average exercise price; (iii) 167,766,143 shares related to convertible debt that can be converted at 0.007 per share; and (iv) 6.0 million shares that may be issued to a former executive related to a severance agreement. In addition, we have an unknown number of common shares to be issued under the TCA Global Credit Master Fund LP and Chicago Venture Partners, L.P. financing agreements. As of June 30, 2015, there were stock options outstanding for the purchase of 40,720,000 common shares, warrants for the purchase of 565,000,000 common shares, 225,241,714 shares related to convertible debt and 6,000,000 of shares which we may have to issue under a settlement agreement which could potentially dilute future earnings per share.

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

OGI was incorporated on January 7, 2014 in the State of Nevada and had no business activities as of June 30, 2016.

NOTE 5 – INVENTORY

Inventory as of June 30, 2016 and December 31, 2015 consists of the following:

	June 30, 2016	December 31, 2015
	(Unaudited)	(Audited)

Finished goods	$497,052	$418,439
Inventory reserve	(20,000)	(20,000)
Total	$477,052	$398,439

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

NOTE 6– INTANGIBLE ASSETS

Intangible assets as of June 30, 2016 consisted of the following:

	Estimated
Intangible Assets:	Useful Lives	Cost	Accumulated Amortization	Net Book Value
RMH/EGC acquisition- customer contracts	5 years	$366,000	$(225,700)	$140,300
Greners acquisition- customer contracts	5 years	230,000	(179,970)	50,030
Phototron acquisition- customer contracts	5 years	215,000	(215,000)	-
Soja, Inc. (Urban Garden Supply) acquisition- customer contracts	5 years	60,000	(60,000)	-
Total intangible assets		$871,000	$(680,670)	$190,330

Total amortization expense was $53,274 for the six months ended June 30, 2016 and 2015.

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

NOTE 7 – CONVERTIBLE NOTES PAYABLE, NET

Convertible notes payable as of June 30, 2016 consisted of the following:

				Balance
		Accrued	Debt	As of
	Principal	Interest	Discount	June 30, 2016
6% Senior secured convertible notes (2012)	$103,680	$128,742	$-	$232,422
6% Secured convertible note (2014)	350,000	41,112	-	391,112
7% Convertible note ($850,000)	250,000	134,055	-	384,055
7% Convertible note ($1,000,000)	18,573	148,200	-	166,773
Replacement debenture with TCA ($2,830,210)	2,756,210	84,736	(974,018)	1,866,928
10% OID Convertible Promissory Note with Chicago Venture Partners, L.P.	577,748	-	(292,363)	285,385
	$4,056,211	$536,845	$(1,266,381)	$3,326,675

Convertible notes payable as of December 31, 2015 consisted of the following:

				Balance
		Accrued	Debt	As of
	Principal	Interest	Discount	December 31, 2015
6% Senior secured convertible notes (2012)	$413,680	$172,494	$-	$586,174
6% Secured convertible note (2014)	350,000	30,641	(83,924)	296,717
7% Convertible note ($850,000)	250,000	104,137	-	354,137
7% Convertible note ($1,000,000)	250,000	134,469	-	384,469
18% Senior secured redeemable convertible debenture ($1,150,000)	1,150,000	68,510	(552,139)	666,371
	$2,413,680	$510,251	$(636,063)	$2,287,868

Several of the Company’s convertible promissory notes remain outstanding beyond their respective maturity dates. This may trigger an event of default under the respective agreements. The Company is working with these noteholders to convert their notes into common stock and intends to resolve these outstanding issues as soon as practicable. As a result, the Company accrued interest on these notes at the default rates. Furthermore, as a result of being in default on these notes, the Holders could, at their sole discretion, call these notes. Although no such action has been taken by the Holders, the Company classified these notes as a current liability as of June 30, 2016 and December 31, 2015.

6% Senior Secured Convertible Notes Payable (2012)

On September 28, 2012, the Company entered into an Amendment and Exchange Agreement with investors, including Sterling Scott, our then CEO. The Exchange Agreement provided for the issuance of new 6% Senior Secured Convertible Notes that replaced the 6% Senior Secured Convertible Notes that were previously issued during 2012. The 6% Notes accrued interest at the rate of 6% per annum and had a maturity date of April 15, 2015. No cash payments were required; however, accrued interest was due at maturity. In the event of a default the investors may declare the entire principal and accrued interest to be due and payable. Default interest accrued at the rate of 12% per annum. The 6% Notes were secured by substantially all of the assets of the Company and were convertible into common stock at the rate of $0.007 per share. The Company determined that the conversion feature was a beneficial conversion feature.

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

During the six months ended June 30, 2016, the Company recorded interest expense of $23,726 related to these 6% convertible notes. Two investors converted principal and interest of $310,000 and $67,478, respectively, into shares of the Company’s common stock at a per share conversion price of $0.007. As of June 30, 2016, the outstanding principal on these 6% convertible notes was $103,680, accrued interest was $128,742, and unamortized debt discount was $0, which results in a net amount of $232,422.

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

During the six months June 30, 2016, the Company recorded interest expense of $5,236 and $83,924 of non-cash interest expense related to the amortization of the debt discount associated with this 6% convertible note, respectively. As of June 30, 2016, the Company has borrowed $350,000 under the Secured Convertible Note and Secured Credit Facility, accrued interest was $41,112 and the unamortized debt discount was $0, which results in a net amount of $391,112.
7% Convertible Notes Payable

On October 11, 2013, the Company issued 7% Convertible Notes in the aggregate amount of $850,000 to investors, including $250,000 to Forglen LLC. The Note was due September 30, 2015. All other Notes were converted in 2014. On July 14, 2014, the Board of Directors approved a Settlement Agreement and Waiver of Default dated June 19, 2014 with Forglen related to the 7% Convertible Note. The Company cancelled the April 9, 2014 conversion as a result of the SEC suspension in the trading of the Company’s securities and Forglen has $250,000 of principal and interest outstanding on its note payable as of December 31, 2015 and June 30, 2016. The current annual rate of interest is 24% per annum. The conversion price is $0.007 per share. The Company determined that the conversion feature was a beneficial conversion feature.

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

During the six months ended June 30, 2016, the Company recorded interest expense of $43,649 related to these 7% convertible notes. Logic Works converted principal of $231,427 into shares of the Company’s common stock at a per share conversion price of $0.007. As of June 30, 2016, the outstanding principal on these 7% convertible notes was $268,573, accrued interest was $282,255, and unamortized debt discount was $0, which results in a net amount of $550,828.

Funding from TCA Global Credit Master Fund, LP (“TCA”)

The First TCA SPA. On July 9, 2015, the Company closed a Securities Purchase Agreement and related agreements with TCA Global Credit Master Fund LP (“TCA”), an accredited investor, whereby the Company agreed to sell and TCA agreed to purchase up to $3,000,000 of senior secured convertible, redeemable debentures, of which $700,000 was purchased on July 9, 2015 and up to $2,300,000 may be purchased in additional closings. The closing of the transaction (the “First TCA SPA”) occurred on July 9, 2015. Effective as of May 4, 2016, the Company and TCA entered into a First Amendment to the First TCA SPA whereby the parties agreed to amend the terms of the First TCA SPA in exchange for TCA’s forbearance of existing defaults by the Company.

The Second TCA SPA. On August 6, 2015, the Company closed a second Securities Purchase Agreement and related agreements with TCA whereby the Company agreed to sell and TCA agreed to purchase a $100,000 senior secured convertible redeemable debenture and the Company agreed to issue and sell to TCA, from time to time, and TCA agreed to purchase from the Company up to $3,000,000 of the Company’s common stock pursuant to a committed equity facility. The closing of the transaction (the “Second TCA SPA”) occurred on August 6, 2015. On April 11, 2016, the Company agreed with TCA to mutually terminate the Second TCA SPA.

Amendment to the First TCA SPA. On October 27, 2015, the Company entered into an Amended and Restated Securities Purchase Agreement and related agreements with TCA whereby the Company agreed to sell, and TCA agreed to purchase $350,000 of senior secured convertible, redeemable debentures. This was an amendment to the First TCA SPA (the “Amendment to the First TCA SPA”.) As of October 27, 2015, the Company sold $1,050,000 in Debentures to TCA and up to $1,950,000 in Debentures remain for sale by the Company. The closing of the Amendment to the First TCA SPA occurred on October 27, 2015. In addition, TCA has advanced the Company an additional $100,000 for a total of $1,150.000.

Issuance of Preferred Stock to TCA. Also, on October 21, 2015 the Company issued 150,000 Series B Preferred Stock at a stated value equal to $10.00 per share to TCA. The Series B Preferred Stock is convertible into common stock by dividing the stated value of the shares being converted by 100% of the average of the five (5) lowest closing bid prices for the common stock during the ten (10) consecutive trading days immediately preceding the conversion date as quoted by Bloomberg, LP. On October 21, 2015, we also issued 51 shares of Series C Preferred Stock at $0.0001 par value per share to TCA. The Series C Preferred Stock is not convertible into our common stock. In the event of a default under the Amended and Restated TCA Transaction Documents, TCA can exercise voting control over our common stock with their Series C Preferred Stock voting rights.

TCA’s Forbearance. Due to the Company’s default on its repayment obligations under the TCA SPA’s and related documents, the parties agreed to restructure the SPA’s whereby TCA agreed to forbear from enforcement of our defaults and to restructure a payment schedule for repayment of debt under the SPAs. The Company defaulted because our operating results were not as expected and the Company was unable to generate sufficient revenue through its business operations to serve the TCA debt. Specifically, the First Amendment to Amended and Restated Securities Purchase Agreement made the following material modifications to the existing SPA’s:

●
All unpaid debentures were modified as described in more detail below.
●
Payments on the debentures shall be made by (i) debt purchase agreement(s) to be entered into by TCA, (ii) through proceeds raised from the transaction(s) with Chicago Venture; or (iii) by the Company directly.
●
The due date of the debentures was extended to April 28, 2018.
●
TCA agreed that it shall not enforce and shall forbear from pursuing enforcement of any existing defaults by us unless and until a future Company default occurs.
In furtherance of TCA’s forbearance, effective as of May 4, 2016, the Company issued Second Replacement Debenture A in the principal amount of $150,000 and Second Replacement Debenture B in the principal amount of $2,681,210 (collectively, the “Second Replacement Debentures”).

Per the First Amendment to Amended and Restated Securities Purchase Agreement, the Second Replacement Debentures were combined, and apportioned into two separate replacement debentures. The Second Replacement Debentures were intended to act in substitution for and to supersede the debentures in their entirety. It was the intent of the Company and TCA that while the Second Replacement Debentures replace and supersede the debentures, in their entirety, they were not in payment or satisfaction of the debentures, but rather were the substitute of one evidence of debt for another without any intent to extinguish the old debt. The maximum number of shares subject to conversion under the Second Replacement Debentures is 211,900,000. This is an approximation. The estimation of the maximum number of shares issuable upon the conversion of the Second Replacement Debentures was calculated using an estimated average price of $.013 per share.

The Second Replacement Debentures contemplate TCA entering into debt purchase agreement(s) with third parties whereby TCA may, at its election, sever, split, divide or apportion the Second Replacement Debentures to accomplish the repayment of the balance owed to TCA by the Company. The Second Replacement Debentures are convertible at 85% of the lowest daily volume weighted average price (“VWAP”) of the Company’s common stock during the five (5) business days immediately prior to a conversion date.

In connection with the above agreements, the parties acknowledged and agreed that certain advisory fees previously paid to TCA as provided in the SPAs in the amount of $1,500,000 have been added and included within the principal balance of the Second Replacement Debentures. The advisory fees related too financial, merger and acquisition and regulatory services provided to the Company. The conversion price discount on the Second Replacement Debentures will not apply to the advisory fees added to the Second Replacement Debentures. TCA also agreed to surrender its Series B Preferred Stock in exchange for the $1,500,000 being added to the Second Replacement Debenture.

As more particularly described below, the Company remains in debt to TCA for the principal amount of $1,500,000. The remaining $1,400,000 of principal debt was assigned to Old Main Capital, LLC (see discussion immediately below.) The Company intends to use the funds generated from the Chicago Venture transaction to fuel its business operations and business plans which, in turn, will presumably generate revenues sufficient to avoid another default in the remaining TCA obligations. If the Company is unable to raise sufficient funds through the Chicago Venture transaction and/or generate sales sufficient to service the remaining TCA debt then the Company will be unable to avoid another default. Failure to operate in accordance with the various agreements with TCA could result in the cancellation of these agreements, result in foreclosure on the Company’s assets in an event of default which would have a material adverse effect on our business, results of operations or financial condition.

At the date of the TCA debt restructuring the remaining unamortized discount was expensed to interest in the amount of $482,112 and the Company recognized a loss on restructuring of $ 279,897.

As of June 30, 2016, the Company is indebted to TCA under the First and Second Replacement Debentures in the amount of $2,756,810, accrued interest was $84,736 and the unamortized debt discount was $974,018, which results in a net amount of $1,866,928. As discussed below, during June 2016, Old Main Capital LLC converted principal of $75,000 into 11,538,462 shares of our common stock at a per share conversion price of $0.007. The Company has recorded a loss on this transaction in the amount of $79,501.

TCA Assignment of Debt to Old Main Capital, LLC

On June 9, 2016, the Company closed a Debt Purchase Agreement and related agreements (the “Old Main Transaction Documents”) with TCA and Old Main Capital, LLC (“Old Main”) whereby TCA agreed to sell and Old Main agreed to purchase in multiple tranches $1,400,000 in senior secured convertible, redeemable debentures (the “Assigned Debt”) (the “Old Main Transaction”). The Assigned Debt was our debt incurred in the TCA financing transactions that closed in 2015. We were required to execute the Old Main Transaction Documents as the Company is the “borrower” on the Assigned Debt.

Debt Purchase Agreement. As set forth above, the Company entered into the Debt Purchase Agreement on June 9, 2015 with TCA and Old Main whereby Old Main agreed to purchase, in tranches, $1,400,000 of debt previously held by TCA. The Company executed the Debt Purchase Agreement as it was the “borrower” under the Assigned Debt and was required to make certain representations and warranties regarding the Assigned Debt. The Assigned Debt is represented by a new “10% Senior Convertible Promissory Note” entered into by and between Old Main and the Company (more particularly described below.)

Exchange Agreement. In conjunction with the Debt Purchase Agreement, on June 9, 2016, the Company entered into an Exchange Agreement whereby we agreed to exchange, in tranches, the Assigned Debt, as well as any amendments thereto, with a 10% Senior Convertible Promissory Note (the “Note”) having a principal balance of $1,400,000. The closing dates for the exchanges, scheduled to occur in tranches, are set forth in Schedule 1 attached to the Exchange Agreement.

10% Senior Convertible Promissory Note. Pursuant to the Exchange Agreement, the Company entered into a 10% Senior Convertible Promissory Note dated June 9, 2016 with Old Main whereby the Company agreed to be indebted to Old Main for the Assigned Debt. The Company promised to pay Old Main, by no later than the maturity date of June 9, 2017 the outstanding principal of the Assigned Debt together with interest on the outstanding principal amount under the Note, at the rate of ten percent (10%) per annum simple interest.

At any time after June 9, 2016, and while the Note is still outstanding and at the sole option of Old Main, Old Main may convert all or any portion of the outstanding principal, accrued and unpaid interest redemption premium and any other sums due and payable hereunder or under any of the other Transaction Documents into shares of our Common Stock at a price equal to the lower of: (i) sixty-five percent (65%) of the lowest traded price of the Company’s Common Stock during the thirty (30) trading days prior to the Conversion Date; or (ii) sixty-five percent (65%) of the lowest traded price of the Common Stock in the thirty (30) Trading Days prior to the Closing Date.

Option Agreement. In connection with the Old Main Transaction Documents, TCA and Old Main entered into an Option Agreement dated June 8, 2016 whereby TCA agreed to grant Old Main an option to purchase the Assigned Debt, or any portion thereof, under the terms and conditions of the Debt Purchase Agreement. In consideration, Old Main agreed to pay the Option Payment as more particularly described in the Option Agreement.

Securities Purchase Agreement with Chicago Venture Partners, L.P.

As of April 4, 2016, the Company entered into a Securities Purchase Agreement and Convertible Promissory Note (the “Chicago Venture Note”) with Chicago Venture, whereby we agreed to sell, and Chicago Venture agreed to purchase an unsecured convertible promissory note in the original principal amount of $2,755,000. In connection with the transaction, the Company received $350,000 in cash as well as a series of twelve Secured Investor Notes for a total Purchase Price of $2,500,000. The Note carries an Original Issue Discount (“OID”) of $250,000 and we agreed to pay $5,000 to cover Purchaser’s legal fees, accounting costs and other transaction expenses.

The Secured Investor Notes are payable (i) $50,000 upon filing of a Registration Statement on Form S-1; (ii) $100,000 upon effectiveness of the Registration Statement; and (iii) up to $200,000 per month over the 10 months following effectiveness at our sole discretion, subject to certain conditions. The Company filed the Registration Statement within forty-five (45) days of the Closing and agreed to register shares of our common stock for the benefit of Chicago Venture in exchange for the payments under the Secured Investor Notes.

Chicago Venture has the option to convert the Note at 65% of the average of the three (3) lowest volume weighted average prices in the twenty (20) Trading Days immediately preceding the applicable conversion (the “Conversion Price”). However, in no event will the Conversion Price be less than $0.02 or greater than $0.09. In addition, beginning on the date that is the earlier of six (6) months or five (5) days after the Registration Statement becomes effective, and on the same day of each month thereafter, the Company will re-pay the Note in monthly installments in cash, or, subject to certain Equity Conditions, in the Company’s common stock at 65% of the average of the three (3) lowest volume weighted average prices in the twenty (20) Trading Days immediately preceding the applicable conversion (the “Installment Conversion Price”).

As discussed above, once effective, the Company has the discretion to require Chicago Venture to sell to us up to $200,000 per month over the next 10 months on the above terms. The Company would then have the option to issue shares registered under this Registration Statement to Chicago Venture. Through this prospectus, the selling stockholder may offer to the public for resale shares of the Company’s common stock that we may issue to Chicago Venture pursuant to the Chicago Venture Note.

For a period of no more than 36 months from the effective date of the Registration Statement, we may, from time to time, at the Company’s sole discretion, and subject to certain conditions that we must satisfy, draw down funds under the Chicago Venture Note.

The Company ability to require Chicago Venture to fund the Chicago Venture Note is at our discretion, subject to certain limitations. Chicago Venture is obligated to fund if each of the following conditions are met; (i) the average and median daily dollar volumes of the Company’s common stock for the twenty (20) and sixty (60) trading days immediately preceding the funding date are greater than $100,000; (ii) the Company’s market capitalization on the funding date is greater than $17,000,000; (iii) the Company is not in default with respect to share delivery obligations under the note as of the funding date; and (iv) the Company current in its reporting obligations. Chicago Ventures’ obligations under the equity line are not transferable.

The issuance of the Company’s common stock under the Chicago Venture Note will have no effect on the rights or privileges of existing holders of common stock except that the economic and voting interests of each stockholder will be diluted as a result of any such issuance. Although the number of shares of common stock that stockholders presently own will not decrease, these shares will represent a smaller percentage of the Company’s total shares that will be outstanding after any issuances of shares of common stock to Chicago Venture. If the Company’s draw down amounts under the Chicago Venture Note when the Company’s share price is decreasing, the Company will need to issue more shares to repay the same amount than if the Company’s stock price was higher. Such issuances will have a dilutive effect and may further decrease our stock price.

There is no guarantee that the Company will be able to meet the foregoing conditions or any other conditions under the Securities Purchase Agreement and/or Chicago Venture Note or that the Company will be able to draw down any portion of the amounts available under the Securities Purchase Agreement and/or Chicago Venture Note. However, the Company does believe there is a strong likelihood, as long as we can meet the various conditions to funding, that the Company will receive the full amount of funding under the equity line of credit. Given the Company’s financial challenges and the competitive nature of our business, the Company also believe we will need the full amount of funding under the equity line of credit in order to fully realize our business plans.

A portion of the funds received from Chicago Venture will be used to pay off TCA, a previous equity financing partner and a portion will be invested in our business. Specifically, the Company anticipates that approximately $1,400,000 is expected to be used to pay TCA and the remaining funds, if any, will be used for general business purposes such as marketing, product development, expansion and administrative costs. The Company is not aware of any relationship between TCA and Chicago Venture. The Company has had no previous transactions with Chicago Venture or any of Chicago Ventures’ affiliates. The Company cannot predict whether the Chicago Venture transaction will have either a positive or negative impact on our stock price. However, in addition to the fact that each Chicago Venture conversion, when and if it occurs, has a dilutive effect on the Company’s stock price, that should Chicago Venture convert large portions of the debt into registered shares and then sells those shares on the market, that the Company’s stock price could be depressed.

At June 30, 2016, the outstanding balance due to Chicago Venture is $285,385 net of the beneficial conversion feature of $244,615 and OID of $47,748 which have been recorded as a discount to debt and will be amortized over the life of the loan.

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

Derivative liability as of June 30, 2016 is as follows:

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	June 30, 2016

Liabilities:
Derivative Instruments	$-	$1,755,354	$-	$1,755,354

Total	$-	$1,755,354	$-	$1,755,354

For six months ended June 30, 2016, the Company recorded non-cash expense of $378,179 related to the “change in fair value of derivative” expense related to its 6%, 7% and 18% convertible notes.

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

7% Convertible Notes

As of December 31, 2015, the Company had outstanding 7% convertible notes for $500,000 that the Company determined had an embedded derivative liability due to the “reset” clause associated with the note’s conversion price. The Company valued the derivative liability of these notes at $105,515 using the Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions (i) dividend yield of 0%; (ii) expected volatility of 133.2%; (iii) risk free rate of .001%, (iv) stock price of $.005, (v) per share conversion price of $0.007, and (vi) expected term of .25 years, as the Company estimated that these notes will be converted by June 30, 2016.

As June 30, 2016, the Company had outstanding 7% convertible notes with a remaining balance of $268,573 that the Company determined had an embedded derivative liability due to the “reset” clause associated with the note’s conversion price. The Company valued the derivative liability of these notes at $708,209 using the Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions (i) dividend yield of 0%; (ii) expected volatility of 150.5%; (iii) risk free rate of .001%, (iv) stock price of $.015, (v) per share conversion price of $0.007, and (vi) expected term of .25 years, as the Company estimates that these notes will be converted by September 30, 2016.

6% Convertible Notes

As of December 31, 2015, the Company had outstanding unsecured 6% convertible notes for $350,000 that the Company determined had an embedded derivative liability due to the “reset” clause associated with the note’s conversion price. The Company valued the derivative liability of these notes at $54,377 using the Black-Scholes-Merton option pricing model. which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions (i) dividend yield of 0%; (ii) expected volatility of 133.2%; (iii) risk free rate of 0.34%, (iv) stock price of $.005, (v) per share conversion price of $0.007, and (vi) expected term of .56 years.

As of June 30, 2016, the Company had outstanding unsecured 6% convertible notes for $250,000 that the Company determined had an embedded derivative liability due to the “reset” clause associated with the note’s conversion price. The Company valued the derivative liability of these notes at $502,858 using the Black-Scholes-Merton option pricing model. which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions (i) dividend yield of 0%; (ii) expected volatility of 150.5%; (iii) risk free rate of .001%, (iv) stock price of $.015, (v) per share conversion price of $0.007, and (vi) expected term of .25 years, as the Company estimates that these notes will be converted by September 30, 2016.

Funding from TCA Global Credit Master Fund, LP (“TCA”).

The First TCA SPA. On July 9, 2015, the Company closed a Securities Purchase Agreement and related agreements with TCA Global Credit Master Fund LP (“TCA”), an accredited investor, whereby the Company agreed to sell and TCA agreed to purchase up to $3,000,000 of senior secured convertible, redeemable debentures, of which $700,000 was purchased on July 9, 2015 and up to $2,300,000 may be purchased in additional closings. The closing of the transaction (the “First TCA SPA”) occurred on July 9, 2015. Effective as of May 4, 2016, the Company and TCA entered into a First Amendment to the First TCA SPA whereby the parties agreed to amend the terms of the First TCA SPA in exchange for TCA’s forbearance of existing defaults by the Company.

The Second TCA SPA. On August 6, 2015, the Company closed a second Securities Purchase Agreement and related agreements with TCA whereby the Company agreed to sell and TCA agreed to purchase a $100,000 senior secured convertible redeemable debenture and the Company agreed to issue and sell to TCA, from time to time, and TCA agreed to purchase from the Company up to $3,000,000 of the Company’s common stock pursuant to a committed equity facility. The closing of the transaction (the “Second TCA SPA”) occurred on August 6, 2015. On April 11, 2016, the Company agreed with TCA to mutually terminate the Second TCA SPA.

Amendment to the First TCA SPA. On October 27, 2015, the Company entered into an Amended and Restated Securities Purchase Agreement and related agreements with TCA whereby the Company agreed to sell, and TCA agreed to purchase $350,000 of senior secured convertible, redeemable debentures. This was an amendment to the First TCA SPA (the “Amendment to the First TCA SPA”.) As of October 27, 2015, the Company sold $1,050,000 in Debentures to TCA and up to $1,950,000 in Debentures remain for sale by the Company. The closing of the Amendment to the First TCA SPA occurred on October 27, 2015. In addition, TCA has advanced the Company an additional $100,000 for a total of $1,150.000.

Issuance of Preferred Stock to TCA. Also, on October 21, 2015 the Company issued 150,000 Series B Preferred Stock at a stated value equal to $10.00 per share to TCA. The Series B Preferred Stock is convertible into common stock by dividing the stated value of the shares being converted by 100% of the average of the five (5) lowest closing bid prices for the common stock during the ten (10) consecutive trading days immediately preceding the conversion date as quoted by Bloomberg, LP. On October 21, 2015, we also issued 51 shares of Series C Preferred Stock at $0.0001 par value per share to TCA. The Series C Preferred Stock is not convertible into our common stock. In the event of a default under the Amended and Restated TCA Transaction Documents, TCA can exercise voting control over our common stock with their Series C Preferred Stock voting rights.

TCA’s Forbearance. Due to the Company’s default on its repayment obligations under the TCA SPA’s and related documents, the parties agreed to restructure the SPA’s whereby TCA agreed to forbear from enforcement of our defaults and to restructure a payment schedule for repayment of debt under the SPAs. The Company defaulted because our operating results were not as expected and the Company were unable to generate sufficient revenue through its business operations to serve the TCA debt. Specifically, the First Amendment to Amended and Restated Securities Purchase Agreement made the following material modifications to the existing SPA’s:

●
All unpaid debentures were modified as described in more detail below.
●
Payments on the debentures shall be made by (i) debt purchase agreement(s) to be entered into by TCA, (ii) through proceeds raised from the transaction(s) with Chicago Venture; or (iii) by the Company directly.
●
The due date of the debentures was extended to April 28, 2018.
●
TCA agreed that it shall not enforce and shall forbear from pursuing enforcement of any existing defaults by us unless and until a future Company default occurs.
In furtherance of TCA’s forbearance, effective as of May 4, 2016, the Company issued Second Replacement Debenture A in the principal amount of $150,000 and Second Replacement Debenture B in the principal amount of $2,681,210 (collectively, the “Second Replacement Debentures”).

Per the First Amendment to Amended and Restated Securities Purchase Agreement, the Second Replacement Debentures were combined, and apportioned into two separate replacement debentures. The Second Replacement Debentures were intended to act in substitution for and to supersede the debentures in their entirety. It was the intent of the Company and TCA that while the Second Replacement Debentures replace and supersede the debentures, in their entirety, they were not in payment or satisfaction of the debentures, but rather were the substitute of one evidence of debt for another without any intent to extinguish the old debt. At June 30, 2016, the maximum number of shares subject to conversion under the Second Replacement Debentures is 217,790,000. This is an approximation. The estimation of the maximum number of shares issuable upon the conversion of the Second Replacement Debentures was calculated using an estimated average price of $.013 per share.

The Second Replacement Debentures contemplate TCA entering into debt purchase agreement(s) with third parties whereby TCA may, at its election, sever, split, divide or apportion the Second Replacement Debentures to accomplish the repayment of the balance owed to TCA by Company. The Second Replacement Debentures are convertible at 85% of the lowest daily volume weighted average price (“VWAP”) of the Company’s common stock during the five (5) business days immediately prior to a conversion date.

In connection with the above agreements, the parties acknowledged and agreed that certain advisory fees previously paid to TCA as provided in the SPAs in the amount of $1,500,000 have been added and included within the principal balance of the Second Replacement Debentures. The advisory fees related too financial, merger and acquisition and regulatory services provided to the Company. The conversion price discount on the Second Replacement Debentures will not apply to the advisory fees added to the Second Replacement Debentures. TCA also agreed to surrender its Series B Preferred Stock in exchange for the $1,500,000 being added to the Second Replacement Debenture.

As more particularly described below, the Company’s remain in debt to TCA for the principal amount of $1,500,000. The remaining $1,400,000 of principal debt was assigned to Old Main Capital, LLC (see discussion immediately below.) The Company intends to use the funds generated from the Chicago Venture transaction to fuel its business operations and business plans which, in turn, will presumably generate revenues sufficient to avoid another default in the remaining TCA obligations. If the Company is unable to raise sufficient funds through the Chicago Venture transaction and/or generate sales sufficient to service the remaining TCA debt then the Company will be unable to avoid another default. Failure to operate in accordance with the various agreements with TCA could result in the cancellation of these agreements, result in foreclosure on the Company’s assets in an event of default which would have a material adverse effect on our business, results of operations or financial condition.

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

At the inception of the Replacement Debentures, the embedded derivative liability was remeasured at fair value and the Company recorded a net gain of $420,822, using the Black-Scholes-Merton option pricing model which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions (i) dividend yield of 0%; (ii) expected volatility of 150.0%; (iii) risk free rate of 0.001%, (iv) stock price of $0.015, (v) per share conversion price of $0.013, and (vi) expected term of .01 years.

At inception, the Company valued the conversion feature of the Replacement Debentures as a derivative liability in the amount of $979,716 using the Black-Scholes-Merton option pricing model. which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions (i) dividend yield of 0%; (ii) expected volatility of 150.0%; (iii) risk free rate of .52%, (iv) stock price of $.015, (v) per share conversion price of $0.013, and (vi) expected term of 1.0 years, as the Company estimated that the Replacement Debentures will be converted by June 30, 2017 The amount was recorded as a discount to debt and will be amortized over the life of the debentures. At June 30, 2016, the Company amortized $5,698 to interest expense.

At June 30, 2016, the Company revalued the embedded derivative liability of the Replacement Debentures at $544,287 using the Black-Scholes-Merton option pricing model. which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions (i) dividend yield of 0%; (ii) expected volatility of 150.5%; (iii) risk free rate of ..001%, (iv) stock price of $.015, (v) per share conversion price of $0.013, and (vi) expected term of .25 years, as the Company estimates that these notes will be converted or assigned in total to Old Main by September 30, 2016.

NOTE 9 – RELATED PARTY TRANSACTIONS

Since January 1, 2015, we have engaged in the following reportable transactions with our directors, executive officers, holders of more than 5% of our voting securities, and affiliates or immediately family members of our directors, executive officers and holders of more than 5% of our voting securities.

Certain Relationships

Please see the transactions with CANX, LLC and Logic Works in Note 5, TCA Global Credit Master Fund LP and Chicago Venture Partners, L.P. discussed in Note 7, 8 10 and 13.

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

NOTE 10– EQUITY

Authorized Capital Stock
The Company has authorized 3,010,000,000 shares of capital stock, of which 3,000,000,000 are shares of voting common stock, par value $0.0001 per share, and 10,000,000 are shares of preferred stock, par value $0.0001 per share.
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
The purpose of authorizing the Company’s board of directors to issue non-voting preferred stock and determine the Company’s rights and preferences is to eliminate delays associated with a stockholder vote on specific issuances. The issuance of non-voting preferred stock, while providing flexibility in connection with possible acquisitions, future financings and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or could discourage a third party from seeking to acquire, a majority of our outstanding voting stock. Other than the Series B and C Preferred Stock discussed below, there are no shares of non-voting preferred stock presently outstanding and we have no present plans to issue any shares of preferred stock.
Series B Preferred Stock Designation

In connection with the Amended and Restated Securities Purchase Agreement, the Board of Directors, on October 21, 2015, approved the authorization of a Series B Preferred Stock as provided in our Certificate of Incorporation, as amended.

The Series B Preferred Stock has authorized 150,000 shares with a stated value equal to $10.00 per share. Dividends payable to other classes of stock are restricted until repayment of the aggregate value of Series B Preferred Stock. Upon the Company’s liquidation or dissolution, Series B Preferred Stock has no priority or preference with respect to distributions of any assets by the Company. The Series B Preferred Stock is convertible into common stock by dividing the stated value of the shares being converted by 100% of the average of the five lowest closing bid prices for the common stock during the ten consecutive trading days immediately preceding the conversion date as quoted by Bloomberg, LP.

TCA was issued 150,000 shares of Series B Preferred Stock. However, in no event will Purchaser be entitled to hold in excess of 4.99% of the outstanding shares of common stock of the Company.

In connection with the First Amendment to Amended and Restated Securities Purchase Agreement, TCA is surrendering the Series B Preferred Stock.

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

During the six months ended June 30, 2016, the Company had had the following sales of unregistered of equity securities to accredited investors unless otherwise indicated:

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

In consideration for advisory services provided by TCA to the Company, the Company issued 15,000,000 shares of Common Stock during the year ending December 31, 2015. As the common stock was conditionally redeemable, the Company recorded the common stock as mezzanine equity in the accompanying consolidated balance sheet as of December 31, 2015. As of June 30, 2016, the shares are no longer conditionally redeemable and were recorded as issued and outstanding common stock.

The Company issued $2 million in common stock or 115,141,048 shares of our common stock on April 6, 2016 pursuant to the settlement of the Consolidated Class Action and Derivative Action lawsuits alleging violations of federal securities laws that were filed against the Company in United States District Court, Central District of California. The Company accrued $2,000,000 as loss on class action lawsuits and contingent liabilities during the year ending December 31, 2015.

On April 15, 2016, the Company issued 1,000,000 shares of its common stock to an entity affiliated with Marco Hegyi, our Chief Executive Officer, pursuant to a conversion of debt for $20,000. The shares were valued at the fair market price of $0.02 per share.

On May 25, 2016, the Company issued 2,500,000 shares of its common stock to Michael E. Fasci, a Board Director, pursuant to a service award for $50,000. The shares were valued at the fair market price of $0.02 per share.

During June 2016, Old Main Capital LLC converted principal of $75,000 into 11,538,462 shares of our common stock at a per share conversion price of $0.007.

Warrants

The Company did not issue any warrants during the six months ended June 30, 2016.

A summary of the warrants issued as of June 30, 2016 is as follows:

	June 30, 2016
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	565,000,000	$0.032
Issued	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at end of period	565,000,000	$0.032
Exercisable at end of period	565,000,000

A summary of the status of the warrants outstanding as of June 30, 2016 is presented below:

	June 30, 2016
Number of Warrants	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price
540,000,000	2.81	$0.033	540,000,000	$0.033
25,000,000	2.94	0.010	25,000,000	0.010

565,000,000	2.80	$0.032	565,000,000	$0.032

Warrants totaling 565,000,000 shares of common stock have an intrinsic value of $125,000 as of June 30, 2016.

NOTE 11 – STOCK OPTIONS

Description of Stock Option Plan

In fiscal year 2011, the Company authorized a Stock Incentive Plan whereby a maximum of 18,870,184 shares of the Company’s common stock could be granted in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, and Other Stock-Based Awards. On April 18, 2013, the Company’s Board of Directors voted to increase to 35,000,000 the maximum allowable shares of the Company’s common stock allocated to the 2011 Stock Incentive Plan. The Company has outstanding unexercised stock option grants totaling 24,010,000 shares as of June 30, 2016. All grants are non-qualified as the plan was not approved by the shareholders within one year of its adoption.

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

Stock Option Activity

During the six months ended June 30, 2016, the Company had the following stock option activity:

An entity controlled by Mr. Scott had a two million share stock option that was previously issued vest on April 18, 2016 upon the Company securing a market maker with an approved 15c2-11 resulting in the Company’s relisting on OTCBB.

Mr. Belmont resigned January 13, 2016 and an option to purchase five million shares of the Company’s common stock under the Company’s 2011 Stock Incentive Plan expired on April 13, 2016.

An employee forfeited a stock grant for 10,000 shares of the Company’s common stock during the six months ended June 30, 2016.

As of June 30, 2016, there are 24,010,000 options to purchase common stock at an average exercise price of $0.023 per share outstanding under the 2011 Stock Incentive Plan. The Company recorded $65,640 and $101,058 of compensation expense, net of related tax effects, relative to stock options for the three months ended June 30, 2016 and 2015, respectively, in accordance with ASC 505. Net loss per share (basic and diluted) associated with this expense was approximately ($0.00). As of June 30, 2016, there is $153,605 of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately 3.33 years.

Stock option activity for the three months ended June 30, 2016 and the years ended December 31, 2015 and 2014 is as follows:

	Weighted Average
	Options	Exercise Price	$
Granted	49,720,000	$0.075	$3,706,000
Exercised	(5,126,187)	(0.133)	(682,922)
Forfeitures	(44,725,000)	(0.092)	(4,132,751)
Outstanding as of December 31, 2014	40,720,000	0.058	2,356,000
Granted	-	-	(960,000)
Exercised	-	-	-
Forfeitures	(11,700,000)	(0.050)	(585,000)
Outstanding as of December 31, 2015	29,020,000	0.028	811,000
Granted	-	-	-
Exercised	-	-	-
Forfeitures	(5,010,000)	-	(250,500)
Outstanding as of June 30, 2016	24,010,000	$0.023	$560,500

The following table summarizes information about stock options outstanding and exercisable at June 30, 2016:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining Life	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Exerciseable	Exerciseable	Exerciseable
$0.05	8,010,000	4.00	$0.050	5,515,000	$0.050
0.01	16,000,000	3.27	0.010	11,222,222	0.010
	24,010,000	3.33	$0.023	16,737,222	$0.038

Stock option grants totaling 16,000,000 shares of common stock have an intrinsic value of $80,000 as of June 30, 2016.

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

Sales and Payroll Tax Liabilities

As of June 30, 2016, the Company owes approximately $109,000 in sales tax and $11,000 in other taxes.

Potential Convertible Note Defaults

Several of the Company’s convertible promissory notes remain outstanding beyond their respective maturity dates. This may trigger an event of default under the respective agreements. The Company is working with these noteholders to convert their notes into common stock and intends to resolve these outstanding issues as soon as practicable.

Other Legal Proceedings

The Company is in default on our Portland, Maine, Boulder, Colorado, Plaistow, New Hampshire and Vail, Colorado store leases for non-payment of lease payments and we are negotiating with the landlords. The Company is currently subject to legal actions with various vendors and a former officer.

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

On May 31, 2016, the Company rented space at 5400 Carillon Point, Kirkland, Washington 98033 for $1,539 per month for its corporate office. The Company’s agreement expires May 31, 2017 and can be extended.

The aggregate future minimum lease payments under operating leases, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended June 30,	Total
2017	$103,952
2018	34,675
2019	11,614
2020	0
2021	-
Beyond	-
Total	$150,241

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

Per the terms of the Scott Agreement, Mr. Scott’s compensation is $150,000 on an annual basis for the first year of the Scott Agreement. Mr. Scott is also entitled to receive an annual bonus equal to two percent of the Company’s EBITDA for that year. The Company’s Board of Directors granted Mr. Scott an option to purchase sixteen million shares of the Company’s Common Stock under the Company’s 2011 Stock Incentive Plan at an exercise price of $0.07 per share, the fair market price on July 31, 2014. On December 18, 2015, the Company reduced the exercise price to $0.01 per share. The shares vest (i) two million shares vest immediately upon securing a market maker with an approved 15c2-11 resulting in the Company’s relisting on OTCBB (earned as of February 18, 2016); (ii) two million shares vest immediately upon the successful approval and effectiveness of the Company’s S-1 (not earned as of June 30, 2016); (iii) two million shares vest immediately upon the Company’s resolution of the class action lawsuits (earned as of August 17, 2015); and (iv) ten million shares will vest on a monthly basis over a period of three years beginning on the July 1, 2014.

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

On May 30, 2014, the Company announced the resignation of Robert Hunt effective May 23, 2014 as Executive Vice President of GrowLife, Inc., President of GrowLife Hydroponics. On June 3, 2014, the Board of Directors accepted the resignation of Robert Hunt effective June 2, 2014 as a Director of the Company. On October 17, 2014, the Company entered into a Settlement Agreement and Release with Mr. Robert Hunt, whereby the Parties cancelled the Executive Services Agreement ("ESA") dated June 7, 2013 and his stock option grant for 12,000,000 shares. The Company agreed to issue 6,000,000 shares of common stock under certain conditions that have not been met (issuance not considered triggered by the Company as of June 30, 2016). While the conditions had not been met, the Company issued 6,000,000 shares of common stock on July 13, 2016 where were valued at $0.010 per share.

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

Subsequent to June 30, 2016, the following material transactions occurred:

Equity Issuances

During the period subsequent to June 2016, Old Main Capital LLC converted principal and interest of $356,800 into 60,921,416 shares of our common stock at a per share conversion price of $0.0059.

The Company issued 6,000,000 shares of common stock on July 13, 2016 to Robert Hunt where were valued at $0.010 per share.

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

Employment and Consulting Agreements Defaults

The Company owes Marco Hegyi approximately $38,771 as of June 30, 2016 in payroll and expenses and is in default under the Employment Agreement with Mr. Hegyi.

The Company owes Mark Scott approximately $50,009 as of June 30, 2016 in payroll and expenses and is in default under the Consulting Agreement with Mr. Scott.

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

THE COMPANY AND OUR BUSINESS

GrowLife, Inc. (“GrowLife” or the “Company”) is incorporated under the laws of the State of Delaware and is headquartered in Kirkland, Washington. We were founded in 2012 with the Closing of the Agreement and Plan of Merger with SGT Merger Corporation.

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

We are focusing on future success. In that regard, we believe that the hydroponics supply industry is going to experience significant growth and, as a result, operating in this industry has become highly competitive, cash intensive and customer centric.  However, we have plans to address these challenges.

First, the opportunity to sell both infrastructure equipment and recurring supplies to the indoor cultivation industry is constantly increasing as demand for indoor cultivation grows across the United States. We believe the demand will continue to grow and more and more states enact rules and regulations allowing for more indoor cultivation activities.   We plan to continue with our multi-faceted distribution strategy, which we believe serves customers in the following manner: Direct sales to large commercial customers, retail in some markets for local convenience, and e-commerce via GrowLifeEco.com to fulfill orders across the nation from customers of all sizes.

Third, our customers come in different stages from caregiver cultivators to 80,000 square foot commercial operations.  With the use of e-commerce, we endeavor to reach as many customers as possible in areas where we do not have stores or a direct sales presence.  Last quarter GrowLife built GrowLifeEco.com, our new e-commerce website, that is optimized for mobile devices.  Our next step is to put web marketing in place to increase awareness, traffic and conversions.

Also, we recognize demand is increasing from small, aspiring cultivators across the country seeking to learn and use a complete indoor growing solution.  To address this demand, we packaged GrowLife Cube, a multi-tier annual subscription service, for cultivators to get hands-on experience with indoor growing.  Although many still buy the components separately, we are working on developing videos and supplier tools to attract them to this one-stop shop subscription program.

Until recently we have not had adequate capital to be competitive on these three fronts.   We believe we are close to closing on financing that will provide us with additional working capital to rebuild on all three sides.

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

Employees

As of June 30, 2016, we had one full-time employee and one consultant at our Seattle, Washington office. Marco Hegyi, our President, is based in Seattle, Washington. Mark E. Scott, our consulting CFO, is based out of in Seattle, Washington. In addition, we have 7 employees located throughout the United States who operate our e-commerce, direct sales and retail businesses. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We believe that we have a good relationship with our employees.

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

(dollars in thousands)

	Three Months Ended June 30,
	2016	2015	$ Variance	% Variance
Net revenue	$262	$1,099	$(837)	-76.2%
Cost of goods sold	381	984	(603)	61.3%
Gross profit	(119)	115	(234)	-203.5%
General and administrative expenses	541	698	(157)	22.5%
Operating loss	(660)	(583)	(77)	-13.2%
Other income (expense):
Change in fair value of derivative	2,090	1,457	633	43.4%
Interest expense, net	(72)	(177)	105	59.3%
Other income	279	-	279	100.0%
Loss on class action lawsuit settlements	-	(2,081)	2,081	100.0%
Total other income (expense)	2,297	(801)	3,098	386.8%
Profit (loss) before income taxes	1,637	(1,384)	3,021	218.3%
Income taxes - current benefit	-	-	-	0.0%
Net profit (loss)	$1,637	$(1,384)	$3,021	218.3%

THREE MONTHS ENDED JUNE 30, 2016 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2015

Revenue

Net revenue for the three months ended June 30, 2016 decreased $837,000 to $262,000 as compared to $1,099,000 for the three months ended June 30, 2015. The decrease was due to (i) lower revenue from the retail stores acquired by GrowLife Hydroponics’ acquisition of Rocky Mountain Hydroponics and Evergreen Garden Center on June 7, 2013; (ii) closure of the unprofitable Peabody, Massachusetts, Woodland Hills, California and Plaistow, New Hampshire stores; and (iii) lack of liquidity. During the three months ended June 30, 2016, we transitioned funding from TCA funding to Chicago Ventures. During the transition, we experienced difficulties in purchasing product and lost or canceled sales.

Cost of Goods Sold

Cost of sales for the three months ended June 30, 2016 decreased $603,000 to $381,000 as compared to $984,000 for the three months ended June 30, 2015. The decrease was due to (i) lower revenue from the retail stores acquired by GrowLife Hydroponics’ acquisition of Rocky Mountain Hydroponics and Evergreen Garden Center on June 7, 2013; (ii) closure of the unprofitable Peabody, Massachusetts, Woodland Hills, California and Plaistow, New Hampshire stores; and (iii) lack of liquidity. During the three months ended June 30, 2016, we transitioned funding from TCA funding to Chicago Ventures. During the transition, we experienced difficulties in purchasing product and ordered product at higher costs and lost or canceled sales.

Gross (loss) profit was ($119,000) for the three months ended June 30, 2016 as compared to $115,000 for the three months ended June 30, 2015. The gross (loss) margin was (45.6%) for the three months ended June 30, 2016 as compared to 10.5% for the three months ended June 30, 2015. During the three months ended June 30, 2016, we transitioned funding from TCA funding to Chicago Ventures. During the transition, we experienced difficulties in purchasing product and ordered product at higher costs and lost or canceled sales.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2016 decreased $157,000 to $541,000 as compared to $698,000 for the three months ended June 30, 2015. The decrease was due to (i) reduced insurance expense of $58,000; (ii) reduced wages of $28,000; and (v) reduced other general expenses of 71,000. As part of the general and administrative expenses for the three months ended June 30, 2016, we did not record any public relation, investor relation or business development expenses.

Non-cash general and administrative expenses for the three months ended June 30, 2016 was $112,000, with (i) depreciation and amortization of $29,000; (ii) stock based compensation of $33,000 related to stock option grants; (iii) common stock issued for services of $50,000.

Non-cash general and administrative expenses for the three months ended June 30, 2015 was $85,000, with (i) depreciation and amortization of $35,000; and (ii) stock based compensation of $50,000 related to stock option grants.

Other Income/ Expense

Other income for the three months ended June 30, 2016 was $2,297,000 as compared to other expense of $801,000 for the three months ended June 30, 2015. The other expense for the three months ended June 30, 2016 included change in derivative liability of $2,090,000 and other income of $279,000, offset by interest expense of $72,000. The change in derivative liability is the non-cash change in the fair value and relates to our derivative instruments. The non-cash interest related to the amortization of the debt discount associated with our convertible notes, accrued interest expense related to our notes payable.

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

Net Profit (Loss)

Net profit for the three months ended June 30, 2016 was $1,637,000 as compared to a net loss of $1,384,000 for the three months ended June 30, 2015 for the reasons discussed above.

Net profit for the three months ended June 30, 2016 included non-cash income of $2,312,000, including (i) depreciation and amortization of $29,000; (ii) stock based compensation of $33,000; (iii) common stock issued for services of $50,000; (iv) interest expense of $110,000; and (v) change in derivative liability of $2,090,000.

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

(dollars in thousands)

	Six Months Ended June 30,
	2016	2015	$ Variance	% Variance
Net revenue	$729	$2,597	$(1,868)	-71.9%
Cost of goods sold	714	2,088	(1,374)	65.8%
Gross profit	15	509	(494)	-97.1%
General and administrative expenses	913	1,483	(570)	38.4%
Operating loss	(898)	(974)	76	7.8%
Other income (expense):
Change in fair value of derivative	(378)	49	(427)	-871.4%
Interest expense, net	(238)	(362)	124	34.3%
Other income	249	-	249	100.0%
Loss on class action lawsuit settlements	-	(2,081)	2,081	100.0%
Total other (expense)	(367)	(2,394)	2,027	84.7%
(Loss) before income taxes	(1,265)	(3,368)	2,103	62.4%
Income taxes - current benefit	-	-	-	0.0%
Net (loss)	$(1,265)	$(3,368)	$2,103	62.4%

SIX MONTHS ENDED JUNE 30, 2016 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2015

Revenue

Net revenue for the six months ended June 30, 2016 decreased $1,868,000 to $729,000 as compared to $2,597,000 for the six months ended June 30, 2015. The decrease was due to (i) lower revenue from the retail stores acquired by GrowLife Hydroponics’ acquisition of Rocky Mountain Hydroponics and Evergreen Garden Center on June 7, 2013; (ii) closure of the unprofitable Peabody, Massachusetts, Woodland Hills, California and Plaistow, New Hampshire stores; and (iii) lack of liquidity. During the six months ended June 30, 2016, we transitioned funding from TCA funding to Chicago Ventures. During the transition, we experienced difficulties in purchasing product and lost or canceled sales.

Cost of Goods Sold

Cost of sales for the six months ended June 30, 2016 decreased $1,374,000 to $714,000 as compared to $2,088,000 for the six months ended June 30, 2015. The decrease was due to (i) lower revenue from the retail stores acquired by GrowLife Hydroponics’ acquisition of Rocky Mountain Hydroponics and Evergreen Garden Center on June 7, 2013; (ii) closure of the unprofitable Peabody, Massachusetts, Woodland Hills, California and Plaistow, New Hampshire stores; and (iii) lack of liquidity. During the six months ended June 30, 2016, we transitioned funding from TCA funding to Chicago Ventures. During the transition, we experienced difficulties in purchasing product and ordered product at higher costs and lost or canceled sales.

Gross profit was $15,000 for the six months ended June 30, 2016 as compared to $509,000 for the six months ended June 30, 2015. The gross margin was 2.1% for the six months ended June 30, 2016 as compared to 19.6% for the six months ended June 30, 2015. During the six months ended June 30, 2016, we transitioned funding from TCA funding to Chicago Ventures. During the transition, we experienced difficulties in purchasing product and ordered product at higher costs and lost or canceled sales.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2016 decreased $570,000 to $913,000 as compared to $1,483,000 for the six months ended June 30, 2015. The decrease was due to (i) reduced legal expense of $42,000; (ii) reduced wages of $243,000; (iii) reduced insurance expense of $99,000; (iv) reduced consulting expenses of $64,000; and (v) reduced other general expenses of $122,000. As part of the general and administrative expenses for the six months ended June 30, 2016, we did not record any public relation, investor relation or business development expenses.

Non-cash general and administrative expenses for the six months ended June 30, 2016 was $189,000, with (i) depreciation and amortization of $29,000; (ii) stock based compensation of $33,000 related to stock option grants; (iii) common stock issued for services of $50,000.

Non-cash general and administrative expenses for the six months ended June 30, 2015 was $166,000, with (i) depreciation and amortization of $65,000; and (ii) stock based compensation of $101,000 related to stock option grants.

Other Income/ Expense

Other expense for the six months ended June 30, 2016 was $367,000 as compared to other expense of $2,394,000 for the six months ended June 30, 2015. The other expense for the six months ended June 30, 2016 included change in derivative liability of $378,000, interest expense of $238,000, offset by other income of $249,000. The change in derivative liability is the non-cash change in the fair value and relates to our derivative instruments. The non-cash interest related to the amortization of the debt discount associated with our convertible notes, accrued interest expense related to our notes payable.

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

Net (Loss)

Net loss for the six months ended June 30, 2016 was $1,265,000 as compared to a net loss of $3,368,000 for the six months ended June 30, 2015 for the reasons discussed above.

Net loss for the six months ended June 30, 2016 included non-cash expense of $443,000, including (i) depreciation and amortization of $58,000; (ii) stock based compensation of $66,000 related to stock option grants; (iii) common stock issued for services of $65,000; (iv) change in derivative liability of $378,000; and offset by (v) interest expense of $124,000.

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

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $21,000 and a net working capital deficit of approximately $4,483,000 (excluding the derivative liability- warrants of $1,755,000 as of June 30, 2016.  We expect losses to continue as we grow our business. Our cash used in operations for the year ended December 31, 2015 and 2014 was $1,376,000 and $2,123,000, respectively.

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

Entry into Securities Purchase Agreement with Chicago Venture Partners, L.P.

As of April 4, 2016, we entered into a Securities Purchase Agreement and Convertible Promissory Note (the “Chicago Venture Note”) with Chicago Venture, whereby we agreed to sell, and Chicago Venture agreed to purchase an unsecured convertible promissory note in the original principal amount of $2,755,000. In connection with the transaction, we received $350,000 in cash as well as a series of twelve Secured Investor Notes for a total Purchase Price of $2,500,000. The Note carries an Original Issue Discount (“OID”) of $250,000 and we agreed to pay $5,000 to cover Purchaser’s legal fees, accounting costs and other transaction expenses.

The Secured Investor Notes are payable (i) $50,000 upon filing of a Registration Statement on Form S-1; (ii) $100,000 upon effectiveness of the Registration Statement; and (iii) up to $200,000 per month over the 10 months following effectiveness at our sole discretion, subject to certain conditions. We agreed to file the Registration Statement within forty-five (45) days of the Closing and agreed to register shares of our common stock for the benefit of Chicago Venture in exchange for the payments under the Secured Investor Notes.

Chicago Venture has the option to convert the Note at 65% of the average of the three (3) lowest volume weighted average prices in the twenty (20) Trading Days immediately preceding the applicable conversion (the “Conversion Price”). However, in no event will the Conversion Price be less than $0.02 or greater than $0.09. In addition, beginning on the date that is the earlier of six (6) months or five (5) days after the Registration Statement becomes effective, and on the same day of each month thereafter, the Company will re-pay the Note in monthly installments in cash, or, subject to certain Equity Conditions, in our common stock at 65% of the average of the three (3) lowest volume weighted average prices in the twenty (20) Trading Days immediately preceding the applicable conversion (the “Installment Conversion Price”).

As discussed above, once effective, we have the discretion to require Chicago Venture to sell to us up to $200,000 per month over the next 10 months on the above terms. We would then have the option to issue shares registered under this Registration Statement to Chicago Venture. Through this prospectus, the selling stockholder may offer to the public for resale shares of our common stock that we may issue to Chicago Venture pursuant to the Chicago Venture Note.

For a period of no more than 36 months from the effective date of the Registration Statement, we may, from time to time, at our sole discretion, and subject to certain conditions that we must satisfy, draw down funds under the Chicago Venture Note.

Our ability to require Chicago Venture to fund the Chicago Venture Note is at our discretion, subject to certain limitations. Chicago Venture is obligated to fund if each of the following conditions are met; (i) the average and median daily dollar volumes of our common stock for the twenty (20) and sixty (60) trading days immediately preceding the funding date are greater than $100,000; (ii) our market capitalization on the funding date is greater than $17,000,000; (iii) we are not in default with respect to share delivery obligations under the note as of the funding date; and (iv) we are current in its reporting obligations. Chicago Ventures’ obligations under the equity line are not transferable.

The issuance of our common stock under the Chicago Venture Note will have no effect on the rights or privileges of existing holders of common stock except that the economic and voting interests of each stockholder will be diluted as a result of any such issuance. Although the number of shares of common stock that stockholders presently own will not decrease, these shares will represent a smaller percentage of our total shares that will be outstanding after any issuances of shares of common stock to Chicago Venture. If we draw down amounts under the Chicago Venture Note when our share price is decreasing, we will need to issue more shares to repay the same amount than if our stock price was higher. Such issuances will have a dilutive effect and may further decrease our stock price.

There is no guarantee that we will be able to meet the foregoing conditions or any other conditions under the Securities Purchase Agreement and/or Chicago Venture Note or that we will be able to draw down any portion of the amounts available under the Securities Purchase Agreement and/or Chicago Venture Note. However, we do believe there is a strong likelihood, as long as we can meet the various conditions to funding, that we will receive the full amount of funding under the equity line of credit. Given our financial challenges and the competitive nature of our business, we also believe we will need the full amount of funding under the equity line of credit in order to fully realize our business plans.

A portion of the funds received from Chicago Venture will be used to pay off TCA Global Credit Master Fund, LP (“TCA”), a previous equity financing partner and a portion will be invested in our business. Specifically, we anticipate that approximately $1,400,000 is expected to be used to pay TCA and the remaining funds, if any, will be used for general business purposes such as marketing, product development, expansion and administrative costs. We are not aware of any relationship between TCA and Chicago Venture. We have had no previous transactions with Chicago Venture or any of Chicago Ventures’ affiliates. We cannot predict whether the Chicago Venture transaction will have either a positive or negative impact on our stock price. However, in addition to the fact that each Chicago Venture conversion, when and if it occurs, has a dilutive effect on our stock, that should Chicago Venture convert large portions of the debt into registered shares and then sells those shares on the market, that our stock price could be depressed.

Funding from TCA Global Credit Master Fund, LP (“TCA”).

The First TCA SPA. On July 9, 2015, we closed a Securities Purchase Agreement and related agreements with TCA Global Credit Master Fund LP (“TCA”), an accredited investor, whereby we agreed to sell and TCA agreed to purchase up to $3,000,000 of senior secured convertible, redeemable debentures, of which $700,000 was purchased on July 9, 2015 and up to $2,300,000 may be purchased in additional closings. The closing of the transaction (the “First TCA SPA”) occurred on July 9, 2015. Effective as of May 4, 2016, the Company and TCA entered into a First Amendment to the First TCA SPA whereby the parties agreed to amend the terms of the First TCA SPA in exchange for TCA’s forbearance of existing defaults by the Company.

The Second TCA SPA. On August 6, 2015, we closed a second Securities Purchase Agreement and related agreements with TCA whereby we agreed to sell and TCA agreed to purchase a $100,000 senior secured convertible redeemable debenture and we agreed to issue and sell to TCA, from time to time, and TCA agreed to purchase from us up to $3,000,000 of the Company’s common stock pursuant to a committed equity facility. The closing of the transaction (the “Second TCA SPA”) occurred on August 6, 2015. On April 11, 2016, we agreed with TCA to mutually terminate the Second TCA SPA.

Amendment to the First TCA SPA. On October 27, 2015, we entered into an Amended and Restated Securities Purchase Agreement and related agreements with TCA whereby we agreed to sell, and TCA agreed to purchase $350,000 of senior secured convertible, redeemable debentures. This was an amendment to the First TCA SPA (the “Amendment to the First TCA SPA”.) As of October 27, 2015, we sold $1,050,000 in Debentures to TCA and up to $1,950,000 in Debentures remain for sale by us. The closing of the Amendment to the First TCA SPA occurred on October 27, 2015. In addition, TCA has advanced us an additional $100,000 for a total of $1,150.000.

Issuance of Preferred Stock to TCA. Also, on October 21, 2015 we issued 150,000 Series B Preferred Stock at a stated value equal to $10.00 per share to TCA. The Series B Preferred Stock is convertible into common stock by dividing the stated value of the shares being converted by 100% of the average of the five (5) lowest closing bid prices for the common stock during the ten (10) consecutive trading days immediately preceding the conversion date as quoted by Bloomberg, LP. On October 21, 2015, we also issued 51 shares of Series C Preferred Stock at $0.0001 par value per share to TCA. The Series C Preferred Stock is not convertible into our common stock. In the event of a default under the Amended and Restated TCA Transaction Documents, TCA can exercise voting control over our common stock with their Series C Preferred Stock voting rights.

TCA’s Forbearance. Due to our default on its repayment obligations under the TCA SPA’s and related documents, the parties agreed to restructure the SPA’s whereby TCA agreed to forbear from enforcement of our defaults and to restructure a payment schedule for repayment of debt under the SPAs. We defaulted because our operating results were not as expected and we were unable to generate sufficient revenue through its business operations to serve the TCA debt. Specifically, the First Amendment to Amended and Restated Securities Purchase Agreement made the following material modifications to the existing SPA’s:

●
All unpaid debentures were modified as described in more detail below.
●
Payments on the debentures shall be made by (i) debt purchase agreement(s) to be entered into by TCA, (ii) through proceeds raised from the transaction(s) with Chicago Venture; or (iii) by the Company directly.
●
The due date of the debentures was extended to April 28, 2018.
●
TCA agreed that it shall not enforce and shall forbear from pursuing enforcement of any existing defaults by us unless and until a future Company default occurs.
In furtherance of TCA’s forbearance, effective as of May 4, 2016, we issued Second Replacement Debenture A in the principal amount of $150,000 and Second Replacement Debenture B in the principal amount of $2,681,209.82 (collectively, the “Second Replacement Debentures”).

Per the First Amendment to Amended and Restated Securities Purchase Agreement, the Second Replacement Debentures were combined, and apportioned into two separate replacement debentures. The Second Replacement Debentures were intended to act in substitution for and to supersede the debentures in their entirety. It was the intent of the Company and TCA that while the Second Replacement Debentures replace and supersede the debentures, in their entirety, they were not in payment or satisfaction of the debentures, but rather were the substitute of one evidence of debt for another without any intent to extinguish the old debt. The maximum number of shares subject to conversion under the Second Replacement Debentures is 383,028,714. This is an approximation. The estimation of the maximum number of shares issuable upon the conversion of the Second Replacement Debentures was calculated using an estimated average price of $.013 per share.

The Second Replacement Debentures contemplate TCA entering into debt purchase agreement(s) with third parties whereby TCA may, at its election, sever, split, divide or apportion the Second Replacement Debentures to accomplish the repayment of the balance owed to TCA by Company. The Second Replacement Debentures are convertible at 85% of the lowest daily volume weighted average price (“VWAP”) of our common stock during the five (5) business days immediately prior to a conversion date.

In connection with the above agreements, the parties acknowledged and agreed that certain advisory fees previously paid to TCA as provided in the SPAs in the amount of $1,500,000 have been added and included within the principal balance of the Second Replacement Debentures. The advisory fees related too financial, merger and acquisition and regulatory services provided to us. The conversion price discount on the Second Replacement Debentures will not apply to the advisory fees added to the Second Replacement Debentures. TCA also agreed to surrender its Series B Preferred Stock in exchange for the $1,500,000 being added to the Second Replacement Debenture.

As more particularly described below, we remain in debt to TCA for the principal amount of $1,500,000. The remaining $1,400,000 of principal debt was assigned to Old Main Capital, LLC (see discussion immediately below.) We intend to use the funds generated from the Chicago Venture transaction to fuel its business operations and business plans which, in turn, will presumably generate revenues sufficient to avoid another default in the remaining TCA obligations. If we are unable to raise sufficient funds through the Chicago Venture transaction and/or generate sales sufficient to service the remaining TCA debt then we will be unable to avoid another default. Failure to operate in accordance with the various agreements with TCA could result in the cancellation of these agreements, result in foreclosure on our assets in an event of default which would have a material adverse effect on our business, results of operations or financial condition.

TCA Assignment of Debt to Old Main Capital, LLC

On June 9, 2016, we closed a Debt Purchase Agreement and related agreements (the “Old Main Transaction Documents”) with TCA and Old Main Capital, LLC (“Old Main”) whereby TCA agreed to sell and Old Main agreed to purchase in multiple tranches $1,400,000 in senior secured convertible, redeemable debentures (the “Assigned Debt”) (the “Old Main Transaction”). The Assigned Debt was our debt incurred in the TCA financing transactions that closed in 2015. We were required to execute the Old Main Transaction Documents as we are the “borrower” on the Assigned Debt.

Debt Purchase Agreement. As set forth above, we entered into the Debt Purchase Agreement on June 9, 2015 with TCA and Old Main whereby Old Main agreed to purchase, in tranches, $1,400,000 of debt previously held by TCA. We executed the Debt Purchase Agreement as it was the “borrower” under the Assigned Debt and was required to make certain representations and warranties regarding the Assigned Debt. The Assigned Debt is represented by a new “10% Senior Convertible Promissory Note” entered into by and between Old Main and the Company (more particularly described below.)

Exchange Agreement. In conjunction with the Debt Purchase Agreement, on June 9, 2016, we entered into an Exchange Agreement whereby we agreed to exchange, in tranches, the Assigned Debt, as well as any amendments thereto, with a 10% Senior Convertible Promissory Note (the “Note”) having a principal balance of $1,400,000. The closing dates for the exchanges, scheduled to occur in tranches, are set forth in Schedule 1 attached to the Exchange Agreement.

10% Senior Convertible Promissory Note. Pursuant to the Exchange Agreement, we entered into a 10% Senior Convertible Promissory Note dated June 9, 2016 with Old Main whereby the Company agreed to be indebted to Old Main for the Assigned Debt. We promised to pay Old Main, by no later than the maturity date of June 9, 2017 the outstanding principal of the Assigned Debt together with interest on the outstanding principal amount under the Note, at the rate of ten percent (10%) per annum simple interest.

At any time after June 9, 2016, and while the Note is still outstanding and at the sole option of Old Main, Old Main may convert all or any portion of the outstanding principal, accrued and unpaid interest redemption premium and any other sums due and payable hereunder or under any of the other Transaction Documents into shares of our Common Stock at a price equal to the lower of: (i) sixty-five percent (65%) of the lowest traded price of the Company’s Common Stock during the thirty (30) trading days prior to the Conversion Date; or (ii) sixty-five percent (65%) of the lowest traded price of the Common Stock in the thirty (30) Trading Days prior to the Closing Date.

Option Agreement. In connection with the Old Main Transaction Documents, TCA and Old Main entered into an Option Agreement dated June 8, 2016 whereby TCA agreed to grant Old Main an option to purchase the Assigned Debt, or any portion thereof, under the terms and conditions of the Debt Purchase Agreement. In consideration, Old Main agreed to pay the Option Payment as more particularly described in the Option Agreement.

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2016 was $618,000. This amount was primarily related to a net loss of $1,265,000, an increase in inventory of $84,000 an increase in accounts payable and accrued expenses of $126,000 and non-cash expenses of $443,000 including (i) depreciation and amortization of $58,000; (ii) stock based compensation of $66,000 related to stock option grants; (iii) common stock issued for services of $66,000; and (iv) change in derivative liability of $378,000, offset by interest of $124,000.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2016 was $578.000. The amount related to funding provided by Chicago Ventures.

Our contractual cash obligations as of June 30, 2016 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$150,241	$103,952	$46,289	$-	$-
Note payable	4,593,056	4,593,056	-	-	-
Capital expenditures	50,000	50,000	-	-	-
	$4,793,297	$4,747,008	$46,289	$-	$-

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

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of June 30, 2016 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

b) Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2016, there were no changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

Sales and Payroll Tax Liabilities

As of June 30, 2016, we owe approximately $109,000 in sales tax and $11,000 in other taxes.

Potential Convertible Note Defaults

Several of our convertible promissory notes remain outstanding beyond their respective maturity dates. This may trigger an event of default under the respective agreements. We are working with these noteholders to convert their notes into common stock and intends to resolve these outstanding issues as soon as practicable.

Other Legal Proceedings

We are in default on our Portland, Maine, Boulder, Colorado, Plaistow, New Hampshire and Vail, Colorado store leases for non-payment of lease payments and we are negotiating with the landlords. We are currently subject to legal actions with various vendors and a former officer.

It is possible that additional lawsuits may be filed and served on the Company.

Risks Related to Our Business

Suspension of trading of the Company’s securities.

On April 10, 2014, we received notice from the SEC that trading of our common stock on the OTCBB was to be suspended from April 10, 2014 through April 24, 2014. The SEC issued its order pursuant to Section 12(k) of the Securities Exchange Act of 1934. According to the notice received by us from the SEC: “It appears to the Securities and Exchange Commission that the public interest and the protection of investors require a suspension of trading in the securities of GrowLife, Inc. because of concerns regarding the accuracy and adequacy of information in the marketplace and potentially manipulative transactions in GrowLife’s common stock.” To date, we have not received notice from the SEC that it is being formally investigated.

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

We have experienced net losses since inception. As of June 30, 2016, we had an accumulated deficit of $118.0 million. There can be no assurance that we will achieve or maintain profitability.

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

CANX and Logic Works

As of June 30, 2016, CANX and Logic Works in the aggregate hold shares representing approximately 41.7% of our common stock on a fully-converted basis and could be considered a control group for purposes of SEC rules. However, their agreements limit their ownership to 4.99% individually and each of the parties disclaims its status as a control group or a beneficial owner due to the fact that their beneficial ownership is limited to 4.99% per their agreements. Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days after the date of determination. If these persons were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our officers, directors, management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire.

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

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of June 30, 2016, there were approximately 1.129.2 billion shares of our common stock issued and outstanding.  In addition, as of June 30, 2016, there are also (i) stock option grants outstanding for the purchase of 24.0 million common shares at a $0.023 average strike price; (ii) warrants for the purchase of 565.0 million common shares at a $0.032 average exercise price; (iii) 167.8 million shares related to convertible debt that can be converted at 0.007 per share; (iv) 6.0 million shares that may be issued to a former executive related to a severance agreement; In addition, we have an unknown number of common shares to be issued under the TCA and Chicago Ventures financing agreements because the number of shares ultimately issued to TCA depends on the price at which TCA converts its debt to shares. The lower the conversion price, the more shares that will be issued to TCA or Chicago Ventures upon the conversion of debt to shares. We won’t know the exact number of shares of stock issued to TCA or Chicago Ventures until the debt is actually converted to equity. If all stock option grant, warrant and contingent shares are issued, approximately 1.891 billion of our currently authorized 3 billion shares of common stock will be issued and outstanding.  For purposes of estimating the number of shares issuable upon the exercise/conversion of all stock options, warrants and contingent shares, we assumed the number of shares and average share prices detailed above.

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

Our 6% Senior Secured Convertible Notes Payable, our 7% Convertible Notes Payable and our 6% Convertible Secured Convertible Note and Secured Credit Facility dated June 25, 2014 with Logic Works may require an adjustment in the current conversion price of $0.007 per share if we issue common stock, warrants or equity below the price that is reflected in the convertible notes payable. The conversion price of the convertible notes will have an impact on the market price of our common stock. Specifically, if under the terms of the convertible notes the conversion price goes down, then the market price, and ultimately the trading price, of our common stock will go down. If under the terms of the convertible notes the conversion price goes up, then the market price, and ultimately the trading price, of our common stock will likely go up. In other words, as the conversion price goes down, so does the market price of our stock. As the conversion price goes up, so presumably does the market price of our stock. The more the conversion price goes down, the more shares are issued upon conversion of the debt which ultimately means the more stock that might flood into the market, potentially causing a further depression of our stock.

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

If we were too wind-up or dissolve the Company and liquidate and distribute our assets, our shareholders would share ratably in our assets only after we satisfy any amounts we owe to our creditors.  If our liquidation or dissolution were attributable to our inability to profitably operate our business, then it is likely that we would have material liabilities at the time of liquidation or dissolution.  Accordingly, we cannot give you any assurance that sufficient assets will remain available after the payment of our creditors to enable you to receive any liquidation distribution with respect to any shares you may hold.

Risks Associated with Securities Purchase Agreement with Chicago Venture

The Securities Purchase Agreement with Chicago Venture will terminate if we file protection from its creditors, a Registration Statement on Form S-1 is not effective, and our market capitalization or the trading volume of our common stock does not reach certain levels. If terminated, we will be unable to draw down all or substantially all of our $2,500,000 Chicago Venture Note.

Our ability to require Chicago Venture to fund the Chicago Venture Note is at our discretion, subject to certain limitations. Chicago Venture is obligated to fund if each of the following conditions are met; (i) the average and median daily dollar volumes of our common stock for the twenty (20) and sixty (60) trading days immediately preceding the funding date are greater than $100,000; (ii) our market capitalization on the funding date is greater than $17,000,000; (iii) we are not in default with respect to share delivery obligations under the note as of the funding date; and (iv) we are current in its reporting obligations.

There is no guarantee that we will be able to meet the foregoing conditions or any other conditions under the Securities Purchase Agreement and/or Chicago Venture Note or that we will be able to draw down any portion of the amounts available under the Securities Purchase Agreement and/or Chicago Venture Note.

If we not able to draw down all $2,500,000 available under the Securities Purchase Agreement or if the Securities Purchase Agreement is terminated, we may be forced to curtail the scope of our operations or alter our business plan if other financing is not available to us.

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

During the three months ended June 30, 2016, we had the following sales of unregistered of equity securities to accredited investors unless otherwise indicated:

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

On April 15, 2016, we issued 1,000,000 shares of its common stock to an entity affiliated with Marco Hegyi, our Chief Executive Officer, pursuant to a conversion of debt for $20,000. The shares were valued at the fair market price of $0.02 per share.

On May 25, 2016, we issued 2,500,000 shares of its common stock to Michael E. Fasci, a Board Director, pursuant to a service award for $50,000. The shares were valued at the fair market price of $0.02 per share.

During June 2016, Old Main Capital LLC converted principal of $75,000 into 11,538,462 shares of our common stock at a per share conversion price of $0.007.

ITEM 5. OTHER INFORMATION

This item is not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are attached hereto unless otherwise indicated as being incorporated by reference, as follows:

(a)	Exhibits

Exhibit No.	Description
10.1
Securities Purchase Agreement, dated April 5, 2016, entered into by and among GrowLife, Inc., and Chicago Venture Partners, LP Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on April 11, 2016, and hereby incorporated by reference.

10.2
Convertible Promissory Note, dated April 5, 2016, entered into by and between GrowLife, Inc. and Chicago Venture Partners, LP. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on April 11, 2016, and hereby incorporated by reference.

10.3
Form of Secured Investor Note, dated April 5, 2016, entered into by and between GrowLife, Inc. and Chicago Venture Partners, LP. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on April 11, 2016, and hereby incorporated by reference.

10.4
Waiver Agreement, dated April 11, 2016, by and between GrowLife, Inc. and TCA Global Credit Master Fund, LP. Filed as an exhibit to the Company’s Form S-1 and filed with the SEC on July 8, 2016, and hereby incorporated by reference.

10.5
First Amendment to Securities Purchase Agreement, effective as of May 4, 2016, entered into by and among GrowLife, Inc., its subsidiaries, and TCA Global Credit Master Fund LP. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on May 9, 2016, and hereby incorporated by reference.

10.6
Second Replacement Debenture A, dated May 4, 2016, entered into by and between GrowLife, Inc. and TCA Global Credit Master Fund, LP. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on May 9, 2016, and hereby incorporated by reference.

10.7
Second Replacement Debenture B, dated May 4, 2016, entered into by and between GrowLife, Inc. and TCA Global Credit Master Fund, LP. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on May 9, 2016, and hereby incorporated by reference.

10.8
Debt Purchase Agreement, dated June 9, 2016, entered into by and between TCA Global Credit Master Fund, LP, Old Main Capital, LLC and GrowLife, Inc. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on June 16, 2016, and hereby incorporated by reference.

10.9
Exchange Agreement, dated June 9, 2016, entered into by and among Old Main Capital, LLC and GrowLife, Inc. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on June 16, 2016, and hereby incorporated by reference.

10.10
10% Senior Convertible Promissory Note, dated June 9, 2016, entered into by and among Old Main Capital, LLC and GrowLife, Inc. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on June 16, 2016, and hereby incorporated by reference.

10.11
Option Agreement, dated June 8, 2016, entered into by and among TCA Global Credit Master Fund, LP and Old Main Capital, LLC. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on June 16, 2016, and hereby incorporated by reference.

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

GROWLIFE, INC.

(Registrant)

Date: August 12, 2016	By:	/s/ Marco Hegyi
Marco Hegyi
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: August 12, 2016	By:	/s/ Mark Scott
Mark Scott
Consulting Chief Financial Officer
(Principal Financial and Accounting Officer)