Form 10-Q
period 2016-09-30
GROWLIFE, INC.
filed 2016-11-14
CIK 1161582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 14, 2016 there were 1,554,495,957 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

ITEM 1.	FINANCIAL STATEMENTS

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
ASSETS		(Audited)

CURRENT ASSETS:
Cash and cash equivalents	$77,229	$60,362
Inventory, net	477,052	398,439
Deposits	16,754	16,754
Total current assets	571,035	475,555

EQUIPMENT, NET	3,562	10,327

OTHER ASSETS
Intangible assets, net	163,693	243,604
Goodwill	739,000	739,000

TOTAL ASSETS	$1,477,290	$1,468,486

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade	$1,576,736	$1,272,572
Accounts payable - related parties	50,461	71,920
Accrued expenses	123,900	121,765
Accrued expenses - related parties	53,529	53,287
Derivative liability	880,369	1,377,175
Current portion of convertible notes payable	3,051,245	2,287,868
Deferred revenue	10,000	25,000
Total current liabilities	5,746,240	5,209,587

LONG TERM LIABILITIES:
Convertible notes payable	-	-

COMMITMENTS AND CONTINGENCIES	-	2,000,000

MEZZANINE EQUITY:
Contingently redeemable common stock-
0 and 15,000,000 shares issued and outstanding at 9/30/2016 and 12/31/2015, respectively	-	300,000

STOCKHOLDERS' DEFICIT
Preferred stock - $0.0001 par value, 10,000,000 shares authorized, no shares
issued and outstanding	-	-
Series B Convertible Preferred stock - $0.0001 par value, 150,000 shares authorized, 0 and
150,000 shares issued and outstanding at 9/30/16 and 12/31/15, respectively	-	15
Series C Convertible Preferred stock - $0.0001 par value, 51 shares authorized,
51 shares issued and outstanding at 9/30/2016 and 12/31/2015, respectively	-	-
Common stock - $0.0001 par value, 3,000,000,000 shares authorized, 1,311, 966,477
and 891,116,496 shares issued and outstanding at 9/30/2016 and 12/31/2015, respectively	131,185	89,098
Additional paid in capital	114,054,265	110,585,434
Accumulated deficit	(118,454,400)	(116,715,648)
Total stockholders' deficit	(4,268,950)	(6,041,101)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,477,290	$1,468,486

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended,		Nine Months Ended,
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

NET REVENUE	$199,760	$525,481	$929,108	$3,122,747
COST OF GOODS SOLD	179,252	604,388	893,069	2,692,578
GROSS PROFIT	20,508	(78,907)	36,039	430,169
GENERAL AND ADMINISTRATIVE EXPENSES	437,170	698,723	1,351,111	2,182,051
OPERATING LOSS	(416,662)	(777,630)	(1,315,072)	(1,751,882)

OTHER INCOME (EXPENSE):
Change in fair value of derivative	874,985	1,746,985	496,806	1,795,879
Interest expense, net	(375,815)	(599,058)	(614,045)	(952,060)
Other (expense) income, primarily related to TCA funding	(92,025)	(468,468)	158,032	(477,018)
Loss on debt conversions	(464,473)	-	(464,473)	-
Loss on class action lawsuit settlements	-	-	-	(2,081,250)
Total other (expense)	(57,328)	679,459	(423,680)	(1,714,449)

(LOSS) BEFORE INCOME TAXES	(473,990)	(98,171)	(1,738,752)	(3,466,331)

Income taxes - current benefit	-	-	-	-

NET (LOSS)	$(473,990)	$(98,171)	$(1,738,752)	$(3,466,331)

Basic and diluted (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares of common stock outstanding- basic and diluted	1,195,368,355	899,290,409	1,082,494,008	886,492,788

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended,
	September 30, 2016	September 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,738,752)	$(3,466,331)
Adjustments to reconcile net loss to net cash (used in)
operating activities
Depreciation and amortization	6,765	11,212
Amortization of intangible assets	79,911	79,911
Stock based compensation	98,173	138,532
Preferred shares issued for services	-	300,000
Common stock issued for services	125,000	-
Amortization of debt discount	(99,081)	546,691
Change in fair value of derivative liability	(496,806)	(1,594,624)
Accrued interest on convertible notes payable	323,489	206,855
Loss on class action settlements	-	2,000,000
Loss on debt conversions	464,473	-
Excess and obsolete inventory	-	20,215
Write-off of patent expenses	-	3,600
Changes in operating assets and liabilities:
Inventory	78,613	427,441
Prepaid expenses	-	41,791
Deposits	-	16,830
Accounts payable	282,705	391,494
Accrued expenses	2,377	(75,385)
Deferred revenue	(15,000)	(58,779)
CASH (USED IN) OPERATING ACTIVITIES	(888,133)	(1,010,547)

CASH FLOWS FROM INVESTING ACTIVITIES:
	-	-
	-	-
NET CASH PROVIDED BY INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash provided from Convertible Promissory Note with Chicago Venture Partners, L.P.	905,000	-
Proceeds from the issuance of convertible debt	-	786,878
	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	905,000	786,878

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,867	(223,669)

CASH AND CASH EQUIVALENTS, beginning of period	60,362	286,238

CASH AND CASH EQUIVALENTS, end of period	$77,229	$62,569

Supplemental disclosures of cash flow information:
Interest paid	$-	$10,500
Taxes paid	$-	$-

Non-cash investing and financing activities:
Shares issued for convertible note and interest conversion	$2,423,729	$-
Shares issued for debt conversion	$64,000	$171,000
Shares issued for class action settlements	$2,000,000	$-
Shares issued for mezzanine equity	$300,000	$-
Series B Convertible Preferred Stock converted into convertible notes payable	$(1,500,000)	$-
Series B Convertible Preferred Stock converted into convertible notes payable debt discount	$315,669	$-

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

The Company primarily sells through its wholly owned subsidiary, GrowLife Hydroponics, Inc. GrowLife companies distribute and sell over 15,000 products through its e-commerce distribution channel, GrowLifeEco.com, and through our regional retail storefronts. GrowLife and its business units are organized and directed to operate strictly in accordance with all applicable state and federal laws.
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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $1,738,752, $5,688,845 and $86,626,099 for the nine months ended September 30, 2016 and years ended December 31, 2015 and 2014, respectively. Our net cash used in operating activities was $888,133, $1,375,891 and $2,122,577 for the nine months ended September 30, 2016 and the years ended December 31, 2015 and 2014, respectively.

The Company anticipates that it will record losses from operations for the foreseeable future. As of September 30, 2016, our accumulated deficit was $118,454,400.  The Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements during this period primarily through the recurring issuance of convertible notes payable and advances from a related party. The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2015 and filed with the SEC on April 14, 2016 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

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

Inventories - Inventories are recorded on a first in first out basis. Inventory consists of raw materials, purchased finished goods and components held for resale. Inventory is valued at the lower of cost or market. The reserve for inventory was $20,000 as of September 30, 2016 and December 31, 2015, respectively.
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

Sales Returns - We allow customers to return defective products when they meet certain established criteria as outlined in our sales terms and conditions. It is our practice to regularly review and revise, when deemed necessary, our estimates of sales returns, which are based primarily on actual historical return rates. We record estimated sales returns as reductions to sales, cost of goods sold, and accounts receivable and an increase to inventory. Returned products which are recorded as inventory are valued based upon the amount we expect to realize upon its subsequent disposition. As of September 30, 2016 and December 31, 2015, there was no reserve for sales returns, which are minimal based upon our historical experience.

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

Net (Loss) Per Share - Under the provisions of ASC 260, “Earnings per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The common stock equivalents have not been included as they are anti-dilutive. As of September 30, 2016, there are also (i) stock option grants outstanding for the purchase of 24,010,000 common shares at a $0.023 average strike price; (ii) warrants for the purchase of 565 million common shares at a $0.032 average exercise price; and (iii) 286,989,167 shares related to convertible debt that can be converted at 0.0036 per share. In addition, we have an unknown number of common shares to be issued under the TCA Global Credit Master Fund LP and Chicago Venture Partners, L.P. financing agreements. As of September 30, 2015, there are also (i) stock option grants outstanding for the purchase of 40.6 million common shares at a $0.058 average strike price; (ii) warrants for the purchase of 565.0 million common shares at a $0.035 average exercise price; (iii) 235.6 million shares related to convertible debt that can be converted at 0.007 per share; and (iv) 6.0 million shares that may be issued to a former executive related to a severance agreement. We expect to issue $2 million in common stock or approximately 115.1 million shares related to the settlement of the Consolidated Class Action and Derivative Action lawsuits alleging violations of federal securities laws that were filed against the Company in United States District Court, Central District of California. The shares were issued on April 6, 2016. In addition, we had an unknown number of common shares to be issued under the TCA financing agreements.

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

OGI was incorporated on January 7, 2014 in the State of Nevada and had no business activities as of September 30, 2016.

NOTE 5 – INVENTORY

Inventory as of September 30, 2016 and December 31, 2015 consists of the following:

	September 30, 2016	December 31, 2015
	(Unaudited)	(Audited)

Finished goods	$497,052	$418,439
Inventory reserve	(20,000)	(20,000)
Total	$477,052	$398,439

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

NOTE 6– INTANGIBLE ASSETS

Intangible assets as of September 30, 2016 consisted of the following:

	Estimated		Accumulated
Intangible Assets:	Useful Lives	Cost	Amortization	Net Book Value
RMH/EGC acquisition- customer contracts	5 years	$366,000	$(244,000)	$122,000
Greners acquisition- customer contracts	5 years	230,000	(188,307)	41,693
Phototron acquisition- customer contracts	5 years	215,000	(215,000)	-
Soja, Inc. (Urban Garden Supply) acquisition- customer contracts	5 years	60,000	(60,000)	-
Total intangible assets		$871,000	$(707,307)	$163,693

Total amortization expense was $79,911 for the nine months ended September 30, 2016 and 2015.

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

NOTE 7 – CONVERTIBLE NOTES PAYABLE, NET

Convertible notes payable as of September 30, 2016 consisted of the following:

				Balance
		Accrued	Debt	As of
	Principal	Interest	Discount	September 30, 2016
6% Secured convertible note (2014)	$350,000	$46,405	$-	$396,405
7% Convertible note ($850,000)	250,000	149,014	-	399,014
7% Convertible note ($1,000,000)	18,573	149,324	-	167,897
Replacement debenture with TCA ($2,830,210)	2,189,691	8,759	(863,432)	1,335,018
10% OID Convertible Promissory Note with Chicago Venture Partners, L.P.	905,000	30,916	(183,005)	752,911
	$3,713,264	$384,418	$(1,046,437)	$3,051,245

Convertible notes payable as of December 31, 2015 consisted of the following:

				Balance
		Accrued	Debt	As of
	Principal	Interest	Discount	December 31, 2015
6% Senior secured convertible notes (2012)	$413,680	$172,494	$-	$586,174
6% Secured convertible note (2014)	350,000	30,641	(83,924)	296,717
7% Convertible note ($850,000)	250,000	104,137	-	354,137
7% Convertible note ($1,000,000)	250,000	134,469	-	384,469
18% Senior secured redeemable convertible debenture ($1,150,000)	1,150,000	68,510	(552,139)	666,371
	$2,413,680	$510,251	$(636,063)	$2,287,868

Several of the Company’s convertible promissory notes remain outstanding beyond their respective maturity dates. This may trigger an event of default under the respective agreements. The Company is working with these noteholders to convert their notes into common stock and intends to resolve these outstanding issues as soon as practicable. As a result, the Company accrued interest on these notes at the default rates. Furthermore, as a result of being in default on these notes, the Holders could, at their sole discretion, call these notes. Although no such action has been taken by the Holders, the Company classified these notes as a current liability as of September 30, 2016 and December 31, 2015.

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

During the nine months ended September 30, 2016, the Company recorded interest expense of $105,016 related to these 6% convertible notes. Two investors converted principal and interest of $413,680 and $67,418, respectively, into shares of the Company’s common stock at a per share conversion price of $0.007. As of September 30, 2016, the outstanding principal and interest on these 6% convertible notes was $0.

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

During the nine months September 30, 2016, the Company recorded interest expense of $15,764 and $83,924 of non-cash interest expense related to the amortization of the debt discount associated with this 6% convertible note, respectively. As of September 30, 2016, the Company has borrowed $350,000 under the Secured Convertible Note and Secured Credit Facility, accrued interest was $46,405 and the unamortized debt discount was $0, which results in a net amount of $396,405.
7% Convertible Notes Payable

On October 11, 2013, the Company issued 7% Convertible Notes in the aggregate amount of $850,000 to investors, including $250,000 to Forglen LLC. The Note was due September 30, 2015. All other Notes were converted in 2014. On July 14, 2014, the Board of Directors approved a Settlement Agreement and Waiver of Default dated June 19, 2014 with Forglen related to the 7% Convertible Note. The Company cancelled the April 9, 2014 conversion as a result of the SEC suspension in the trading of the Company’s securities and Forglen has $250,000 of principal and interest outstanding on its note payable as of December 31, 2015 and September 30, 2016. The current annual rate of interest is 24% per annum. The conversion price was $0.007per share. The Company determined that the conversion feature was a beneficial conversion feature.

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

During the nine months ended September 30, 2016, the Company recorded interest expense of $59,732 related to these 7% convertible notes. Logic Works converted principal of $231,427 into shares of the Company’s common stock at a per share conversion price of $0.007. As of September 30, 2016, the outstanding principal on these 7% convertible notes was $18,573, accrued interest was $149,324, and unamortized debt discount was $0, which results in a net amount of $167,897.

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

Per the First Amendment to Amended and Restated Securities Purchase Agreement, the Second Replacement Debentures were combined, and apportioned into two separate replacement debentures. The Second Replacement Debentures were intended to act in substitution for and to supersede the debentures in their entirety. It was the intent of the Company and TCA that while the Second Replacement Debentures replace and supersede the debentures, in their entirety, they were not in payment or satisfaction of the debentures, but rather were the substitute of one evidence of debt for another without any intent to extinguish the old debt. As of September 30, 2016, the maximum number of shares subject to conversion under the Second Replacement Debentures is19,401,389. This is an approximation. The estimation of the maximum number of shares issuable upon the conversion of the Second Replacement Debentures was calculated using an estimated average price of $.0036 per share.

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

In connection with the above agreements, the parties acknowledged and agreed that certain advisory fees previously paid to TCA as provided in the SPAs in the amount of $1,500.000 have been added and included within the principal balance of the Second Replacement Debentures. The advisory fees related too financial, merger and acquisition and regulatory services provided to the Company. The conversion price discount on the Second Replacement Debentures will not apply to the advisory fees added to the Second Replacement Debentures. TCA also agreed to surrender its Series B Preferred Stock in exchange for the $1,500,000 being added to the Second Replacement Debenture.

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

As of September 30, 2016, the Company is indebted to TCA under the First and Second Replacement Debentures in the amount of $2,189,691, accrued interest was $8,759 and the unamortized debt discount was $863,432, which results in a net amount of $1,335,018.

As discussed below, during the nine months ended September 30, 2016, Old Main Capital LLC converted principal and accrued interest of $713,000 into 132,285,079 shares of our common stock at a per share conversion price of $0.0054.

As discussed below during the nine months ended September 30, 2016, Chicago Venture Partners, L.P. converted principal and accrued interest of $128,000 into 22,371,716 shares of our common stock at a per share conversion price of $0.0057.

The Company has recorded a loss on these transactions in the amount of $464,473.

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

On August 24, 2016, TCA terminated its Debt Purchase Agreement and related agreements with Old Main. The specific termination date is September 25, 2016, and Old Main had a right to purchase an additional $300,000 in debt from TCA.

As discussed below, during the nine months ended September 30, 2016, Old Main converted principal and accrued interest of $713,000 into 132,285,079 shares of our common stock at a per share conversion price of $0.0054.

Funding from Chicago Venture Partners, L.P. (“Chicago Venture”)

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

The Company’s ability to require Chicago Venture to fund the Chicago Venture Note is at its discretion, subject to certain limitations. Chicago Venture is obligated to fund if each of the following conditions are met; (i) the average and median daily dollar volumes of the Company’s common stock for the twenty (20) and sixty (60) trading days immediately preceding the funding date are greater than $100,000; (ii) the Company’s market capitalization on the funding date is greater than $17,000,000; (iii) the Company is not in default with respect to share delivery obligations under the note as of the funding date; and (iv) the Company is current in its reporting obligations. Chicago Venture’ obligations under the equity line are not transferable.

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

There is no guarantee that the Company will be able to meet the foregoing conditions or any other conditions under the Securities Purchase Agreement and/or Chicago Venture Note or that the Company will be able to draw down any portion of the amounts available under the Securities Purchase Agreement and/or Chicago Venture Note. However, the Company does believe there is a strong likelihood, as long as we can meet the various conditions to funding, that the Company will receive the full amount of funding under the equity line of credit. Given the Company’s financial challenges and the competitive nature of our business, the Company also believes it will need the full amount of funding under the equity line of credit in order to fully realize the business plans.

A portion of the funds received from Chicago Venture will be used to pay off TCA, a previous equity financing partner and a portion will be invested in our business. Specifically, the Company anticipates that approximately $1,400,000 is expected to be used to pay TCA and the remaining funds, if any, will be used for general business purposes such as marketing, product development, expansion and administrative costs. The Company is not aware of any relationship between TCA and Chicago Venture. The Company has had no previous transactions with Chicago Venture or any of Chicago Venture’s affiliates. The Company cannot predict whether the Chicago Venture transaction will have either a positive or negative impact on our stock price. However, in addition to the fact that each Chicago Venture conversion, when and if it occurs, has a dilutive effect on the Company’s stock price, that should Chicago Venture convert large portions of the debt into registered shares and then sells those shares on the market, that the Company’s stock price could be depressed.

As of September 30, 2016, the outstanding balance due to Chicago Venture is $905,000, accrued interest was $30,916, net of the OID of $183,005, which results in a net amount of $752,911. The OID has been recorded as a discount to debt and will be amortized over the life of the loan.

As discussed below during the nine months ended September 30, 2016, Chicago Venture converted principal and accrued interest of $128,000 into 22,371,716 shares of our common stock at a per share conversion price of $0.0057.

Debt Purchase Agreement and First Amendment to Debt Purchase Agreement and Note Assignment Agreement On August 24, 2016, the Company closed a Debt Purchase Agreement and a First Amendment to Debt Purchase Agreement and related agreements with Chicago Venture and TCA.

On August 24, 2016, TCA closed an Assignment of Note Agreement and related agreements with Chicago Venture. The referenced agreements relate to the assignment of Company debt, in the form of debentures, by TCA to Chicago Venture. The Company was a party to the agreements between TCA and Chicago Venture because the Company is the “borrower” under the TCA held debentures.

Exchange Agreement, Convertible Promissory Note and related Agreements with Chicago Venture On August 17, 2016, the Company closed an Exchange Agreement and a Convertible Promissory Note and related agreements with Chicago Venture whereby the Company agreed to the assignment of debentures representing debt between the Company, on the one hand, and with TCA, on the other hand. Specifically, the Company agreed that TCA could assign a portion of the Company’s debt held by TCA to Chicago Venture.

According to the Exchange Agreement, the debt is to be assigned in tranches, with the first tranche of debt assigned from TCA to Chicago Venture being $128,000 which is represented by an Initial Exchange Note as defined in the Exchange Agreement.

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

Derivative liability as of September 30, 2016 is as follows:

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	September 30, 2016
Liabilities:
Derivative Instruments	$-	$880,369	$-	$880,369
Total	$-	$880,369	$-	$880,369

For the nine months ended September 30, 2016, the Company recorded non-cash income of $496,806 related to the “change in fair value of derivative” expense related to its 6%, 7% and 18% convertible notes.

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

7% Convertible Notes

As of December 31, 2015, the Company had outstanding 7% convertible notes for $500,000 that the Company determined had an embedded derivative liability due to the “reset” clause associated with the note’s conversion price. The Company valued the derivative liability of these notes at $105,515 using the Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions (i) dividend yield of 0%; (ii) expected volatility of 133.2%; (iii) risk free rate of .001%, (iv) stock price of $.005, (v) per share conversion price of $0.007, and (vi) expected term of .25 years, as the Company estimated that these notes will be converted by March 31, 2016.

As of September 30, 2016, the Company had outstanding 7% convertible notes with a remaining balance of $268,573 that the Company determined had an embedded derivative liability due to the “reset” clause associated with the note’s conversion price. The Company valued the derivative liability of these notes at $472,426 using the Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions (i) dividend yield of 0%; (ii) expected volatility of 145.8%; (iii) risk free rate of .002%, (iv) stock price of $.0057, (v) per share conversion price of $0.0036, and (vi) expected term of .25 years, as the Company estimates that these notes will be converted by December 31, 2016.

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

As of September 30, 2016, the Company had outstanding unsecured 6% convertible notes for $350,000 that the Company determined had an embedded derivative liability due to the “reset” clause associated with the note’s conversion price. The Company valued the derivative liability of these notes at $330,338 using the Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions (i) dividend yield of 0%; (ii) expected volatility of 145.8%; (iii) risk free rate of .002%, (iv) stock price of $.0057, (v) per share conversion price of $0.0036, and (vi) expected term of .25 years, as the Company estimates that these notes will be converted by December 31, 2016.

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

Per the First Amendment to Amended and Restated Securities Purchase Agreement, the Second Replacement Debentures were combined, and apportioned into two separate replacement debentures. The Second Replacement Debentures were intended to act in substitution for and to supersede the debentures in their entirety. It was the intent of the Company and TCA that while the Second Replacement Debentures replace and supersede the debentures, in their entirety, they were not in payment or satisfaction of the debentures, but rather were the substitute of one evidence of debt for another without any intent to extinguish the old debt. As of September 30, 2016, the maximum number of shares subject to conversion under the Second Replacement Debentures is 19,401,389. This is an approximation. The estimation of the maximum number of shares issuable upon the conversion of the Second Replacement Debentures was calculated using an estimated average price of $.0036 per share.

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

In connection with the above agreements, the parties acknowledged and agreed that certain advisory fees previously paid to TCA as provided in the SPAs in the amount of $1,.500,.000 have been added and included within the principal balance of the Second Replacement Debentures. The advisory fees related too financial, merger and acquisition and regulatory services provided to the Company. The conversion price discount on the Second Replacement Debentures will not apply to the advisory fees added to the Second Replacement Debentures. TCA also agreed to surrender its Series B Preferred Stock in exchange for the $1,500,000 being added to the Second Replacement Debenture.

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

At the inception of the Replacement Debentures, the embedded derivative liability was remeasured at fair value and the Company recorded a net gain of $420,822, using the Black-Scholes-Merton option pricing model which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions (i) dividend yield of 0%; (ii) expected volatility of 150.0%; (iii) risk free rate of 0.001%, (iv) stock price of $0.015, (v) per share conversion price of $0.013, and (vi) expected term of 1.0 year.

At inception, the Company valued the conversion feature of the Replacement Debentures as a derivative liability in the amount of $979,716 using the Black-Scholes-Merton option pricing model. which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions (i) dividend yield of 0%; (ii) expected volatility of 150.0%; (iii) risk free rate of .52%, (iv) stock price of $.015, (v) per share conversion price of $0.013, and (vi) expected term of 1.0 years, as the Company estimated that the Replacement Debentures will be converted by September 30, 2017. The amount was recorded as a discount to debt and will be amortized over the life of the debentures. As of June 30, 2016, the Company amortized $5,698 to interest expense.

As of September 30, 2016, the Company revalued the embedded derivative liability of the Replacement Debentures at $77,608 using the Black-Scholes-Merton option pricing model. which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions (i) dividend yield of 0%; (ii) expected volatility of 150.5%; (iii) risk free rate of .002%, (iv) stock price of $.0057 (v) per share conversion price of $0.0036, and (vi) expected term of 1.0 year, as the Company estimates that these notes will be converted or assigned in total to Chicago Venture by September 30, 2017.

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

Transactions with Michael Fasci

On January 27, 2016, the Company issued 1,500,000 shares of its common stock to Michael Fasci, a member of the Board of Directors, for director services. The shares were valued at the fair market price of $0.01 per share.

On May 25, 2016, the Company issued 2,500,000 shares of its common stock to Michael Fasci, a member of the Board of Directors, for director services. The shares were valued at the fair market price of $0.02 per share.

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

During the nine months ended September 30, 2016, the Company had had the following sales of unregistered of equity securities to accredited investors unless otherwise indicated:

On January 4, 2016, the Company issued 3,000,000 shares of its common stock to an entity affiliated with Mark E. Scott, our Chief Financial Officer, pursuant to a conversion of debt for $30,000. The shares were valued at the fair market price of $0.01 per share.

On January 16, 2016, the Company issued 1,400,000 shares of its common stock to an unaccredited former consultant pursuant a conversion of debt for $14,000. The shares were valued at the fair market price of $0.01 per share.

On January 27, 2016, the Company issued 1,500,000 shares of its common stock to Michael E. Fasci, a Board Director, pursuant to a service award for $15,000. The shares were valued at the fair market price of $0.01 per share.

In consideration for advisory services provided by TCA to the Company, the Company issued 15,000,000 shares of Common Stock during the year ending December 31, 2015. As the common stock was conditionally redeemable, the Company recorded the common stock as mezzanine equity in the accompanying consolidated balance sheet as of December 31, 2015. As of September 30, 2016, the shares are no longer conditionally redeemable and were recorded as issued and outstanding common stock.

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

On July 13, 2016, the Company issued 6,000,000 shares of common stock pursuant to Settlement Agreement and Release with Mr. Robert Hunt, a former executive While the conditions had not been met, the Company issued 6,000,000 shares of common stock on July 13, 2016 which were valued at $0.010 per share.

During the nine months ended September 30, 2016, Holders of the Company’s Convertible Notes Payables, converted principal and accrued interest of $844,565 into 120,652,138 shares of the Company’s common stock at a per share conversion price of $0.007.

During the nine months ended September 30, 2016, Old Main converted principal and accrued interest of $713,000 into 132,285,079 shares of our common stock at a per share conversion price of $0.0054.

During the nine months ended September 30, 2016, Chicago Venture converted principal and accrued interest of $128,000 into 22,371,716 shares of our common stock at a per share conversion price of $0.0057.

Warrants

The Company did not issue any warrants during the nine months ended September 30, 2016.

A summary of the warrants issued as of September 30, 2016 is as follows:

	September 30, 2016
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	565,000,000	$0.032
Issued	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at end of period	565,000,000	$0.032
Exerciseable at end of period	565,000,000

A summary of the status of the warrants outstanding as of September 30, 2016 is presented below:

	September 30, 2016
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life	Price	Exerciseable	Price
540,000,000	2.56	$0.033	540,000,000	$0.033
25,000,000	2.94	0.010	25,000,000	0.010

565,000,000	2.55	$0.032	565,000,000	$0.032

Warrants totaling 565,000,000 shares of common stock have no intrinsic value as of September 30, 2016.

NOTE 11 – STOCK OPTIONS

Description of Stock Option Plan

In fiscal year 2011, the Company authorized a Stock Incentive Plan whereby a maximum of 18,870,184 shares of the Company’s common stock could be granted in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, and Other Stock-Based Awards. On April 18, 2013, the Company’s Board of Directors voted to increase to 35,000,000 the maximum allowable shares of the Company’s common stock allocated to the 2011 Stock Incentive Plan. The Company has outstanding unexercised stock option grants totaling 24,010,000 shares as of September 30, 2016. All grants are non-qualified as the plan was not approved by the shareholders within one year of its adoption.

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

Stock Option Activity

During the nine months ended September 30, 2016, the Company had the following stock option activity:

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

An employee forfeited a stock grant for 10,000 shares of the Company’s common stock during the nine months ended September 30, 2016.

As of September 30 2016, there are 24,010,000 options to purchase common stock at an average exercise price of $0.023 per share outstanding under the 2011 Stock Incentive Plan. The Company recorded $98,173 and $138,532 of compensation expense, net of related tax effects, relative to stock options for the nine months ended September 30, 2016 and 2015, respectively, in accordance with ASC 505. Net loss per share (basic and diluted) associated with this expense was approximately ($0.00). As of September 30, 2016, there is $114,379 of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately 3.08 years.

Stock option activity for the nine months ended September 30, 2016 and the years ended December 31, 2015 and 2014 is as follows:

		Weighted Average
	Options	Exercise Price	$
Granted	49,720,000	$0.075	$3,706,000
Exercised	(5,126,187)	(0.133)	(682,922)
Forfeitures	(44,725,000)	(0.092)	(4,132,751)
Outstanding as of December 31, 2014	40,720,000	0.058	2,356,000
Granted	-	-	(960,000)
Exercised	-	-	-
Forfeitures	(11,700,000)	(0.050)	(585,000)
Outstanding as of December 31, 2015	29,020,000	0.028	811,000
Granted	-	-	-
Exercised	-	-	-
Forfeitures	(5,010,000)	-	(250,500)
Outstanding as of September 30, 2016	24,010,000	$0.023	$560,500

The following table summarizes information about stock options outstanding and exercisable as of September 30, 2016:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining Life	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Exerciseable	Exerciseable	Exerciseable
$0.05	8,010,000	4.00	$0.050	6,017,500	$0.050
0.01	16,000,000	3.02	0.010	12,055,556	0.010
	24,010,000	3.08	$0.023	18,073,056	$0.039

Stock option grants totaling 24,010,000 shares of common stock have no intrinsic value as of September 30, 2016.

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

Sales, Payroll and Other Tax Liabilities

As of September 30, 2016, the Company owes approximately $118,900 in sales tax and $59,892 in payroll and other taxes.

Potential Convertible Note Defaults

Several of the Company’s convertible promissory notes remain outstanding beyond their respective maturity dates. This may trigger an event of default under the respective agreements. The Company is working with these noteholders to convert their notes into common stock and intends to resolve these outstanding issues as soon as practicable.

Other Legal Proceedings

The Company is in default on its Portland, Maine store lease and the Company is negotiating with the landlord. The Company has been sued for non-payment of lease payments at closed stores in Boulder, Colorado and Plaistow, New Hampshire. The Company is currently subject to legal actions with various vendors and a former officer.

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

The aggregate future minimum lease payments under operating leases, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended September 30,	Total
2017	$97,635
2018	32,330
2019	0
2020	0
2021	-
Beyond	-
Total	$129,965

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

Per the terms of the Scott Agreement, Mr. Scott’s compensation is $150,000 on an annual basis for the first year of the Scott Agreement. Mr. Scott is also entitled to receive an annual bonus equal to two percent of the Company’s EBITDA for that year. The Company’s Board of Directors granted Mr. Scott an option to purchase sixteen million shares of the Company’s Common Stock under the Company’s 2011 Stock Incentive Plan at an exercise price of $0.07 per share, the fair market price on July 31, 2014. On December 18, 2015, the Company reduced the exercise price to $0.01 per share. The shares vest (i) two million shares vest immediately upon securing a market maker with an approved 15c2-11 resulting in the Company’s relisting on OTCBB (earned as of February 18, 2016); (ii) two million shares vest immediately upon the successful approval and effectiveness of the Company’s S-1 (not earned as of September 30, 2016); (iii) two million shares vest immediately upon the Company’s resolution of the class action lawsuits (earned as of August 17, 2015); and (iv) ten million shares will vest on a monthly basis over a period of three years beginning on the July 1, 2014.

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

On May 30, 2014, the Company announced the resignation of Robert Hunt effective May 23, 2014 as Executive Vice President of GrowLife, Inc., President of GrowLife Hydroponics. On June 3, 2014, the Board of Directors accepted the resignation of Robert Hunt effective June 2, 2014 as a Director of the Company. On October 17, 2014, the Company entered into a Settlement Agreement and Release with Mr. Robert Hunt, whereby the Parties cancelled the Executive Services Agreement ("ESA") dated June 7, 2013 and his stock option grant for 12,000,000 shares. The Company agreed to issue 6,000,000 shares of common stock under certain conditions that have not been met (issuance not considered triggered by the Company as of September 30, 2016). While the conditions had not been met, the Company issued 6,000,000 shares of common stock on July 13, 2016 where were valued at $0.010 per share.

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

The following material transactions occurred subsequent to September 30, 2016:

Equity Issuances

Old Main converted principal and interest of $40,150 into 12,365,872 shares of our common stock at a per share conversion price of $.0036.

Chicago Venture converted principal and interest of $681,668 into 145,676,481 shares of our common stock at a per share conversion price of $0.0047.

Logic Works converted principal and interest of $235,682 into 65,467,127 shares of our common stock at a per share conversion price of $0.036.

During October 2016, the Company issued 5,020,000 shares of our common stock to former directors and service providers at $0.01 per share. The price per share was based on the thirty day trailing average.

On October 12, 2016, the Company amended the exercise price of the stock option grants for Joseph Barnes to $0.010 per share.

On October 12, 2016, Marco Hegyi converted $40,000 in deferred compensation into 4,000,000 shares of the Company’s common stock at $0.01 per share.

On October 21, 2016, Mark Scott cancelled stock option grants totaling 12,000,000 shares of the Company’s common stock at $0.01 per share. Mr. Scott has an additional 2,000,000 share stock option grant which continues to vest monthly over 36 months and a 2,000,000 share stock option grant which vests upon the achievement of certain performance goals related to acquisitions.

Also on October 20, 2016, Mark Scott, converted $40,000 in deferred compensation into 4,000,000 shares of the Company’s common stock at $0.01 per share. The price per share was based on the thirty day trailing average.

In addition, on October 20, 2016, Mark Scott was granted 6,000,000 shares of the Company’s common stock at $0.01 per share. The price per share was based on the thirty day trailing average.

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

The Company is surrendering its qualification to do business in California due to the fact that the Company has moved its headquarters to Kirkland, Washington and will no longer required to register as a foreign entity in California.

Potential Convertible Note Defaults

Several of the Company’s convertible promissory notes remain outstanding beyond their respective maturity dates. This may trigger an event of default under the respective agreements. The Company is working with these noteholders to convert their notes into common stock and intends to resolve these outstanding issues as soon as practicable.

Employment Agreement

On October 21, 2016, the Company entered into an Employment Agreement with Marco Hegyi pursuant to which the Company engaged Mr. Hegyi as its Chief Executive Officer through October 20, 2018. Mr. Hegyi’s previous Employment Agreement was dated December 4, 2013 and which is set to expire on December 4, 2016.

Mr. Hegyi’s annual compensation is $250,000. Mr. Hegyi is also entitled to receive an annual bonus equal to four percent (4%) of the Company’s EBITDA for that year. The annual bonus shall be paid no later than 31 days following the end of each calendar year.

Mr. Hegyi received a Warrant to purchase up to 10,000,000 shares of common stock of the Company at an exercise price of $0.01 per share. In addition, Mr. Hegyi received Warrants to purchase up to 10,000,000 shares of common stock of the Company at an exercise price of $0.01 per share which vest on October 21, 2017 and 2018. The Warrants are exercisable for 5 years.

Mr. Hegyi will be entitled to participate in all group employment benefits that are offered by the Company to the Company’s senior executives and management employees from time to time, subject to the terms and conditions of such benefit plans, including any eligibility requirements. In addition, the Company will purchase and maintain during the Term an insurance policy on Mr. Hegyi’s life in the amount of $2,000,000 payable to Mr. Hegyi’s named heirs or estate as the beneficiary.

If the Company terminates Mr. Hegyi’s employment at any time prior to the expiration of the Term without Cause, as defined in the Employment Agreement, or if Mr. Hegyi terminates his employment at any time for “Good Reason” or due to a “Disability”, Mr. Hegyi will be entitled to receive (i) his Base Salary amount through the end of the Term; and (ii) his Annual Bonus amount for each year during the remainder of the Term.

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
Our goal of becoming the nation’s largest cultivation facility service provider for the production of organics, herbs and greens and plant-based medicines continues to guide our decisions. Our mission is to best serve more cultivators in the design, build-out, expansion and maintenance of their facilities with products of high quality, exceptional value and competitive price. Through knowledgeable representatives, regional centers and its e-commerce website, GrowLife provides essential and hard-to-find goods including growing media, industry-leading hydroponics equipment, organic plant nutrients, and thousands more products to specialty grow operations across the United States.
We primarily sell through our wholly owned subsidiary, GrowLife Hydroponics, Inc. GrowLife companies distribute and sell over 15,000 products through its e-commerce distribution channel, GrowLifeEco.com, and through our regional retail storefronts. GrowLife and its business units are organized and directed to operate strictly in accordance with all applicable state and federal laws.

We are focusing on future success. In that regard, we believe that the hydroponics supply industry will experience significant growth and, as a result, operating in this industry has become highly competitive, cash intensive and customer centric.  However, we have plans to address these challenges.
First, the opportunity to sell both infrastructure equipment and recurring supplies to the indoor cultivation industry is constantly increasing as demand for indoor cultivation grows across the United States. We believe the demand will continue to grow and more and more states and municipalities enact rules and regulations allowing for more indoor cultivation activities.   We plan to continue with our multi-faceted distribution strategy, which we believe serves customers in the following manner: Direct sales to large commercial customers, retail in some markets for local convenience, and e-commerce via GrowLifeEco.com to fulfill orders across the nation from customers of all sizes.
Second, serving what we see as an increasing number of cultivators has become cash intensive because of the need for large inventory levels at retail, extensive e-commerce online marketing, and supporting payment terms to large accounts.  We need to arrange for financing support to be competitive.  We have learned that retail success is about having the right products on hand, knowledgeable and experienced talent, accessible advisory services and superior turn-over ratios.  Currently, GrowLifeEco.com offers over 15,000 products, far beyond the 3,000 found in Greners.com, its former online store.
Third, our customers come in different stages from caregiver cultivators to 80,000 square foot commercial operations.  With the use of e-commerce, we endeavor to reach as many customers as possible in areas where we do not have stores or a direct sales presence.  Earlier this year GrowLife built GrowLifeEco.com, our new e-commerce website, that is optimized for mobile devices.  Our next step is to put web marketing in place to increase awareness, traffic and conversions.
Also, we recognize demand is increasing from small, aspiring cultivation consumers across the country seeking to learn and use a complete indoor growing solution.  To address this demand, we packaged GrowLife Cube, a development-stage annual subscription service, for consumers to get hands-on experience with indoor growing.  Although many still buy the components separately, we are working on developing videos and supplier tools to attract them to this one-stop shop subscription program.  Given the election results in California the GrowLife Cube subscription service will evolve with greater value and specialty services to be announced in the fourth quarter.
Resumed Trading of our Common Stock
On February 18, 2016, our common stock resumed unsolicited quotation on the OTC Bulletin Board after receiving clearance from the Financial Industry Regulatory Authority (“FINRA”) on our Form 15c2-11. We are currently taking the appropriate steps to uplist to the OTCQB Exchange and resume priced quotations with market makers as soon as it is able.
Market Size and Growth
Governing.com reports that due to the recent elections, 28 states plus Washington, DC have legalized cannabis for medical use and seven states plus Washington, DC have passed recreational use into law. California’s approved Prop. 64 Measure allows adults 21 and older to now to grow up to six plants in their homes. This creates a sizable consumer indoor cultivation market that was not available before. Governing.com’s map shows current state laws and recently approved ballot measures legalizing marijuana for medical or recreational purposes. Medical marijuana laws recently passing in Arkansas, Florida and North Dakota have yet to become effective. Laws permitting recreational use in Massachusetts and Nevada have also not yet been implemented after receiving voter approval. This Information is current as of November 9, 2016.

As the states across the country approve medicinal cannabis usage, with different THC and CBD compositions, and similar indoor growing supply companies. Therefore, as the cannabis market grows so does the revenue growth opportunity for us. Researchers from The ArcView Group, report the legal marijuana market totaled $5.4 billion in sales in 2015, and on pace to grow to $6.7 billion in 2016. ArcView also believes the legal marijuana industry could grow at a compound annual rate of 30% through 2020.
More important, GrowLife serves a new, yet sophisticated community of commercial and urban cultivators growing specialty crops including organics, greens and plant-based medicines. Unlike the traditional agricultural industry, these cultivators use innovative indoor growing techniques to produce specialty crops in highly controlled environments. This enables them to produce crops at higher yields without having to compromise quality - regardless of the season or weather and drought conditions.
Indoor growing is commonly used for plant-based medicines because they often require high-degree of regulation and controls including government compliance, security, and crop consistency. This makes indoor growing a preferred method. Cultivators of plant-based medicines often make a significant investment to design and build-out their facilities. They look to work with companies such as GrowLife who understand their specific needs, and can help mitigate risks that could jeopardize their crops.
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
First, we provide distribution through retail, e-commerce and direct sales to have national coverage and serve cultivators of all sizes. Each channel offers varying pricing for differing benefits. Retail sells at list price by offering inventory convenience, e-commerce provides the lowest price without requiring local inventory, and direct sales delivers the best bid price for high-volume purchasers. Additional points of service may be added through existing distribution locations and services. This may be done in several manners and programs that may incorporate cultivator-centric locations with other retailers.
Second, we serve the needs of all size cultivators and each one’s unique formulation, or ‘recipe’. We provide thousands of varieties of supplies from dozens of vendors and distributors. More importantly is our experience of knowing which products to recommend under each customer’s circumstance. Growing operations seeking expansion may also qualify for leasing terms by one of our financing partner.
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
Our company can expand with these strategies until it serves all the indoor cultivators throughout the country. Once a customer is engaged, we will gradually expand their purchasing market share by providing greater economic benefit to the customers who buy more products from GrowLife than from other suppliers.
Key Market Priorities
Demand for indoor growing equipment is increasing due to legalization of plant-based medicines, primarily cannabis, which is mainly due to equipment purchases for build-out and repeated consumables. This demand is projected to continue to grow as a result of the supporting state laws in 28 states and the District of Columbia. Continued innovation in more efficient build-out technologies along with larger and consolidated cultivation facilities will further expand market demand for our products and services.
We expect for the market to continue to segment into urban farmers serving groups of individuals, community cultivators, and large-scale cultivation facilities across the states. Each segment will be optimized to different distribution channels that we currently provide. Our volume purchasing will allow us to obtain the best prices and maximize both our revenues and gross margins.
The nature of the cannabis industry’s inefficiencies due to the lack of interstate commerce imposed by the Federal government has segmented the market opportunities by State laws, population and demand. Currently, Colorado laws and population demand make it the most progressive and top market in the industry. We have elected to have a major retail presence in Colorado with our direct sales team and centralized our national e-commerce operations. California is expected to surpass Colorado and GrowLife expects to establish a major presence in the state. We are currently reaching most of the legal states using both direct sales and seek to introduce GrowLife eco products to other hydroponic and gardening retailers.

Employees
As of September 30, 2016, we had one full-time employee and one consultant at our Seattle, Washington office. Marco Hegyi, our Chief Executive Officer, is based in Kirkland0, Washington. Mark E. Scott, our consulting CFO, is based out of in Seattle, Washington. In addition, we have 7 employees located throughout the United States who operate our e-commerce, direct sales and retail businesses. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We believe that we have a good relationship with our employees.
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
Our other intellectual property is primarily in the form of trademarks and domain names. We also hold rights to more than a dozen website addresses related to our business including websites that are actively used in our day-to-day business such as www.growlifeinc.com, www.growlifeeco.com and www.greners.com.
We have a policy of entering into confidentiality and non-disclosure agreements with our employees and some of our vendors and customers as necessary.
Government Regulation
Currently, there are twenty-eight states plus the District of Columbia that have laws and/or regulation that recognize in one form or another legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. There are currently seven states that allow recreational use of cannabis. As of the date of this writing, the policy and regulations of the Federal government and its agencies is that cannabis has no medical benefit and a range of activities including cultivation and use of cannabis for personal use is prohibited on the basis of federal law and may or may not be permitted on the basis of state law. Active enforcement of the current federal regulatory position on cannabis on a regional or national basis may directly and adversely affect the willingness of customers of GrowLife to invest in or buy products from GrowLife. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect revenues and profits of the GrowLife companies.
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

(dollars in thousands)
	Three Months September 30,
	2016	2015	$ Variance	% Variance
Net revenue	$200	$525	$(325)	-61.9%
Cost of goods sold	179	604	(425)	70.4%
Gross profit	21	(79)	100	-126.6%
General and administrative expenses	438	699	(261)	37.3%
Operating loss	(417)	(778)	361	46.4%
Other income (expense):
Change in fair value of derivative	875	1,747	(872)	-49.9%
Interest expense, net	(376)	(599)	223	37.2%
Other expense, primarily related to TCA funding	(92)	(468)	376	80.3%
Loss on debt conversions	(464)	-	(464)	-100.0%
Total other (expense) income	(57)	680	(737)	-108.4%
(Loss) before income taxes	(474)	(98)	(376)	-383.7%
Income taxes - current benefit	-	-	-	0.0%
Net (loss)	$(474)	$(98)	$(376)	-383.7%

THREE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2015

Revenue

Net revenue for the three months ended September 30, 2016 decreased $325,000 to $200,000 as compared to $525,000 for the nine months ended September30, 2015. The decrease was due to (i) lower revenue from the retail stores acquired by GrowLife Hydroponics’ acquisition of Rocky Mountain Hydroponics and Evergreen Garden Center on September7, 2013; (ii) closure of the unprofitable Peabody, Massachusetts, Woodland Hills, California and Plaistow, New Hampshire stores; and (iii) lack of liquidity. During the three months ended September 30, 2016, we transitioned funding from TCA funding to Chicago Venture. During the transition, we experienced difficulties in purchasing product and lost or canceled sales.

Cost of Goods Sold

Cost of sales for the three months ended September 30, 2016 decreased $425,000 to $179,000 as compared to $604,000 for the three months ended September 30, 2015. The decrease was due to (i) lower revenue from the retail stores acquired by GrowLife Hydroponics’ acquisition of Rocky Mountain Hydroponics and Evergreen Garden Center on September7, 2013; (ii) closure of the unprofitable Peabody, Massachusetts, Woodland Hills, California and Plaistow, New Hampshire stores; and (iii) lack of liquidity. During the three months ended September 30, 2016, we transitioned funding from TCA funding to Chicago Venture. During the transition, we experienced difficulties in purchasing product and ordered product at higher costs and lost or canceled sales.

Gross profit was $21,000 for the three months ended September 30, 2016 as compared to ($79,000) for the three months ended September 30, 2015. The gross margin was 10.3% for the three months ended September 30 2016 as compared to (15.0)% for the three months ended September 30, 2015. During the three months ended September 30, 2016, we transitioned funding from TCA funding to Chicago Venture. During the transition, we experienced difficulties in purchasing product and ordered product at higher costs and lost or canceled sales.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2016 decreased $261,000 to $438,000 as compared to $699,000 for the three months ended September30, 2015. The decrease was due to (i) reduced insurance expense of $76,000; (ii) reduced payroll of $65,000; (iii) reduced auditing expenses of $57,000; (iv) reduced consulting expenses of $49,000; (v) reduced legal expenses of $36,000; and offset by (vi) increased other general expenses of $22,000. As part of the general and administrative expenses for the three months ended September 30, 2016, we did not record any public relation, investor relation or business development expenses.

Non-cash general and administrative expenses for the three months ended September 30, 2016 was $123,000, with (i) depreciation and amortization of $30,000; (ii) stock based compensation of $33,000 related to stock option grants; (iii) common stock issued for services of $60,000.

Non-cash general and administrative expenses for the three months ended September 30, 2015 was $64,000, with (i) depreciation and amortization of $26,000; and (ii) stock based compensation of $38,000 related to stock option grants.

Other Income/ Expense

Other expense for the three months ended September 30, 2016 was $57,000 as compared to other income of $680,000 for the three months ended September 30, 2015. The other expense for the three months ended September 30, 2016 included other expense of $92,000, interest expense of $376,000, and loss on debt conversions of $464,000, offset change in derivative liability of $875,000. The change in derivative liability is the non-cash change in the fair value and relates to our derivative instruments. The non-cash interest related to the amortization of the debt discount associated with our convertible notes and accrued interest expense related to our notes payable. The loss on debt conversions related to the conversion of our notes payable at prices below the market price.

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

Net (Loss)

Net loss for the three months ended September 30, 2016 was $474,000 as compared to a net loss of $98,000 for the three months ended September 30, 2015 for the reasons discussed above.

Net loss for the nine months ended September 30, 2016 included non-cash expense of $59,000 including (i) depreciation and amortization of $30,000; (ii) stock based compensation of $33,000 related to stock option grants; (iii) common stock issued for services of $60,000; (iv) accrued interest and amortization of debt discount on convertible notes payable of $222,000; (v) loss on debt conversions of $464,000; offset by (vi) change in derivative liability of $875,000.

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

(dollars in thousands)
	Nine Months Ended September 30,
	2016	2015	$ Variance	% Variance
Net revenue	$929	$3,123	$(2,194)	-70.3%
Cost of goods sold	893	2,693	(1,800)	66.8%
Gross profit	36	430	(394)	-91.6%
General and administrative expenses	1,351	2,182	(831)	38.1%
Operating loss	(1,315)	(1,752)	437	24.9%
Other income (expense):
Change in fair value of derivative	497	1,796	(1,299)	-72.3%
Interest expense, net	(614)	(952)	338	35.5%
Other income (expense), primarily related to TCA funding	157	(477)	634	132.9%
Loss on debt conversions	(464)	-	(464)	-100.0%
Loss on class action lawsuit settlements	-	(2,081)	2,081	100.0%
Total other (expense)	(424)	(1,714)	1,290	75.3%
(Loss) before income taxes	(1,739)	(3,466)	1,727	49.8%
Income taxes - current benefit	-	-	-	0.0%
Net (loss)	$(1,739)	$(3,466)	$1,727	49.8%

NINE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2015

Revenue

Net revenue for the nine months ended September 30, 2016 decreased $2,194,000 to $929,000 as compared to $3,123,000 for the nine months ended September 30, 2015. The decrease was due to (i) lower revenue from the retail stores acquired by GrowLife Hydroponics’ acquisition of Rocky Mountain Hydroponics and Evergreen Garden Center on September 7, 2013; (ii) closure of the unprofitable Peabody, Massachusetts, Woodland Hills, California and Plaistow, New Hampshire stores; and (iii) lack of liquidity. During the nine months ended September 30, 2016, we transitioned funding from TCA funding to Chicago Venture. During the transition, we experienced difficulties in purchasing product and lost or canceled sales.

Cost of Goods Sold

Cost of sales for the nine months ended September 30, 2016 decreased $1,800,000 to $893,000 as compared to $2,693,000 for the nine months ended September 30, 2015. The decrease was due to (i) lower revenue from the retail stores acquired by GrowLife Hydroponics’ acquisition of Rocky Mountain Hydroponics and Evergreen Garden Center on September 7, 2013; (ii) closure of the unprofitable Peabody, Massachusetts, Woodland Hills, California and Plaistow, New Hampshire stores; and (iii) lack of liquidity. During the nine months ended September 30, 2016, we transitioned funding from TCA funding to Chicago Venture. During the transition, we experienced difficulties in purchasing product and ordered product at higher costs and lost or canceled sales.

Gross profit was $36,000 for the nine months ended September 30, 2016 as compared to $430,000 for the nine months ended September 30, 2015. The gross margin was 3.9% for the nine months ended September 30, 2016 as compared to 14.8% for the nine months ended September 30, 2015. During the nine months ended September 30, 2016, we transitioned funding from TCA funding to Chicago Venture. During the transition, we experienced difficulties in purchasing product and ordered product at higher costs and lost or canceled sales.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2016 decreased $831,000 to $1,351,000 as compared to $2,182,000 for the nine months ended September 30, 2015. The decrease was due to (i) reduced legal expense of $78,000; (ii) reduced wages of $308,000; (iii) reduced insurance expense of $175,000; (iv) reduced consulting expenses of $112,000; (v) reduced auditing of $57,000 and (vi) reduced other general expenses of $101,000. As part of the general and administrative expenses for the nine months ended September 30, 2016, we did not record any public relation, investor relation or business development expenses.

Non-cash general and administrative expenses for the nine months ended September 30, 2016 was $310,000 including (i) depreciation and amortization of $87,000; (ii) stock based compensation of $98,000 related to stock option grants; (iii) common stock issued for services of $125,000.

Non-cash general and administrative expenses for the nine months ended September 30, 2015 was $230,000, with (i) depreciation and amortization of $91,000; and (ii) stock based compensation of $139,000 related to stock option grants.

Other Income/ Expense

Other expense for the nine months ended September 30, 2016 was $424,000 as compared to other expense of $1,714,000 for the nine months ended September 30, 2015. The other expense for the nine months ended September 30, 2016 included interest expense of $614,000 and loss on debt conversions of $464,000, offset by change in derivative liability of $497,000 and other income of $157,000. The change in derivative liability is the non-cash change in the fair value and relates to our derivative instruments. The non-cash interest related to the amortization of the debt discount associated with our convertible notes and accrued interest expense related to our notes payable. The loss on debt conversions related to the conversion of our notes payable at prices below the market price.

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

Net (Loss)

Net loss for the nine months ended September 30, 2016 was $1,739,000 as compared to a net loss of $3,466,000 for the nine months ended September 30, 2015 for the reasons discussed above.

Net loss for the nine months ended September 30, 2016 included non-cash expense of $502,000 including (i) depreciation and amortization of $87,000; (ii) stock based compensation of $98,000 related to stock option grants; (iii) common stock issued for services of $125,000; (iv) accrued interest and amortization of debt discount on convertible notes payable of $223,000; (v) loss on debt conversions of $464,000; and (vi) change in derivative liability of $497,000.

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

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $77,000 and a net working capital deficit of approximately $4,294,000 (excluding the derivative liability- warrants of $880,000 as of September 30, 2016.  We expect losses to continue as we grow our business. Our cash used in operations for the nine months ended September 30, 2016 and the years ended December 31, 2015 and 2014 was $888,000, $1,376,000 and $2,123,000, respectively.

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

Funding from Chicago Venture Partners, L.P.

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

Our ability to require Chicago Venture to fund the Chicago Venture Note is at our discretion, subject to certain limitations. Chicago Venture is obligated to fund if each of the following conditions are met; (i) the average and median daily dollar volumes of our common stock for the twenty (20) and sixty (60) trading days immediately preceding the funding date are greater than $100,000; (ii) our market capitalization on the funding date is greater than $17,000,000; (iii) we are not in default with respect to share delivery obligations under the note as of the funding date; and (iv) we are current in its reporting obligations. Chicago Venture’ obligations under the equity line are not transferable.

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

A portion of the funds received from Chicago Venture will be used to pay off TCA Global Credit Master Fund, LP (“TCA”), a previous equity financing partner and a portion will be invested in our business. Specifically, we anticipate that approximately $1,400,000 is expected to be used to pay TCA and the remaining funds, if any, will be used for general business purposes such as marketing, product development, expansion and administrative costs. We are not aware of any relationship between TCA and Chicago Venture. We have had no previous transactions with Chicago Venture or any of Chicago Venture’ affiliates. We cannot predict whether the Chicago Venture transaction will have either a positive or negative impact on our stock price. However, in addition to the fact that each Chicago Venture conversion, when and if it occurs, has a dilutive effect on our stock, that should Chicago Venture convert large portions of the debt into registered shares and then sells those shares on the market, that our stock price could be depressed.

Debt Purchase Agreement and First Amendment to Debt Purchase Agreement and Note Assignment Agreement. On August 24, 2016, we closed a Debt Purchase Agreement and a First Amendment to Debt Purchase Agreement and related agreements with Chicago Venture and TCA.

On August 24, 2016, TCA closed an Assignment of Note Agreement and related agreements with Chicago Venture. The referenced agreements relate to the assignment of Company debt, in the form of debentures, by TCA to Chicago Venture. The Company was a party to the agreements between TCA and Chicago Venture because the Company is the “borrower” under the TCA held debentures.

Exchange Agreement, Convertible Promissory Note and related Agreements with Chicago Venture. On August 17, 2016, we closed an Exchange Agreement and a Convertible Promissory Note and related agreements with Chicago Venture whereby we agreed to the assignment of debentures representing debt between the Company, on the one hand, and with TCA, on the other hand. Specifically, we agreed that TCA could assign a portion of the Company’s debt held by TCA to Chicago Venture.

According to the Exchange Agreement, the debt is to be assigned in tranches, with the first tranche of debt assigned from TCA to Chicago Venture being $128,000 which is represented by an Initial Exchange Note as defined in the Exchange Agreement.

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

TCA Assignment of Debt to Old Main Capital, LLC

On September 9, 2016, we closed a Debt Purchase Agreement and related agreements (the “Old Main Transaction Documents”) with TCA and Old Main Capital, LLC (“Old Main”) whereby TCA agreed to sell and Old Main agreed to purchase in multiple tranches $1,400,000 in senior secured convertible, redeemable debentures (the “Assigned Debt”) (the “Old Main Transaction”). The Assigned Debt was our debt incurred in the TCA financing transactions that closed in 2015. We were required to execute the Old Main Transaction Documents as we are the “borrower” on the Assigned Debt.

Debt Purchase Agreement. As set forth above, we entered into the Debt Purchase Agreement on September 9, 2015 with TCA and Old Main whereby Old Main agreed to purchase, in tranches, $1,400,000 of debt previously held by TCA. We executed the Debt Purchase Agreement as it was the “borrower” under the Assigned Debt and was required to make certain representations and warranties regarding the Assigned Debt. The Assigned Debt is represented by a new “10% Senior Convertible Promissory Note” entered into by and between Old Main and the Company (more particularly described below.)

Exchange Agreement. In conjunction with the Debt Purchase Agreement, on September 9, 2016, we entered into an Exchange Agreement whereby we agreed to exchange, in tranches, the Assigned Debt, as well as any amendments thereto, with a 10% Senior Convertible Promissory Note (the “Note”) having a principal balance of $1,400,000. The closing dates for the exchanges, scheduled to occur in tranches, are set forth in Schedule 1 attached to the Exchange Agreement.

10% Senior Convertible Promissory Note. Pursuant to the Exchange Agreement, we entered into a 10% Senior Convertible Promissory Note dated September 9, 2016 with Old Main whereby the Company agreed to be indebted to Old Main for the Assigned Debt. We promised to pay Old Main, by no later than the maturity date of September 9, 2017 the outstanding principal of the Assigned Debt together with interest on the outstanding principal amount under the Note, at the rate of ten percent (10%) per annum simple interest.

At any time after September 9, 2016, and while the Note is still outstanding and at the sole option of Old Main, Old Main may convert all or any portion of the outstanding principal, accrued and unpaid interest redemption premium and any other sums due and payable hereunder or under any of the other Transaction Documents into shares of our Common Stock at a price equal to the lower of: (i) sixty-five percent (65%) of the lowest traded price of the Company’s Common Stock during the thirty (30) trading days prior to the Conversion Date; or (ii) sixty-five percent (65%) of the lowest traded price of the Common Stock in the thirty (30) Trading Days prior to the Closing Date.

Option Agreement. In connection with the Old Main Transaction Documents, TCA and Old Main entered into an Option Agreement dated September 8, 2016 whereby TCA agreed to grant Old Main an option to purchase the Assigned Debt, or any portion thereof, under the terms and conditions of the Debt Purchase Agreement. In consideration, Old Main agreed to pay the Option Payment as more particularly described in the Option Agreement.

On August 24, 2016, TCA terminated its Debt Purchase Agreement and related agreements with Old Main. The specific termination date is September 25, 2016, and Old Main had a right to purchase an additional $300,000 in debt from TCA.

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2016 was $888,000. This amount was primarily related to a net loss of $1,739,000, offset by an increase in inventory of $79,000 an increase in accounts payable and accrued expenses of $271,000 and non-cash expenses of $502,000 including (i) depreciation and amortization of $87,000; (ii) stock based compensation of $98,000 related to stock option grants; (iii) common stock issued for services of $125,000; (iv) accrued interest and amortization of debt discount on convertible notes payable of $223,000; (v) loss on debt conversions of $464,000; and (vi) change in derivative liability of $497,000.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2016 was $905,000. The amount related to funding provided by Chicago Venture.

Our contractual cash obligations as of September 30, 2016 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$129,965	$97,635	$32,330	$-	$-
Note payable	3,161,766	3,161,766	-	-	-
Capital expenditures	25,000	25,000	-	-	-
	$3,316,731	$3,284,401	$32,330	$-	$-

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

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of September 30, 2016 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Management identified the following material weakness during its assessment of internal controls over financial reporting:

Audit Committee:

On September 3, 2014, we formed an Audit Committee and appointed an audit committee financial expert as defined by SEC and as adopted under the Sarbanes-Oxley Act of 2002. Prior to this, we did not have an Audit Committee to oversee financial reporting and used external service providers to ensure compliance with the SEC requirements. The current Audit Committee has one management director. Subsequent to the year ended December 31, 2015, Mr. Fasci was appointed as Secretary of the Company and is no longer deemed independent under this standard.

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

b) Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2016, there were no changes in our internal controls over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

Class Actions Alleging Violations of Federal Securities Laws

Beginning on April 18, 2014, three class action lawsuits alleging violations of federal securities laws were filed against the Company in United States District Court, Central District of California (the “Court”). At a hearing held on July 21, 2014, the three class action lawsuits were consolidated into one case with Lawrence Rosen as the lead plaintiff (the “Consolidated Class Action,” styled Romero et al. vs. GrowLife et al.). On May 15, 2014 and August 4, 2014, respectively two shareholder derivative lawsuits were filed against the Company with the Court (the “Derivative Actions”). On October 20, 2014, AmTrust North America, our insurer, filed a lawsuit contesting insurance coverage on the above legal proceedings. We made a general appearance in this action. On September 1, 2015, the Court preliminarily approved the proposed settlement of the Derivative Actions pursuant to a proposed stipulated settlement agreement. On August 3, 2015, the Court entered a Final Order and Judgment resolving the Consolidated Class Action litigation in its entirety. The Consolidated Class Action was thereby dismissed in its entirety with prejudice and without costs. On August 10, 2015, pursuant to a settlement by and between the Company and AmTrust North America, AmTrust’s lawsuit contesting insurance coverage of the Consolidated Class Action and Derivative Actions was dismissed in its entirety with prejudice pursuant to a Stipulation for Dismissal of Entire Action with Prejudice executed by and between AmTrust and the Company. On August 17, 2015, the Court entered a Final Order and Judgment resolving the Derivative Actions in their entirety. The Derivative Actions were thereby dismissed in their entirety with prejudice. We issued $2 million in common stock or 115,141,048 shares of the Company’s common stock on April 6, 2016 pursuant to the settlement of the Consolidated Class Action and Derivative Action lawsuits alleging violations of federal securities laws that were filed against the Company in United States District Court, Central District of California. We accrued $2,000,000 as loss on class action lawsuits and contingent liabilities during the year ending December 31, 2015.

Sales, Payroll and Other Tax Liabilities

As of September 30, 2016, we owe approximately $118,900 in sales tax and $59,892 in payroll and other taxes.

Potential Convertible Note Defaults

Several of our convertible promissory notes remain outstanding beyond their respective maturity dates. This may trigger an event of default under the respective agreements. We are working with these noteholders to convert their notes into common stock and intends to resolve these outstanding issues as soon as practicable.

Other Legal Proceedings

We are in default on our Portland, Maine store lease and we are negotiating with the landlord. We have been sued for non-payment of lease payments at closed stores in Boulder, Colorado and Plaistow, New Hampshire. We are currently subject to legal actions with various vendors and a former officer.

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

Our Joint Venture Agreement with CANX USA, LLC is important to our operations.

On July 10, 2014, we closed a Waiver and Modification Agreement, Amended and Restated Joint Venture Agreement, Secured Credit Facility and Secured Convertible Note with CANX, and Logic Works LLC, a lender and shareholder of the Company. The Agreements require the filing of a registration statement on Form S-1 within 10 days of the filing of our Form 10-Q for the period ended September 30, 2014. Due to our grey sheet trading status and other issues, we did not file the registration statement.

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

Waiver and Modification Agreement

We entered into a Waiver and Modification Agreement dated September 25, 2014 with Logic Works LLC whereby the 7% Convertible Note with Logic Works dated December 20, 2013 was modified to provide for (i) a waiver of the default under the 7% Convertible Note; (ii) a conversion price which is the lesser of (A) $0.025 or (B) twenty percent (20%) of the average of the three (3) lowest daily VWAPs occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable Conversion Date on which the Holder elects to convert all or part of this Note; (iii) the filing of a registration statement on Form S-1 within 10 days of the filing of the Company’s Form 10-Q for the period ended September 30, 2014; and (iv) continuing interest of 24% per annum. China West III converted its Note into common stock on September 4, 2014. Due to our grey sheet trading status and other issues, we did not file the registration statement.

Amended and Restated Joint Venture Agreement

We entered into an Amended and Restated Joint Venture Agreement dated July 1, 2014 with CANX whereby the Joint Venture Agreement dated November 19, 2013 was modified to provide for (i) up to $12,000,000 in conditional financing subject to review by GrowLife and approval by OGI for business growth development opportunities in the legal cannabis industry for up to six months, subject to extension; (ii) up to $10,000,000 in working capital loans, with each loaning requiring approval in advance by CANX; (iii) confirmed that the five year warrants, subject to extension, at $0.033 per share for the purchase of 140,000,000 and 100,000,000 were fully earned and were not considered compensation for tax purposes by the Company; (iv) granted CANX five year warrants, subject to extension, to purchase 300,000,000 shares of common stock at the fair market price of $0.033 per share as determined by an independent appraisal; (v) warrants as defined in the Agreement related to the achievement of OGI milestones; (vi) a four year term, subject to adjustment and (vi) the filing of a registration statement on Form S-1 within 10 days of the filing of our Form 10-Q for the period ended September 30, 2014. Due to our grey sheet trading status and other issues, we did not file the registration statement.

Secured Convertible Note and Secured Credit Facility

We entered into a Secured Convertible Note and Secured Credit Facility dated September 25, 2014 with Logic Works whereby Logic Works agreed to provide up to $500,000 in funding. Each funding requires approval in advance by Logic Works, provides for interest at 6% with a default interest of 24% per annum and requires repayment by September 26, 2016. The Note is convertible into our common stock at the lesser of $0.007 or (B) 20% of the average of the three (3) lowest daily VWAPs occurring during the 20 consecutive Trading Days immediately preceding the applicable conversion date on which Logic Works elects to convert all or part of this 6% Convertible Note, subject to adjustment as provided in the Note. The 6% Convertible Note is collateralized by our assets. We also agreed to file a registration statement on Form S-1 within 10 days of the filing of our Form 10-Q for the three months ended September 30, 2014 and have the registration statement declared effective within ninety days of the filing of our Form 10-Q for the three months ended September 30, 2014. Due to our grey sheet trading status and other issues, we did not file the registration statement.

On July 10, 2014, we closed a Waiver and Modification Agreement, Amended and Restated Joint Venture Agreement, Secured Credit Facility and Secured Convertible Note with CANX, and Logic Works LLC, a lender and shareholder of the Company. As of December 31, 2015, we have borrowed $350,000 under the Secured Convertible Note and Secured Credit Facility dated September 25, 2014 with Logic Works.

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

As of September 30, 2016, 23 states and the District of Columbia allow its citizens to use medical marijuana.  Additionally, 4 states have legalized cannabis for adult use.  The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration has effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana.   However, there is no guarantee that the administration will not change its stated policy regarding the low-priority enforcement of federal laws.  Additionally, any new administration that follows could change this policy and decide to enforce the federal laws strongly.  Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us and its shareholders.

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

We have experienced net losses since inception. As of September 30, 2016, we had an accumulated deficit of $118.5 million. There can be no assurance that we will achieve or maintain profitability.

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

CANX and Logic Works

As of September 30, 2016, CANX and Logic Works in the aggregate hold shares representing approximately 39.8% of our common stock on a fully-converted basis and could be considered a control group for purposes of SEC rules. However, their agreements limit their ownership to 4.99% individually and each of the parties disclaims its status as a control group or a beneficial owner due to the fact that their beneficial ownership is limited to 4.99% per their agreements. Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days after the date of determination.

TCA

As a result of funding from TCA as previously detailed, they exercise significant control over us.

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

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of September 30, 2016, there were approximately 1.312 billion shares of our common stock issued and outstanding.  In addition, as of September 30, 2016, there are also (i) stock option grants outstanding for the purchase of 24 million common shares at a $0.023 average strike price; (ii) warrants for the purchase of 565 million common shares at a $0.032 average exercise price; and (iii) 267.6 million shares related to convertible debt that can be converted at 0.0036 per share. In addition, we have an unknown number of common shares to be issued under the TCA and Chicago Venture financing agreements because the number of shares ultimately issued to TCA depends on the price at which TCA converts its debt to shares. The lower the conversion price, the more shares that will be issued to TCA or Chicago Venture upon the conversion of debt to shares. We won’t know the exact number of shares of stock issued to TCA or Chicago Venture until the debt is actually converted to equity. If all stock option grant, warrant and contingent shares are issued, approximately 2.168 billion of our currently authorized 3 billion shares of common stock will be issued and outstanding.  For purposes of estimating the number of shares issuable upon the exercise/conversion of all stock options, warrants and contingent shares, we assumed the number of shares and average share prices detailed above.

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

Some of the present shareholders have acquired shares at prices as low as $0.007 per share, whereas other shareholders have purchased their shares at prices ranging from $0.0036 to $0.78 per share.

These stock option grant, warrant and contingent shares could result in further dilution to common stock holders and may affect the market price of the common stock.

Some of our convertible debentures may require adjustment in the conversion price.

Our 7% Convertible Notes Payable and our 6% Convertible Secured Convertible Note and Secured Credit Facility dated September 25, 2014 with Logic Works may require an adjustment in the current conversion price of $0.0036 per share if we issue common stock, warrants or equity below the price that is reflected in the convertible notes payable. The conversion price of the convertible notes will have an impact on the market price of our common stock. Specifically, if under the terms of the convertible notes the conversion price goes down, then the market price, and ultimately the trading price, of our common stock will go down. If under the terms of the convertible notes the conversion price goes up, then the market price, and ultimately the trading price, of our common stock will likely go up. In other words, as the conversion price goes down, so does the market price of our stock. As the conversion price goes up, so presumably does the market price of our stock. The more the conversion price goes down, the more shares are issued upon conversion of the debt which ultimately means the more stock that might flood into the market, potentially causing a further depression of our stock.

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

During the three months ended September 30, 2016, we had the following sales of unregistered of equity securities to accredited investors unless otherwise indicated:

On July 13, 2016, we issued 6,000,000 shares of common stock pursuant to Settlement Agreement and Release with Mr. Robert Hunt, a former executive While the conditions had not been met, we issued 6,000,000 shares of common stock on July 13, 2016 which were valued at $0.010 per share.

During the three months ended September 30, 2016, a Holder of the Company’s Convertible Notes Payables, converted principal and accrued interest of $235,660 into 33,665,701 shares of the Company’s common stock at a per share conversion price of $0.007.

During the three months ended September 30, 2016, Old Main converted principal and accrued interest of $638,000 into 120,746,617 shares of our common stock at a per share conversion price of $0.0053.

During the three months ended September 30, 2016, Chicago Venture converted principal and accrued interest of $128,000 into 22,371,716 shares of our common stock at a per share conversion price of $0.0057.

ITEM 5. OTHER INFORMATION

This item is not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are attached hereto unless otherwise indicated as being incorporated by reference, as follows:

(a)
Exhibits

Exhibit No.	Description
10.1
Exchange Agreement dated August 17, 2016, entered into by and between GrowLife, Inc. and Chicago Venture Partners, L.P. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on August 30, 2016, and hereby incorporated by reference.

10.2
Debt Purchase Agreement dated August 15, 2016, entered into by and between GrowLife, Inc., TCA Global Credit Master Fund, LP and Chicago Venture Partners, L.P. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on August 30, 2016, and hereby incorporated by reference.

10.3
First Amendment to Debt Purchase Agreement dated August 15, 2016, entered into by and between GrowLife, Inc., TCA Global Credit Master Fund, LP and Old Main Capital, LLC. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on August 30, 2016, and hereby incorporated by reference.

16.1	Letter dated July 14, 2016 from PMB Helin Donovan LLP. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on July 14, 2016, and hereby incorporated by reference.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 906 Certifications.

32.2	Section 906 Certifications.

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

GROWLIFE, INC.

(Registrant)

Date: November 14, 2016	By:	/s/ Marco Hegyi
Marco Hegyi
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: November 14, 2016	By:	/s/ Mark Scott
Mark Scott
Consulting Chief Financial Officer
(Principal Financial and Accounting Officer)