Form 10-K
period 2016-12-31
GROWLIFE, INC.
filed 2017-03-31
CIK 1161582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes    ☒ No

As of June 30, 2016 (the last business day of our most recently completed second fiscal quarter), based upon the last reported trade on that date, the aggregate market value of the voting and non-voting common equity held by non-affiliates (for this purpose, all outstanding and issued common stock minus stock held by the officers, directors and known holders of 10% or more of the Company’s common stock) was $17,064,082.

As of March 31, 2017 there were 1,944,843,172 shares of the issuer’s common stock, $0.0001 par value per share, issued and outstanding,

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

First, the opportunity to sell both infrastructure equipment and recurring supplies to the indoor cultivation industry is constantly increasing as demand for indoor cultivation grows across the United States. GrowLife believes the demand will continue to grow and more and more states and municipalities, including California enact rules and regulations allowing for more indoor cultivation activities.   GrowLife continues with its multi-faceted distribution strategy, which we believe serves customers in the following manner: Direct sales to large commercial customers, retail in some markets for local convenience, and e-commerce via GrowLifeEco.com to fulfill orders across the nation from customers of all sizes.

Second, serving what GrowLife sees as an increasing number of cultivators has become cash intensive because of the need for large inventory levels at retail, extensive e-commerce online marketing, and supporting payment terms to large accounts.  Currently, GrowLifeEco.com offers over 15,000 products, far beyond the 3,000 found in Greners.com, its former online store.  This on-line website was expanded by the fall of 2016.

Third, GrowLife’s customers come in different stages from caregiver cultivators to 80,000+ square foot commercial operations.  With the use of e-commerce, GrowLife endeavors to reach as many customers as possible in areas where we do not have stores or a direct sales presence.  Last year GrowLife built GrowLifeEco.com, our new e-commerce website, that is optimized for mobile devices.  GrowLife put web marketing in place to increase awareness, traffic and conversions.

GrowLife started the expansion of sales and store personnel and marketing efforts with the new funding vehicle with Chicago Venture Partners, L.P. Chicago Venture is supportive in the expansion of the sales and marketing teams in a growing market. GrowLife is expecting growth in several markets, including California. GrowLife receives funding twice a month for such costs. As the personnel were hired late in the December 2016 quarter, the impact is expected to start in the March 2017 quarter.

GrowLife also considered the lack of capital access since 2014 and the new funding vehicles with Chicago Venture Partners, L.P. Operations were significantly impacted during 2014- 2016 as a result of the lack of access to capital. GrowLife did not have cash to ship orders. With the addition of GrowLife’s new partners, we have access to capital and are growing our sales again.

Also, we recognize demand is increasing from small, aspiring cultivation consumers across the country seeking to learn and use a complete indoor growing solution.  To address this demand, we packaged GrowLife Cube, an entry-level offering for consumers to get hands-on experience with indoor growing.  Although many still buy the components separately, we are working on developing videos and supplier tools to attract them to this one-stop shop program.  Given the election results in California GrowLife Cube is expected to provide greater value and specialty services.

Resumed Trading of our Common Stock

On February 18, 2016, our common stock resumed unsolicited quotation on the OTC Bulletin Board after receiving clearance from the Financial Industry Regulatory Authority (“FINRA”) on our Form 15c2-11. We are currently taking the appropriate steps to uplist to the OTCQB Exchange and resume priced quotations with market makers as soon as it is able.

Market Size and Growth

While there is a great deal of purchasing of indoor cultivation equipment for non-Cannabis cultivation, many of our investors have a high-interest in the direction of the Cannabis industry as it may directly affect GrowLife’s growth. Therefore, the following market information is provided.

Twenty eight states and the District of Columbia currently have laws legalizing marijuana in some form. Three other states will soon join them after recently passing measures permitting use of medical marijuana.

Seven states and the District of Columbia have adopted more expansive laws legalizing marijuana for recreational use. Most recently, California, Massachusetts, Maine and Nevada all passed measures in November legalizing recreational marijuana. California’s Prop. 64 measure allows adults 21 and older to possess up to one ounce of marijuana and grow up to six plants in their homes. Other tax and licensing provisions of the law will not take effect until January 2018.

Several legislatures in states recently passing legalization measures are debating regulatory proposals around the use and sale of marijuana. Massachusetts lawmakers are weighing bills that would lower the amount that residents can legally possess or place restrictions on retails stores. In Nevada, one proposal calls for businesses to obtain permits allowing for the public use of marijuana.

A number of states have also decriminalized the possession of small amounts of marijuana. Other states have passed medical marijuana laws allowing for limited use of cannabis. Some medical marijuana laws are broader than others, with types of medical conditions that allow for treatment varying from state to state. Others states (not shown on the map below) have passed laws allowing residents to possess cannabis oil if they suffer from certain medical illnesses.

Our map shows current state laws and recently-approved ballot measures legalizing marijuana for medical or recreational purposes. Medical marijuana laws recently passing in Arkansas, Florida and North Dakota have yet to become effective.

Information is current as of January 30, 2017.

Source: www.governing.com/gov-data/state-marijuana-laws-map-medical-recreational.html

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

State	Year Passed How Passed (Yes Vote) Possession Limit
1.Alaska	1998 Ballot Measure 8 (58%) 1 oz usable; 6 plants (3 mature, 3 immature)
2.Arizona	2010 Proposition 203 (50.13%) 2.5 oz usable; 12 plants
3.Arkansas	2016 Ballot Measure Issue 6 (53.2%) 3 oz usable per 14-day period
4.California	1996 Proposition 215 (56%) 8 oz usable; 6 mature or 12 immature plants
5.Colorado	2000 Ballot Amendment 20 (54%) 2 oz usable; 6 plants (3 mature, 3 immature)
6.Connecticut	2012 House Bill 5389 (96-51 H, 21-13 S) 2.5 oz usable
7.Delaware	2011 Senate Bill 17 (27-14 H, 17-4 S) 6 oz usable
8.Florida	2016Ballot Amendment 2 (71.3%) Amount to be determined
9.Hawaii	2000 Senate Bill 862 (32-18 H; 13-12 S) 4 oz usable; 7 plants
10.Illinois	2013 House Bill 1 (61-57 H; 35-21 S) 2.5 ounces of usable cannabis during a period of 14 days
11.Maine	1999 Ballot Question 2 (61%) 2.5 oz usable; 6 plants
12.Maryland	2014 House Bill 881 (125-11 H; 44-2 S) 30-day supply, amount to be determined
13.Massachusetts	2012 Ballot Question 3 (63%) 60-day supply for personal medical use (10 oz)
14.Michigan	2008 Proposal 1 (63%) 2.5 oz usable; 12 plants
15.Minnesota	2014 Senate Bill 2470 (46-16 S; 89-40 H) 30-day supply of non-smokable marijuana
16.Montana	2004 Initiative 148 (62%) 1 oz usable; 4 plants (mature); 12 seedlings
17.Nevada	2000 Ballot Question 9 (65%) 2.5 oz usable; 12 plants
18.New Hampshire	2013 House Bill 573 (284-66 H; 18-6 S) Two ounces of usable cannabis during a 10-day period
19.New Jersey	2010 Senate Bill 119 (48-14 H; 25-13 S) 2 oz usable
20.New Mexico	2007 Senate Bill 523 (36-31 H; 32-3 S) 6 oz usable; 16 plants (4 mature, 12 immature)
21.New York	2014 Assembly Bill 6357 (117-13 A; 49-10 S) 30-day supply non-smokable marijuana
22.North Dakota	2016 Ballot Measure 5 (63.7%) 3 oz per 14-day period
23.Ohio	2016 House Bill 523 (71-26 H; 18-15 S) Maximum of a 90-day supply, amount to be determined
24.Oregon	1998 Ballot Measure 67 (55%) 24 oz usable; 24 plants (6 mature, 18 immature)
25.Pennsylvania	2016 Senate Bill 3 (149-46 H; 42-7 S) 30-day supply
26.Rhode Island	2006 Senate Bill 0710 (52-10 H; 33-1 S) 2.5 oz usable; 12 plants
27.Vermont	2004 Senate Bill 76 (22-7) HB 645 (82-59) 2 oz usable; 9 plants (2 mature, 7 immature)
28.Washington	1998 Initiative 692 (59%) 8 oz usable; 6 plants
Washington, DC	2010 Amendment Act B18-622 (13-0 vote) 2 oz dried; limits on other forms to be determined
Source: Marijuana State Laws – Summary Chart from ProCon.org

Strategy

Our long-term strategy revolves around three premises: First, the indoor growing market for fruits, vegetables and medical plants is here to stay. We see an opportunity for it to double for several years, especially after last year’s election raising the number of states that support Cannabis; Second, GrowLife will continue to establish itself as a national brand to provide the much-needed advisory services and sell lighting, nutrients, mediums and other equipment, supplies and services to cultivators across the country; And third, the demand for more healthy, safer and economical ways to run indoor growing operations will dramatically increase and require innovative products to intelligently drive down costs without compromising quality. These are critical premises for the Company’s growth.

Our growth plan consists of adding more knowledgeable, talented and committed people, creating greater access to equipment and supplies, and offering more and better choices. We must sequence our steps in a timely and deliberate manner.

Our Base business provides GrowLife with a solid high-growth foundation, especially as we see interest increase for the GrowLife Retail License Program that was announced at the end of 2016. This License Program creates financial and operating efficiencies for GrowLife. We are shifting our retail store business from a fixed to variable cost structure, which allows us to apply our indoor cultivation competency to other retail partners, and reach more cultivators in markets across the US faster. The License Program offerings range from a Store-within-the-store, such as the one in place in Philadelphia at Fairmount Hardware, an Ace Hardware franchisee, located at 2011 Fairmount Ave, Philadelphia, PA, to partnering with retail investors who seek to set up new GrowLife-licensed hydroponic stores. We are pleased with the initial response and lessons learned from the License Program, which have helped refine our offerings, customer engagement and operating process.

The other two channels for our Base business, Online e-commerce and Direct Sales, continue to be refined as we apply more talent to them. We plan to serve the Base business with these channels by helping those price-sensitive customers drive down their equipment and supply costs. While this puts great price pressure on our manufacturers, we closely watch metrics move to the lowest cost per gram. One of the largest cultivators recently shifted their lights from a popular 1,000W to 315W where the electricity savings alone drove down their production cost by 35% and production increased by 20%.

In addition, our Expansion business efforts are equally capable of revenue growth. However, Expansion investments come with great risk not too different than building a start-up. Our Expansion efforts are intended to be game-changers.

The Cannabis industry itself is a game-changer. Many people are discovering great benefits with the plant that are far beyond its commercial growth. Even with all the government challenges we believe that both business and consumer will persevere because the demand and benefit of the plant are genuine based on scientific research conducted throughout the world. Consistent safety measures and standards are on their way. Therefore, we see the greatest opportunities and challenges to be in helping to address the mainstream acceptance and management of the plant…the game-changers.

GrowLife will therefore be pursuing such game-changers to help propel the industry forward on several fronts. Acquisitions may range from innovations that significantly drive down the operating costs for commercial cultivators to the desperately needed cloud-based tools for the government to extensively coordinate its policies with the industry in a safe and responsible manner. We expect to see some of these Expansion game-changers come to market in 2017. The caveat is that there are many moving parts and these game-changers may or may not come to pass.

GrowLife’s greatest growth may come from a business that is not a significant contributor today. We see three key areas that may be game-changers for us in 2017: Mergers & Acquisitions and Partnerships (MAP); Consumer with GrowLife Cube; and plant-related services. Each of these areas will require us to add the right people at the right time. Many talented individuals are ready to join GrowLife.

MAP in our Base business with Retail Licensing Program has quickly taught us to invest in new procedures and people. Growth from M&A is the most obvious expansion move. Over the last year we explored a half-a-dozen acquisition opportunities. However, we found that they were all over-priced. Even after factoring in the possible valuation lift to the PHOT share price, the risk/reward did not make sense.

The most visible example was Go Green Hydroponics, where we had entered into a non-binding letter of intent last year. We recently announced in an SEC 8-K/A filing that the non-binding letter of intent had expired and GrowLife does not expect to close the acquisition of Go Green Hydroponics. We will therefore not be pursuing this acquisition since our retail strategy has shifted to the GrowLife Retail Licensing Program.

Another area we are continuing to develop is demand from new consumers entering the industry, where they seek to learn how to build indoor operations. We have tested GrowLife Cube, an entry-level growing package that provides the basic set-up for an indoor farming operation. GrowLife provides all the necessary growing equipment and supplies. We have determined that there are many consumers without growing experience, knowledge and local access to hydroponic equipment and supplies. Therefore, we are tuning GrowLife Cube to more effectively reach and satisfy these new consumers.

Finally, in January we spent a few days at the Seed to Sale Show in Denver to explore the plant and seed business. Our conclusion is that it is an attractive business that needs to be further explored but in an indirect manner. GrowLife is not ready to directly touch the plant due to Federal interstate laws. We are instead considering how to legally support it through state based-partners.

We see the indoor cultivation industry as growing faster than other industries due to increasing demand for and legalization of non-toxic pain relief medicines. For years GrowLife has built its brand through experience with leading commercial cultivators. We continue to assemble the best team in the industry to create a great opportunity. Our investors and shareholders have shown strong loyalty and support even through difficult times.

Overall, GrowLife is in a stronger position than it has been for some time. With continued work and support, we are encouraged with the prospect of bringing growth back to the company and increase shareholder value.

Key Market Priorities

Our goal of becoming the nation’s largest cultivation facility service provider for the production of organics, herbs and greens and plant-based medicines requires GrowLife to (i) expand our nationwide, multi-channel sales network presence, (ii) offer the best terms for the full range of build-out equipment and consumable supplies, and (iii) deliver superior, innovative products.

First, we provide distribution through retail, e-commerce and direct sales to have national coverage and serve cultivators of all sizes. Each channel offers varying pricing for differing benefits. Retail sells at list price by offering inventory convenience, e-commerce provides lower prices without requiring local inventory, and direct sales delivers the best bid price for high-volume purchasers. Additional points of service may be added through existing distribution locations and services. This may be done in several manners and programs that may incorporate cultivator-centric locations with other retailer store owners.

Second, we serve the needs of all size cultivators and each one’s unique formulation, or ‘recipe’. We provide thousands of varieties of supplies from dozens of vendors and distributors. More importantly is our experience of knowing which products to recommend under each customer’s circumstance.

And third, our experience with hundreds of customers allows us to determine specific product needs and sources to test new designs. Lights, pesticides, nutrients, extraction and growing systems are some examples of products that GrowLife can provide. Popular name branded products are seeking to be part of the GrowLife company in many forms. In exchange, we can market their products in a unique manner over generic products.

Our company can expand with these strategies until it serves more indoor cultivators throughout the country. Once a customer is engaged, we can gradually expand their purchasing market share by providing greater economic benefit to the customers who buy more products from GrowLife than from other suppliers.

Employees

As of December 31, 2016, we had one full-time employee and one consultant at our Seattle, Washington office. Marco Hegyi, our Chief Executive Officer, is based in Kirkland, Washington. Mark E. Scott, our consulting CFO, is based primarily in Seattle, Washington. In addition, we have 10 employees located throughout the United States who operate our e-commerce, direct sales and retail businesses. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We believe that we have a good relationship with our employees.

Key Partners

Our key customers vary by state and are expected to be more defined as the company moves from its retail walk-in purchasing sales strategy to serving cultivation facilities directly and under predictable purchasing contracts.

Our key suppliers include distributors such as HydroFarm, Urban Horticultural Supply and Sunlight Supply to product-specific suppliers. All the products purchased and resold are applicable to indoor growing for organics, greens, and plant-based medicines.

Competition

Certain large commercial cultivators have found themselves willing to assume their own equipment support by buying large volume purchased directly from certain suppliers and distributors such as Sunlight Supplies and HydroFarm. Other key competitors on the retail side consist of local and regional hydroponic resellers of indoor growing equipment. On the e-commerce business, GrowersHouse.com, Hydrobuilder.com, HorticultureSource.com and smaller online resellers using Amazon and eBay e-commerce market systems.

Intellectual Property and Proprietary Rights

Our intellectual property consists of brands and their related trademarks and websites, customer lists and affiliations, product know-how and technology, and marketing intangibles.

Our other intellectual property is primarily in the form of trademarks and domain names. We also hold rights to several website addresses related to our business including websites that are actively used in our day-to-day business such as www.growlifeinc.com, www.growlifeeco.com and www.greners.com.

We have a policy of entering into confidentiality and non-disclosure agreements with our employees and some of our vendors and customers as necessary.

Government Regulation

Currently, there are twenty eight states plus the District of Columbia that have laws and/or regulation that recognize in one form or another legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. There are currently seven states that allow recreational use of cannabis. As of the date of this writing, the policy and regulations of the Federal government and its agencies is that cannabis has no medical benefit and a range of activities including cultivation and use of cannabis for personal use is prohibited on the basis of federal law and may or may not be permitted on the basis of state law. Active enforcement of the current federal regulatory position on cannabis on a regional or national basis may directly and adversely affect the willingness of customers of GrowLife to invest in or buy products from GrowLife. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect revenues and profits of the GrowLife companies.

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

Risks Associated from TCA Global Credit Master Fund, LP (“TCA”) Funding Transactions.

We have entered into various funding transactions with TCA. On January 10, 2017, Chicago Venture, at our instruction, remitted funds of $1,495,901 to TCA in order to satisfy all debts to TCA. On or around January 11, 2017, we were notified by TCA that $13,540 were due to TCA in order for TCA to release its security interest in the Company’s assets. On February 1, 2017, TCA notified the Company that all funds were received and TCA would release its security interest our assets. TCA has confirmed that it is paid in full and we are not aware of any other obligations that the we have as to TCA. The funds received under the Chicago Venture Agreements and previous Chicago Venture Agreements were used to pay-off TCA.

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

SEC charged outsiders with manipulating our securities.

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

We are involved in Legal Proceedings.

We are involved in the disputes and legal proceedings as discussed in this annual report. In addition, as a public company, we are also potentially susceptible to litigation, such as claims asserting violations of securities laws. Any such claims, with or without merit, if not resolved, could be time-consuming and result in costly litigation. There can be no assurance that an adverse result in any future proceeding would not have a potentially material adverse on our business, results of operations or financial condition.

Our Joint Venture Agreement with CANX USA, LLC is important to our operations.

On November 19, 2013, we entered into a Joint Venture Agreement with CANX, a Nevada limited liability company.  Under the terms of the Joint Venture Agreement, the Company and CANX formed Organic Growth International, LLC (“OGI”), a Nevada limited liability company, for the purpose of expanding our operations in its current retail hydroponic businesses and in other synergistic business verticals and facilitating additional funding for commercially financeable transactions of up to $40,000,000.

We initially owned a non-dilutive 45% share of OGI and the Company could acquire a controlling share of OGI as provided in the Joint Venture Agreement. In accordance with the Joint Venture Agreement, the Company and CANX entered into a Warrant Agreement whereby the we delivered to CANX a warrant to purchase 140,000,000 shares of our common stock that is convertible at $0.033 per share, subject to adjustment as provided in the warrant. The five-year warrant expires November 18, 2018. Also in accordance with the Joint Venture Agreement, on February 7, 2014, the Company issued an additional warrant to purchase 100,000,000 shares of our common stock that is convertible at $0.033 per share, subject to adjustment as provided in the warrant. The five-year warrant expires February 6, 2019.

GrowLife received the $1 million as a convertible note in December 2013, received the $1.3 million commitment but not executed and by January 2014 OGI had Letters of Intent with four investment and acquisition transactions valued at $96 million. Before the deals could close, the SEC put a trading halt on our stock on April 10, 2014, which resulted in the withdrawal of all transactions. The business disruption from the trading halt and the resulting class action and derivative lawsuits ceased further investments with the OGI joint venture. The Convertible Note was converted into our common stock as of the year ended December 31, 2016.

On July 10, 2014, we closed a Waiver and Modification Agreement, Amended and Restated Joint Venture Agreement, Secured Credit Facility and Secured Convertible Note with CANX and Logic Works LLC, a lender and shareholder of the Company.

The Amended and Restated Joint Venture Agreement with CANX modified the Joint Venture Agreement dated November 19, 2013 to provide for (i) up to $12,000,000 in conditional financing subject to review by GrowLife and approval by OGI for business growth development opportunities in the legal cannabis industry for up to nine months, subject to extension; (ii) up to $10,000,000 in working capital loans with each loaning requiring approval in advance by CANX; (iii) confirmed that the five year warrants, subject to adjustment, at $0.033 per share for the purchase of 140,000,000 and 100,000,000 were fully earned and were not considered compensation for tax purposes by the Company; (iv) granted CANX five year warrants, subject to adjustment, to purchase 300,000,000 shares of common stock at the fair market price of $0.033 per share as determined by an independent appraisal; (v) warrants as defined in the Agreement related to the achievement of OGI milestones; and (vi) a four year term, subject to adjustment.

We entered into a Secured Convertible Note and Secured Credit Facility dated June 25, 2014 with Logic Works whereby Logic Works agreed to provide up to $500,000 in funding. Each funding required approval in advance by Logic Works, provides for interest at 6% with a default interest of 24% per annum and required repayment by June 26, 2016. The Note is convertible into common stock of the Company at the lesser of $0.0070 or (B) twenty percent (20%) of the average of the three (3) lowest daily VWAPs occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable conversion date on which Logic Works elects to convert all or part of this 6% Convertible Note, subject to adjustment as provided in the Note. The 6% Convertible Note is collateralized by the assets of the Company. As of March 31, 2017, the outstanding balance on the Convertible Note was $39,251.

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

As of December 31, 2016, twenty eight states and the District of Columbia allow its citizens to use medical marijuana.  Additionally, seven states have legalized cannabis for adult use.  The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration previously effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana.  The Trump administration position is unknown. However, there is no guarantee that the Trump administration will not change current policy regarding the low-priority enforcement of federal laws.  Additionally, any new administration that follows could change this policy and decide to enforce the federal laws strongly.  Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us and its shareholders.

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

Potential Convertible Note Defaults.

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

Currently, there are twenty eight states plus the District of Columbia that have laws and/or regulation that recognize in one form or another legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Many other states are considering legislation to similar effect. As of the date of this writing, the policy and regulations of the Federal government and its agencies is that cannabis has no medical benefit and a range of activities including cultivation and use of cannabis for personal use is prohibited on the basis of federal law and may or may not be permitted on the basis of state law. Active enforcement of the current federal regulatory position on cannabis on a regional or national basis may directly and adversely affect the willingness of customers of GrowLife to invest in or buy products from GrowLife that may be used in connection with cannabis. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect revenues and profits of the GrowLife companies.

Our history of net losses has raised substantial doubt regarding our ability to continue as a going concern. If we do not continue as a going concern, investors could lose their entire investment.

Our history of net losses has raised substantial doubt about our ability to continue as a going concern, and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2016 and 2015 with respect to this uncertainty. Accordingly, our ability to continue as a going concern will require us to seek alternative financing to fund our operations. This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. Future reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern.

We have a history of operating losses and there can be no assurance that we can again achieve or maintain profitability.

We have experienced net losses since inception. As of December 31, 2016, we had an accumulated deficit of $124.4 million. There can be no assurance that we will achieve or maintain profitability.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting. During the review of our financial statements for the year ended December 31, 2016, our management identified material weaknesses in our internal control over financial reporting. If these weaknesses continue, investors could lose confidence in the accuracy and completeness of our financial reports and other disclosures.

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

CANX and Logic Works

As of December 31, 2016, CANX and Logic Works in the aggregate hold shares representing approximately 29.9% of our common stock on a fully-converted basis and could be considered a control group for purposes of SEC rules. However, their agreements limit their ownership to 4.99% individually and each of the parties disclaims its status as a control group or a beneficial owner due to the fact that their beneficial ownership is limited to 4.99% per their agreements. Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days after the date of determination.

TCA and Chicago Venture

As a result of funding from TCA and Chicago Venture as previously detailed, they exercise significant control over us.

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

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of December 31, 2016, there were approximately 1.645 billion shares of our common stock issued and outstanding.  In addition, as of December 31, 2016, there are also (i) stock option grants outstanding for the purchase of 12 million common shares at a $0.010 average exercise price; (ii) warrants for the purchase of 595 million common shares at a $0.031 average exercise price; and (iii) 207.8 million shares related to convertible debt that can be converted at 0.0036 per share. Subsequent to December 31, 2016, (i) Brighton Capital LLC converted debt of $127,148 into 15,893,500 shares of our common stock at a per share conversion price of $0.008; (ii) During the three months ended March 31, 2017, Chicago Venture converted principal and interest of $1,253,000 into 190,189,197 shares of our common stock at a per share conversion price of $0.007; and (iii) Logic Works converted principal and interest of $291,044 into 82,640,392 shares of our common stock at a per share conversion price of $.004.

In addition, we have an unknown number of common shares to be issued under the TCA and Chicago Venture financing agreements because the number of shares ultimately issued to TCA depends on the price at which TCA converts its debt to shares. The lower the conversion price, the more shares that will be issued to TCA or Chicago Venture upon the conversion of debt to shares. We won’t know the exact number of shares of stock issued to TCA or Chicago Venture until the debt is actually converted to equity. If all stock option grant, warrant and contingent shares are issued, approximately 2.471 billion of our currently authorized 3 billion shares of common stock will be issued and outstanding.  For purposes of estimating the number of shares issuable upon the exercise/conversion of all stock options, warrants and contingent shares, we assumed the number of shares and average share prices detailed above.

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

Our 7% Convertible Notes Payable and our 6% Convertible Secured Convertible Notes may require an adjustment in the current conversion price of $0.0036 per share if we issue common stock, warrants or equity below the price that is reflected in the convertible notes payable. The conversion price of the convertible notes will have an impact on the market price of our common stock. Specifically, if under the terms of the convertible notes the conversion price goes down, then the market price, and ultimately the trading price, of our common stock will go down. If under the terms of the convertible notes the conversion price goes up, then the market price, and ultimately the trading price, of our common stock will likely go up. In other words, as the conversion price goes down, so does the market price of our stock. As the conversion price goes up, so presumably does the market price of our stock. The more the conversion price goes down, the more shares are issued upon conversion of the debt which ultimately means the more stock that might flood into the market, potentially causing a further depression of our stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

Operating Leases

On December 7, 2016, we entered into entered into a Consent to Judgement and Settlement Agreement related to our retail hydroponics store located in Portland, Maine. This Agreement provides for a monthly lease payment of $4,668 through May 2, 2017. If we are in compliance with the Settlement Agreement, we can extend the lease from May 2, 2017 to May 1, 2020 at the monthly lease payment of $5,373. We also agreed to a repayment schedule for past due rent of $70,013. We do not have an option to extend the lease after May 1, 2020.

On October 21, 2013, we entered into a lease agreement for retail space for our retail hydroponics store in Avon (Vail), Colorado. The lease expires on September 30, 2018. Monthly rent for year one of the lease is $2,606 and increases 3.5% per year thereafter through the end of the lease. We do not have an option to extend the lease.

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

Class Actions Alleging Violations of Federal Securities Laws

Beginning on April 18, 2014, three class action lawsuits alleging violations of federal securities laws were filed against the Company in United States District Court, Central District of California (the “Court”). On May 15, 2014 and August 4, 2014, respectively two shareholder derivative lawsuits were filed against the Company with the Court (the “Derivative Actions”). On October 20, 2014, AmTrust North America, our insurer, filed a lawsuit contesting insurance coverage on the above legal proceedings. We accrued $2,000,000 as settlement of the Consolidated Class Action and Derivative Action lawsuits alleging violations of federal securities laws that were filed against the Company during the year ending December 31, 2015. We issued $2 million in common stock or 115,141,048 shares of our common stock on April 6, 2016 pursuant to the settlement of the Consolidated Class Action and Derivative Action lawsuits alleging violations of federal securities laws that were filed against us in United States District Court, Central District of California.

Sales, Payroll and Other Tax Liabilities

As of December 31, 2016, we owe approximately $129,000 in sales tax.

Potential Convertible Note Defaults

Several of our convertible promissory notes remain outstanding beyond their respective maturity dates. This may trigger an event of default under the respective agreements. We are working with these noteholders to convert their notes into common stock and intends to resolve these outstanding issues as soon as practicable.

Other Legal Proceedings

We have been sued for non-payment of lease payments at closed stores in Boulder, Colorado and Plaistow, New Hampshire. We are currently subject to legal actions with various vendors.

It is possible that additional lawsuits may be filed and served on us.

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

Authorized Capital Stock

We have authorized 3,010,000,000 shares of capital stock, of which 3,000,000,000 are shares of voting common stock, par value $0.0001 per share, and 10,000,000 are shares of preferred stock, par value $0.0001 per share.

Capital Stock Issued and Outstanding

As of December 31, 2016, we have issued and outstanding securities on a fully diluted basis, consisting of:

● 1,656,120,083 shares of common stock;
● Stock option grants for the purchase of 12,010,000 shares of common stock at average exercise price of $0.010;
● Warrants to purchase an aggregate of 595,000,000 shares of common stock with expiration dates between November 2018 and October 2013 at an exercise price of $0.031 per share;
● 207,812,222 shares of common stock to be issued for the conversion of Convertible Notes Payables at a conversion price of $0.0036 per share; and
● An unknown number of common shares to be issued under the TCA Global Credit Master Fund LP and Chicago Venture Partners, L.P. financing agreements.

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

The purpose of authorizing our board of directors to issue non-voting preferred stock and determine our rights and preferences is to eliminate delays associated with a stockholder vote on specific issuances. The issuance of non-voting preferred stock, while providing flexibility in connection with possible acquisitions, future financings and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or could discourage a third party from seeking to acquire, a majority of our outstanding voting stock. Other than the Series B and C Preferred Stock discussed below, there are no shares of non-voting preferred stock presently outstanding and we have no present plans to issue any shares of preferred stock.

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

In connection with the First Amendment to Amended and Restated Securities Purchase Agreement, TCA surrendered the Series B Preferred Stock.

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

On February 1, 2017, GrowLife, Inc., a Delaware corporation (the “Company”), closed the transactions described below with Chicago Venture Partners, L.P. (“Chicago Venture”).

In connection with the closing of the Chicago Venture transactions which closed on February 1, 2017, TCA surrendered the Series C Preferred Stock.

Warrants to Purchase Common Stock

As of December 31, 2016, we had warrants to purchase 595,000,000 shares of common stock with expiration dates between November 2018 and October 2013 at an exercise price of $0.031 per share.

Options to Purchase Common Stock

In fiscal year 2011, we authorized a Stock Incentive Plan whereby a maximum of 18,870,184 shares of the Company’s common stock could be granted in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, and Other Stock-Based Awards. On April 18, 2013, the Company’s Board of Directors voted to increase to 35,000,000 the maximum allowable shares of the Company’s common stock allocated to the 2011 Stock Incentive Plan. After the exercise of stock option grants, we have 27,522,626 shares available for issuance. We have outstanding unexercised stock option grants totaling 12,010,000 shares at an average exercise price of $0.010 per share as of December 31, 2016. All grants are considered non-qualified until the increase is approved by the shareholders.

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

Period Ended	High	Low
Year Ending December 31, 2016
December 31, 2016	$0.021	$0.007
September 30, 2016	$0.020	$0.006
June 30, 2016	$0.027	$0.015
March 31, 2016	$0.058	$0.003

Year Ending December 31, 2015
December 31, 2015	$0.020	$0.003
September 30, 2015	$0.180	$0.010
June 30, 2015	$0.060	$0.010
March 31, 2015	$0.350	$0.020

As of March 27, 2017, the closing price of the company's common stock was $0.010 per share. As of March 31, 2017, there were 1,944,843,172 shares of common stock issued and outstanding. We have approximately 112 stockholders of record. This number does not include up to approximately 15,000-80,000 beneficial owners whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

During the three months ended December 31, 2016, we had the following sales of unregistered sales of equity securities.

On October 21, 2016, an entity affiliated with Mr. Scott, our Chief Financial Officer, converted $40,000 in accrued consulting fees and expenses into 4,000,000 shares of our common stock at $0.01 per share. The price per share was based on the thirty-day trailing average. On October 21, 2016, an entity affiliated with Mr. Scott was granted 6,000,000 shares of our common stock at $0.01 per share. The price per share was based on the thirty-day trailing average. On October 21, 2016, an entity affiliated with Mr. Scott cancelled stock option grants totaling 12,000,000 shares of our common stock at $0.01 per share.

On October 12, 2016, we issued 4,000,000 shares of its common stock to an entity affiliated with Marco Hegyi, Chief Executive Officer pursuant to a conversion of debt for $40,000. The shares were valued at the fair market price of $0.01 per share.

On October 21, 2016, we issued 5,020,000 shares to two former directors and a supplier (unaccredited) for services provided. We valued the 5,020,000 shares at $0.01 per share or $50,200.

During the three months ended December 31, 2016, we issued 5,000,000 shares of its common stock to a service provider pursuant to conversions of $50,000. The shares were valued at the fair market price of $0.010 per share.

During the three months ended December 31, 2016, Holders of our Convertible Notes Payables, converted principal and accrued interest of $235,682 into 65,467,127 shares of our common stock at a per share conversion price of $0.004.

During the three months ended December 31, 2016, Old Main converted principal and accrued interest of $44,208 into 12,365,872 shares of our common stock at a per share conversion price of $0.004.

During the three months ended December 31, 2016, Chicago Venture converted principal and accrued interest of $1,275,599 into 242,300,607 shares of our common stock at a per share conversion price of $0.0053.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2016 related to the equity compensation plan in effect at that time.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plan
approved by shareholders	-	-	-
Equity compensation plans
not approved by shareholders	12,010,000	0.010	-
Total	12,010,000	0.010	-

ITEM 6.    SELECTED FINANCIAL DATA

In the following table, we provide you with our selected consolidated historical financial and other data. We have prepared the consolidated selected financial information using our consolidated financial statements for the years ended December 31, 2016 and 2015. When you read this selected consolidated historical financial and other data, it is important that you read along with it the historical financial statements and related notes in our consolidated financial statements included in this report, as well as Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(Audited)	(Audited)	(Audited)	(Audited)	(Audited)
STATEMENT OF OPERATIONS DATA:
Net revenue	$1,231	$3,500	$8,538	$4,859	$1,451
Cost of goods sold	1,276	2,981	7,173	4,006	1,039
Gross profit	(45)	519	1,365	853	412
General and administrative expenses	2,764	2,684	7,851	11,796	1,683
Operating (loss)	(2,809)	(2,165)	(6,486)	(10,943)	(1,271)
Other expense	(4,886)	(3,524)	(80,140)	(10,437)	(915)
Net (loss)	$(7,695)	$(5,689)	$(86,626)	$(21,380)	$(2,186)
Net (loss) per share	$(0.01)	$(0.01)	$(0.10)	$(0.04)	$(0.01)
Weighted average number of shares	1,197,565,907	884,348,627	834,503,868	593,034,693	245,420,970

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

(dollars in thousands)

	Year Ended December 31,
	2016	2015	$ Variance	% Variance
Net revenue	$1,231	$3,500	$(2,269)	-64.8%
Cost of goods sold	1,276	2,981	(1,705)	57.2%
Gross profit	(45)	519	(564)	-108.7%
General and administrative expenses	2,764	2,684	80	-3.0%
Operating loss	(2,809)	(2,165)	(644)	-29.7%
Other income (expense):
Change in fair value of derivative	(1,324)	1,679	(3,003)	-178.9%
Interest expense, net	(817)	(1,119)	302	27.0%
Other income (expense), primarily related to TCA funding	145	(2,003)	2,148	107.2%
Loss on debt conversions	(2,890)	-	(2,890)	-100.0%
Loss on class action lawsuit settlements	-	(2,081)	2,081	100.0%
Total other (expense) income	(4,886)	(3,524)	(1,362)	38.6%
(Loss) before income taxes	(7,695)	(5,689)	(2,006)	-35.3%
Income taxes - current benefit	-	-	-	0.0%
Net (loss)	$(7,695)	$(5,689)	$(2,006)	-35.3%

YEAR ENDED DECEMBER 31, 2016 COMPARED TO THE YEAR ENDED DECEMBER 31, 2015

Revenue

Net revenue for the year ended December 31, 2016 decreased $2,269,000 to $1,231,000 as compared to $3,500,000 for the year ended December 31, 2015. The decrease was due to (i) lower revenue from the retail stores acquired by GrowLife Hydroponics’ acquisition of Rocky Mountain Hydroponics and Evergreen Garden Center on September 7, 2013; (ii) closure of the unprofitable Peabody, Massachusetts, Woodland Hills, California and Plaistow, New Hampshire stores; and (iii) lack of liquidity. During the year ended December 31, 2016, we transitioned funding from TCA funding to Chicago Venture. During the transition, we experienced difficulties in purchasing product and lost or canceled sales.

Cost of Goods Sold

Cost of sales for the year ended December 31, 2016 decreased $1,705,000 to $1,276,000 as compared to $2,981,000 for the year ended December 31, 2015. The decrease was due to (i) lower revenue from the retail stores acquired by GrowLife Hydroponics’ acquisition of Rocky Mountain Hydroponics and Evergreen Garden Center on September 7, 2013; (ii) closure of the unprofitable Peabody, Massachusetts, Woodland Hills, California and Plaistow, New Hampshire stores; and (iii) lack of liquidity. During the year ended December 31, 2016, we transitioned funding from TCA funding to Chicago Venture. During the transition, we experienced difficulties in purchasing product and ordered product at higher costs and lost or canceled sales.

Gross profit was ($45,000) for the year ended December 31, 2016 as compared to $519,000 for the year ended December 31, 2015. The gross margin was (3.6%) for the year ended December 31, 2016 as compared to 14.8% for the year ended December 31, 2015. During the year ended December 31, 2016, we transitioned funding from TCA funding to Chicago Venture. During the transition, we experienced difficulties in purchasing product and ordered product at higher costs and lost or canceled sales.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2016 increased $80,000 to $2,764,000 as compared to $2,684,000 for the year ended December 31, 2015. The increase was due to (i) the impairment of GrowLife Hydro, Inc. long-lived assets of $876,000; (ii) and an increase in sales and marketing of $76,000; offset by (iii) reduced legal expense of $48,000; (iv) reduced wages of $260,000; (v) reduced insurance expense of $188,000; (vi) reduced consulting expenses of $143,000; (vii) reduced rent of $78,000; and (viii) reduced other general expenses of $243,000. As part of the general and administrative expenses for the year ended December 31, 2016, we did not record any public relation, investor relation or business development expenses.

Non-cash general and administrative expenses for the year ended December 31, 2016 were $1,422,000 including (i) depreciation and amortization of $115,000; (ii) stock based compensation of $146,000 related to stock option grants; (iii) common stock issued for services of $285,000; and (iv) the impairment of GrowLife Hydro, Inc. long-lived assets of $876,000.

Non-cash general and administrative expenses for the year ended December 31, 2015 was $531,000, with (i) depreciation and amortization of $120,000; (ii) stock based compensation of $176,000 related to stock option grants; (iii) common stock issued for services of $211,000; and (iii) other of $24,000.

Other Income/ Expense

Other expense for the year ended December 31, 2016 was $4,886,000 as compared to other expense of $3,524,000 for the year ended December 31, 2015. The other expense for the year ended December 31, 2016 included (i) interest expense of $817,000; (ii) loss on debt conversions of $2,890,000; (iii) change in derivative liability of $1,324,000; offset by (iv) and other income of $145,000. The change in derivative liability is the non-cash change in the fair value and relates to our derivative instruments. The non-cash interest related to the amortization of the debt discount associated with our convertible notes and accrued interest expense related to our notes payable. The loss on debt conversions related to the conversion of our notes payable at prices below the market price.

The other expense for the year ended December 31, 2015 included change in derivative liability of $1,679,000, offset by interest expense of $1,119,000, other expense of $2,003,000 and loss on class action lawsuit settlements of $2,081,000. The change in derivative liability is the non-cash change in the fair value and relates to our derivative instruments. The non-cash interest related to the amortization of the debt discount associated with our convertible notes, accrued interest expense related to our notes payable. The other expense is primarily related to the TCA funding. We accrued $2,081,000 as loss on class action lawsuits and contingent liabilities as of December 31, 2015.

Net (Loss)

Net loss for the year ended December 31, 2016 was $7,695,000 as compared to a net loss of $5,689,000 for the year ended December 31, 2015 for the reasons discussed above.

Net loss for the year ended December 31, 2016 included non-cash expense of $6,271,000, including (i) depreciation and amortization of $115,000; (ii) stock based compensation of $146,000 related to stock option grants; (iii) common stock issued for services of $285,000; (iv) the impairment of GrowLife Hydro, Inc. long-lived assets of $876,000; (v) accrued interest and amortization of debt discount on convertible notes payable of $635,000; (v) loss on debt conversions of $2,890,000; and (vi) change in derivative liability of $1,324,000.

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

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $103,000 and a net working capital deficit of approximately $4,007,000 (excluding the derivative liability- warrants of $2,702,000 as of December 31, 2016.  We expect losses to continue as we grow our business. Our cash used in operations for the years ended December 31, 2016 and 2015 was $1,212,000, $1,376,000, respectively.

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

February 1, 2017 Funding Agreements with Chicago Venture Partners, L.P.

On February 1, 2017, we closed the transactions described below with Chicago Venture Partners, L.P. (“Chicago Venture”).

Securities Purchase Agreement, Secured Promissory Notes, Membership Interest Pledge Agreement and Security Agreement

On January 9, 2017, the Company executed the following agreements with Chicago Venture: (i) Securities Purchase Agreement; (ii) Secured Promissory Notes; (iii) Membership Interest Pledge Agreement; and (iv) Security Agreement (collectively the “Chicago Venture Agreements”). The Chicago Venture Agreements are attached hereto, collectively, filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 7, 2017, and incorporated herein by reference. The Company entered into the Chicago Venture Agreements with the intent of paying its debt, in full, to TCA Global Credit Master Fund, LP (“TCA”), which included any TCA affiliates.

The total amount of funding under the Chicago Venture Agreements is $1,105,000 (the “Debt”). Each Convertible Promissory Note carries an original issue discount of $100,000 and a transaction expense amount of $5,000, for total debt of $1,105,000. The Company agreed to reserve 500,000,000 of its shares of common stock for issuance upon conversion of the Debt, if that occurs in the future. If not converted sooner, the Debt is due on or before January 9, 2018. The Debt carries an interest rate of ten percent (10%). The Debt is convertible, at Chicago Venture’s option, into the Company’s common stock at $0.009 per share subject to adjustment as provided for in the Secured Promissory Notes attached hereto and incorporated herein by this reference. As of the date of this report on Form 8-K, Chicago Venture has funded the entire amount of the Debt.

Chicago Venture’s obligation to fund the Debt was secured by Chicago Venture’s 60% interest in Typenex Medical, LLC, an Illinois corporation, as provided for in the Membership Pledge Agreement attached hereto and incorporated herein by this reference.

Payment of All TCA Obligations

On January 10, 2017, Chicago Venture, at the Company’s instruction, remitted funds of $1,495,901 to TCA in order to satisfy all debts to TCA. On or around January 11, 2017, the Company was notified by TCA that $13,540 were due to TCA in order for TCA to release its security interest in the Company’s assets. On February 1, 2017, TCA notified the Company that all funds were received and TCA would release its security interest in Company’s assets. TCA has confirmed that it is paid in full and the Company is not aware of any other obligations that the Company has as to TCA. The funds received under the Chicago Venture Agreements and previous Chicago Venture Agreements were used to pay-off TCA.

Prior Funding Agreements with Chicago Venture Partners, L.P.

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

In connection with the above agreements, the parties acknowledged and agreed that certain advisory fees previously paid to TCA as provided in the SPAs in the amount of $1,500,000 have been added and included within the principal balance of the Second Replacement Debentures. The advisory fees related to financial, merger and acquisition and regulatory services provided to us. The conversion price discount on the Second Replacement Debentures will not apply to the advisory fees added to the Second Replacement Debentures. TCA also agreed to surrender its Series B Preferred Stock in exchange for the $1,500,000 being added to the Second Replacement Debenture.

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

Operating Activities

Net cash used in operating activities for the year ended December 31, 2016 was $1,212,000. This amount was primarily related to a net loss of $7,695,000, offset by (i) an increase in inventory of $20,000; (ii) an increase in accounts payable and accrued expenses of $174,000; (iii) other of $17,000; and non-cash expenses of $6,271,000 including (i) depreciation and amortization of $115,000; (ii) stock based compensation of $146,000 related to stock option grants; (iii) common stock issued for services of $285,000; (iv) the impairment of GrowLife Hydro, Inc. long-lived assets of $876,000; (v) accrued interest and amortization of debt discount on convertible notes payable of $635,000; (v) loss on debt conversions of $2,890,000; and (vi) change in derivative liability of $1,324,000.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2016 was $1,255,000. The amount related to funding provided by Chicago Venture.

Our contractual cash obligations as of December 31, 2016 are summarized in the table below:

Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	Greater Than 5 Years
Operating leases	$130,784	$115,205	$15,579	$-	$-
Convertible notes payable	2,920,196	2,920,196	-	-	-
Capital expenditures	25,000	25,000	-	-	-
	$3,075,980	$3,060,402	$15,579	$-	$-

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The application of GAAP involves the exercise of varying degrees of judgment. On an ongoing basis, we evaluate our estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that of our significant accounting policies (see summary of significant accounting policies more fully described in Note 3 to Form 10-K for the year ended December 31, 2016), the following policies involve a higher degree of judgment and/or complexity:

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

Inventories - Inventories are recorded on a first in first out basis. Inventory consists of raw materials, purchased finished goods and components held for resale. Inventory is valued at the lower of cost or market. We record a provision for excess and obsolete inventory whenever an impairment has been identified. The reserve for inventory was $20,000 at December 31, 2016 and 2015, respectively.

Fair Value Measurements and Financial Instruments – ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  This topic also establishes a fair value hierarchy, which requires classification based on observable and unobservable inputs when measuring fair value.  The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs).

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

ITEM 9A. CONTROLS AND PROCEDURES

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our principal executive officer and principal financial officer concluded that our internal control over financial reporting were not effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with United States generally accepted accounting principles.

Pursuant to Regulation S-K Item 308(b), this Annual Report on Form 10-K does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. The effectiveness of our internal control over financial reporting as of December 31, 2016 has not been audited by SD Mayer & Associates, LLP, an independent registered public accounting firm.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. A control system, no matter how well designed and operated can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.  The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their cost.

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of December 31, 2016 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Management identified the following material weakness during its assessment of internal controls over financial reporting:

Audit Committee:

On June 3, 2014, we formed an Audit Committee and appointed an audit committee financial expert as defined by SEC and as adopted under the Sarbanes-Oxley Act of 2002. Prior to this, we did not have an Audit Committee to oversee financial reporting and used external service providers to ensure compliance with the SEC requirements. The current Audit Committee has one independent directors. We expect to expand this committee during 2017.

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

b) Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2016, there were no changes in our internal controls over financial reporting during this fiscal quarter, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There were no disclosures of any information required to be filed on Form 8-K during the three months ended December 31, 2016 that were not filed.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following changes in directors and named executive officers occurred during the year ending December 31, 2015 and 2016:

●
Marco Hegyi was appointed President on December 4, 2013 and Director on December 9, 2013. Mr. Hegyi was appointed Chairman of the Board and CEO on April 1, 2016.
●
Mark Scott was appointed Director on May 21, 2014, Chairman of the Audit Committee on June 3, 2014 and Consulting Chief Financial Officer on July 31, 2014. Mr. Scott resigned as Director and Chairman of the Audit Committee on October 18, 2015. Mr. Mark Scott was re-appointed to the Board of Directors and Secretary of GrowLife, Inc. on February 14, 2017.
●
Joseph Barnes was appointed Senior Vice President of Business Development on October 10, 2014.
●
Michael Fasci was appointed Director on October 27, 2015 and Chairman of the Audit and Compensation Committees on November 11, 2015. Mr. Fasci was appointed Secretary on April 1, 2016, which he resigned from on February 14, 2017.
●
Tara Antal was appointed Director on October 27, 2015 and resigned on March 4, 2016.
●
Brad Fretti was appointed Director on October 27, 2015 and Chairman of the Compensation Committee on November 11, 2015. Mr. Fretti resigned as Director and Chairman of the Compensation Committee on March 4, 2016.

Directors and Executive Officers

        The following table sets forth certain information about our current directors and executive officers:

Name	Age	Director/ Executive Officer

Marco Hegyi	59	Chairman of the Board, CEO, President and Nominations and Governance Committee Chairman (1)

Mark E. Scott	63	Consulting Chief Financial Officer

Michael E. Fasci	58	Director, Audit Committee Chairman and Secretary (2)(3)

Joseph Barnes	44	Senior Vice President of Business Development

* Independent director
(1) Member of the Audit Committee.
(2) Member of the Compensation Committee.
(3) Member of the Nominations and Governance Committee.

All directors hold office until their successors are duly appointed or until their earlier resignation or removal.

Marco Hegyi – Mr. Hegyi joined GrowLife as its President on December 4, 2013 and a Member of its Board of Directors on December 9, 2013 and was appointed as Chairman of the Nominations and Governance Committee and a member of the Compensation Committee on June 3, 2014.  Mr. Hegyi was appointed as CEO and Chairman of GrowLife effective on April 1, 2016. Mr. Hegyi has served as an independent director of Visualant, Inc. since February 14, 2008 and as Chairman of the Board from May 2011, and served at the Chairman of the Audit and Compensation committees until his departure on February 2015. Previously, Mr. Hegyi was a principal with the Chasm Group from 2006 to January 2014, where he has provided business consulting services.  As a management consultant, Mr. Hegyi applied his extensive technology industry experience to help early-stage companies and has been issued 10 US patents.

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

Michael E. Fasci – Mr. Fasci joined GrowLife as a Member of its Board of Directors on October 27, 2015 and was appointed Audit Committee Chairman on November 11, 2015. On April 1, 2016, Mr. Fasci was appointed as the Secretary of the Company, but resigned on February 14, 2017. Mr. Fasci is a 30-year veteran in the finance sector having served as an officer and director of many public and private companies.  Mr. Fasci is a seasoned operator across various industries and has served in both CEO and CFO capacities for both growth and turnaround situations. Mr. Fasci began his career as a field engineer and then manager of various remediation filtration and environmental monitoring projects globally before focusing his efforts on the daily operations, accounting and financial reporting and SEC compliance of the numerous companies he has served.  Mr. Fasci resides in East Taunton, Massachusetts and studied Electrical Engineering at Northeastern University and maintains his qualification as an Enrolled Agent of the Internal Revenue Service.

Mr. Fasci was appointed to the Board of Directors based on his financial, SEC and governance skills.

Mark E. Scott – Mr. Mark Scott was re-appointed to the Board of Directors and Secretary of GrowLife, Inc. on February 14, 2017. Mr. Scott was previously a member of the Board of Directors and Secretary of GrowLife, Inc. from May 2014 until his resignation on October 18, 2015. Mr. Scott was appointed our Consulting Chief Financial Officer on July 31, 2014.

Mr. Scott served as (i) Chief Financial Officer, Secretary and Treasurer of Visualant, Inc., from May 2010 to August 31, 2016. Mr. Scott was Chief Financial Officer of U.S. Rare Earths, Inc., a consulting position he held December 19, 2011 to April 30, 2014 and Chief Financial Officer of Sonora Resources Corporation, a consulting position he held from June 15, 2011 to August 31, 2014. Also, Mr. Scott was Chief Financial Officer, Secretary and Treasurer of WestMountain Gold from February 28, 2011 to December 31, 2013 and was a consultant from December 2010 to February 27, 2011. Mr. Scott previously served as Chief Financial Officer and Secretary of IA Global, Inc. from October 2003 to June 2011. Mr. Scott also provides consulting services to other non-public entities from time to time. Mr. Scott has significant financial, capital market and relations experience in public and private microcap companies.   Mr. Scott is a certified public accountant and received a Bachelor of Arts in Accounting from the University of Washington.

Mr. Scott was appointed to the Board of Directors based on his financial, SEC and governance skills.

Joseph Barnes- Mr. Barnes was appointed Senior Vice President of Business Development for GrowLife, Inc. on October 10, 2014. Mr. Barnes works from our Avon (Vail), Colorado store. Mr. Barnes joined GrowLife in 2010 and is responsible for all national sales operations including direct sales, retail and e-commerce. He led the sales team that recorded sales in 2014 of more than $8 million, a 100% increase from the previous year.

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

Except as follows, based solely on a review of copies of reports furnished to us, as of December 31, 2016 our executive officers, directors and 10% holders complied with all filing requirements.

Person	Filing Type	Transaction Date	Required File Date	Actual File Date
Michael E. Fasci	4	5/25/2016	5/27/2016	5/31/2016
Marco Hegyi	4	10/21/2017	10/2/2016	10/25/2016

CANX and Logic Works Ownership

On July 10, 2014, we entered into a Waiver and Modification Agreement, Amended and Restated Joint Venture Agreement, Secured Credit Facility and Secured Convertible Note with CANX, and Logic Works LLC, a lender and shareholder of the Company.

CANX does not consider itself a beneficial owner due to its position that it has a 4.99% ownership limit. CANX further disclaims it has acted as a control group with Logic Works Therefore, CANX has not made any Section 16(a) filings. Likewise, at this time, we do not consider CANX a control party under SEC Rules.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of Compensation Program

This Compensation Discussion and Analysis describes the material elements of compensation awarded to, earned by or paid to each of our executive officers named in the Compensation Table on page 26 under “Remuneration of Executive Officers” (the “Named Executive Officers”) who served during the year ended December 31, 2016. This compensation discussion primarily focuses on the information contained in the following tables and related footnotes and narrative for the last completed fiscal year. We also describe compensation actions taken after the last completed fiscal year to the extent that it enhances the understanding of our executive compensation disclosure. The principles and guidelines discussed herein would also apply to any additional executive officers that the Company may hire in the future.

The Compensation Committee of the Board has responsibility for overseeing, reviewing and approving executive compensation and benefit programs in accordance with the Compensation Committee’s charter.  The member of the Compensation Committee is Michael E. Fasci. We expect to appoint two independent Directors to serve on the Compensation Committee during 2017.

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

Setting Executive Compensation

The Compensation Committee believes that compensation for the Company’s executive officers must be managed to what we can afford and in a way that allows for us to meet our goals for overall performance. During 2016 and 2015, the Compensation Committee and the Board compensated its Chief Executive Officers, President and Chief Financial Officer at the salaries indicated in the compensation table. This compensation reflected the financial condition of the Company. The Compensation Committee does not use a peer group of publicly-traded and privately-held companies in structuring the compensation packages.

Executive Compensation Components for the Year Ended December 31, 2016

The Compensation Committee did not use a formula for allocating compensation among the elements of total compensation during the year that ended December 31, 2016. The Compensation Committee believes that in order to attract and retain highly effective people it must maintain a flexible compensation structure. For the year that ended December 31, 2016, the principal components of compensation for named executive officers were base salary.

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

Performance-Based Incentive Compensation

The Compensation Committee believes incentive compensation reinforces performance objectives, rewards superior performance and is consistent with the enhancement of stockholder value. All of the Company’s Named Executive Officers are eligible to receive performance-based incentive compensation. The Compensation Committee did not recommend or approve payment of any performance-based incentive compensation to the Named Executive Officers during the year ended December 31, 2016 based on our financial condition.

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

The Named Executive Officers received stock option grants and warrants during the year ended December 31, 2016 as outlined below.

Retirement and Other Benefits

We have no other retirement, savings, long-term stock award or other type of plans for the Named Executive Officers.

Perquisites and Other Personal Benefits

During the year ended December 31, 2016, we provided the Named Executive Officers with medical insurance. The Company paid $10,273 in life insurance for Mr. Hegyi and $9,755 in insurance for Mr. Scott. No other perquisites or other personal benefits were provided to Named Executive Officers. The committee expects to review the levels of perquisites and other personal benefits provided to Named Executive Officers annually.

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

THE COMPENSATION COMMITTEE

Michael E. Fasci (Chairman)

EXECUTIVE COMPENSATION

REMUNERATION OF EXECUTIVE OFFICERS

The following table provides information concerning remuneration of the chief executive officer, the chief financial officer and another named executive officer for the years ended December 31, 2016 and 2015:

Summary Compensation Table

					Non-EquityIncentive
				Stock	Plan	Option	Other
		Salary	Bonus	Awards	Compensation	Awards	Compensation	Total
Principal Position		($)	($)	($) (1)	($)	($)	($)	($)
Marco Hegyi, President and Director (2)	12/31/2016	$250,000	$-	$-	$-	$-	$34,231	$284,231
	12/31/2015	$250,000	$-	$-	$-	$-	$8,561	$258,561

Mark E. Scott, Consulting Chief Financial Officer (3)	12/31/2016	$156,250	$-	$60,000	$-	$-	$9,755	$226,005
	12/31/2015	$156,250	$-	$-	$-	$7,312	$-	$163,562

Joseph Barnes, Senior Vice President of Business	12/31/2016	$120,000	$-	$-	$-	$-	$-	$120,000
Development (4)	12/31/2015	$90,000	$-	$-	$-	$-	$-	$90,000

(1) For 2013, reflects the aggregate grant date fair value of stock awards granted during the relevant fiscal year calculated in accordance with FASB ASC Topic 718 as reflected in the terms of the August 12, 2012 Compensation Plan. For 2014, these amounts reflect the grant date market value as required by Regulation S-K Item 402(n)(2), computed in accordance with FASB ASC Topic 718.

(2) Mr. Hegyi was paid a salary of $250,000 during the year ended December 31, 2016 and $250,000 (cash salary of $203,500 and accrued salary of $46,500) during the year ended December 31, 2015. This 2015 accrual was based on the tight cash flow of the Company and agreed to by Mr. Hegyi, but there was no formal deferral agreement. There was no accrued interest paid on the unpaid salary.

On April 15, 2016, an entity controlled by Marco Hegyi converted $20,000 of accrued salary into 1,000,000 shares of our common stock at the market price of $0.020 per share. On October 12, 2016, an entity controlled by Marco Hegyi converted $40,000 of accrued salary into 4,000,000 shares of our common stock at the market price of $0.010 per share. The shares were valued at the fair market price of $0.01 per share.

We paid life insurance of $10,273 and $8,561 for Mr. Hegyi during the years ended December 31, 2016 and 2015, respectively. On October 21, 2016, Mr. Hegyi received a Warrant to purchase up to 10,000,000 shares of our common stock at an exercise price of $0.01 per share. In addition, Mr. Hegyi received Warrants to purchase up to 10,000,000 shares of our common stock at an exercise price of $0.01 per share which vest on October 21, 2017 and 2018. The Warrants are exercisable for 5 years. The warrants were valued at $390,000 and we recorded $23,958 of compensation expense for the warrants that had vested as of December 31, 2016.

(3) Mark E. Scott was appointed consulting Chief Financial Officer on July 31, 2014. Mr. Scott was paid a consulting fee of $156,250 during the year ended December 31, 2016 and $156,250 (cash salary of $105,000 and accrued salary of $51,250 during the year ended December 31, 2015. This accrual was based on the tight cash flow of the Company and agreed to by Mr. Scott, but there was no formal deferral agreement. There was no accrued interest paid on the unpaid consulting fee.

On January 4, 2016, an entity controlled by Mr. Scott converted $30,000 of accrued consulting fees and expenses into 3,000,000 shares of our common stock at the market price $0.010 per share. On October 21, 2016, an entity controlled by Mr. Scott converted $40,000 in accrued consulting and expenses into 4,000,000 shares of our common stock at $0.01 per share. The price per share was based on the thirty-day trailing average.

Mr. Scott was reimbursed $9,755 for insurance expenses during the year ended December 31, 2016. On October 21, 2016, Mr. Scott was granted 6,000,000 shares of the Company’s common stock at $0.01 per share or $60,000. The price per share was based on the thirty-day trailing average. An entity controlled by Mr. Scott had a two million share stock option that was previously issued vest on April 18, 2016 upon the Company securing a market maker with an approved 15c2-11 resulting in the Company’s relisting on OTCBB. The option was valued at $7,312.

Grants of Stock Based Awards during the year ended December 31, 2016

The Compensation Committee approved the following performance-based incentive compensation to the Named Executive Officers for the year ended December 31, 2016:

			Estimated Future Payouts Under			Estimated Future Payouts Under		Stock Awards;	Number of
			Non-Equity Incentive Plan			Equity Incentive Plan		Number of	Securities	Exercise or	Grant Date
			Awards			Awards		Shares of	Underlying	Base Price of	Fair Value of
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	Stock or Units	Options	Option Awards	Stock and
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh) (1)	Option Awards
Marco Hegyi	-	$-	-	$-	-	-	-	-	-	$-	$-

Mark E. Scott (2)	-	$-	-	$-	-	-	-	6,000,000	-	$0.010	$60,000

Joseph Barnes	-	$-	-	$-	-	-	-	-	-	$-	$-

(1) These amounts reflect the grant date market value as required by Regulation S-K Item 402(n)(2), computed in accordance with FASB ASC Topic 718.

(2)     On October 21, 2016, an entity controlled by Mr. Scott, our Chief Financial Officer, was granted 6,000,000 shares of our common stock at $0.01 per share. The price per share was based on the thirty-day trailing average.

Outstanding Equity Awards as of December 31, 2016

The Named Executive Officers had the following outstanding equity awards as of December 31, 2016:

	Option Awards					Stock Awards
	Number of	Number of	Number of					Number of	Market or
	Securities	Securities	Securities			Number of	Market Value	Unearned Shares,	Payout Value of
	Underlying	Underlying	Underlying			Shares or Units	of Shares or	Units or Other	Unearned Shares,
	Unexercised	Unexercised	Unexercised	Option		of Stock	Units of	Rights That	Units, or Other
	Options	Options	Unearned	Exercise	Option	That Have Not	Stock That	Have Not	Rights That Have
	Exercisable	Unexerciseable	Options	Price	Expiration	Vested	Have Not Vested	Vested	Not Vested
Name	(#)	(#)	(#)	($) (1)	Date	(#)	($)	(#)	($)
Marco Hegyi (2)	-	-	-	$-		-	$-	-	$-

Mark E. Scott (3)	1,777,778	2,222,222	-	$0.01	7/30/2019	-	$-	-	$-

Joseph Barnes (4)	6,500,000	1,500,000	-	$0.01	10/9/2019	-	$-	-	$-

(1) These amounts reflect the grant date market value as required by Regulation S-K Item 402(n)(2), computed in accordance with FASB ASC Topic 718.

(2)     On October 21, 2016, an entity controlled by Mr. Scott cancelled stock option grants totaling 12,000,000 shares of our common stock at $0.01 per share. An entity controlled by Mr. Scott has an additional 2,000,000 share stock option grant which continues to vest monthly over 36 months and a 2,000,000 share stock option grant which vests upon the achievement of certain performance goals related to acquisitions.

(3)     Mr. Barnes stock option grant consists of 6,500,000 shares of our common stock which vest quarterly over three years beginning October 1, 2014 and 2,000,000 shares of our common stock that vested October 10, 2014. On October 12, 2016, we amended the exercise price of the stock option grants for Mr. Barnes to $0.010 per share.

Option Exercises and Stock Vested for the year ended December 31, 2016

Mr. Hegyi, Scott and Barnes did not have any option exercised or stock that vested during the year ended December 31, 2016.

Pension Benefits

We do not provide any pension benefits.

Nonqualified Deferred Compensation

We do not have a nonqualified deferral program.

Employment and Consulting Agreements

Employment Agreement with Marco Hegyi

On October 21, 2016, we entered into Agreement with Marco Hegyi pursuant to which the Company engaged Mr. Hegyi as its Chief Executive Officer through October 20, 2018. Mr. Hegyi’s previous Employment Agreement was dated December 4, 2013 and which was set to expire on December 4, 2016.

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

Mr. Hegyi will be entitled to participate in all group employment benefits that are offered by us to our senior executives and management employees from time to time, subject to the terms and conditions of such benefit plans, including any eligibility requirements. In addition, we will purchase and maintain during the Term an insurance policy on Mr. Hegyi’s life in the amount of $2,000,000 payable to Mr. Hegyi’s named heirs or estate as the beneficiary.

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

If there has been a “Change in Control” and the Company (or its successor or the surviving entity) terminates Mr. Hegyi’s employment without Cause as part of or in connection with such Change in Control (including any such termination occurring within one (1) month prior to the effective date of such Change in Control), then in addition to the benefits set forth above, Mr. Hegyi will be entitled to (i) an increase of $300,000 in his annual base salary amount (or an additional $25,000 per month) through the end of the Term; plus (ii) a gross-up in the annual base salary amount each year to account for and to offset any tax that may be due by Mr. Hegyi on any payments received or to be received by Mr. Hegyi under this Agreement that would result in a “parachute payment” as described in Section 280G of the Internal Revenue Code of 1986, as amended. If we (or its successor or the surviving entity) terminate Mr. Hegyi’s employment without Cause within twelve (12) months after the effective date of any Change in Control, or if Mr. Hegyi terminates his employment for Good Reason within twelve (12) months after the effective date of any Change in Control, then in addition to the benefits set forth above, Mr. Hegyi will be entitled to (i) an increase of $300,000 in his annual base salary amount (or an additional $25,000 per month), which increased annual base salary amount shall be paid for the remainder of the Term or for two (2) years following the Change in Control, whichever is longer; (ii) a gross-up in the annual base salary amount each year to account for and to offset any tax that may be due by Mr. Hegyi on any payments received or to be received by Mr. Hegyi under this Letter Agreement that would result in a “parachute payment” as described in Section 280G of the Internal Revenue Code of 1986, as amended; (iii) payment of Mr. Hegyi’s annual bonus amount as set forth above for each year during the remainder of the Term or for two (2) years following the Change in Control, whichever is longer; and (iv) health insurance coverage provided for and paid by the Company for the remainder of the Term or for two (2) years following the Change in Control, whichever is longer.

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

i	Two million shares vest immediately upon securing a market maker with an approved 15c2-11 resulting in our relisting on OTCBB (earned as of February 18, 2016);

ii	Two million shares vest immediately upon the successful approval and effectiveness of our S-1 (not earned as of December 31, 2016);

iii	Two million shares vest immediately upon our resolution of the class action lawsuits (earned as of August 17, 2015); and,

iv	Ten million shares will vest on a monthly basis over a period of three years beginning on the July 1, 2014.
On October 21, 2016, Mr. Scott cancelled stock option grants totaling 12,000,000 shares of our common stock at $0.01 per share. Mr. Scott has an additional 2,000,000 share stock option grant which continues to vest monthly over 36 months and a 2,000,000 share stock option grant which vests upon the achievement of certain performance goals related to acquisitions.

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

Per the terms of the Barnes Agreement, Mr. Barnes’s compensation is $90,000 on an annual basis. On January 1, 2016, Mr. Barnes salary was increased to $120,000 per year. Mr. Barnes received a bonus of $6,500 and is also entitled to receive a quarterly bonus based on growth of our growth margin dollars. No quarterly bonuses were earned under this Promotion Letter. Mr. Barnes was granted an option to purchase eight million shares of our common stock under our 2011 Stock Incentive Plan at $0.050 per share. The shares vest as follows:

i	Two million shares vested immediately;

iv	Six million shares vest on a monthly basis over a period of three years beginning on the date of grant.
On October 12, 2016, we amended the exercise price of the stock option grants for Mr. Barnes to $0.010 per share.

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

Potential Payments upon Termination or Change in Control

The Company’s Employment Agreement with Marco Hegyi has provisions providing for severance payments as detailed below.

		Early	Not For Good	Change in
Executive	For Cause	or Normal	Cause	Control	Disability
Payments Upon	Termination	Retirement	Termination	Termination	or Death
Separation	on 12/31/16	on 12/31/16	on 12/31/16	on 12/31/16	on 12/31/16
Compensation:
Base salary (1)	$-	$-	$468,750	$600,000	$-
Performance-based incentive
compensation	$-	$-	$-	$-	$-
Stock options	$-	$-	$-	$-	$-

Benefits and Perquisites:
Health and welfare benefits	$-	$-	$-	$-	$-
Accrued vacation pay	$-	$-	$-	$-	$-

Total	$-	$-	$468,750	$600,000	$-

(1)
Reflects amounts to be paid upon termination without cause and upon termination in a change of control, less any months worked.

Mr. Scott and Mr. Barnes currently do not have amounts to be paid upon termination without cause and upon termination in a change of control. There outstanding stock options vests fully vest under certain conditions.

DIRECTOR COMPENSATION

We primarily use stock options grants to incentive compensation to attract and retain qualified candidates to serve on the Board. This compensation reflected the financial condition of the Company. In setting director compensation, we consider the significant amount of time that Directors expend in fulfilling their duties to the Company as well as the skill-level required by our members of the Board. During year ended December 31, 2016, Marco Hegyi did not receive any compensation for his service as director. The compensation disclosed in the Summary Compensation Table on page 36 represents the total compensation.

Director Summary Compensation

				Non-Equity	Non-Qualified
	Fees Earned			Incentive	Deferred
	or Paid in			Plan	Compensation	Other
	Cash	Stock	Option	Compensation	Earnings	Compensation
Name	$	Awards (1)	Awards	($)	$	($)	Total
Marco Hegyi	$-	$-	$-	$-	$-	$-	$-

Michael E. Fasci (2)	-	65,000	-	-	-	-	65,000

Tara Antal (3)	-	-	-	-	-	-	-

Brad Fretti (4)	-	-	-	-	-	-	-

	$-	$65,000	$-	$-	$-	$-	$65,000

(1) These amounts reflect the grant date market value as required by Regulation S-K Item 402(n)(2), computed in accordance with FASB ASC Topic 718.

(2) On January 27, 2016, we issued 1,500,000 shares of its common stock to Michael E. Fasci pursuant to a service award for $15,000. The shares were valued at the fair market price of $0.01 per share. On May 25, 2016, we issued 2,500,000 shares of its common stock to Michael E. Fasci pursuant to a service award for $50,000. The shares were valued at the fair market price of $0.02 per share.

(3)     Ms. Antal resigned as a director on March 4, 2016. She did not receive any compensation as a director.

(4)     Mr. Fretti resigned as a director on March 4, 2016. He did not receive any compensation as a director.

Compensation Paid to Board Members

Our independent non-employee directors are not compensated in cash.  The only compensation has been in the form of stock awards. There is no stock compensation plan for independent non-employee directors. There was no Director compensation during the year ended December 31, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of our common stock as of December 31, 2016 by:

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

Unless otherwise indicated below, each beneficial owner named in the table has sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. The address of each beneficial owner is 5400 Carillon Point, Kirkland, WA 98033 and the address of more than 5% of common stock is detailed below.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percentage (1)
Directors and Named Executive Officers
Marco Hegyi (2)	40,000,000	2.4%
Mark E. Scott (3)	14,777,778	0.9%
Michael E. Fasci (4)	5,500,000	*
Joseph Barnes (5)	6,800,000	*
Total Directors and Officers (4 in total)	67,077,778	4.1%

* Less than 1%.

(1)
Based on 1,656,120,083 shares of common stock outstanding as of December 31, 2016.

(2) Reflects the shares beneficially owned by Marco Hegyi, including warrants to purchase 35,000,000 shares of our common stock at $0.01 per share/

(3) Reflects the shares beneficially owned by Mark E. Scott, including stock option grants totaling 1,777,778 shares that Mr. Scott has the right to acquire in sixty days.

(4) Reflects the shares beneficially owned by Michael E. Fasci.

(5) Reflects the shares beneficially owned by Joseph Barnes, including stock option grants totaling 6,500,000 shares that Mr. Barnes has the right to acquire in sixty days.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number	Percentage
CANX USA LLC (1)
410 South Rampart Blvd., Suite 350	540,000,000	24.6%
Las Vegas, NV 89145		(Capped at
		4.99%)

Logic Works LLC (2)	92,774,167	5.3%
9616 Emeraude Avenue		(Capped at
Las Vegas, NV 89147		4.99%)

(1)           Reflects a warrant to purchase common stock totaling 540,000,000 beneficially owned by CANX USA LLC. CANX does not consider themselves a control group based on the individual ownership and legal structure of CANX. Each owner has a 4.99% ownership limit and the owners cannot act as a control group.

(2) Reflects 92,774,167 shares beneficially owned by Logic Works LLC related to Convertible Notes. Logic Works does not consider themselves a control group because Logic Works has a 4.99% ownership limit.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

On October 12, 2016, the Company issued 4,000,000 shares of its common stock to an entity affiliated with Marco Hegyi, our Chief Executive Officer, pursuant to a conversion of debt for $40,000. The shares were valued at the fair market price of $0.01 per share.

On October 21, 2016, we entered into Agreement with Marco Hegyi pursuant to which the Company engaged Mr. Hegyi as its Chief Executive Officer through October 20, 2018. Mr. Hegyi’s previous Employment Agreement was dated December 4, 2013 and which is set to expire on December 4, 2016. Mr. Hegyi received a Warrant to purchase up to 10,000,000 shares of our common stock at an exercise price of $0.01 per share. In addition, Mr. Hegyi received Warrants to purchase up to 10,000,000 shares of our common stock at an exercise price of $0.01 per share which vest on October 21, 2017 and 2018. The Warrants are exercisable for 5 years.

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

On October 21, 2016, Mr. Scott cancelled stock option grants totaling 12,000,000 shares of our common stock at $0.01 per share. Mr. Scott has an additional 2,000,000 share stock option grant which continues to vest monthly over 36 months and a 2,000,000 share stock option grant which vests upon the achievement of certain performance goals related to acquisitions.

On October 21, 2016, Mr. Scott, the Company’s Chief Financial Officer, converted $40,000 in deferred compensation into 4,000,000 shares of our common stock at $0.01 per share. The price per share was based on the thirty-day trailing average.

On October 21, 2016, Mr. Scott, the Company’s Chief Financial Officer, was granted 6,000,000 shares of our common stock at $0.01 per share. The price per share was based on the thirty-day trailing average.

Transactions with Michael E. Fasci

On January 27, 2016, we issued 1,500,000 shares of its common stock to Michael Fasci, a member of the Board of Directors, for director services. The shares were valued at the fair market price of $0.01 per share.

On May 25, 2016, we issued 2,500,000 shares of its common stock to Michael Fasci, a member of the Board of Directors, for director services. The shares were valued at the fair market price of $0.02 per share.

On October 21, 2016, we entered into a Consulting Agreement with an entity controlled by Michael E. Fasci, a Director. Mr. Fasci is to provide services related to lender management, financing and acquisitions. Mr. Fasci’s compensation is 2,000,000 shares of our common stock valued at $0.01 per share and to be issued on April 21, 2017 and October 21, 2017.

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

Director Independence

The Board has affirmatively determined that Michael E. Fasci is independent as of December 31, 2016.  For purposes of making that determination, the Board used NASDAQ’s Listing Rules even though the Company is not currently listed on NASDAQ. The Board expects to appoint independent directors during 2017 so that the majority of the Directors are independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Committee Pre-Approval Policy

The Audit Committee has established a pre-approval policy and procedures for audit, audit-related and tax services that can be performed by the independent auditors without specific authorization from the Audit Committee subject to certain restrictions. The policy sets out the specific services pre-approved by the Audit Committee and the applicable limitations, while ensuring the independence of the independent auditors to audit the Company's financial statements is not impaired. The pre-approval policy does not include a delegation to management of the Audit Committee’s responsibilities under the Exchange Act. During the year ended December 31, 2016, the Audit Committee pre-approved all audit and permissible non-audit services provided by our independent auditors.

Service Fees Paid to the Independent Registered Public Accounting Firm

On July 13, 2016, we dismissed PMB Helin Donovan LLP as our independent registered public accounting firm. On July 13, 2016 we engaged the services of SD Mayer and Associates, LLP as our new independent registered public accounting firm to audit our consolidated financial statements as of December 31, 2016 and 2015 and for the years then ended. The decision to change accountants was approved by our Audit Committee.

The following is the breakdown of aggregate fees paid for the last two fiscal years:

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015
Audit fees	$52,500	$67,225
Audit related fees	10,000	26,480
Tax fees	20,355	-
All other fees	12,500	6,050

	$95,355	$99,755

- “Audit Fees” are fees paid for to PMB for professional services for the audit of our financial statements.

- “Audit-Related fees” are fees paid to Mayer for professional services not included in the first two categories, specifically, SAS 100 reviews, SEC filings and consents, and accounting consultations on matters addressed during the audit or interim reviews, and review work related to quarterly filings.

- “Tax Fees” are fees primarily for tax compliance paid to PMB and Mayer in connection with filing US income tax returns.

- “All other fees were paid to PMB related to the review of registration statements on Form S-1.

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

3.1
Certificate of Incorporation. Filed as an exhibit to the Company’s Form 10-SB General Form for Registration of Securities of Small Business Issuers filed with the SEC on December 7, 2007, and hereby incorporated by reference.

3.2	Amended and Restated Bylaws. Filed as an exhibit to the Company’s Form 8-K filed with the SEC on June 9, 2014, and hereby incorporated by reference.

3.3
Second Amended and Restated Bylaws of GrowLife, Inc. dated October 16, 2015. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on October 26, 2015, and hereby incorporated by reference.

3.4	Certificate of Designation for Series B Preferred Stock. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on October 29, 2015, and hereby incorporated by reference.

3.5	Certificate of Designation for Series C Preferred Stock. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on October 29, 2015, and hereby incorporated by reference.

4.1	GrowLife, Inc. 2011 Stock Incentive Plan filed as an exhibit to the Company’s Registration Statement on Form S-1 filed with the SEC on June 8, 2011, and hereby incorporated by reference.

10.1	Form of 7% Convertible Note. Filed as an exhibit to the Company’s Form 8-K and filed with the SC on October 11, 2013, and hereby incorporated by reference.

10.2
Joint Venture Agreement dated November 19, 2013 by and between GrowLife, Inc. and CANX USA LLC. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on November 21, 2013, and hereby incorporated by reference.

10.3	Warrant Agreement by and between GrowLife, Inc. and CANX USA LLC. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on November 21, 2013, and hereby incorporated by reference.

10.4
Commercial Lease Agreement dated March 8, 2013 by and between Evergreen Garden Center LLC and William C. Rowell Family Limited Partnership for our Portland, Maine store. Filed as an exhibit to the Company’s Form 10-K dated December 31, 2014 and filed with the SEC on September 30, 2015, and incorporated by reference.

10.5
Lease dated October 21, 2013 by and between GrowLife Hydroponics, Inc. and Stone Creek Business Center Ltd. for our Avon (Vail), Colorado store. Filed as an exhibit to the Company’s Form 10-K dated December 31, 2014 and filed with the SEC on September 30, 2015, and incorporated by reference.

10.6
Warrant related to CANX USA LLC Joint Development Agreement dated November 19, 2013. Filed as an exhibit to the Company’s Form 10-K and filed with the SEC on November 21, 2014, and hereby incorporated by reference.

10.7	Employment Agreement for Marco Hegyi dated December 4, 2013. Attached as an exhibit to the Company’s Form 8-K/A and filed with the SEC on June 20, 2014, and hereby incorporated by reference.

10.8	Amended Employment Agreement for Marco Hegyi dated June 20, 2014. Attached as an exhibit to the Company’s Form 8-K and filed with the SEC on June 20, 2014, and hereby incorporated by reference.

10.9
Consulting Letter by and between GrowLife, Inc. and Mark Scott Consulting Letter dated July 31, 2014. Filed as an exhibit to the Company’s Form 8-K filed with the SEC on August 6, 2014, and hereby incorporated by reference.

10.10
Waiver and Modification Agreement dated June 25, 2014 by and between GrowLife, Inc. and Logic Works LLC. Filed as an Exhibit to the Company’s Form 8-K/A and filed with the SEC on August 18, 2014, and hereby incorporated by reference.

10.11
Amended and Restated Joint Venture Agreement dated July 1, 2013 by and between GrowLife, Inc. and CANX USA LLC. Filed as an Exhibit to the Company’s Form 8-K/A and filed with the SEC on August 18, 2014, and hereby incorporated by reference.

10.12
Secured Credit Facility and Secured Convertible Note dated June 25, 2014 by and between GrowLife, Inc. and Logic Works LLC. Filed as an Exhibit to the Company’s Form 8-K/A and filed with the SEC on August 18, 2014, and hereby incorporated by reference.

10.13
Closing Certificate dated July 10, 2014 by and between GrowLife, Inc. and CANX USA LLC and Logic Works LLC. Filed as an Exhibit to the Company’s Form 8-K/A and filed with the SEC on August 18, 2014, and hereby incorporated by reference.

10.14	Form of Warrant by and between GrowLife, Inc. and CANX USA LLC. Filed as an exhibit to the Company’s Form 8-K/A and filed with the SEC on August 18, 2014, and hereby incorporated by reference.

10.15
Settlement Agreement and Waiver of Default dated June 19, 2014 by and between GrowLife, Inc. and Forglen LLC. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on July 18, 2014, and hereby incorporated by reference.

10.16	Joseph Barnes Promotion Letter dated October 10, 2014. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on October 14, 2014, and hereby incorporated by reference.

10.17	Notice of Settlement Agreement dated February 9, 2015. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on February 12, 2015, and hereby incorporated by reference.

10.18
Stipulation and Agreement of Compromise, Settlement and Release of the Derivative Actions dated April 6, 2015. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on June 17, 2015, and hereby incorporated by reference.

10.19
Securities Purchase Agreement, dated July 9, 2015, entered into by and between GrowLife, Inc., its subsidiaries and TCA Global Credit Master Fund LP. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on July 16, 2015, and hereby incorporated by reference.

10.20
Senior Secured, Convertible, Redeemable Debenture entered into by and between GrowLife, Inc. and TCA Global Credit Master Fund LP. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on July 16, 2015, and hereby incorporated by reference.

10.21
Form of Security Agreement entered into by and between GrowLife, Inc. and its subsidiaries, respectively, and TCA Global Credit Master Fund LP. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on July 16, 2015, and hereby incorporated by reference.

10.22
Form of Guaranty Agreement entered into by and between GrowLife, Inc.’s subsidiaries, respectively, and TCA Global Credit Master Fund LP. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on July 16, 2015, and hereby incorporated by reference.

10.23
Form of Pledge Agreement entered into by and between GrowLife, Inc. and TCA Global Credit Master Fund LP. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on July 16, 2015, and hereby incorporated by reference.

10.24
Intercreditor Agreement, dated July 9, 2015, entered into by and between GrowLife, Inc., its subsidiaries, Logic Works LLC and TCA Global Credit Master Fund LP. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on July 16, 2015, and hereby incorporated by reference.

10.25
Intercreditor Agreement, dated July 9, 2015, entered into by and between GrowLife, Inc., its subsidiaries, Logic Works LLC and TCA Global Credit Master Fund LP. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on July 16, 2015, and hereby incorporated by reference.

10.26
Securities Purchase Agreement dated August 6, 2015 and entered into by and between GrowLife, Inc., its subsidiaries and TCA Global Credit Master Fund LP. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on August 12, 2015, and hereby incorporated by reference.

10.27
Senior Secured Convertible Redeemable Debenture dated August 6, 2015 and entered into by and between GrowLife, Inc., its subsidiaries and TCA Global Credit Master Fund LP. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on August 12, 2015, and hereby incorporated by reference.

10.28
Committed Equity Facility dated August 6, 2015 entered into by and between GrowLife, Inc. and TCA Global Credit Master Fund LP. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on August 12, 2015, and hereby incorporated by reference.

10.29
Registration Rights Agreement dated August 6, 2015 entered into by and between GrowLife, Inc. and TCA Global Credit Master Fund LP. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on August 12, 2015, and hereby incorporated by reference.

10.30
Authorization Agreement dated August 6, 2015 entered into by and between GrowLife, Inc., its subsidiaries and TCA Global Credit Master Fund LP. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on August 12, 2015, and hereby incorporated by reference.

10.31
Amended and Restated Securities Purchase Agreement, dated October 27, 2015, entered into by and among GrowLife, Inc., its subsidiaries, and TCA Global Credit Master Fund LP. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on October 29, 2015, and hereby incorporated by reference.

10. 32
Amended and Restated Senior Secured, Convertible, Redeemable Debenture, dated October 27, 2015, entered into by and between GrowLife, Inc. and Purchaser. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on October 29, 2015, and hereby incorporated by reference.

10.33	Amendment to Employment Agreement by and between GrowLife Inc. and Marco Hegyi dated January 25, 2016 but effective December 18, 2015.

10.34
Securities Purchase Agreement, dated April 5, 2016, entered into by and among GrowLife, Inc., and
Chicago Venture Partners, LP Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on April 11, 2016, and hereby incorporated by reference.

10.35
Convertible Promissory Note, dated April 5, 2016, entered into by and between GrowLife, Inc. and Chicago Venture Partners, LP. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on April 11, 2016, and hereby incorporated by reference.

10.36
Form of Secured Investor Note, dated April 5, 2016, entered into by and between GrowLife, Inc. and Chicago Venture Partners, LP. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on April 11, 2016, and hereby incorporated by reference.

10.37
Waiver Agreement, dated April 11, 2016, by and between GrowLife, Inc. and TCA Global Credit Master Fund, LP. Filed as an exhibit to the Company’s Registration Statement on Form S-1 filed with the SEC on July 11, 2016, and hereby incorporated by reference.

10.38
First Amendment to Securities Purchase Agreement, effective as of May 4, 2016, entered into by and among GrowLife, Inc., its subsidiaries, and TCA Global Credit Master Fund LP. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on May 9, 2016, and hereby incorporated by reference.

10.39
Second Replacement Debenture A, dated May 4, 2016, entered into by and between GrowLife, Inc. and TCA Global Credit Master Fund, LP. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on May 9, 2016, and hereby incorporated by reference.

10.40	Second Replacement Debenture B, dated May 4, 2016, entered into by and between GrowLife, Inc. and TCA Global Credit Master Fund, LP. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on May 9, 2016, and hereby incorporated by reference.

10.41	Debt Purchase Agreement, dated June 9, 2016, entered into by and between TCA Global Credit Master Fund, LP, Old Main Capital, LLC and GrowLife, Inc. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on June 16, 2016, and hereby incorporated by reference.

10.42	Exchange Agreement, dated June 9, 2016, entered into by and among Old Main Capital, LLC and GrowLife, Inc. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on June 16, 2016, and hereby incorporated by reference.

10.43	10% Senior Convertible Promissory Note, dated June 9, 2016, entered into by and among Old Main Capital, LLC and GrowLife, Inc. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on June 16, 2016, and hereby incorporated by reference.

10.44	Option Agreement, dated June 8, 2016, entered into by and among TCA Global Credit Master Fund, LP and Old Main Capital, LLC. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on June 16, 2016, and hereby incorporated by reference.

10.45	Advisory Services Agreement, dated September 27, 2015, entered into by and GrowLife, Inc. and TCA Global Credit Master Fund, LP. Filed as an exhibit to the Company’s Registration Statement on Form S-1 filed with the SEC on July 11, 2016, and hereby incorporated by reference.

10.46	Amendment to Advisory Services Agreement, dated October 27, 2015, entered into by and GrowLife, Inc. and TCA Global Credit Master Fund, LP. Filed as an exhibit to the Company’s Registration Statement on Form S-1 filed with the SEC on July 11, 2016, and hereby incorporated by reference.

10.47	Exchange Agreement dated August 17, 2016, entered into by and between GrowLife, Inc. and Chicago Venture Partners, L.P. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on August 30, 2016, and hereby incorporated by reference.

10.48	Debt Purchase Agreement dated August 15, 2016, entered into by and between GrowLife, Inc., TCA Global Credit Master Fund, LP and Chicago Venture Partners, L.P. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on August 30, 2016, and hereby incorporated by reference.

10.49
First Amendment to Debt Purchase Agreement dated August 15, 2016, entered into by and between GrowLife, Inc., TCA Global Credit Master Fund, LP and Old Main Capital, LLC. Filed
as an exhibit to the Company’s Form 8-K and filed with the SEC on August 30, 2016, and hereby incorporated by reference.

10.50	Marco Hegyi Employment Agreement and Warrants dated October 21, 2016. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on October 27, 2016, and hereby incorporated by reference.

10.51	Consulting Agreement dated October 21, 2016 with an entity controlled by Michael E. Fasci (attached herewith).

10.52	Consent to Judgement and Settlement Agreement dated December 7, 2016 y and between Evergreen Garden Center LLC and GrowLife Hydroponics, Inc. and William C. Rowell Family Limited Partnership for our Portland, Maine store (attached herewith).

14.1	Code of Conduct and Ethics dated May 15, 2014. Attached as an exhibit to the Company’s Form 8-K filed and with the SEC on June 9, 2014, and hereby incorporated by reference.

16.1	Letter dated July 14, 2016 from PMB Helin Donovan LLP. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on July 14, 2016, and hereby incorporated by reference

21.1	Subsidiaries of the Registrant (filed herewith).

31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14 Filed herewith.

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14 Filed herewith.

32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act Filed herewith.

32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act Filed herewith.

99.1	Amended and Restated Audit Committee Charter, dated October 16, 2015. Attached as an exhibit to the Company’s Form 8-K and filed with the SEC on October 26, 2015, and hereby incorporated by reference.

99.2	Compensation Committee Charter dated May 15, 2014. Attached as an exhibit to the Company’s Form 8-K dated June 3, 2014 and filed with the SEC on June 9, 2014, and hereby incorporated by reference.

99.3	Amended and Restated Nominations and Governance Charter, dated October 16, 2015.Attached as an exhibit to the Company’s Form 8-K and filed with the SEC on October 26, 2015, and hereby incorporated by reference.

99.4	Amended and Restated Insider Trading Policy, dated October 16, 2015. Attached as an exhibit to the Company’s Form 8-K and filed with the SEC on October 26, 2015, and hereby incorporated by reference.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*Filed Herewith. Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
GrowLife, Inc.:

We have audited the accompanying consolidated balance sheets of GrowLife, Inc. (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2016 and 2015.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GrowLife, Inc. as of December 31, 2016 and 2015, and the results of its consolidated operations and its cash flows for the years ended December 31, 2016 and 2015 in conformity with generally accepted accounting principles in the United States of America.

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
SD Mayer & Associates, LLP /s/ SD Mayer & Associates, LLP March 31, 2017 Seattle, WA

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$103,070	$60,362
Inventory, net	418,453	398,439
Deposits	11,163	16,754
Total current assets	532,686	475,555

EQUIPMENT, NET	1,890	10,327

OTHER ASSETS
Intangible assets, net	-	243,604
Goodwill	-	739,000

TOTAL ASSETS	$534,576	$1,468,486

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade	$1,529,919	$1,272,572
Accounts payable - related parties	10,952	71,920
Accrued expenses	132,656	121,765
Accrued expenses - related parties	19,605	53,287
Derivative liability	2,701,559	1,377,175
Current portion of convertible notes payable	2,798,800	2,287,868
Deferred revenue	47,995	25,000
Total current liabilities	7,241,486	5,209,587

LONG TERM LIABILITIES:
Convertible notes payable	-	-

COMMITMENTS AND CONTINGENCIES	-	2,000,000

MEZZANINE EQUITY:
Contingently redeemable common stock-
0 and 15,000,000 shares issued and outstanding at 9/30/2016 and 12/31/2015, respectively	-	300,000

STOCKHOLDERS' DEFICIT
Preferred stock - $0.0001 par value, 10,000,000 shares authorized, no shares
issued and outstanding	-	-
Series B Convertible Preferred stock - $0.0001 par value, 150,000 shares authorized, 0 and
150,000 shares issued and outstanding at 12/31/16 and 12/31/15, respectively	-	15
Series C Convertible Preferred stock - $0.0001 par value, 51 shares authorized,
51 shares issued and outstanding at 12/31/2016 and 12/31/2015, respectively	-	-
Common stock - $0.0001 par value, 3,000,000,000 shares authorized, 1,656,120,083
and 891,116,496 shares issued and outstanding at 12/31/2016 and 12/31/2015, respectively	165,600	89,098
Additional paid in capital	117,537,822	110,585,434
Accumulated deficit	(124,410,332)	(116,715,648)
Total stockholders' deficit	(6,706,910)	(6,041,101)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$534,576	$1,468,486

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended,
	December 31, 2016	December 31, 2015

NET REVENUE	$1,231,281	$3,499,642
COST OF GOODS SOLD	1,275,580	2,980,503
GROSS PROFIT	(44,299)	519,139
GENERAL AND ADMINISTRATIVE EXPENSES	1,888,537	2,684,107
IMPAIRMENT OF LONG-LIVED ASSETS	876,056	-
OPERATING LOSS	(2,808,892)	(2,164,968)

OTHER INCOME (EXPENSE):
Change in fair value of derivative	(1,324,384)	1,678,541
Interest expense, net	(816,750)	(1,118,635)
Other income (expense), primarily related to TCA funding	144,882	(2,002,533)
Loss on debt conversions	(2,889,540)	-
Loss on class action lawsuit settlements	-	(2,081,250)
Total other (expense)	(4,885,792)	(3,523,877)

(LOSS) BEFORE INCOME TAXES	(7,694,684)	(5,688,845)

Income taxes - current benefit	-	-

NET (LOSS)	$(7,694,684)	$(5,688,845)

Basic and diluted (loss) per share	$(0.01)	$(0.01)

Weighted average shares of common stock outstanding- basic and diluted	1,197,565,907	884,348,627

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Unrealized Gain on
	Shares	Amount	Shares	Amount	Shares	Amount	Investment in Related Party	Additional Paid in Capital	Accumulated Deficit	Total Stockholders' (Deficit)
Balance as of December 31, 2014	-	$-	-	$-	879,343,771	$87,936	$-	$108,699,950	$(111,026,803)	$(2,238,917)
Stock based compensation for stock options	-	-	-	-	-	-	-	175,661	-	175,661
Shares issued for debt conversion	-	-	-	-	7,772,725	777	-	170,223	-	171,000
Shares issued for services rendered	-	-	-	-	4,000,000	400		39,600	-	40,000
Issuance of Series B Convertible Preferred Stock	150,000	15	-	-	-	(15)	-	1,500,000	-	1,500,000
Issuance of Series C Convertible Preferred Stock	-	-	51	-	-	-	-	-	-	-
Net loss for the year ended December 31, 2015	-	-	-	-	-	-	-	-	(5,688,845)	(5,688,845)

Balance as of December 31, 2015	150,000	15	51	-	891,116,496	89,098	-	110,585,434	(116,715,648)	(6,041,101)
Stock based compensation for stock options	-	-	-	-	-	-	-	145,729	-	145,729
Shares issued for debt conversion	-	-	-	-	13,400,000	1,340	-	142,660	-	144,000
Shares issued for services rendered	-	-	-	-	26,020,000	2,602	-	282,598	-	285,200
Shares issued for convertible note and interest conversion	-	-	-	-	595,442,539	59,546	-	5,594,400	-	5,653,946
Shares issued for mezzanine equity					15,000,000	1,500	-	298,500	-	300,000
Series B Convertible Preferred Stock converted into convertible notes payable	(150,000)	(15)	-	-	-	-	-	(1,499,985)	-	(1,500,000)
Shares issued for class action settlements	-	-	-	-	115,141,048	11,514	-	1,988,486	-	2,000,000
Net loss for the year ended December 31, 2016	-	-	-	-	-	-	-	-	(7,694,684)	(7,694,684)

Balance as of December 31, 2016	-	$-	51	$-	1,656,120,083	$165,600	$-	$117,537,822	$(124,410,332)	$(6,706,910)

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended,
	December 31, 2016	December 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,694,684)	$(5,688,845)
Adjustments to reconcile net loss to net cash (used in)
operating activities
Depreciation and amortization	8,437	13,715
Amortization of intangible assets	106,548	106,548
Stock based compensation	145,729	175,661
Preferred shares issued for services	-	300,000
Common stock issued for services	285,200	210,985
Amortization of debt discount	514,668	(158,237)
Change in fair value of derivative liability	1,324,384	(723,740)
Accrued interest on convertible notes payable	120,824	310,500
Loss on class action settlements	-	2,000,000
Loss on debt conversions	-	1,500,000
Excess and obsolete inventory	-	20,215
Write-off of patent expenses	-	3,600
Loss on debt conversions	2,889,540	-
Impairment of long-lived assets	876,056	-
Changes in operating assets and liabilities:
Inventory	20,014	464,696
Prepaid expenses	-	41,791
Deposits	(5,591)	16,830
Accounts payable	196,379	215,362
Accrued expenses	(22,791)	(209,972)
Deferred revenue	22,995	25,000
CASH (USED IN) OPERATING ACTIVITIES	(1,212,292)	(1,375,891)

CASH FLOWS FROM INVESTING ACTIVITIES:
	-	-
	-	-
NET CASH PROVIDED BY INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash provided from Convertible Promissory Note with Chicago Venture Partners, L.P.	1,255,000	-
Proceeds from the issuance of convertible debt	-	1,150,000
Series B Convertible Preferred Stock	-	15
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,255,000	1,150,015

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	42,708	(225,876)

CASH AND CASH EQUIVALENTS, beginning of period	60,362	286,238

CASH AND CASH EQUIVALENTS, end of period	$103,070	$60,362

Supplemental disclosures of cash flow information:
Interest paid	$-	$10,500
Taxes paid	$-	$-

Non-cash investing and financing activities:
Shares issued for convertible note and interest conversion	$2,764,406	$-
Shares issued for debt conversion	$144,000	$171,000
Shares issued for class action settlements	$2,000,000	$-
Shares issued for mezzanine equity	$300,000	$-
Series B Convertible Preferred Stock converted into convertible notes payable	$(1,500,000)	$-
Series B Convertible Preferred Stock converted into convertible notes payable debt discount	$315,669	$-

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $7,694,684 and $5,688,845 for the years ended December 31, 2016 and 2015, respectively. Our net cash used in operating activities was $1,212,192 and $1,375,891 for the years ended December 31, 2016 and 2015, respectively.

The Company anticipates that it will record losses from operations for the foreseeable future. As of December 31, 2016, our accumulated deficit was $124,410,332.  The Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements during this period primarily through the recurring issuance of convertible notes payable and advances from a related party. The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2016 and 2015 filed with the SEC on March 31, 2016 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

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

Inventories - Inventories are recorded on a first in first out basis. Inventory consists of raw materials, purchased finished goods and components held for resale. Inventory is valued at the lower of cost or market. The reserve for inventory was $20,000 as of December 31, 2016 and 2015, respectively.

Property and Equipment - Property and equipment are stated at cost. Assets acquired under capital leases are initially recorded at the lower of the present value of the minimum lease payments discounted at the implicit interest rate or the fair value of the asset. Major improvements and betterments are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over an estimated useful life of five years. Assets acquired under capital lease are depreciated over the lesser of the useful life or the lease term. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated statements of operations.

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

On March 10, 2017, the Audit Committee reviewed the GrowLife Hydroponics, Inc. operations and based on the capital intensive nature of the business and operating results determined that the goodwill value of $739,000 and intangible assets of $137,056 were impaired as of December 31, 2016. The Company recorded an impairment of goodwill and intangible assets associated with GrowLife Hydroponics, Inc. of $876,056 as general and administrative expenses during the three months ended December 31, 2016.

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

Sales Returns - We allow customers to return defective products when they meet certain established criteria as outlined in our sales terms and conditions. It is our practice to regularly review and revise, when deemed necessary, our estimates of sales returns, which are based primarily on actual historical return rates. We record estimated sales returns as reductions to sales, cost of goods sold, and accounts receivable and an increase to inventory. Returned products which are recorded as inventory are valued based upon the amount we expect to realize upon its subsequent disposition. As of December 31, 2016 and December 31, 2015, there was no reserve for sales returns, which are minimal based upon our historical experience.

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

Net (Loss) Per Share - Under the provisions of ASC 260, “Earnings per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The common stock equivalents have not been included as they are anti-dilutive. As of December 31, 2016, there are also (i) stock option grants outstanding for the purchase of 12,010,000 common shares at a $0.010 average strike price; (ii) warrants for the purchase of 595 million common shares at a $0.031 average exercise price; and (iii) 207,812,222 shares related to convertible debt that can be converted at $0.0036 per share. In addition, we have an unknown number of common shares to be issued under the TCA Global Credit Master Fund LP and Chicago Venture Partners, L.P. financing agreements. As of December 31, 2015, there are also (i) stock option grants outstanding for the purchase of 29.0 million common shares at a $0.028 average strike price; (ii) warrants for the purchase of 565.0 million common shares at a $0.032 average exercise price; (iii) 243.6 million shares related to convertible debt that can be converted at $0.007 per share; and (iv) 6.0 million shares that may be issued to a former executive related to a severance agreement. We issued $2 million in common stock or 115,141,048 shares of our common stock pursuant to the settlement of the Consolidated Class Action and Derivative Action lawsuits alleging violations of federal securities laws that were filed against the Company in United States District Court, Central District of California.

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

Recent Accounting Pronouncements

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements.

In May 2014, as part of its ongoing efforts to assist in the convergence of GAAP and International Financial Reporting Standards, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which is a new standard related to revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised services or goods in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. The standard must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, which defers the implementation of this new standard to be effective for fiscal years beginning after December 15, 2017. Early adoption is permitted effective January 1, 2017. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard pursuant to ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, and in May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, which amend certain aspects of the new revenue recognition standard pursuant to ASU 2014-09. The Company currently evaluating which transition approach we will utilize and the impact of adopting this accounting standard on the Company’s financial statements.

In August 2014, the FASB issued ASU 2014-15, Disclosures of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company does not expect that this guidance will have a material impact on its financial position, results of operations or cash flows.

In January 2015, the FASB issued ASU 2015-01, Income Statement—Extraordinary and Unusual Items. The objective of this Update is to simplify the income statement presentation requirements in Subtopic 225-20 by eliminating the concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2014-220—Income Statement—Extraordinary Items (Subtopic 225-20), which has been deleted. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. the Company’s does not expect this update to have a material impact on financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of 2019. Early adoption of ASU 2016-02 is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting ASU 2016-02 on the Company’s financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU makes targeted amendments to the accounting for employee share-based payments. This guidance is to be applied using various transition methods such as full retrospective, modified retrospective, and prospective based on the criteria for the specific amendments as outlined in the guidance. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted, as long as all of the amendments are adopted in the same period. The Company is currently evaluating the impact of adopting ASU 2016-09 on the Company’s financial statements.

In June 2016, the FASB issued Accounting Standards Update ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. This ASU is effective for annual periods beginning after December 15, 2019, and interim periods therein. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. This ASU is not expected to have a material impact on the Company’s financial statements.

In August 2016, the FASB issued Accounting Standards Update ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. Stakeholders indicated that there is diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This Accounting Standards Update addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The amendments in this Update apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under Topic 230.This Update is the final version of Proposed Accounting Standards Update EITF-15F—Statement of Cash Flows—Classification of Certain Cash Receipts and Cash Payments (Topic 230), which has been deleted. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted as all of the amendments are adopted in the same period. This ASU is not expected to have a material impact on the Company’s financial statements.

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

The Company initially owned a non-dilutive 45% share of OGI and the Company could acquire a controlling share of OGI as provided in the Joint Venture Agreement. In accordance with the Joint Venture Agreement, the Company and CANX entered into a Warrant Agreement whereby the Company delivered to CANX a warrant to purchase 140,000,000 shares of the Company common stock that is convertible at $0.033 per share, subject to adjustment as provided in the warrant. The five-year warrant expires November 18, 2018. Also, in accordance with the Joint Venture Agreement, on February 7, 2014 the Company issued an additional warrant to purchase 100,000,000 shares of our common stock that is convertible at $0.033 per share, subject to adjustment as provided in the warrant. The five-year warrant expires February 6, 2019.

GrowLife received the $1 million as a convertible note in December 2013, received the $1.3 million commitment but not executed and by January 2014 OGI had Letters of Intent with four investment and acquisition transactions valued at $96 million. Before the deals could close, the SEC put a trading halt on our stock on April 10, 2014, which resulted in the withdrawal of all transactions. The business disruption from the trading halt and the resulting class action and derivative lawsuits ceased further investments with the OGI joint venture. The Convertible Note was converted into GrowLife, Inc. common stock as of the year ended December 31, 2016.

On July 10, 2014, the Company closed a Waiver and Modification Agreement, Amended and Restated Joint Venture Agreement, Secured Credit Facility and Secured Convertible Note with CANX and Logic Works LLC, a lender and shareholder of the Company.

The Amended and Restated Joint Venture Agreement with CANX modified the Joint Venture Agreement dated November 19, 2013 to provide for (i) up to $12,000,000 in conditional financing subject to review by GrowLife and approval by OGI for business growth development opportunities in the legal cannabis industry for up to nine months, subject to extension; (ii) up to $10,000,000 in working capital loans, with each loan requiring approval in advance by CANX; (iii) confirmed that the five year warrants, subject to adjustment, at $0.033 per share for the purchase of 140,000,000 and 100,000,000 were fully earned and were not considered compensation for tax purposes by the Company; (iv) granted CANX five year warrants, subject to adjustment, to purchase 300,000,000 shares of common stock at the fair market price of $0.033 per share as determined by an independent appraisal; (v) warrants as defined in the Agreement related to the achievement of OGI milestones; and (vi) a four year term, subject to adjustment.

The Company entered into a Secured Convertible Note and Secured Credit Facility dated June 25, 2014 with Logic Works whereby Logic Works agreed to provide up to $500,000 in funding. Each funding required approval in advance by Logic Works, provided interest at 6% with a default interest of 24% per annum and requires repayment by June 26, 2016. The Note is convertible into common stock of the Company at the lesser of $0.0070 or (B) twenty percent (20%) of the average of the three (3) lowest daily VWAPs occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable conversion date on which Logic Works elects to convert all or part of this 6% Convertible Note, subject to adjustment as provided in the Note. The 6% Convertible Note is collateralized by the assets of the Company. As of March 31, 2017, the outstanding balance on the Convertible Note was $39,251.

OGI was incorporated on January 7, 2014 in the State of Nevada and had no business activities as of December 31, 2016.

NOTE 5 – INVENTORY

Inventory as of December 31, 2016 and December 31, 2015 consists of the following:

	December 31,
	2016	2015

Finished goods	$438,453	$418,439
Inventory reserve	(20,000)	(20,000)
Total	$418,453	$398,439

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

NOTE 6 – CONVERTIBLE NOTES PAYABLE, NET

Convertible notes payable as of December 31, 2016 consisted of the following:

				Balance
		Accrued	Debt	As of
	Principal	Interest	Discount	December 31, 2016
6% Secured convertible note (2014)	$330,295	$3,692	$-	$333,987
7% Convertible note ($850,000)	250,000	164,137	-	414,137
Replacement debenture with TCA ($2,830,210)	1,468,009	18,350	-	1,486,359
10% OID Convertible Promissory Note with Chicago Venture Partners, L.P.	683,042	2,670	(121,395)	564,317
	$2,731,346	$188,849	$(121,395)	$2,798,800

Convertible notes payable as of December 31, 2015 consisted of the following:

				Balance
		Accrued	Debt	As of
	Principal	Interest	Discount	December 31, 2015
6% Senior secured convertible notes (2012)	$413,680	$172,494	$-	$586,174
6% Secured convertible note (2014)	350,000	30,641	(83,924)	296,717
7% Convertible note ($850,000)	250,000	104,137	-	354,137
7% Convertible note ($1,000,000)	250,000	134,469	-	384,469
18% Senior secured redeemable convertible debenture ($1,150,000)	1,150,000	68,510	(552,139)	666,371
	$2,413,680	$510,251	$(636,063)	$2,287,868

Several of the Company’s convertible promissory notes remain outstanding beyond their respective maturity dates. This may trigger an event of default under the respective agreements. The Company is working with these noteholders to convert their notes into common stock and intends to resolve these outstanding issues as soon as practicable. As a result, the Company accrued interest on these notes at the default rates. Furthermore, as a result of being in default on these notes, the Holders could, at their sole discretion, call these notes. Although no such action has been taken by the Holders, the Company classified these notes as a current liability as of December 31, 2016 and 2015.

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

On July 9, 2015, the two investors each entered into Amendment Two of the Amended and Restated 6% Senior Secured Convertible Note which provide for an increase in the interest rate from 6% to 10% and the default interest rate from 12% to 20% on the 6% Senior Secured Convertible Notes for so long as the Company remains in technical default on said notes due to its delisting from its Primary Trading Market April 2014. The Company further agreed that said 20% default interest will be applied to the date of default on April 10, 2014 and continuing through the date of conversion.

During the year ended December 31, 2015, the Company recorded interest expense of $26,964 and $20,486 of non-cash interest expense related to the amortization of the debt discount associated with these 6% convertible notes, respectively. As of December 31, 2015, the outstanding principal on these 6% convertible notes was $413,680, accrued interest was $172,494, and unamortized debt discount was $0, which results in a net amount of $586,174.

During the year ended December 31, 2016, the Company recorded interest expense of $105,016 related to these 6% convertible notes. Two investors converted principal and interest of $413,680 and $67,418, respectively, into shares of the Company’s common stock at a per share conversion price of $0.007. As of December 31, 2016, the outstanding principal and interest on these 6% convertible notes was $0.

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

During the year ended December 31, 2016, the Company recorded interest expense of $20,837 and $83,924 of non-cash interest expense related to the amortization of the debt discount associated with this 6% convertible note, respectively. Logic Works converted interest of $47,386 into shares of the Company’s common stock at a per share conversion price of $0.0036.

As of December 31, 2016, the Company has borrowed $330,295 under the Secured Convertible Note and Secured Credit Facility, accrued interest was $3,692 and the unamortized debt discount was $0, which results in a net amount of $333,987.

7% Convertible Notes Payable

On October 11, 2013, the Company issued 7% Convertible Notes in the aggregate amount of $850,000 to investors, including $250,000 to Forglen LLC. The Note was due September 30, 2015. All other Notes were converted in 2014. On July 14, 2014, the Board of Directors approved a Settlement Agreement and Waiver of Default dated June 19, 2014 with Forglen related to the 7% Convertible Note. The Company cancelled the April 9, 2014 conversion as a result of the SEC suspension in the trading of the Company’s securities and Forglen has $250,000 of principal and interest outstanding on its note payable as of December 31, 2015 and September 30, 2016. The current annual rate of interest is 24% per annum. The conversion price was $0.007 per share. The Company determined that the conversion feature was a beneficial conversion feature.

On December 20, 2013, the Company issued 7% Convertible Notes for $1,000,000, including $500,000 from Logic Works LLC. The principal balance due to Logic Works of $250,000 was due September 30, 2015. The current annual rate of interest is 24% per annum. The conversion price was $0.007 per share. The Company determined that the conversion feature was a beneficial conversion feature.

During the year ended December 31, 2015, the Company recorded interest expense of $105,041 and $174,252 of non-cash interest expense related to the amortization of the debt discount associated with these 7% convertible notes, respectively. As of December 31, 2015, the outstanding principal on these 7% convertible notes was $500,000, accrued interest was $238,606, and unamortized debt discount was $0, which results in a net amount of $738,606.

During the year ended December 31, 2016, the Company recorded interest expense of $0 related to these 7% convertible notes. Logic Works converted principal of $250,000 and interest of $75,149 and interest of into shares of the Company’s common stock at a per share conversion price of $0.004 to $0.007. As of December 31, 2016, the outstanding principal on these 7% convertible notes was $250,000, accrued interest was $164,137, and unamortized debt discount was $0, which results in a net amount of $414,137.

Funding from TCA Global Credit Master Fund, LP (“TCA”)

The First TCA SPA. On July 9, 2015, the Company closed a Securities Purchase Agreement and related agreements with TCA Global Credit Master Fund LP (“TCA”), an accredited investor, whereby the Company agreed to sell and TCA agreed to purchase up to $3,000,000 of senior secured convertible, redeemable debentures, of which $700,000 was purchased on July 9, 2015 and up to $2,300,000 could be purchased in additional closings. The closing of the transaction (the “First TCA SPA”) occurred on July 9, 2015. Effective as of May 4, 2016, the Company and TCA entered into a First Amendment to the First TCA SPA whereby the parties agreed to amend the terms of the First TCA SPA in exchange for TCA’s forbearance of existing defaults by the Company.

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

Amendment to the First TCA SPA. On October 27, 2015, the Company entered into an Amended and Restated Securities Purchase Agreement and related agreements with TCA whereby the Company agreed to sell, and TCA agreed to purchase $350,000 of senior secured convertible, redeemable debentures. This was an amendment to the First TCA SPA (the “Amendment to the First TCA SPA”.) As of October 27, 2015, the Company sold $1,050,000 in Debentures to TCA and up to $1,950,000 in Debentures remained for sale by the Company. The closing of the Amendment to the First TCA SPA occurred on October 27, 2015. In addition, TCA has advanced the Company an additional $100,000 for a total of $1,150.000.

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

Per the First Amendment to the Amended and Restated Securities Purchase Agreement, the Second Replacement Debentures were combined, and apportioned into two separate replacement debentures. The Second Replacement Debentures were intended to act in substitution for and to supersede the debentures in their entirety. It was the intent of the Company and TCA that while the Second Replacement Debentures replace and supersede the debentures, in their entirety, they were not in payment or satisfaction of the debentures, but rather were the substitute of one evidence of debt for another without any intent to extinguish the old debt. As of September 30, 2016, the maximum number of shares subject to conversion under the Second Replacement Debentures is19,401,389. This is an approximation. The estimation of the maximum number of shares issuable upon the conversion of the Second Replacement Debentures was calculated using an estimated average price of $0.0036 per share.

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

In connection with the above agreements, the parties acknowledged and agreed that certain advisory fees previously paid to TCA as provided in the SPAs in the amount of $1,500.000 have been added and included within the principal balance of the Second Replacement Debentures. The advisory fees related to financial, merger and acquisition and regulatory services provided to the Company. The conversion price discount on the Second Replacement Debentures will not apply to the advisory fees added to the Second Replacement Debentures. TCA also agreed to surrender its Series B Preferred Stock in exchange for the $1,500,000 being added to the Second Replacement Debenture.

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

As of December 31, 2016, the Company is indebted to TCA under the First and Second Replacement Debentures in the amount of $1,468,009, accrued interest was $18,350 and the unamortized debt discount was $0, which results in a net amount of $1,486,359.

During the year ended December 31. 2016, Old Main converted principal and accrued interest of $757,208 into 144,650,951 shares of our common stock at a per share conversion price of $0.0052.

During the year ended December 31, 2016, Chicago Venture converted principal and accrued interest of $1,403,599 into 264,672,323 shares of our common stock at a per share conversion price of $0.0053.

During the year ended December 31. 2016, the Company recorded the unamortized debt discount reversal of $750,339 related to the TCA financing as a reduction in additional paid in capital because TCA did not convert its debt but assigned its debentures to others.

The Company has recorded a loss on these transactions in the amount of $2,889,540. The loss on debt conversions related to the conversion of our notes payable at prices below the market price.

On January 10, 2017, Chicago Venture, at the Company’s instruction, remitted funds of $1,495,901 to TCA in order to satisfy all debts to TCA. On or around January 11, 2017, the Company was notified by TCA that $13,540 were due to TCA in order for TCA to release its security interest in the Company’s assets. On February 1, 2017, TCA notified the Company that all funds were received and TCA would release its security interest in Company’s assets. TCA has confirmed that it is paid in full and the Company is not aware of any other obligations that the Company has as to TCA. The funds received under the Chicago Venture Agreements and previous Chicago Venture Agreements were used to pay-off TCA.

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

During the year ended December 31. 2016, Old Main converted principal and accrued interest of $757,208 into 144,650,951 shares of our common stock at a per share conversion price of $0.0052.

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

As of December 31, 2016, the outstanding balance due to Chicago Venture is $683,042, accrued interest was $2,670, net of the OID of $121,395, which results in a net amount of $564,317. The OID has been recorded as a discount to debt and will be amortized over the life of the loan.

During the year ended December 31. 2016, Chicago Venture converted principal and accrued interest of $1,403,599 into 264,672,323 shares of our common stock at a per share conversion price of $0.0053.

On January 10, 2017, Chicago Venture, at the Company’s instruction, remitted funds of $1,495,901 to TCA in order to satisfy all debts to TCA. On or around January 11, 2017, the Company was notified by TCA that $13,540 were due to TCA in order for TCA to release its security interest in the Company’s assets. On February 1, 2017, TCA notified the Company that all funds were received and TCA would release its security interest in Company’s assets. TCA has confirmed that it is paid in full and the Company is not aware of any other obligations that the Company has as to TCA. The funds received under the Chicago Venture Agreements and previous Chicago Venture Agreements were used to pay-off TCA.

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

Derivative liability as of December 31, 2016 is as follows:

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	December 31, 2016

Liabilities:
Derivative Instruments	$-	$2,701,559	$-	$2,701,559

Total	$-	$2,701,559	$-	$2,701,559

For the year ended December 31, 2016, the Company recorded non-cash income of $1,324,384 related to the “change in fair value of derivative” expense related to its 6%, 7% and 18% convertible notes

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

7% Convertible Notes

As of December 31, 2015, the Company had outstanding 7% convertible notes for $500,000 that the Company determined had an embedded derivative liability due to the “reset” clause associated with the note’s conversion price. The Company valued the derivative liability of these notes at $105,515 using the Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions (i) dividend yield of 0%; (ii) expected volatility of 133.2%; (iii) risk free rate of .001%, (iv) stock price of $.005, (v) per share conversion price of $0.007, and (vi) expected term of .25 years, as the Company estimated that these notes would be converted by March 31, 2016.

As of December 31, 2016, the Company had outstanding 7% convertible notes with a remaining balance of $250,000 that the Company determined had an embedded derivative liability due to the “reset” clause associated with the note’s conversion price. The Company valued the derivative liability of these notes at $1,495,495 using the Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions (i) dividend yield of 0%; (ii) expected volatility of 160.0%; (iii) risk free rate of .001%, (iv) stock price of $0.017, (v) per share conversion price of $0.0036, and (vi) expected term of .25 years, as the Company estimates that the balance of these notes will be converted by March 31, 2017.

6% Convertible Notes

As of December 31, 2015, the Company had outstanding unsecured 6% convertible notes for $350,000 that the Company determined were a derivative liability due to the “reset” clause associated with the note’s conversion price. The Company valued the derivative liability of these notes at $54,377 using the Black-Scholes-Merton option pricing model. which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions (i) dividend yield of 0%; (ii) expected volatility of 133.2%; (iii) risk free rate of 0.34%, (iv) stock price of $0.005, (v) per share conversion price of $0.007, and (vi) expected term of .56 years.

As of December 31, 2016, the Company had outstanding unsecured 6% convertible notes for $330,295 that the Company determined had an embedded derivative liability due to the “reset” clause associated with the note’s conversion price. The Company valued the derivative liability of these notes at $1,206,064 using the Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions (i) dividend yield of 0%; (ii) expected volatility of 160.0%; (iii) risk free rate of .001%, (iv) stock price of $0.017, (v) per share conversion price of $0.0036, and (vi) expected term of .25 years, as the Company estimates that these notes will be converted by March 31, 2017.

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

As of December 31, 2016, the Company remaining debt was below $1,500,000 and does not include a derivative liability.

NOTE 8 – RELATED PARTY TRANSACTIONS AND CERTAIN RELATIONSHIPS

Since January 1, 2015, the Company engaged in the following reportable transactions with our directors, executive officers, holders of more than 5% of our voting securities, and affiliates or immediately family members of our directors, executive officers and holders of more than 5% of our voting securities.

Certain Relationships

Please see the transactions with CANX, LLC and Logic Works in Note 5, TCA Global Credit Master Fund LP and Chicago Venture Partners, L.P. discussed in Note 4, 6, 7 and 13.

Transactions with an Entity Controlled by Marco Hegyi

An entity controlled by Mr. Hegyi received a warrant to purchase up to twenty five million shares of our common stock at an exercise price of $0.08 per share was reduced to $0.01 per share on December 18, 2015.

On April 15, 2016, the Company issued 1,000,000 shares of its common stock to an entity affiliated with Marco Hegyi, our Chief Executive Officer, pursuant to a conversion of debt for $20,000. The shares were valued at the fair market price of $0.02 per share. On October 12, 2016, the Company issued 4,000,000 shares of its common stock to an entity affiliated with Marco Hegyi, pursuant to a conversion of debt for $40,000. The shares were valued at the fair market price of $0.01 per share.

On October 21, 2016, the Company entered into Agreement with Marco Hegyi pursuant to which the Company engaged Mr. Hegyi as its Chief Executive Officer through October 20, 2018. Mr. Hegyi’s previous Employment Agreement was dated December 4, 2013 and which is set to expire on December 4, 2016. Mr. Hegyi received a Warrant to purchase up to 10,000,000 shares of common stock of the Company at an exercise price of $0.01 per share. In addition, Mr. Hegyi received Warrants to purchase up to 10,000,000 shares of common stock of the Company at an exercise price of $0.01 per share which vest on October 21, 2017 and 2018. The Warrants are exercisable for 5 years.

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

On January 4, 2016, the Company issued 3,000,000 shares of its common stock to an entity affiliated with Mark E. Scott, our Chief Financial Officer, pursuant to a conversion of accrued consulting fees and expenses for $30,000. The shares were valued at the fair market price of $0.01 per share. On October 21, 2016, an entity affiliated with Mr. Scott converted $40,000 in accrued consulting fees and expenses into 4,000,000 shares of the Company’s common stock at $0.01 per share. The price per share was based on the thirty-day trailing average. On October 21, 2016, an entity affiliated with Mr. Scott was granted 6,000,000 shares of the Company’s common stock at $0.01 per share. The price per share was based on the thirty-day trailing average. On October 21, 2016, an entity affiliated with Mr. Scott cancelled stock option grants totaling 12,000,000 shares of the Company’s common stock at $0.01 per share.

Transactions with Michael E. Fasci

On January 27, 2016, the Company issued 1,500,000 shares of its common stock to Michael E. Fasci, a Board Director, pursuant to a service award for $15,000. The shares were valued at the fair market price of $0.01 per share. On May 25, 2016, the Company issued 2,500,000 shares of its common stock to Michael E. Fasci pursuant to a service award for $50,000. The shares were valued at the fair market price of $0.02 per share.

On October 21, 2016, the Company entered into a Consulting Agreement with an entity controlled by Michael E. Fasci. Mr. Fasci agreed to provide services related to lender management, financing and acquisitions. Mr. Fasci’s compensation is 2,000,000 shares of our common stock valued at $0.01 per share and to be issued on April 21, 2017 and October 21, 2017.

NOTE 9 – EQUITY

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

In connection with the First Amendment to Amended and Restated Securities Purchase Agreement, TCA surrendered the Series B Preferred Stock.

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

In connection with the closing of the Chicago Venture transactions which closed on February 1, 2017, TCA surrendered the Series C Preferred Stock.

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

During the year ended December 31, 2016, the Company had had the following sales of unregistered of equity securities to accredited investors unless otherwise indicated:

On January 4, 2016, the Company issued 3,000,000 shares of its common stock to an entity affiliated with Mark E. Scott, our Chief Financial Officer, pursuant to a conversion of accrued consulting fees and expenses for $30,000. The shares were valued at the fair market price of $0.01 per share. On October 21, 2016, an entity affiliated with Mr. Scott converted $40,000 in accrued consulting fees and expenses into 4,000,000 shares of the Company’s common stock at $0.01 per share. The price per share was based on the thirty-day trailing average. On October 21, 2016, an entity affiliated with Mr. Scott was granted 6,000,000 shares of the Company’s common stock at $0.01 per share. The price per share was based on the thirty-day trailing average. On October 21, 2016, an entity affiliated with Mr. Scott cancelled stock option grants totaling 12,000,000 shares of the Company’s common stock at $0.01 per share.

On January 27, 2016, the Company issued 1,500,000 shares of its common stock to Michael E. Fasci, a Board Director, pursuant to a service award for $15,000. The shares were valued at the fair market price of $0.01 per share. On May 25, 2016, the Company issued 2,500,000 shares of its common stock to Michael E. Fasci pursuant to a service award for $50,000. The shares were valued at the fair market price of $0.02 per share.

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

On April 15, 2016, the Company issued 1,000,000 shares of its common stock to an entity affiliated with Marco Hegyi, our Chief Executive Officer, pursuant to a conversion of debt for $20,000. The shares were valued at the fair market price of $0.02 per share. On October 12, 2016, the Company issued 4,000,000 shares of its common stock to an entity affiliated with Marco Hegyi, pursuant to a conversion of debt for $40,000. The shares were valued at the fair market price of $0.01 per share.

On July 13, 2016, the Company issued 6,000,000 shares of common stock pursuant to Settlement Agreement and Release with Mr. Robert Hunt, a former executive, which were valued at the fair market price of $0.010 per share.

On October 21, 2016, the Company issued 5,020,000 shares to two former directors and a supplier (unaccredited) for services provided. The Company valued the 5,020,000 shares at $0.01 per share or $50,200.

During the year ended December 31. 2016, the Company issued 6,400,000 shares of its common stock to two service providers (one unaccredited) pursuant to conversions of debt totaling $64,000. The shares were valued at the fair market price of $0.010 per share.

During the year ended December 31. 2016, Holders of the Company’s Convertible Notes Payables, converted principal and accrued interest of $1,080,247 into 186,119,285 shares of the Company’s common stock at a per share conversion price of $0.006.

During the year ended December 31. 2016, Old Main converted principal and accrued interest of $757,208 into 144,650,951 shares of our common stock at a per share conversion price of $0.0052.

During the year ended December 31. 2016, Chicago Venture converted principal and accrued interest of $1,403,599 into 264,672,323 shares of our common stock at a per share conversion price of $0.0053.

During the year ended December 31, 2015, the Company had had the following sales of unregistered sales of equity securities:

On June 16, 2015, the Company issued 7,772,725 shares of its common stock to a supplier pursuant a conversion of debt for $171,000. The shares were valued at the fair market price of $0.022 per share.

On December 18, 2015, the Company issued 2,000,000 shares to two if its former independent Board Directors. The Company valued the 4,000,000 shares at $0.01 per share or $40,000.

Warrants

The Company issued the following warrants during the year ended December 31, 2016.

On October 21, 2016, Mr. Hegyi received a Warrant to purchase up to 10,000,000 shares of common stock of the Company at an exercise price of $0.01 per share. In addition, Mr. Hegyi received Warrants to purchase up to 10,000,000 shares of common stock of the Company at an exercise price of $0.01 per share which vest on October 21, 2017 and 2018. The Warrants are exercisable for 5 years. The warrants were valued at $390,000 and the Company recorded $23,958 of compensation expense for the warrants that had vested at December 31, 2016.

A summary of the warrants issued as of December 31, 2016 is as follows:

	December 31, 2016
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	565,000,000	$0.032
Issued	30,000,000	0.010
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at end of period	595,000,000	$0.031
Exerciseable at end of period	595,000,000

A summary of the status of the warrants outstanding as of December 31, 2016 is presented below:

	December 31, 2016
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life	Price	Exerciseable	Price
540,000,000	2.31	$0.033	540,000,000	$0.033
55,000,000	3.54	0.010	35,000,000	0.010

595,000,000	2.34	$0.031	575,000,000	$0.032

Warrants totaling 35,000,000 shares of common stock had an intrinsic value of $245,000 as of December 31, 2016.

NOTE 10– STOCK OPTIONS

Description of Stock Option Plan

In fiscal year 2011, the Company authorized a Stock Incentive Plan whereby a maximum of 18,870,184 shares of the Company’s common stock could be granted in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, and Other Stock-Based Awards. On April 18, 2013, the Company’s Board of Directors voted to increase to 35,000,000 the maximum allowable shares of the Company’s common stock allocated to the 2011 Stock Incentive Plan. The Company has outstanding unexercised stock option grants totaling 12,010,000 shares as of December 31, 2016. All grants are non-qualified as the plan was not approved by the shareholders within one year of its adoption.

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

Stock Option Activity

During the year ended December 31, 2016, the Company had the following stock option activity:

An entity controlled by Mr. Scott had a two million share stock option that was previously issued vest on April 18, 2016 upon the Company securing a market maker with an approved 15c2-11 resulting in the Company’s relisting on OTCBB.

An employee resigned January 13, 2016 and an option to purchase five million shares of the Company’s common stock under the Company’s 2011 Stock Incentive Plan expired on April 13, 2016.

An employee forfeited a stock grant for 10,000 shares of the Company’s common stock during the nine months ended September 30, 2016.

On October 12, 2016, the Company amended the exercise price of the stock option grants for Mr. Barnes to $0.010 per share.

On October 21, 2016, Mr. Scott cancelled stock option grants totaling 12,000,000 shares of the Company’s common stock at $0.01 per share. Mr. Scott has an additional 2,000,000 share stock option grant which continues to vest monthly over 36 months and a 2,000,000 share stock option grant which vests upon the achievement of certain performance goals related to acquisitions.

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

As of December 31, 2016, there are 12,010,000 options to purchase common stock at an average exercise price of $0.010 per share outstanding under the 2011 Stock Incentive Plan. The Company recorded $121,770 and $175,661 of compensation expense, net of related tax effects, relative to stock options for the years ended December 31, 2016 and 2015 in accordance with ASC 505. Net loss per share (basic and diluted) associated with this expense was approximately ($0.00). As of December 31, 2016, there is $22,631 of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately 2.88 years.

Stock option activity for the years ended December 31, 2016 and 2015 is as follows:

	Weighted Average
	Options	Exercise Price	$
Outstanding as of December 31, 2014	40,720,000	$0.058	$2,356,000
Granted	-	-	(960,000)
Exercised	-	-	-
Forfeitures	(11,700,000)	(0.050)	(585,000)
Outstanding as of December 31, 2015	29,020,000	0.028	811,000
Granted	-	-	-
Exercised	-	-	-
Forfeitures	(17,010,000)	(0.041)	(690,500)
Outstanding as of December 31, 2016	12,010,000	$0.010	$120,500

The following table summarizes information about stock options outstanding and exercisable at December 31, 2016:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining Life	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Exerciseable	Exerciseable	Exerciseable
$0.05	10,000	3.11	$0.050	6,667	$0.050
0.01	12,000,000	2.88	0.010	8,277,778	0.010
	12,010,000	2.88	$0.010	8,284,444	$0.010

Stock option grants totaling 12,010,000 shares of common stock have an intrinsic value of $84,070 as of December 31, 2016.

NOTE 11 – COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

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

Class Actions Alleging Violations of Federal Securities Laws

Beginning on April 18, 2014, three class action lawsuits alleging violations of federal securities laws were filed against the Company in United States District Court, Central District of California (the “Court”). On May 15, 2014 and August 4, 2014, respectively two shareholder derivative lawsuits were filed against the Company with the Court (the “Derivative Actions”). On October 20, 2014, AmTrust North America, our insurer, filed a lawsuit contesting insurance coverage on the above legal proceedings. The Company accrued $2,000,000 as settlement of the Consolidated Class Action and Derivative Action lawsuits alleging violations of federal securities laws that were filed against the Company during the year ending December 31, 2015. The Company issued $2 million in common stock or 115,141,048 shares of the Company’s common stock on April 6, 2016 pursuant to the settlement of the Consolidated Class Action and Derivative Action lawsuits alleging violations of federal securities laws that were filed against the Company in United States District Court, Central District of California.

Sales, Payroll and Other Tax Liabilities

As of December 31, 2016, the Company owes approximately $128,989 in sales tax.

Potential Convertible Note Defaults

Several of the Company’s convertible promissory notes remain outstanding beyond their respective maturity dates. This may trigger an event of default under the respective agreements. The Company is working with these noteholders to convert their notes into common stock and intends to resolve these outstanding issues as soon as practicable.

Other Legal Proceedings

The Company been sued for non-payment of lease payments at closed stores in Boulder, Colorado and Plaistow, New Hampshire. The Company is currently subject to legal actions with various vendors.

It is possible that additional lawsuits may be filed and served on the Company.

Operating Leases

On December 7, 2016, the Company entered into entered into a Consent to Judgement and Settlement Agreement related to its retail hydroponics store located in Portland, Maine. This Agreement provides for a monthly lease payment of $4,668 through May 2, 2017. If the Company is in compliance with the Settlement Agreement, it can can extend the lease from May 2, 2017 to May 1, 2020 at the monthly lease payment of $5,373. The Company also agreed to a repayment schedule for past due rent of $70,013. The Company does not have an option to extend the lease after May 1, 2020.

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

The aggregate future minimum lease payments under operating leases, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended December 31,	Total
2017	$115,205
2018	15,579
2019	0
2020	0
2021	-
Beyond	-
Total	$130,784

Employment and Consulting Agreements

Employment Agreement with Marco Hegyi

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

i	Two million shares vest immediately upon securing a market maker with an approved 15c2-11 resulting in the Company’s relisting on OTCBB (earned as of February 18, 2016);

ii	Two million shares vest immediately upon the successful approval and effectiveness of the Company’s S-1 (not earned as of December 31, 2016);

iii	Two million shares vest immediately upon the Company’s resolution of the class action lawsuits (earned as of August 17, 2015); and,

iv	Ten million shares will vest on a monthly basis over a period of three years beginning on the July 1, 2014.
On October 21, 2016, Mr. Scott cancelled stock option grants totaling 12,000,000 shares of the Company’s common stock at $0.01 per share. Mr. Scott has an additional 2,000,000 share stock option grant which continues to vest monthly over 36 months and a 2,000,000 share stock option grant which vests upon the achievement of certain performance goals related to acquisitions.

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

Per the terms of the Barnes Agreement, Mr. Barnes’s compensation is $90,000 on an annual basis. On January 1, 2016, Mr. Barnes salary was increased to $120,000 per year. Mr. Barnes received a bonus of $6,500 and is also entitled to receive a quarterly bonus based on growth of our growth margin dollars. No quarterly bonuses were earned under this Promotion Letter. Mr. Barnes was granted an option to purchase eight million shares of our common stock under our 2011 Stock Incentive Plan at $0.050 per share. The shares vest as follows:

i	Two million shares vested immediately;

iv	Six million shares vest on a monthly basis over a period of three years beginning on the date of grant.

On October 12, 2016, the Company amended the exercise price of the stock option grants for Mr. Barnes to $0.010 per share.

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

Mr. Barnes was entitled to participate in all group employment benefits that are offered by the Company to our senior executives and management employees from time to time, subject to the terms and conditions of such benefit plans, including any eligibility requirements. Finally, Mr. Barnes is entitled to fifteen days of vacation annually and has certain insurance and travel employment benefits.

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

Consulting Agreement with an Entity Controlled by Michael E. Fasci

On October 21, 2016, the Company entered into a Consulting Agreement with an entity controlled by Michael E. Fasci. Mr. Fasci agreed to provide services related to lender management, financing and acquisitions. Mr. Fasci’s compensation is 2,000,000 shares of our common stock valued at $0.01 per share and to be issued on April 21, 2017 and October 21, 2017.

NOTE 12 – INCOME TAXES

The Company has incurred losses since inception, which have generated net operating loss carryforwards.  The net operating loss carryforwards arise from United States sources.

Pretax losses arising from United States operations were approximately $6,500,000 and $5,800,000 and for the years ended December 31, 2016 and 2015, respectively.

The Company has net operating loss carryforwards of approximately $16,000,000, which expire in 2022-2032. Because it is not more likely than not that sufficient tax earnings will be generated to utilize the net operating loss carryforwards, a corresponding valuation allowance of approximately $6,600,000 was established as of December 31, 2016. Additionally, under the Tax Reform Act of 1986, the amounts of, and benefits from, net operating losses may be limited in certain circumstances, including a change in control.

Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. There can be no assurance that the Company will be able to utilize any net operating loss carryforwards in the future.

For the year ended December 31, 2016, the Company’s effective tax rate differs from the federal statutory rate principally due to net operating losses, warrants issued for services, change in fair value of derivative and debt discount.

The principal components of the Company’s deferred tax assets at December 31, 2016 and 2015 are as follows:

	2016	2015	2014	2013
U.S. operations loss carry forward and state at statutory rate of 40%	$6,584,821	$5,852,421	$5,038,976	$3,612,736
Less valuation allowance	(6,584,821)	(5,852,421)	(5,038,976)	(3,612,736)
Net deferred tax assets	-	-	-	-
Change in valuation allowance	$(6,584,821)	$(5,852,421)	$(5,038,976)	$(3,612,736)

A reconciliation of the United States Federal Statutory rate to the Company’s effective tax rate for the years ended December 31, 2016 and 2015is as follows:

	2016	2015	2014	2013
Federal statutory rate	-34.0%	-34.0%	-34.0%	-34.0%
State income tax rate	-6.0%	-6.0%	-6.0%	-6.0%
Change in valuation allowance	40.0%	40.0%	40.0%	40.0%
Effective tax rate	0.0%	0.0%	0.0%	0.0%

The Company’s tax returns for 2011 to 2015 are open to review by the Internal Revenue Service.

NOTE 13 – SUBSEQUENT EVENTS

The Company evaluates subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements are available.

Subsequent to December 31, 2016, the following material transactions occurred:

Equity Issuances

On January 2, 2017, Brighton Capital LLC converted debt of $127,148 into 15,893,500 shares of our common stock at a per share conversion price of $0.008.

During the three months ended March 31, 2017, Chicago Venture converted principal and interest of $1,253,000 into 190,189,197 shares of our common stock at a per share conversion price of $0.007.

On February 28, 2017, Logic Works converted principal and interest of $291,044 into 82,640,392 shares of our common stock at a per share conversion price of $.004.

Transactions with Chicago Venture Partners, L.P. (‘Chicago Venture”) and TCA Global Credit Master Fund, LP (“TCA”)

On February 1, 2017, the Company closed the transactions described below with Chicago Venture Partners, L.P. (“Chicago Venture”).

Securities Purchase Agreement, Secured Promissory Notes, Membership Interest Pledge Agreement and Security Agreement

On January 9, 2017, the Company executed the following agreements with Chicago Venture: (i) Securities Purchase Agreement; (ii) Secured Promissory Notes; (iii) Membership Interest Pledge Agreement; and (iv) Security Agreement (collectively the “Chicago Venture Agreements”). The Company entered into the Chicago Venture Agreements with the intent of paying its debt, in full, to TCA Global Credit Master Fund, LP (“TCA”), which included any TCA affiliates.

The total amount of funding under the Chicago Venture Agreements is $1,105,000.00 (the “Debt”). Each Convertible Promissory Note carries an original issue discount of $100,000 and a transaction expense amount of $5,000, for total debt of $1,105,000. The Company agreed to reserve 500,000,000 of its shares of common stock for issuance upon conversion of the Debt, if that occurs in the future. If not converted sooner, the Debt is due on or before January 9, 2018. The Debt carries an interest rate of ten percent (10%). The Debt is convertible, at Chicago Venture’s option, into the Company’s common stock at $0.009 per share subject to adjustment as provided for in the Secured Promissory Notes attached hereto and incorporated herein by this reference. As of the date of this report on Form 8-K, Chicago Venture has funded the entire amount of the Debt.

Chicago Venture’s obligation to fund the Debt was secured by Chicago Venture’s 60% interest in Typenex Medical, LLC, an Illinois corporation, as provided for in the Membership Pledge Agreement attached hereto and incorporated herein by this reference.

The Company’s obligation to pay the Debt, or any portion thereof, is secured by all of the Company’s assets as described in Schedule A to the Security Agreement attached hereto and incorporated herein by this reference.

Payment of All TCA Obligations

On January 10, 2017, Chicago Venture, at the Company’s instruction, remitted funds of $1,495,901 to TCA in order to satisfy all debts to TCA. On or around January 11, 2017, the Company was notified by TCA that $13,540 were due to TCA in order for TCA to release its security interest in the Company’s assets. On February 1, 2017, TCA notified the Company that all funds were received and TCA would release its security interest in Company’s assets. TCA has confirmed that it is paid in full and the Company is not aware of any other obligations that the Company has as to TCA. The funds received under the Chicago Venture Agreements and previous Chicago Venture Agreements were used to pay-off TCA.

Director Appointments

On February 14, 2017, the board appointed Katherine McClain and Mark E. Scott, our consulting Chief Financial Officer, to the Board of Directors.

Impairment of Goodwill and Intangible Assets

On March 10, 2017, the Audit Committee reviewed the GrowLife Hydroponics, Inc. operations and based on the capital intensive nature of the business and operating results, determined that the goodwill value of $739,000 and intangible assets of $137,056 were impaired as of December 31, 2016. The Company recorded an impairment of goodwill and intangible assets associated with GrowLife Hydroponics, Inc. of $876,056 during the three months December 31, 2016.

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

The Company is surrendering its qualification to do business in California for GrowLife Productions, Inc. due to the fact that the Company no longer operates any business under this wholly-owned subsidiary.

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

GROWLIFE, INC.

Date: March 31, 2017	By:	/s/ Marco Hegyi
Marco Hegyi
Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Mark E. Scott
Mark Scott
Chief Financial Officer, Director and Secretary (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURES	TITLE	DATE

/s/ Marco Hegyi	Chief Executive Officer and Director	March 31, 2017
Marco Hegyi	(Principal Executive Officer)

/s/ Mark E. Scott	Chief Financial Officer, Director and Secretary	March 31, 2017
Mark E. Scott	(Principal Financial/Accounting Officer)

/s/ Michael E. Fasci	Director	March 31, 2017
Michael E. Fasci

	Director	March 31, 2017
Katherine McLain