Form 10-Q
period 2017-03-31
GROWLIFE, INC.
filed 2017-05-08
CIK 1161582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
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

As of May 8, 2017 there were 1,996,912,716 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

ITEM 1. FINANCIAL STATEMENTS

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
ASSETS		(Audited)

CURRENT ASSETS:
Cash and cash equivalents	$84,992	$103,070
Inventory, net	418,494	418,453
Deposits	11,163	11,163
Total current assets	514,649	532,686

EQUIPMENT, NET	-	1,890

TOTAL ASSETS	$514,649	$534,576

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade	$1,260,373	$1,529,919
Accounts payable - related parties	2,568	10,952
Accrued expenses	110,247	132,656
Accrued expenses - related parties	19,689	19,605
Derivative liability	910,745	2,701,559
Current portion of convertible notes payable	1,966,015	2,798,800
Deferred revenue	20,000	47,995
Total current liabilities	4,289,637	7,241,486

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock - $0.0001 par value, 10,000,000 shares authorized, no shares
issued and outstanding	-	-
Series B Convertible Preferred stock - $0.0001 par value, 150,000 shares authorized, no
shares issued and outstanding	-	-
Series C Convertible Preferred stock - $0.0001 par value, 51 shares authorized, no shares
and 51 shares issued and outstanding at 3/31/2017 and 12/31/2016, respectively	-	-
Common stock - $0.0001 par value, 3,000,000,000 shares authorized, 1,944,843,172
and 1,656,120,083 shares issued and outstanding at 3/31/2017 and 12/31/2016, respectively	194,472	165,600
Additional paid in capital	120,618,021	117,537,822
Accumulated deficit	(124,587,481)	(124,410,332)
Total stockholders' deficit	(3,774,988)	(6,706,910)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$514,649	$534,576

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended,
	March 31, 2017	March 31, 2016

NET REVENUE	$467,565	$467,495
COST OF GOODS SOLD	452,082	332,560
GROSS PROFIT	15,483	134,935
GENERAL AND ADMINISTRATIVE EXPENSES	413,262	401,813
OPERATING LOSS	(397,779)	(266,878)

OTHER INCOME (EXPENSE):
Change in fair value of derivative	1,790,814	(2,468,292)
Interest expense, net	(202,784)	(166,176)
Loss on debt conversions	(1,367,400)	-
Total other (expense)	220,630	(2,634,468)

(LOSS) BEFORE INCOME TAXES	(177,149)	(2,901,346)

Income taxes - current benefit	-	-

NET (LOSS)	$(177,149)	$(2,901,346)

Basic and diluted (loss) per share	$(0.00)	$(0.00)

Weighted average shares of common stock outstanding- basic and diluted	1,825,906,568	939,520,030

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended,
	March 31, 2017	March 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(177,149)	$(2,901,346)
Adjustments to reconcile net loss to net cash (used in)
operating activities
Depreciation and amortization	1,890	2,528
Amortization of intangible assets	-	26,637
Stock based compensation	48,583	32,520
Common stock issued for services	15,000	15,000
Amortization of debt discount	61,610	104,580
Change in fair value of derivative liability	(1,790,814)	2,468,292
Accrued interest on convertible notes payable	113,045	61,596
Interest converted on convertible notes payable	-	43,999
Loss on debt conversions	1,367,400	-
Changes in operating assets and liabilities:
Inventory	(41)	(88,715)
Accounts payable	(150,782)	89,206
Accrued expenses	(22,325)	122,037
Deferred revenue	(27,995)	(136)
CASH (USED IN) OPERATING ACTIVITIES	(561,578)	(23,802)

CASH FLOWS FROM INVESTING ACTIVITIES:
	-	-
	-	-
NET CASH PROVIDED BY INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash provided from Convertible Promissory Note with Chicago Venture Partners, L.P.	2,059,401	-
Cash payoff to TCA Global Credit Master Fund, LP	(1,515,901)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	543,500	-

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,078)	(23,802)

CASH AND CASH EQUIVALENTS, beginning of period	103,070	60,362

CASH AND CASH EQUIVALENTS, end of period	$84,992	$36,560

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash investing and financing activities:
Shares issued for convertible note and interest conversion	$1,544,044	$608,904
Shares issued for debt conversion	$-	$44,000
Common shares issued for accounts payable	$127,148	$-

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION

The accompanying unaudited consolidated condensed financial statements have been prepared by GrowLife, Inc. “us,” “we,” or “our”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of our management, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position, results of operations, and cash flows for the fiscal periods presented have been included.

These financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended December 31, 2016. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results expected for the full fiscal year, or for any other fiscal period.

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

The Company anticipates that it will record losses from operations for the foreseeable future. As of March 31, 2017, our accumulated deficit was $124,587,481.  The Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements during this period primarily through the recurring issuance of convertible notes payable and advances from a related party. The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2016 and 2015 filed with the SEC on March 31, 2017 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

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

Inventories - Inventories are recorded on a first in first out basis. Inventory consists of raw materials, purchased finished goods and components held for resale. Inventory is valued at the lower of cost or market. The reserve for inventory was $20,000 as of March 31, 2017 and December 31, 2016, respectively.

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

Sales Returns - We allow customers to return defective products when they meet certain established criteria as outlined in our sales terms and conditions. It is our practice to regularly review and revise, when deemed necessary, our estimates of sales returns, which are based primarily on actual historical return rates. We record estimated sales returns as reductions to sales, cost of goods sold, and accounts receivable and an increase to inventory. Returned products which are recorded as inventory are valued based upon the amount we expect to realize upon its subsequent disposition. As of March 31, 2017 and December 31, 2016, there was no reserve for sales returns, which are minimal based upon our historical experience.

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

Net (Loss) Per Share - Under the provisions of ASC 260, “Earnings per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The common stock equivalents have not been included as they are anti-dilutive. As of March 31, 2017, there are also (i) stock option grants outstanding for the purchase of 12,010,000 common shares at a $0.010 average strike price; (ii) warrants for the purchase of 595 million common shares at a $0.031 average exercise price; and (iii) 130,106,389 shares related to convertible debt that can be converted at $0.0036 per share. In addition, we have an unknown number of common shares to be issued under the Chicago Venture Partners, L.P. financing agreements. As of March 31, 2016, there are also (i) stock option grants outstanding for the purchase of 29.0 million common shares at a $0.028 average strike price; (ii) warrants for the purchase of 565.0 million common shares at a $0.032 average exercise price; (iii) 164.0 million shares related to convertible debt that can be converted at 0.007 per share; and (iv) 6.0 million shares that may be issued to a former executive related to a severance agreement. On April 6, 2016, we issued $2 million in common stock or 115,141,048 shares of our common stock pursuant to the settlement of the Consolidated Class Action and Derivative Action lawsuits alleging violations of federal securities laws that were filed against the Company in United States District Court, Central District of California. In addition, as of March 31, 2016 we had an unknown number of common shares to be issued under the TCA financing agreements.

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

OGI was incorporated on January 7, 2014 in the State of Nevada and had no business activities as of December 31, 2016.

NOTE 5 – INVENTORY

Inventory as of March 31, 2017 and December 31, 2016 consists of the following:

	March 31,	December 31,
	2017	2016

Finished goods	$438,494	$438,453
Inventory reserve	(20,000)	(20,000)
Total	$418,494	$418,453

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

NOTE 6 – CONVERTIBLE NOTES PAYABLE, NET

Convertible notes payable as of March 31, 2017 consisted of the following:

				Balance
		Accrued	Debt	As of
	Principal	Interest	Discount	March 31, 2017
6% Secured convertible note (2014)	$39,251	$221	$-	$39,472
7% Convertible note ($850,000)	250,000	178,932	-	428,932
10% OID Convertible Promissory Note with Chicago Venture Partners, L.P.	1,539,063	18,333	(59,785)	1,497,611
	$1,828,314	$197,486	$(59,785)	$1,966,015

Convertible notes payable as of December 31, 2016 consisted of the following:

				Balance
		Accrued	Debt	As of
	Principal	Interest	Discount	December 31, 2016
6% Secured convertible note (2014)	$330,295	$3,692	$-	$333,987
7% Convertible note ($850,000)	250,000	164,137	-	414,137
Replacement debenture with TCA ($2,830,210)	1,468,009	18,350	-	1,486,359
10% OID Convertible Promissory Note with Chicago Venture Partners, L.P.	683,042	2,670	(121,395)	564,317
	$2,731,346	$188,849	$(121,395)	$2,798,800

Several of the Company’s convertible promissory notes remain outstanding beyond their respective maturity dates. This may trigger an event of default under the respective agreements. The Company is working with these noteholders to convert their notes into common stock and intends to resolve these outstanding issues as soon as practicable. As a result, the Company accrued interest on these notes at the default rates. Furthermore, as a result of being in default on these notes, the Holders could, at their sole discretion, have called these notes. Although no such action has been taken by the Holders, the Company classified these notes as a current liability as of March 31, 2017 and December 31, 2016.

6% Secured Convertible Note and Secured Credit Facility (2014)

The Company entered into a Secured Convertible Note and Secured Credit Facility dated June 25, 2014 with Logic Works whereby Logic Works agreed to provide up to $500,000 in funding. Logic Works funded $350,000. The funding provided for interest at 6% with a default interest of 24% per annum and required repayment by June 26, 2016. The Note is convertible into common stock of the Company at the lesser of $0.007 or (B) twenty percent (20%) of the average of the three (3) lowest daily VWAPs occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable conversion date on which Logic Works elects to convert all or part of this 6% Convertible Note, subject to adjustment as provided in the Note. On February 28, 2017, Logic Works converted principal and interest of $291,044 into 82,640,392 shares of our common stock at a per share conversion price of $.004. As of March 31, 2017, the outstanding principal on this 6% convertible note was $39,251 and accrued interest was $221, which results in a total liability of $39,472.

7% Convertible Notes Payable

On October 11, 2013, the Company issued 7% Convertible Notes in the aggregate amount of $850,000 to investors, including $250,000 to Forglen LLC. The Note was due September 30, 2015. All other Notes were converted in 2014. On July 14, 2014, the Board of Directors approved a Settlement Agreement and Waiver of Default dated June 19, 2014 with Forglen related to the 7% Convertible Note. The current annual rate of interest was increased to 24% per annum. The conversion price was $0.007 per share, subject to adjustment as provided in the Note. As of March 31, 2017, the outstanding principal on this 7% convertible note was $250,000 and accrued interest was $178,932, which results in a total liability of $428,932.

Funding from Chicago Venture Partners, L.P. (“Chicago Venture”)

The Company has the following funding transactions with Chicago Venture:

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

On February 1, 2017, the Company closed the transactions described below with Chicago Venture:

Securities Purchase Agreement, Secured Promissory Notes, Membership Interest Pledge Agreement and Security Agreement

On January 9, 2017, the Company executed the following agreements with Chicago Venture: (i) Securities Purchase Agreement; (ii) Secured Promissory Notes; (iii) Membership Interest Pledge Agreement; and (iv) Security Agreement (collectively the “Chicago Venture Agreements”). The Company entered into the Chicago Venture Agreements with the intent of paying its debt, in full, to TCA Global Credit Master Fund, LP (“TCA”).

The total amount of funding under the Chicago Venture Agreements is $1,105,000. Each Convertible Promissory Note carries an original issue discount of $100,000 and a transaction expense amount of $5,000, for total debt of $1,105,000. The Company agreed to reserve 500,000,000 of its shares of common stock for issuance upon conversion of the Debt, if that occurs in the future. If not converted sooner, the Debt is due on or before January 9, 2018. The Debt carries an interest rate of 10%. The Debt is convertible, at Chicago Venture’s option, into the Company’s common stock at $0.009 per share subject to adjustment as provided for in the Secured Promissory Notes attached hereto and incorporated herein by this reference.

Chicago Venture’s obligation to fund the Debt was secured by Chicago Venture’s 60% interest in Typenex Medical, LLC, an Illinois corporation, as provided for in the Membership Pledge Agreement.

The Company’s obligation to pay the Debt, or any portion thereof, is secured by all Company’s assets.

Payment of All TCA Obligations

On January 10, 2017, Chicago Venture, at the Company’s instruction, remitted funds of $1,495,901 to TCA in order to satisfy all debts to TCA. On or around January 11, 2017, the Company was notified by TCA that $13,540 were due to TCA in order for TCA to release its security interest in the Company’s assets. On February 1, 2017, TCA notified the Company that all funds were received and TCA released its security interest in Company’s assets. TCA has confirmed that it is paid in full and the Company is not aware of any other obligations that the Company has as to TCA.

As of March 31, 2017, the outstanding balance due to Chicago Venture is $1,539,063, accrued interest was $18,333, net of the OID of $59,785, which results in a net amount of $1,497,611. The OID has been recorded as a discount to debt and $61,610 was amortized to interest expense during the three months ended March 31, 2017.

During the three months ended March 31, 2017, Chicago Venture converted principal and accrued interest of $1,253,000 into 189,189,198 shares of our common stock at a per share conversion price of $0.0066.

The Company recognized $1,367,400 of loss on debt conversions during the three months ended March 31, 2017.

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

Derivative liability as of March 31, 2017 is as follows:

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	March 31, 2017

Liabilities:
Derivative Instruments	$-	$910,745	$-	$910,745

Total	$-	$910,745	$-	$910,745

For the three months ended March 31, 2017, the Company recorded non-cash income of $1,790,814 related to the “change in fair value of derivative” expense related to its 6% and 7% convertible notes.

Derivative liability as of December 31, 2016 was as follows:

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

As of December 31, 2016, the Company had outstanding 7% convertible notes with a remaining balance of $250,000 that the Company determined had an embedded derivative liability due to the “reset” clause associated with the note’s conversion price. The Company valued the derivative liability of these notes at $1,495,495 using the Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions (i) dividend yield of 0%; (ii) expected volatility of 160.0%; (iii) risk free rate of .001%, (iv) stock price of $0.017, (v) per share conversion price of $0.0036, and (vi) expected term of .25 years, as the Company estimated that the balance of these notes will be converted by March 31, 2017.

As of March 31, 2017, the Company had outstanding 7% convertible notes with a remaining balance of $250,000 that the Company determined had an embedded derivative liability due to the “reset” clause associated with the note’s conversion price. The Company valued the derivative liability of these notes at $834,034 using the Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions (i) dividend yield of 0%; (ii) expected volatility of 145.8%; (iii) risk free rate of .001%, (iv) stock price of $0.010, (v) per share conversion price of $0.0036, and (vi) expected term of .25 years, as the Company estimates that the balance of these notes will be converted by June 30, 2017.

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

As of December 31, 2016, the Company had outstanding unsecured 6% convertible notes for $330,295 that the Company determined had an embedded derivative liability due to the “reset” clause associated with the note’s conversion price. The Company valued the derivative liability of these notes at $1,206,064 using the Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions (i) dividend yield of 0%; (ii) expected volatility of 160.0%; (iii) risk free rate of .001%, (iv) stock price of $0.017, (v) per share conversion price of $0.0036, and (vi) expected term of .25 years, as the Company estimates that these notes would be converted by March 31, 2017.

As of March 31, 2017, the Company had outstanding unsecured 6% convertible notes for $39,251 that the Company determined had an embedded derivative liability due to the “reset” clause associated with the note’s conversion price. The Company valued the derivative liability of these notes at $76,710 using the Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions (i) dividend yield of 0%; (ii) expected volatility of 145.8%; (iii) risk free rate of .001%, (iv) stock price of $0.010, (v) per share conversion price of $0.0036, and (vi) expected term of .25 years, as the Company estimates that the balance of these notes will be converted by June 30, 2017.

NOTE 8 – RELATED PARTY TRANSACTIONS AND CERTAIN RELATIONSHIPS

Since January 1, 2017, the Company engaged in the reportable transaction below with the Company’s directors, executive officers, holders of more than 5% of our voting securities, and affiliates or immediately family members of our directors, executive officers and holders of more than 5% of our voting securities.

On February 4, 2017, the Company issued 1,000,000 shares of its common stock to Michael E. Fasci, a Board Director, pursuant to a service award for $15,000. The shares were valued at the fair market price of $0.015 per share.

Certain Relationships

Please see the transactions with CANX, LLC and Logic Works in Note 5, TCA Global Credit Master Fund LP and Chicago Venture Partners, L.P. discussed in Note 4, 6, 7 and 9.

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

Series C Preferred Stock Designation

In connection with the Amended and Restated Securities Purchase Agreement with TCA, the Board of Directors, on October 21, 2015, approved the authorization of a Series C Preferred Stock as provided in the Company’s Certificate of Incorporation, as amended, and the issuance of 51 shares of Series C Preferred Stock. These shares only have voting rights in the event of a default by us under the Amended and Restated Transaction Documents. The Series C Preferred Stock is cancelled with the repayment of the TCA debt.

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

During the three months ended March 31, 2017, the Company had had the following sales of unregistered of equity securities to accredited investors unless otherwise indicated:

On January 2, 2017, Brighton Capital LLC converted debt of $127,148 into 15,893,500 shares of our common stock at a per share conversion price of $0.008.

On February 4, 2017, the Company issued 1,000,000 shares of its common stock to Michael E. Fasci, a Board Director, pursuant to a service award for $15,000. The shares were valued at the fair market price of $0.015 per share.

On February 28, 2017, Logic Works converted principal and interest of $291,044 into 82,640,392 shares of our common stock at a per share conversion price of $.004.

During the three months ended March 31, 2017, Chicago Venture converted principal and interest of $1,253,000 into 189,189,197 shares of our common stock at a per share conversion price of $0.007.

Warrants

The Company did not issue any warrants during the three months ended March 31, 2017.

A summary of the warrants issued as of March 31, 2017 is as follows:

	March 31, 2017
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	595,000,000	$0.031
Issued	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at end of period	595,000,000	$0.031
Exerciseable at end of period	595,000,000

A summary of the status of the warrants outstanding as of March 31, 2017 is presented below:

	March 31, 2017
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life	Price	Exerciseable	Price
540,000,000	2.03	$0.033	540,000,000	$0.033
55,000,000	3.29	0.010	35,000,000	0.010

595,000,000	2.07	$0.031	575,000,000	$0.032

Warrants totaling 35,000,000 shares of common stock had no intrinsic value as of March 31, 2017.

NOTE 10– STOCK OPTIONS

Description of Stock Option Plan

In fiscal year 2011, the Company authorized a Stock Incentive Plan whereby a maximum of 18,870,184 shares of the Company’s common stock could be granted in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, and Other Stock-Based Awards. On April 18, 2013, the Company’s Board of Directors voted to increase to 35,000,000 the maximum allowable shares of the Company’s common stock allocated to the 2011 Stock Incentive Plan. The Company has outstanding unexercised stock option grants totaling 12,010,000 shares as of March 31, 2017. All grants are non-qualified as the plan was not approved by the shareholders within one year of its adoption.

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

Stock Option Activity

During the three months ended March 31, 2017, the Company had the following stock option activity:

As of March 31, 2017, there are 12,010,000 options to purchase common stock at an average exercise price of $0.010 per share outstanding under the 2011 Stock Incentive Plan. The Company recorded $7,541 and $32,520 of compensation expense, net of related tax effects, relative to stock options for the three months ended March 31, 2017 and 2016 in accordance with ASC 505. Net loss per share (basic and diluted) associated with this expense was approximately ($0.00). As of March 31, 2017, there is $15,090 of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately 2.63 years.

Stock option activity for the three months ended March 31, 2017 and the years ended December 31, 2016 and 2015 is as follows:

		Weighted Average
	Options	Exercise Price	$
Outstanding as of December 31, 2014	40,720,000	$0.058	$2,356,000
Granted	-	-	(960,000)
Exercised	-	-	-
Forfeitures	(11,700,000)	(0.050)	(585,000)
Outstanding as of December 31, 2015	29,020,000	0.028	811,000
Granted	-	-	-
Exercised	-	-	-
Forfeitures	(17,010,000)	(0.041)	(690,500)
Outstanding as of December 31, 2016	12,010,000	$0.010	$120,500
Granted	-	-	-
Exercised	-	-	-
Forfeitures	-	-	-
Outstanding as of March 31, 2017	12,010,000	$0.010	$120,500

The following table summarizes information about stock options outstanding and exercisable as of March 31, 2017:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining Life	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Exerciseable	Exerciseable	Exerciseable
$0.05	10,000	2.86	$0.050	7,500	$0.050
0.01	12,000,000	2.63	0.010	8,944,444	0.010
	12,010,000	2.63	$0.010	8,951,944	$0.010

Stock option grants totaling 12,010,000 shares of common stock had no intrinsic value as of March 31, 2017.

NOTE 11 – COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

From time to time, the Company may become subject to various legal proceedings that are incidental to the ordinary conduct of its business. Although the Company cannot accurately predict the amount of any liability that may ultimately arise with respect to any of these matters, it makes provision for potential liabilities when it deems them probable and reasonably estimable. These provisions are based on current information and may be adjusted from time to time according to developments.

Other than those certain legal proceedings as reported in our annual report on Form 10-K filed with the SEC on March 31, 2017, the Companies knows of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Operating Leases

On December 7, 2016, the Company entered into entered into a Consent to Judgement and Settlement Agreement related to its retail hydroponics store located in Portland, Maine. This Agreement provides for a monthly lease payment of $4,668 through May 2, 2017. If the Company is in compliance with the Settlement Agreement, it can extend the lease from May 2, 2017 to May 1, 2020 at the monthly lease payment of $5,373. The Company also agreed to a repayment schedule for past due rent of $70,013. The Company does not have an option to extend the lease after May 1, 2020.

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

The aggregate future minimum lease payments under operating leases, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended March 31,	Total
2017	$84,428
2018	7,203
2019	-
2020	-
2021	-
Beyond	-
Total	$91,631

NOTE 12 – SUBSEQUENT EVENTS

The Company evaluates subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements are available.

Subsequent to March 31, 2017, the following material transactions occurred:

Equity Issuances

Subsequent to March 31, 2017, Chicago Venture converted principal and interest of $150,000 into 49,069,544 shares of our common stock at a per share conversion price of $0.0061.

On April 27, 2017, the Company issued 3,000,000 shares of its common stock to Michael E. Fasci, a Board Director, or an entity controlled by Michael Fasci pursuant to service awards for $27,000. The shares were valued at the fair market price of $0.009 per share.

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

GrowLife started the expansion of sales and store personnel and marketing efforts with the new funding vehicle with Chicago Venture Partners, L.P. Chicago Venture is supportive in the expansion of the sales and marketing teams in a growing market. GrowLife is expecting growth in several markets, including California. GrowLife received funding twice a month for such costs. As the personnel were hired late in the December 2016 quarter, the impact started in the March 2017 quarter.

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

Currently twenty eight states and the District of Columbia currently have laws legalizing marijuana in some form. Three other states will soon join them after recently passing measures permitting use of medical marijuana.

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

A number of states have also decriminalized the possession of small amounts of marijuana. Other states have passed medical marijuana laws allowing for limited use of cannabis. Some medical marijuana laws are broader than others, with types of medical conditions that allow for treatment varying from state to state. Other states (not shown on the map below) have passed laws allowing residents to possess cannabis oil if they suffer from certain medical illnesses.

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

MAP in our Base business with Retail Licensing Program has quickly taught us to invest in new procedures and people. Growth from M&A is the most obvious expansion move. Over the last year, we explored a half-a-dozen acquisition opportunities. However, we found that they were all over-priced. Even after factoring in the possible valuation lift to the PHOT share price, the risk/reward did not make sense.

The most visible example was Go Green Hydroponics, where we had entered into a non-binding letter of intent last year. In February 2017, we announced in an SEC 8-K/A filing that the non-binding letter of intent had expired and GrowLife does not expect to close the acquisition of Go Green Hydroponics. We will therefore not be pursuing this acquisition since our retail strategy has shifted to the GrowLife Retail Licensing Program.

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

Employees

As of March 31, 2017, we had one full-time employee and one consultant at our Seattle, Washington office. Marco Hegyi, our Chief Executive Officer, is based in Kirkland, Washington. Mark E. Scott, our consulting CFO, is based primarily in Seattle, Washington. In addition, we have 10 part and employees located throughout the United States who operate our e-commerce, direct sales and retail businesses. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We believe that we have a good relationship with our employees.

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

(dollars in thousands)

	Three Months Ended March 31,
	2017	2016	$ Variance	% Variance
Net revenue	$467	$467	$-	0.0%
Cost of goods sold	452	332	120	-36.1%
Gross profit	15	135	(120)	-88.9%
General and administrative expenses	413	402	11	-2.7%
Operating loss	(398)	(267)	(131)	-49.1%
Other income (expense):
Change in fair value of derivative	1,791	(2,468)	4,259	172.6%
Interest expense, net	(203)	(166)	(37)	-22.3%
Loss on debt conversions	(1,367)	-	(1,367)	-100.0%
Total other (expense) income	221	(2,634)	2,855	108.4%
(Loss) before income taxes	(177)	(2,901)	2,724	93.9%
Income taxes - current benefit	-	-	-	0.0%
Net (loss)	$(177)	$(2,901)	$2,724	93.9%

THREE MONTHS ENDED MARCH 31, 2017 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2016

Revenue

Net revenue for the three months ended March 31, 2017 and March 31, 2016 was $467,000. However, net revenue for the three months ended March 31, 2017 increased $165,000 or 54.6% from the three months ended December 31, 2016.

Cost of Goods Sold

Cost of sales for the three months ended March 31, 2017 increased $120,000 to $452,000 as compared to $332,000 for the three months ended March 31, 2016. The increase was due to (i) lower sales prices from the retail stores; (ii) and the transition from TCA funding to Chicago Venture during the months ended March 31, 2017, which resulted in difficulties in purchasing product or product was ordered at higher costs.

Gross profit was $15,000 for the three months ended March 31, 2017 as compared to $135,000 for the three months ended March 31, 2016. The gross profit percentage was 3.3% for the three months ended March 31, 2017 as compared to 28.9% for the three months ended March 31, 2016. The gross profit percentage was due to lower sales prices from the retail stores during the three months ended March 31, 2017. However, gross profit for the three months ended March 31, 2017 increased $95,000 from the three months ended December 31, 2016. The gross profit percentage for the three months ended March 31, 2017 increased to 3.3% as compared to (26.6%) for the three months ended March 31, 2016.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2017 increased $11,000 to $413,000 as compared to $402,000 for the three months ended March 31, 2016. The increase was due to (i) an increase in auditing of $41,000; (ii) an increase in stock based compensation of $16,000; and (iii) and an increase in other expenses of $36,000; offset by (iv) reduced legal expense of $62,000; and (v) reduced wages of $20,000. As part of the general and administrative expenses for the three months ended March 31, 2017, we did not record any public relation, investor relation or business development expenses.

Non-cash general and administrative expenses for the three months ended March 31, 2017 were $65,000 including (i) depreciation and amortization of $2,000; (ii) stock based compensation of $48,000 related to stock option grants; (iii) and common stock issued for services of $15,000.

Non-cash general and administrative expenses for the three months ended March 31, 2016 was $77,000, with (i) depreciation and amortization of $29,000; (ii) stock based compensation of $33,000 related to stock option grants; (iii) common stock issued for services of $15,000.

Other Income/ Expense

Other income for the three months ended March 31, 2017 was $221,000 as compared to other expense of $2,634,000 for the three months ended March 31, 2016. The other income for the three months ended March 31, 2017 included (i) change in derivative liability of $1,791,000; offset by (ii) interest expense of $203,000; and (iii) loss on debt conversions of $1,367,000. The change in derivative liability is the non-cash change in the fair value and relates to our derivative instruments. The non-cash interest related to the amortization of the debt discount associated with our convertible notes and accrued interest expense related to our notes payable. The loss on debt conversions related to the conversion of our notes payable at prices below the market price.

Other expense for the three months ended March 31, 2016 was $2,634,000. The other expense for the three months ended March 31, 2016 included change in derivative liability of $2,468,000, interest expense of $166,000. The change in derivative liability is the non-cash change in the fair value and relates to our derivative instruments. The non-cash interest related to the amortization of the debt discount associated with our convertible notes, accrued interest expense related to our notes payable.

Net (Loss)

Net loss for the three months ended March 31, 2017 was $177,000 as compared to a net loss of $2,901,000 for the three months ended March 31, 2016 for the reasons discussed above.

Net loss for the three months ended March 31, 2017 included non-cash expense of $184,000 including (i) depreciation and amortization of $2,000; (ii) stock based compensation of $49,000 related to stock option grants and warrants; (iii) common stock issued for services of $15,000; (iv) accrued interest and amortization of debt discount on convertible notes payable of $176,000; (v) loss on debt conversions of $1,367,000, offset by (vi) change in derivative liability of $1,791,000.

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

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $85,000 and a net working capital deficit of approximately $2,864,000 (excluding the derivative liability- warrants of $911,000 as of March 31, 2017.  We expect losses to continue as we grow our business. Our cash used in operations for the years ended December 31, 2016 and 2015 was $1,212,000 and $1,376,000, respectively.

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

The total amount of funding under the Chicago Venture Agreements is $1,105,000 (the “Debt”). Each Convertible Promissory Note carries an original issue discount of $100,000 and a transaction expense amount of $5,000, for total debt of $1,105,000. The Company agreed to reserve 500,000,000 of its shares of common stock for issuance upon conversion of the Debt, if that occurs in the future. If not converted sooner, the Debt is due on or before January 9, 2018. The Debt carries an interest rate of ten percent (10%). The Debt is convertible, at Chicago Venture’s option, into the Company’s common stock at $0.009 per share subject to adjustment as provided for in the Secured Promissory Notes attached hereto and incorporated herein by this reference. As of the date of this report, Chicago Venture has funded the entire amount of the Debt.

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

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2017 was $562,000. This amount was primarily related to a net loss of $177,000, (i) a decrease in accounts payable and accrued expenses of $173,000; (ii) a reduction in deferred revenue of $28,000; and (iv) non-cash expenses of $184,000 including (i) depreciation and amortization of $2,000; (ii) stock based compensation of $49,000 related to stock option grants and warrants; (iii) common stock issued for services of $15,000; (iv) accrued interest and amortization of debt discount on convertible notes payable of $176,000; (v) loss on debt conversions of $1,367,000, offset by (vi) change in derivative liability of $1,791,000.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2017 was $544,000. The amount related to funding provided of $544,000 by Chicago Venture to us and $1,516,000 paid to TCA to in order to satisfy all debts to TCA.

Our contractual cash obligations as of March 31, 2017 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$91,631	$84,428	$7,203	$-	$-
Convertible notes payable	2,025,780	2,025,780	-	-	-
Capital expenditures	25,000	25,000	-	-	-
	$2,142,411	$2,135,208	$7,203	$-	$-

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

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of March 31, 2017, that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

b) Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2017, there were no changes in our internal controls over financial reporting during this fiscal quarter, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, we may become subject to various legal proceedings that are incidental to the ordinary conduct of its business. Although we cannot accurately predict the amount of any liability that may ultimately arise with respect to any of these matters, it makes provision for potential liabilities when it deems them probable and reasonably estimable. These provisions are based on current information and may be adjusted from time to time according to developments.

Other than those certain legal proceedings as reported in our annual report on Form 10-K filed with the SEC on March 31, 2017, we know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors.

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

Our Joint Venture Agreement with CANX USA, LLC may be important to our operations.

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

Currently, twenty eight states and the District of Columbia allow its citizens to use medical marijuana.  Additionally, seven states have legalized cannabis for adult use.  The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration previously effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana.  The Trump administration position is unknown. However, there is no guarantee that the Trump administration will not change current policy regarding the low-priority enforcement of federal laws.  Additionally, any new administration that follows could change this policy and decide to enforce the federal laws strongly.  Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us and its shareholders.

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

We have experienced net losses since inception. As of March 31, 2017, we had an accumulated deficit of $124.6 million. There can be no assurance that we will achieve or maintain profitability.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting. During the review of our financial statements for the year ended March 31, 2017, our management identified material weaknesses in our internal control over financial reporting. If these weaknesses continue, investors could lose confidence in the accuracy and completeness of our financial reports and other disclosures.

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

Risks Related to our Common Stock

CANX and Chicago Venture could have significant influence over matters submitted to stockholders for approval.

CANX and Logic Works

As of March 31, 2017, CANX holds shares representing approximately 21.7% of our common stock on a fully-converted basis and could be considered a control group for purposes of SEC rules. However, their agreements limit their ownership to 4.99% individually and each of the parties disclaims its status as a control group or a beneficial owner due to the fact that their beneficial ownership is limited to 4.99% per their agreements. Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days after the date of determination.

TCA and Chicago Venture

As a result of funding from Chicago Venture as previously detailed, they exercise significant control over us.

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

Our stock is categorized as a penny stock The SEC has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than US$ 5.00 per share or an exercise price of less than US $5.00 per share, subject to certain exclusions (e.g., net tangible assets in excess of $2,000,000 or average revenue of at least $6,000,000 for the last three years). The penny stock rules impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Finally, broker-dealers may not handle penny stocks under $0.10 per share.

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

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of March 31, 2017, there were approximately 1.945 billion shares of our common stock issued and outstanding.  In addition, as of March 31, 2017, there are also (i) stock option grants outstanding for the purchase of 12 million common shares at a $0.010 average exercise price; (ii) warrants for the purchase of 595 million common shares at a $0.031 average exercise price; and (iii) 130.1 million shares related to convertible debt that can be converted at 0.0036 per share. During the three months ended March 31, 2017, Chicago Venture converted principal and interest of $1,253,000 into 189,189,197 shares of our common stock at a per share conversion price of $0.007; and (iii) Logic Works converted principal and interest of $291,044 into 82,640,392 shares of our common stock at a per share conversion price of $.004.

In addition, we have an unknown number of common shares to be issued under the Chicago Venture financing agreements because the number of shares ultimately issued to Chicago Venture depends on the price at which Chicago Venture converts its debt to shares. The lower the conversion price, the more shares that will be issued to Chicago Venture upon the conversion of debt to shares. We won’t know the exact number of shares of stock issued to Chicago Venture until the debt is actually converted to equity. If all stock option grant and warrant and contingent shares are issued, approximately 2.682 billion of our currently authorized 3 billion shares of common stock will be issued and outstanding.  For purposes of estimating the number of shares issuable upon the exercise/conversion of all stock options, warrants and contingent shares, we assumed the number of shares and average share prices detailed above.

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

During the three months ended March 31, 2017, we had the following sales of unregistered of equity securities to accredited investors unless otherwise indicated:

On January 2, 2017, Brighton Capital LLC converted debt of $127,148 into 15,893,500 shares of our common stock at a per share conversion price of $0.008.

On February 4, 2017, we issued 1,000,000 shares of its common stock to Michael E. Fasci, a Board Director, pursuant to a service award for $15,000. The shares were valued at the fair market price of $0.015 per share.

On February 28, 2017, Logic Works converted principal and interest of $291,044 into 82,640,392 shares of our common stock at a per share conversion price of $.004.

During the three months ended March 31, 2017, Chicago Venture converted principal and interest of $1,253,000 into 189,189,197 shares of our common stock at a per share conversion price of $0.007.

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

10.1
Compilation of Securities Purchase Agreement, Secured Promissory Notes, Membership Interest Pledge Agreement and Security Agreement. dated February 1, 2017, entered into by and between GrowLife, Inc. and Chicago Venture Partners, L.P. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on February 7, 2017, and hereby incorporated by reference.

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

SIGNATURES

In accordance with Section 13 or 15(d) requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GROWLIFE, INC.

(Registrant)

Date: May 8, 2017	By:	/s/ Marco Hegyi
Marco Hegyi
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: May 8, 2017	By:	/s/ Mark Scott
Mark Scott
Consulting Chief Financial Officer
(Principal Financial and Accounting Officer)