Form 10-Q
period 2017-06-30
GROWLIFE, INC.
filed 2017-08-11
CIK 1161582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 11, 2017, there were 2,064,907,125 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

ITEM 1. FINANCIAL STATEMENTS

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
ASSETS		(Audited)

CURRENT ASSETS:
Cash and cash equivalents	$78,023	$103,070
Inventory, net	415,742	418,453
Deposits	11,163	11,163
Total current assets	504,928	532,686

EQUIPMENT, NET	-	1,890

TOTAL ASSETS	$504,928	$534,576

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade	$1,191,119	$1,529,919
Accounts payable - related parties	-	10,952
Accrued expenses	121,488	132,656
Accrued expenses - related parties	18,608	19,605
Derivative liability	537,698	2,701,559
Current portion of convertible notes payable	1,993,825	2,798,800
Deferred revenue	20,000	47,995
Total current liabilities	3,882,738	7,241,486

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock - $0.0001 par value, 10,000,000 shares authorized, no shares
issued and outstanding	-	-
Series B Convertible Preferred stock - $0.0001 par value, 150,000 shares authorized, no
shares issued and outstanding	-	-
Series C Convertible Preferred stock - $0.0001 par value, 51 shares authorized, no shares
and 51 shares issued and outstanding at 6/30/2017 and 12/31/2016, respectively	-	-
Common stock - $0.0001 par value, 3,000,000,000 shares authorized, 2,028,277,088
and 1,656,120,083 shares issued and outstanding at 6/30/2017 and 12/31/2016, respectively	202,816	165,600
Additional paid in capital	121,254,414	117,537,822
Accumulated deficit	(124,835,040)	(124,410,332)
Total stockholders' deficit	(3,377,810)	(6,706,910)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$504,928	$534,576

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended,		Six Months Ended,
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

NET REVENUE	$521,358	$261,853	$988,923	$729,348
COST OF GOODS SOLD	427,017	381,257	879,099	713,817
GROSS PROFIT	94,341	(119,404)	109,824	15,531
GENERAL AND ADMINISTRATIVE EXPENSES	499,693	541,293	912,955	913,941
OPERATING LOSS	(405,352)	(660,697)	(803,131)	(898,410)

OTHER INCOME (EXPENSE):
Change in fair value of derivative	373,047	2,090,113	2,163,861	(378,179)
Interest expense, net	(112,809)	(72,054)	(315,593)	(238,230)
Other income (expense)	-	279,222	-	250,057
Loss on debt conversions	(102,445)	-	(1,469,845)	-
Total other (expense)	157,793	2,297,281	378,423	(366,352)

(LOSS) BEFORE INCOME TAXES	(247,559)	1,636,584	(424,708)	(1,264,762)

Income taxes - current benefit	-	-	-	-

NET (LOSS)	$(247,559)	$1,636,584	$(424,708)	$(1,264,762)

Basic and diluted (loss) per share	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average shares of common stock outstanding- basic and diluted	1,999,108,089	1,110,821,354	1,912,895,786	1,025,436,645

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended,
	June 30, 2017	June 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(424,708)	$(1,264,762)
Adjustments to reconcile net loss to net cash (used in)
operating activities
Depreciation and amortization	1,890	4,707
Amortization of intangible assets	-	53,274
Stock based compensation	104,874	65,640
Common stock issued for services	51,000	65,000
Amortization of debt discount	121,395	(208,439)
Change in fair value of derivative liability	(2,163,861)	378,179
Accrued interest on convertible notes payable	166,071	84,292
Interest converted on convertible notes payable	-	-
Loss on debt conversions	1,469,845	-
Changes in operating assets and liabilities:
Inventory	2,711	78,613
Accounts payable	(222,604)	132,128
Accrued expenses	(12,165)	(5,748)
Deferred revenue	(27,995)	(418)
CASH (USED IN) OPERATING ACTIVITIES	(933,547)	(617,534)

CASH FLOWS FROM INVESTING ACTIVITIES:
	-	-
	-	-
NET CASH PROVIDED BY INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash provided from Convertible Promissory Note with Chicago Venture Partners, L.P.	2,424,401	577,748
Cash payoff to TCA Global Credit Master Fund, LP	(1,515,901)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	908,500	577,748

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(25,047)	(39,786)

CASH AND CASH EQUIVALENTS, beginning of period	103,070	60,362

CASH AND CASH EQUIVALENTS, end of period	$78,023	$20,576

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash investing and financing activities:
Shares issued for convertible note and interest conversion	$1,950,923	$1,008,020
Shares issued for debt conversion	$-	$65,640
Shares issued for class action settlements	$-	$2,000,000
Shares issued for mezzanine equity	$-	$300,000
Series B Convertible Preferred Stock converted into convertible notes payable	$-	$(1,500,000)
Series B Convertible Preferred Stock converted into convertible notes payable debt discount	$-	$315,669
Common shares issued for accounts payable	$127,148	$-

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

These financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended December 31, 2016. The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the results expected for the full fiscal year, or for any other fiscal period.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $(424,708), $7,694,684 and $5,688,845 for the six months ended June 30, 2017 and the years ended December 31, 2016 and 2015, respectively. Our net cash used in operating activities was $933,547, $1,212,192 and $1,375,891 for the six months ended June 30, 2017 and the years ended December 31, 2016 and 2015, respectively.

The Company anticipates that it will record losses from operations for the foreseeable future. As of June 30, 2017, our accumulated deficit was $124,835,040.  The Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements during this period primarily through the recurring issuance of convertible notes payable and advances from a related party. The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2016 and 2015 filed with the SEC on March 31, 2017 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

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

Inventories - Inventories are recorded on a first in first out basis. Inventory consists of raw materials, purchased finished goods and components held for resale. Inventory is valued at the lower of cost or market. The reserve for inventory was $20,000 as of June 30, 2017 and December 31, 2016, respectively.

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

Sales Returns - We allow customers to return defective products when they meet certain established criteria as outlined in our sales terms and conditions. It is our practice to regularly review and revise, when deemed necessary, our estimates of sales returns, which are based primarily on actual historical return rates. We record estimated sales returns as reductions to sales, cost of goods sold, and accounts receivable and an increase to inventory. Returned products which are recorded as inventory are valued based upon the amount we expect to realize upon its subsequent disposition. As of June 30, 2017 and December 31, 2016, there was no reserve for sales returns, which are minimal based upon our historical experience.

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

Net (Loss) Per Share - Under the provisions of ASC 260, “Earnings per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The common stock equivalents have not been included as they are anti-dilutive. As of June 30, 2017, there are also (i) stock option grants outstanding for the purchase of 14,010,000 common shares at a $0.010 average exercise price; (ii) warrants for the purchase of 595 million common shares at a $0.031 average exercise price; and (iii) 134,424,444 shares related to convertible debt that can be converted at $0.0036 per share. In addition, we have an unknown number of common shares to be issued under the Chicago Venture Partners, L.P. financing agreements. As of June 30, 2016, there are also (i) stock option grants outstanding for the purchase of 24,010,000 common shares at a $0.023 average exercise price; (ii) warrants for the purchase of 565.0 million common shares at a $0.032 average exercise price; (iii) 167,766,143 shares related to convertible debt that can be converted at $0.007 per share; and (iv) 6.0 million shares that may be issued to a former executive related to a severance agreement. In addition, we have an unknown number of common shares to be issued under the TCA Global Credit Master Fund LP and Chicago Venture Partners, L.P. financing agreements.

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

The Company entered into a Secured Convertible Note and Secured Credit Facility dated June 25, 2014 with Logic Works whereby Logic Works agreed to provide up to $500,000 in funding. Each funding required approval in advance by Logic Works, provided interest at 6% with a default interest of 24% per annum and requires repayment by June 26, 2016. The Note is convertible into common stock of the Company at the lesser of $0.0070 or (B) twenty percent (20%) of the average of the three (3) lowest daily VWAPs occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable conversion date on which Logic Works elects to convert all or part of this 6% Convertible Note, subject to adjustment as provided in the Note. The 6% Convertible Note is collateralized by the assets of the Company. As of June 30, 2017, the outstanding balance on the Convertible Note was $39,251.

OGI was incorporated on January 7, 2014 in the State of Nevada and had no business activities as of December 31, 2016.

NOTE 5 – INVENTORY

Inventory as of June 30, 2017 and December 31, 2016 consists of the following:

	June 30,	December 31,
	2017	2016

Finished goods	$435,742	$438,453
Inventory reserve	(20,000)	(20,000)
Total	$415,742	$418,453

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

NOTE 6 – CONVERTIBLE NOTES PAYABLE, NET

Convertible notes payable as of June 30, 2017 consisted of the following:

				Balance
				As of
	Principal	Accrued Interest	Debt Discount	June 30, 2017
6% Secured convertible note (2014)	$39,251	$787	$-	$40,038
7% Convertible note ($850,000)	250,000	193,890	-	443,890
10% OID Convertible Promissory Note with Chicago Venture Partners, L.P.	1,497,184	12,713	-	1,509,897
	$1,786,435	$207,390	$-	$1,993,825

Convertible notes payable as of December 31, 2016 consisted of the following:

				Balance
				As of
	Principal	Accrued Interest	Debt Discount	December 31, 2016
6% Secured convertible note (2014)	$330,295	$3,692	$-	$333,987
7% Convertible note ($850,000)	250,000	164,137	-	414,137
Replacement debenture with TCA ($2,830,210)	1,468,009	18,350	-	1,486,359
10% OID Convertible Promissory Note with Chicago Venture Partners, L.P.	683,042	2,670	(121,395)	564,317
	$2,731,346	$188,849	$(121,395)	$2,798,800

Several of the Company’s convertible promissory notes remain outstanding beyond their respective maturity dates. This may trigger an event of default under the respective agreements. The Company is working with these noteholders to convert their notes into common stock and intends to resolve these outstanding issues as soon as practicable. As a result, the Company accrued interest on these notes at the default rates. Furthermore, as a result of being in default on these notes, the Holders could, at their sole discretion, have called these notes. Although no such action has been taken by the Holders, the Company classified these notes as a current liability as of June 30, 2017 and December 31, 2016.

6% Secured Convertible Note and Secured Credit Facility (2014)

The Company entered into a Secured Convertible Note and Secured Credit Facility dated June 25, 2014 with Logic Works whereby Logic Works agreed to provide up to $500,000 in funding. Logic Works funded $350,000. The funding provided for interest at 6% with a default interest of 24% per annum and required repayment by June 26, 2016. The Note is convertible into common stock of the Company at the lesser of $0.007 or (B) twenty percent (20%) of the average of the three (3) lowest daily VWAPs occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable conversion date on which Logic Works elects to convert all or part of this 6% Convertible Note, subject to adjustment as provided in the Note. On February 28, 2017, Logic Works converted principal and interest of $291,044 into 82,640,392 shares of our common stock at a per share conversion price of $.004. As of June 30, 2017, the outstanding principal on this 6% convertible note was $39,251 and accrued interest was $787, which results in a total liability of $40,038.

7% Convertible Notes Payable

On October 11, 2013, the Company issued 7% Convertible Notes in the aggregate amount of $850,000 to investors, including $250,000 to Forglen LLC. The Note was due September 30, 2015. All other Notes were converted in 2014. On July 14, 2014, the Board of Directors approved a Settlement Agreement and Waiver of Default dated June 19, 2014 with Forglen related to the 7% Convertible Note. The current annual rate of interest was increased to 24% per annum. The conversion price was $0.007 per share, subject to adjustment as provided in the Note. As of June 30, 2017, the outstanding principal on this 7% convertible note was $250,000 and accrued interest was $193,890, which results in a total liability of $443,890.

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

As of June 30, 2017, the outstanding principal balance due to Chicago Venture is $1,497,184, accrued interest was $12,713, net of the OID of $0, which results in a total amount of $1,509,897. The OID has been recorded as a discount to debt and $121,395 was amortized to interest expense during the six months ended June 30, 2017.

During the six months ended June 30, 2017, Chicago Venture converted principal and accrued interest of $1,709,889 into 286,623,113 shares of the Company’s common stock at a per share conversion price of $0.0063.

The Company recognized $1,469,845 of loss on debt conversions during the three months ended June 30, 2017.

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

Derivative liability as of June 30, 2017 is as follows:

				Carrying
				Amount at
	Fair Value Measurements Using Inputs			June 30,
Financial Instruments	Level 1	Level 2	Level 3	2017

Liabilities:
Derivative Instruments	$-	$537,698	$-	$537,698

Total	$-	$537,698	$-	$537,698

For the six months ended June 30, 2017, the Company recorded non-cash income of $2,163,861 related to the “change in fair value of derivative” expense related to its 6% and 7% convertible notes.

Derivative liability as of December 31, 2016 was as follows:

				Carrying
				Amount at
	Fair Value Measurements Using Inputs			December 31,
Financial Instruments	Level 1	Level 2	Level 3	2017

Liabilities:
Derivative Instruments	$-	$2,701,559	$-	$2,701,559

Total	$-	$2,701,559	$-	$2,701,559

For the year ended December 31, 2016, the Company recorded non-cash income of $1,324,384 related to the “change in fair value of derivative” expense related to its 6%, 7% and 18% convertible notes

The risk-free rate of return reflects the interest rate for the United States Treasury Note with similar time-to-maturity to that of the warrants.

7% Convertible Notes

As of December 31, 2016, the Company had outstanding 7% convertible notes with a remaining balance of $250,000 that the Company determined had an embedded derivative liability due to the “reset” clause associated with the note’s conversion price. The Company valued the derivative liability of these notes at $1,495,495 using the Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions (i) dividend yield of 0%; (ii) expected volatility of 160.0%; (iii) risk free rate of .001%, (iv) stock price of $0.017, (v) per share conversion price of $0.0036, and (vi) expected term of .25 years, as the Company estimated that the balance of these notes will be converted during the year ended December 31, 2017.

As of June 30, 2017, the Company had outstanding 7% convertible notes with a remaining balance of $250,000 that the Company determined had an embedded derivative liability due to the “reset” clause associated with the note’s conversion price. The Company valued the derivative liability of these notes at $493,211 using the Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions (i) dividend yield of 0%; (ii) expected volatility of 132.3%; (iii) risk free rate of .001%, (iv) stock price of $0.0075, (v) per share conversion price of $0.0036, and (vi) expected term of .25 years, as the Company estimates that the balance of these notes will be converted by September 30, 2017.

6% Convertible Notes

As of December 31, 2016, the Company had outstanding unsecured 6% convertible notes for $330,295 that the Company determined had an embedded derivative liability due to the “reset” clause associated with the note’s conversion price. The Company valued the derivative liability of these notes at $1,206,064 using the Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions (i) dividend yield of 0%; (ii) expected volatility of 160.0%; (iii) risk free rate of .001%, (iv) stock price of $0.017, (v) per share conversion price of $0.0036, and (vi) expected term of .25 years, as the Company estimates that these notes would be converted during the year ended December 31,, 2017.

As of June 30, 2017, the Company had outstanding unsecured 6% convertible notes for $39,251 that the Company determined had an embedded derivative liability due to the “reset” clause associated with the note’s conversion price. The Company valued the derivative liability of these notes at $44,487 using the Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions assumptions (i) dividend yield of 0%; (ii) expected volatility of 132.3%; (iii) risk free rate of .001%, (iv) stock price of $0.0075, (v) per share conversion price of $0.0036, and (vi) expected term of .25 years, as the Company estimates that the balance of these notes will be converted by September 30, 2017.

NOTE 8 – RELATED PARTY TRANSACTIONS AND CERTAIN RELATIONSHIPS

Since January 1, 2017, the Company engaged in the reportable transaction below with the Company’s directors, executive officers, holders of more than 5% of our voting securities, and affiliates or immediately family members of our directors, executive officers and holders of more than 5% of our voting securities.

On February 4, 2017, the Company issued 1,000,000 shares of the Company’s common stock to Michael E. Fasci, a Board Director, pursuant to a service award for $15,000. The shares were valued at the fair market price of $0.015 per share.

On April 27, 2017, the Company issued 1,000,000 shares of the Company’s to Michael E. Fasci, a Board Director, pursuant to a service award for $9,000. The shares were valued at the fair market price of $0.009 per share.

On April 27, 2017, the Company issued 2,000,000 shares of the Company’s to Michael E. Fasci, a Board Director, pursuant to a consulting agreement for $18,000. The shares were valued at the fair market price of $0.009 per share.

On April 27, 2017, the Company issued 1,000,000 shares of the Company’s to Katherine McLain, a Board Director, pursuant to a service award for $9,000. The shares were valued at the fair market price of $0.009 per share.

Certain Relationships

Please see the transactions with CANX, LLC and Logic Works in Note 5, TCA Global Credit Master Fund LP and Chicago Venture Partners, L.P. discussed in Note 4, 6, 7, 9 and 12.

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

During the six months ended June 30, 2017, the Company had had the following sales of unregistered of equity securities to accredited investors unless otherwise indicated:

On January 2, 2017, Brighton Capital LLC converted debt of $127,148 into 15,893,500 shares of our common stock at a per share conversion price of $0.008.

On February 4, 2017, the Company issued 1,000,000 shares of the Company’s common stock to Michael E. Fasci, a Board Director, pursuant to a service award for $15,000. The shares were valued at the fair market price of $0.015 per share.

On February 28, 2017, Logic Works converted principal and interest of $291,044 into 82,640,392 shares of the Company’s common stock at a per share conversion price of $.004.

On April 27, 2017, the Company issued 1,000,000 shares of the Company’s common stock to Michael E. Fasci, a Board Director, pursuant to a service award for $9,000. The shares were valued at the fair market price of $0.009 per share.

On April 27, 2017, the Company issued 2,000,000 shares of the Company’s common stock to Michael E. Fasci, a Board Director, pursuant to a consulting agreement for $18,000. The shares were valued at the fair market price of $0.009 per share.

On April 27, 2017, the Company issued 1,000,000 shares of the Company’s common stock to Katherine McLain, a Board Director, pursuant to a service award for $9,000. The shares were valued at the fair market price of $0.009 per share.

During the six months ended June 30, 2017, Chicago Venture converted principal and accrued interest of $1,709,889 into 286,623,113 shares of the Company’s common stock at a per share conversion price of $0.0063.

Warrants

The Company did not issue any warrants during the six months ended June 30, 2017.

A summary of the warrants issued as of June 30, 2017 is as follows:

	June 30, 2017
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	595,000,000	$0.031
Issued	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at end of period	595,000,000	$0.031
Exerciseable at end of period	595,000,000

A summary of the status of the warrants outstanding as of June 30, 2017 is presented below:

	June 30, 2017
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life	Price	Exerciseable	Price
540,000,000	1.78	$0.033	540,000,000	$0.033
55,000,000	3.05	0.010	35,000,000	0.010

595,000,000	1.82	$0.031	575,000,000	$0.032

Warrants totaling 575,000,000 shares of common stock had no intrinsic value as of June 30, 2017.

NOTE 10– STOCK OPTIONS

Description of Stock Option Plan

In fiscal year 2011, the Company authorized a Stock Incentive Plan whereby a maximum of 18,870,184 shares of the Company’s common stock could be granted in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, and Other Stock-Based Awards. On April 18, 2013, the Company’s Board of Directors voted to increase to 35,000,000 the maximum allowable shares of the Company’s common stock allocated to the 2011 Stock Incentive Plan. The Company has outstanding unexercised stock option grants totaling 14,010,000 shares as of June 30, 2017. All grants are non-qualified as the plan was not approved by the shareholders within one year of its adoption.

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

Stock Option Activity

During the six months ended June 30, 2017, the Company had the following stock option activity:

On June 28, 2017, the Company’s Compensation Committee granted four advisory committee members each an option to purchase 500,000 shares of the Company’s common stock under the Company’s 2011 Stock Incentive Plan at an exercise price of $0.009 per share, the fair market price on June 28, 2017.

As of June 30, 2017, there are 14,010,000 options to purchase common stock at an average exercise price of $0.010 per share outstanding under the 2011 Stock Incentive Plan. The Company recorded $15,081 and $65,650 of compensation expense, net of related tax effects, relative to stock options for the six months ended June 30, 2017 and 2016 in accordance with ASC 505. Net loss per share (basic and diluted) associated with this expense was approximately ($0.00). As of June 30, 2017, there is $16,320 of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately 2.47 years.

Stock option activity for the six months ended June 30, 2017 and the years ended December 31, 2016 and 2015 is as follows:

	Weighted Average
	Options	Exercise Price	$
Outstanding as of December 31, 2014	40,720,000	$0.058	$2,356,000
Granted	-	-	(960,000)
Exercised	-	-	-
Forfeitures	(11,700,000)	(0.050)	(585,000)
Outstanding as of December 31, 2015	29,020,000	0.028	811,000
Granted	-	-	-
Exercised	-	-	-
Forfeitures	(17,010,000)	(0.041)	(690,500)
Outstanding as of December 31, 2016	12,010,000	$0.010	$120,500
Granted	2,000,000	0.009	18,000
Exercised	-	-	-
Forfeitures	-	-	-
Outstanding as of June 30, 2017	14,010,000	$0.010	$138,500

The following table summarizes information about stock options outstanding and exercisable as of June 30, 2017:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining Life	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Exerciseable	Exerciseable	Exerciseable
$0.009	2,000,000	3.00	$0.009	-	$0.009
0.010	12,000,000	2.38	0.010	9,500,000	0.010
0.050	10,000	-	0.050	8,333	0.050
	14,010,000	2.47	$0.010	9,508,333	$0.010

Stock option grants totaling 9,508,333 shares of common stock had no intrinsic value as of June 30, 2017.

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

Other than those certain legal proceedings as reported in our annual report on Form 10-K filed with the SEC on June 30, 2017, the Companies knows of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Operating Leases

On December 7, 2016, the Company entered into entered into a Consent to Judgement and Settlement Agreement related to its retail hydroponics store located in Portland, Maine. This Agreement provides for a monthly lease payment of $5,373 through May 1, 2020. The Company also agreed to a repayment schedule for past due rent and owes $37,340 as of June 30, 2017. The Company is past due on the repayment schedule by $14,004 as of June 30, 2017. The Company does not have an option to extend the lease after May 1, 2020.

On October 21, 2013, the Company entered into a lease agreement for retail space for its hydroponics store in Avon (Vail), Colorado. The lease expires on September 30, 2018. Monthly rent for year one of the lease is $2,792 and increases 3.5% per year thereafter through the end of the lease. The Company does not have an option to extend the lease. The Company may exit this retail space during the three months ended September 30, 2017.

On May 31, 2017, the Company rented space at 5400 Carillon Point, Kirkland, Washington 98033 for $499 per month for the Company’s corporate office and use of space in the Regus network, including California. The Company’s agreement expires May 31, 2018 and can be extended.

The aggregate future minimum lease payments under operating leases, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended June 30,	Total
2018	$141,982
2019	125,414
2020	-
2021	-
2022	-
Beyond	-
Total	$267,396

NOTE 12 – SUBSEQUENT EVENTS

The Company evaluates subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements are available.

Subsequent to June 30, 2017, the following material transactions occurred:

Equity Issuances

Subsequent to June 30, 2017, Chicago Venture converted principal and interest of $150,000 into 36,630,037 shares of our common stock at a per share conversion price of $0.0041.

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

Employees

As of June 30, 2017, we had one full-time employee and one consultant at our Seattle, Washington office. Marco Hegyi, our Chief Executive Officer, is based in Kirkland, Washington. Mark E. Scott, our consulting CFO, is based primarily in Seattle, Washington. In addition, we have 10 part and employees located throughout the United States who operate our e-commerce, direct sales and retail businesses. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We believe that we have a good relationship with our employees.

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

(dollars in thousands)

	Three Months Ended June 30,
	2017	2016	$ Variance	% Variance
Net revenue	$521	$262	$259	98.9%
Cost of goods sold	427	381	46	-12.1%
Gross profit (loss)	94	(119)	213	179.0%
General and administrative expenses	500	541	(41)	7.6%
Operating loss	(406)	(660)	254	38.5%
Other income (expense):
Change in fair value of derivative	373	2,090	(1,717)	-82.2%
Interest expense, net	(113)	(72)	(41)	-56.9%
Other income	-	279	(279)	-100.0%
Loss on debt conversions	(102)	-	(102)	-100.0%
Total other income	158	2,297	(2,139)	-93.1%
(Loss) before income taxes	(248)	1,637	(1,885)	-115.1%
Income taxes - current benefit	-	-	-	0.0%
Net (loss) profit	$(248)	$1,637	$(1,885)	-115.1%

THREE MONTHS ENDED JUNE 30, 2017 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2016

Revenue

Net revenue for the three months ended June 30, 2017 increased $259,000 to $521,000 as compared to $262,000 for the three months ended June 30, 2016. The increase resulted from increased sales personnel and channels of distribution.

Cost of Goods Sold

Cost of sales for the three months ended June 30, 2017 increased $46,000 to $427,000 as compared to $381,000 for the three months ended June 30, 2016. The increase was due increased sales, offset by lower cost of sales related to favorable product mix and increased supplier discounts.

Gross profit was $94,000 for the three months ended June 30, 2017 as compared to a gross profit loss of ($119,000) for the three months ended June 30, 2016. The gross profit percentage was 18.1% for the three months ended June 30, 2017 as compared to (45.8%) for the three months ended June 30, 2016. The gross profit increase was due increased sales, offset by lower cost of sales related to favorable product mix and increased supplier discounts.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2017 decreased $41,000 to $500,000 as compared to $541,000 for the three months ended June 30, 2016.

The decrease was due to (i) reduced auditing expenses of $47,000; (ii) reduced rent expenses of $61,000; (iii) reduced other expenses of $13,000, offset by (iv) increased salaries of $54,000. As part of the general and administrative expenses for the three months ended June 30, 2017, we did not record any public relation, investor relation or business development expenses.

Non-cash general and administrative expenses for the three months ended June 30, 2017 were $92,000 including (i) stock based compensation of $56,000 related to stock option grants and warrants; and (ii) common stock issued for services of $36,000.

Non-cash general and administrative expenses for the three months ended June 30, 2016 was $112,000, with (i) depreciation and amortization of $29,000; (ii) stock based compensation of $33,000 related to stock option grants; and (iii) common stock issued for services of $50,000.

Other Income/ Expense

Other income for the three months ended June 30, 2017 was $158,000 as compared to other income of $2,297,000 for the three months ended June 30, 2016. The other income for the six months ended June 30, 2017 included (i) change in derivative liability of $373,000; offset by (ii) interest expense of $113,000; and (iii) loss on debt conversions of $102,000. The change in derivative liability is the non-cash change in the fair value and relates to our derivative instruments. The non-cash interest related to the amortization of the debt discount associated with our convertible notes and accrued interest expense related to our notes payable. The loss on debt conversions related to the conversion of our notes payable at prices below the market price.

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

Net (Loss)

Net loss for the three months ended June 30, 2017 was $248,000 as compared to net profit of $1,637,000 for the three months ended June 30, 2016 for the reasons discussed above.

Net loss for the three months ended June 30, 2017 included non-cash expenses of $66,000 including (i) stock based compensation of $56,000 related to stock option grants and warrants; (ii) common stock issued for services of $36,000; (iii) accrued interest and amortization of debt discount on convertible notes payable of $113,000; (iv) loss on debt conversions of $102,000, offset by (v) change in derivative liability of $373,000.

Net profit for the three months ended June 30, 2016 included non-cash income of $2,312,000, including (i) depreciation and amortization of $29,000; (ii) stock based compensation of $33,000; (iii) common stock issued for services of $50,000; (iv) interest expense of $110,000; and (v) change in derivative liability of $2,090,000.

We expect losses to continue as we implement our business plan.

SIX MONTHS ENDED JUNE 30, 2017 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2016

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from period-to-period.

(dollars in thousands)

	Six Months Ended June 30,
	2017	2016	$ Variance	% Variance
Net revenue	$989	$729	$260	35.7%
Cost of goods sold	879	714	165	-23.1%
Gross profit	110	15	95	633.3%
General and administrative expenses	913	913	-	0.0%
Operating loss	(803)	(898)	95	10.6%
Other income (expense):
Change in fair value of derivative	2,164	(378)	2,542	672.5%
Interest expense, net	(316)	(238)	(78)	-32.8%
Other income	-	249	(249)	-100.0%
Loss on debt conversions	(1,470)	-	(1,470)	-100.0%
Total other income (expense)	378	(367)	745	203.0%
(Loss) before income taxes	(425)	(1,265)	840	66.4%
Income taxes - current benefit	-	-	-	0.0%
Net (loss)	$(425)	$(1,265)	$840	66.4%

Revenue

Net revenue for the six months ended June 30, 2017 increased $260,000 to $989,000 as compared to $729,000 for the six months June 30, 2016. The increase resulted from increased sales personnel and channels of distribution.

Cost of Goods Sold

Cost of sales for the six months ended June 30, 2017 increased $165,000 to $879,000 as compared to $714,000 for the six months ended June 30, 2016. The increase was due increased sales, offset by lower cost of sales related to favorable product mix and increased supplier discounts.

Gross profit was $110,000 for the six months ended June 30, 2017 as compared to $15,000 for the six months ended June 30, 2016. The gross profit percentage was 11.1% for the six months ended June 30, 2017 as compared to 2.1% for the six months ended June 30, 2016. The gross profit increase was due increased sales, offset by lower cost of sales related to favorable product mix and increased supplier discounts.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2017 were $913,000 as compared to $913,000 for the six months ended June 30, 2016. The variances were as follows: (i) an increase in insurance of $23,000; (ii) an increase in stock based compensation of $25,000; and (iii) and an increase in other expenses of $81,000; offset by (iv) a decrease in legal expense of $71,000; and (v) a decrease in rent of $58,000. As part of the general and administrative expenses for the six months ended June 30, 2017, we did not record any public relation, investor relation or business development expenses.

Non-cash general and administrative expenses for the six months ended June 30, 2017 were $158,000 including (i) depreciation and amortization of $2,000; (ii) stock based compensation of $105,000 related to stock option grants and warrants; and (iii) common stock issued for services of $51,000

Non-cash general and administrative expenses for the six months ended June 30, 2016 was $189,000, with (i) depreciation and amortization of $29,000; (ii) stock based compensation of $33,000 related to stock option grants; and (iii) common stock issued for services of $50,000.

Other Income/ Expense

Other income for the six months ended June 30, 2017 was $378,000 as compared to other expense of $367,000 for the six months ended June 30, 2016. The other income for the six months ended June 30, 2017 included (i) change in derivative liability of $2,164,000; offset by (ii) interest expense of $316,000; and (iii) loss on debt conversions of $1,470,000. The change in derivative liability is the non-cash change in the fair value and relates to our derivative instruments. The non-cash interest related to the amortization of the debt discount associated with our convertible notes and accrued interest expense related to our notes payable. The loss on debt conversions related to the conversion of our notes payable at prices below the market price.

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

Net (Loss)

Net loss for the six months ended June 30, 2017 was $425,000 as compared to $1,265,000 for the six months ended June 30, 2016 for the reasons discussed above.

Net loss for the six months ended June 30, 2017 included non-cash expenses of $249,000 including (i) depreciation and amortization of $2,000; (ii) stock based compensation of $105,000 related to stock option grants and warrants; (iii) common stock issued for services of $51,000; (iv) accrued interest and amortization of debt discount on convertible notes payable of $287,000; (v) loss on debt conversions of $1,470,000, offset by (vi) change in derivative liability of $2,164,000.

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

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $78,000 and a net working capital deficit of approximately $2,840,000 (excluding the derivative liability- warrants of $538,000 as of June 30, 2017.  We expect losses to continue as we grow our business. Our cash used in operations for the three months ended June 30, 2017 and the years ended December 31, 2016 and 2015 was $934,000, $1,212,000 and $1,376,000, respectively.

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

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2017 was $934,000. This amount was primarily related to a net loss of $425,000, (i) a decrease in accounts payable and accrued expenses of $235,000; (ii) a reduction in deferred revenue of $28,000; offset by an increase in inventory of $3,000 and (iv) non-cash expenses of $249,000 including (i) depreciation and amortization of $2,000; (ii) stock based compensation of $105,000 related to stock option grants and warrants; (iii) common stock issued for services of $51,000; (iv) accrued interest and amortization of debt discount on convertible notes payable of $287,000; (v) loss on debt conversions of $1,470,000, offset by (vi) change in derivative liability of $2,164,000.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2017 was $909,000. The amount related to funding provided of $2,425,000 by Chicago Venture to us and $1,516,000 paid to TCA to in order to satisfy all debts to TCA.

Our contractual cash obligations as of June 30, 2017 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$267,396	$141,982	$125,414	$-	$-
Convertible notes payable	1,993,825	1,993,825	-	-	-
Capital expenditures	25,000	25,000	-	-	-
	$2,286,221	$2,160,807	$125,414	$-	$-

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

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of June 30, 2017, that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Management identified the following material weakness during its assessment of internal controls over financial reporting:

Audit Committee:

On June 3, 2014, we formed an Audit Committee and appointed an audit committee financial expert as defined by SEC and as adopted under the Sarbanes-Oxley Act of 2002. Prior to this, we did not have an Audit Committee to oversee financial reporting and used external service providers to ensure compliance with the SEC requirements. The current Audit Committee has one independent director. We expect to expand this committee during 2017.

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

b) Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2017, there were no changes in our internal controls over financial reporting during this fiscal quarter, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

We are involved in Legal Proceedings.

We are involved in the disputes and legal proceedings as discussed in our annual report on Form 10-K filed March 31, 2017. In addition, as a public company, we are also potentially susceptible to litigation, such as claims asserting violations of securities laws. Any such claims, with or without merit, if not resolved, could be time-consuming and result in costly litigation. There can be no assurance that an adverse result in any future proceeding would not have a potentially material adverse on our business, results of operations or financial condition.

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

We entered into a Secured Convertible Note and Secured Credit Facility dated June 25, 2014 with Logic Works whereby Logic Works agreed to provide up to $500,000 in funding. Each funding required approval in advance by Logic Works, provides for interest at 6% with a default interest of 24% per annum and required repayment by June 26, 2016. The Note is convertible into common stock of the Company at the lesser of $0.0070 or (B) twenty percent (20%) of the average of the three (3) lowest daily VWAPs occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable conversion date on which Logic Works elects to convert all or part of this 6% Convertible Note, subject to adjustment as provided in the Note. The 6% Convertible Note is collateralized by the assets of the Company. As of June 30, 2017, the outstanding balance on the Convertible Note was $39,251.

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

We have experienced net losses since inception. As of June 30, 2017, we had an accumulated deficit of $124.8 million. There can be no assurance that we will achieve or maintain profitability.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting. During the review of our financial statements for the year ended June 30, 2017, our management identified material weaknesses in our internal control over financial reporting. If these weaknesses continue, investors could lose confidence in the accuracy and completeness of our financial reports and other disclosures.

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

CANX and Logic Works

As of June 30, 2017, CANX holds shares representing approximately 21.7% of our common stock on a fully-converted basis and could be considered a control group for purposes of SEC rules. However, their agreements limit their ownership to 4.99% individually and each of the parties disclaims its status as a control group or a beneficial owner due to the fact that their beneficial ownership is limited to 4.99% per their agreements. Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days after the date of determination.

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

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of June 30, 2017, there were approximately 2.028 billion shares of our common stock issued and outstanding.  In addition, as of June 30, 2017, there are also (i) stock option grants outstanding for the purchase of 14.010 million common shares at a $0.010 average exercise price; (ii) warrants for the purchase of 595 million common shares at a $0.031 average exercise price; and (iii) 134.4 million shares related to convertible debt that can be converted at 0.0036 per share. During the six months ended June 30, 2017, Chicago Venture converted principal and accrued interest of $1,709,889 into 286,623,113 shares of our common stock at a per share conversion price of $0.0063; and (iii) Logic Works converted principal and interest of $291,044 into 82,640,392 shares of our common stock at a per share conversion price of $.004.

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

During the three months ended June 30, 2017, we had the following sales of unregistered of equity securities to accredited investors unless otherwise indicated:

On April 27, 2017, we issued 1,000,000 shares of our common stock to Michael E. Fasci, a Board Director, pursuant to a service award for $9,000. The shares were valued at the fair market price of $0.009 per share.

On April 27, 2017, we issued 2,000,000 shares of our common stock to Michael E. Fasci, a Board Director, pursuant to a consulting agreement for $18,000. The shares were valued at the fair market price of $0.009 per share.

On April 27, 2017, we issued 1,000,000 shares of our common stock to Katherine McLain, a Board Director, pursuant to a service award for $9,000. The shares were valued at the fair market price of $0.009 per share.

During the three months ended June 30, 2017, Chicago Venture converted principal and accrued interest of $1,703,000 into 79,433,916 shares of our common stock at a per share conversion price of $0.0057.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There have been no events which are required to be reported under this item.

ITEM 4. MINE SAFETY DISCLOSURES

N/A.

ITEM 5. OTHER INFORMATION

This item is not applicable.

ITEM 6. EXHIBITS

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

GROWLIFE, INC.
(Registrant)

Date: August 11, 2017	By:	/s/ Marco Hegyi
Marco Hegyi
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: August 11, 2017	By:	/s/ Mark Scott
Mark Scott
Consulting Chief Financial Officer
(Principal Financial and Accounting Officer)