Form 10-Q
period 2017-09-30
GROWLIFE, INC.
filed 2017-11-02
CIK 1161582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
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

As of November 2, 2017, there were 2,161,362,495 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

ITEM 1.
FINANCIAL STATEMENTS

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
ASSETS		(Audited)

CURRENT ASSETS:
Cash and cash equivalents	$211,770	$103,070
Inventory, net	418,544	418,453
Deposits	9,308	11,163
Total current assets	639,622	532,686

EQUIPMENT, NET	-	1,890

OTHER ASSETS:
Investment in purchased assets	220,731	-

TOTAL ASSETS	$860,353	$534,576

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade	$1,177,365	$1,529,919
Accounts payable - related parties	-	10,952
Accrued expenses	123,715	132,656
Accrued expenses - related parties	26,409	19,605
Derivative liability	-	2,701,559
Current portion of convertible notes payable	2,172,041	2,798,800
Deferred revenue	10,000	47,995
Total current liabilities	3,509,530	7,241,486

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock - $0.0001 par value, 10,000,000 shares authorized, no shares
issued and outstanding	-	-
Series B Convertible Preferred stock - $0.0001 par value, 150,000 shares authorized, no
shares issued and outstanding	-	-
Series C Convertible Preferred stock - $0.0001 par value, 51 shares authorized, no shares
and 51 shares issued and outstanding at 9/30/2017 and 12/31/2016, respectively	-	-
Common stock - $0.0001 par value, 3,000,000,000 shares authorized, 2,161,362,495
and 1,656,120,083 shares issued and outstanding at 9/30/2017 and 12/31/2016, respectively	216,124	165,600
Additional paid in capital	122,723,135	117,537,822
Accumulated deficit	(125,588,437)	(124,410,332)
Total stockholders' deficit	(2,649,177)	(6,706,910)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$860,353	$534,576

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended,		Nine Months Ended,
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

NET REVENUE	$661,444	$199,760	$1,650,367	$929,108
COST OF GOODS SOLD	476,752	179,252	1,353,049	893,069
GROSS PROFIT	184,692	20,508	297,318	36,039
GENERAL AND ADMINISTRATIVE EXPENSES	588,969	437,170	1,501,924	1,351,111
OPERATING LOSS	(404,277)	(416,662)	(1,204,606)	(1,315,072)

OTHER INCOME (EXPENSE):
Change in fair value of derivative	-	874,985	2,163,861	496,806
Interest expense, net	(153,216)	(375,815)	(468,809)	(614,045)
Other (expense) income	-	(92,025)	-	158,032
Loss on debt conversions	(198,706)	(464,473)	(1,668,551)	(464,473)
Total other (expense) income	(351,922)	(57,328)	26,501	(423,680)

(LOSS) BEFORE INCOME TAXES	(756,199)	(473,990)	(1,178,105)	(1,738,752)

Income taxes - current benefit	-	-	-	-

NET (LOSS)	$(756,199)	$(473,990)	$(1,178,105)	$(1,738,752)

Basic and diluted (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares of common stock outstanding- basic and diluted	2,090,300,854	1,195,368,355	1,973,142,842	1,082,494,008

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended,
	September 30, 2017	September 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,178,105)	$(1,738,752)
Adjustments to reconcile net loss to net cash (used in)
operating activities
Depreciation and amortization	1,890	6,765
Amortization of intangible assets	-	79,911
Stock based compensation	161,895	98,173
Common stock issued for services	51,000	125,000
Amortization of debt discount	121,395	(99,081)
Change in fair value of derivative liability	(2,701,559)	(496,806)
Accrued interest on convertible notes payable	317,392	323,489
Loss on debt conversions	1,668,551	464,473
Write-off of derivative liability to additional paid in capital	537,698	-
Changes in operating assets and liabilities:
Inventory	(91)	78,613
Deposits	1,890	-
Accounts payable	(102,753)	282,705
Accrued expenses	(2,137)	2,377
Deferred revenue	(37,995)	(15,000)
CASH (USED IN) OPERATING ACTIVITIES	(1,160,929)	(888,133)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in purchased assets	(220,731)	-
	-	-
NET CASH (USED IN) INVESTING ACTIVITIES:	(220,731)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash provided from Convertible Promissory Note with Chicago Venture Partners, L.P.	2,999,401	905,000
Cash payoff to TCA Global Credit Master Fund, LP	(1,509,041)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,490,360	905,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	108,700	16,867

CASH AND CASH EQUIVALENTS, beginning of period	103,070	60,362

CASH AND CASH EQUIVALENTS, end of period	$211,770	$77,229

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash investing and financing activities:
Shares issued for convertible note and interest conversion	$1,147,923	$2,423,729
Shares issued for debt conversion	$-	$64,000
Shares issued for class action settlements	$-	$2,000,000
Shares issued for mezzanine equity	$-	$300,000
Series B Convertible Preferred Stock converted into convertible notes payable	$-	$(1,500,000)
Series B Convertible Preferred Stock converted into convertible notes payable debt discount	$-	$315,669
Common shares issued for accounts payable	$260,753	$-

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION

The accompanying unaudited consolidated condensed financial statements have been prepared by GrowLife, Inc. (“us,” “we,” or “our”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of our management, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position, results of operations, and cash flows for the fiscal periods presented have been included.

These financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended December 31, 2016. The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the results expected for the full fiscal year, or for any other fiscal period.

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

On October 17, 2017, the Company informed by Alpine Securities Corporation (“Alpine”) that Alpine has demonstrated compliance with the Financial Industry Regulatory Authority (“FINRA”) Rule 6432 and Rule 15c2-11 under the Securities Exchange Act of 1934. As a result, Alpine may initiate an unpriced quotation for the Company’s common stock. The Company expects to file an amended application with the OTC Markets to list the Company’s common stock on the OTCQB once the minimum share price of $0.01 per share is achieved. The Company currently trades on the OTC Pink Sheet market. On February 18, 2016, the Company’s common stock resumed unsolicited quotation on the OTC Bulletin Board after receiving clearance from the Financial Industry Regulatory Authority (“FINRA”) on the Company's Form 15c2-11.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $1,178,155, $7,694,684 and $5,688,845 for the nine months ended September 30, 2017 and the years ended December 31, 2016 and 2015, respectively. Our net cash used in operating activities was $1,160,929, $1,212,192 and $1,375,891 for the nine months ended September 30, 2017 and the years ended December 31, 2016 and 2015, respectively.

The Company anticipates that it will record losses from operations for the foreseeable future. As of September 30, 2017, our accumulated deficit was $125,588,437.  The Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements during this period primarily through the recurring issuance of convertible notes payable and advances from a related party. The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2016 and 2015 filed with the SEC on March 31, 2017 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

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

Cash and Cash Equivalents - The Company classifies highly liquid temporary investments with an original maturity of nine months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.

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

Inventories - Inventories are recorded on a first in first out basis. Inventory consists of raw materials, purchased finished goods and components held for resale. Inventory is valued at the lower of cost or market. The reserve for inventory was $20,000 as of September 30, 2017 and December 31, 2016, respectively.

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

Fair Value Measurements and Financial Instruments - ASC Topic 820 defines fair value, establishes a framework for measuring fair value, establishes a nine-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The nine levels are defined as follows:

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

Sales Returns - We allow customers to return defective products when they meet certain established criteria as outlined in our sales terms and conditions. It is our practice to regularly review and revise, when deemed necessary, our estimates of sales returns, which are based primarily on actual historical return rates. We record estimated sales returns as reductions to sales, cost of goods sold, and accounts receivable and an increase to inventory. Returned products which are recorded as inventory are valued based upon the amount we expect to realize upon its subsequent disposition. As of September 30, 2017 and December 31, 2016, there was no reserve for sales returns, which are minimal based upon our historical experience.

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

Net (Loss) Per Share - Under the provisions of ASC 260, “Earnings per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The common stock equivalents have not been included as they are anti-dilutive. As of September 30, 2017, there are also (i) stock option grants outstanding for the purchase of 14,010,000 common shares at a $0.010 average exercise price; (ii) warrants for the purchase of 595 million common shares at a $0.031 average exercise price; and (iii) 138,790,556 million shares related to convertible debt that can be converted at $0.0036 per share. In addition, we have an unknown number of common shares to be issued under the Chicago Venture Partners, L.P. financing agreements. As of September 30, 2016, there are also (i) stock option grants outstanding for the purchase of 24,010,000 common shares at a $0.023 average strike price; (ii) warrants for the purchase of 565 million common shares at a $0.032 average exercise price; and (iii) 286,989,167 shares related to convertible debt that can be converted at 0.0036 per share. In addition, we have an unknown number of common shares to be issued under the TCA Global Credit Master Fund LP and Chicago Venture Partners, L.P. financing agreements.

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

Recent Accounting Pronouncements

Recent accounting pronouncements, other than those below, issued by the FASB, the AICPA and the SEC did not or are not believed by management to have a material effect on the Company’s present or future financial statements.

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company early adopted ASU 2017-11 and has reclassified it’s financial instrument with down round features to equity.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. Management is currently assessing the impact the adoption of ASU 2017-09 will have on the Company’s Consolidated Financial Statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09 (ASU 2016-09), Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted for reporting periods where financial statements have not yet been made available for issuance. The ASU requires different transition methods and disclosures based on the type of amendment included in the ASU.). Management is currently assessing the impact the adoption of ASU 2016-09 will have on the Company’s Consolidated Financial Statements.

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

The Company entered into a Secured Convertible Note and Secured Credit Facility dated June 25, 2014 with Logic Works whereby Logic Works agreed to provide up to $500,000 in funding. Each funding required approval in advance by Logic Works, provided interest at 6% with a default interest of 24% per annum and requires repayment by June 26, 2016. The Note is convertible into common stock of the Company at the lesser of $0.0070 or (B) twenty percent (20%) of the average of the nine (3) lowest daily VWAPs occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable conversion date on which Logic Works elects to convert all or part of this 6% Convertible Note, subject to adjustment as provided in the Note. The 6% Convertible Note is collateralized by the assets of the Company. As of September 30, 2017, the outstanding balance on the Convertible Note was $40,632.

OGI was incorporated on January 7, 2014 in the State of Nevada and had no business activities as of September 30, 2017.

NOTE 5 – INVENTORY

Inventory as of September 30, 2017 and December 31, 2016 consists of the following:

	September 30,	December 31,
	2017	2016

Finished goods	$438,544	$438,453
Inventory reserve	(20,000)	(20,000)
Total	$418,544	$418,453

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

NOTE 6 – CONVERTIBLE NOTES PAYABLE, NET

Convertible notes payable as of September 30, 2017 consisted of the following:

				Balance
		Accrued	Debt	As of
	Principal	Interest	Discount	September 30, 2017
6% Secured convertible note (2014)	$39,251	$1,381	$-	$40,632
7% Convertible note ($850,000)	250,000	209,014	-	459,014
10% OID Convertible Promissory Note with Chicago Venture Partners, L.P.	1,667,373	5,022	-	1,672,395
	$1,956,624	$215,417	$-	$2,172,041

Convertible notes payable as of December 31, 2016 consisted of the following:

				Balance
		Accrued	Debt	As of
	Principal	Interest	Discount	December 31, 2016
6% Secured convertible note (2014)	$330,295	$3,692	$-	$333,987
7% Convertible note ($850,000)	250,000	164,137	-	414,137
Replacement debenture with TCA ($2,830,210)	1,468,009	18,350	-	1,486,359
10% OID Convertible Promissory Note with Chicago Venture Partners, L.P.	683,042	2,670	(121,395)	564,317
	$2,731,346	$188,849	$(121,395)	$2,798,800

Several of the Company’s convertible promissory notes remain outstanding beyond their respective maturity dates. This may trigger an event of default under the respective agreements. The Company is working with these noteholders to convert their notes into common stock and intends to resolve these outstanding issues as soon as practicable. As a result, the Company accrued interest on these notes at the default rates. Furthermore, as a result of being in default on these notes, the Holders could, at their sole discretion, have called these notes. Although no such action has been taken by the Holders, the Company classified these notes as a current liability as of September 30, 2017 and December 31, 2016.

6% Secured Convertible Note and Secured Credit Facility (2014)

The Company entered into a Secured Convertible Note and Secured Credit Facility dated June 25, 2014 with Logic Works whereby Logic Works agreed to provide up to $500,000 in funding. Logic Works funded $350,000. The funding provided for interest at 6% with a default interest of 24% per annum and required repayment by June 26, 2016. The Note is convertible into common stock of the Company at the lesser of $0.007 or (B) twenty percent (20%) of the average of the nine (3) lowest daily VWAPs occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable conversion date on which Logic Works elects to convert all or part of this 6% Convertible Note, subject to adjustment as provided in the Note. On February 28, 2017, Logic Works converted principal and interest of $291,044 into 82,640,392 shares of our common stock at a per share conversion price of $.004. As of September 30, 2017, the outstanding principal on this 6% convertible note was $39,251 and accrued interest was $1,381, which results in a total liability of $40,632.

7% Convertible Notes Payable

On October 11, 2013, the Company issued 7% Convertible Notes in the aggregate amount of $850,000 to investors, including $250,000 to Forglen LLC. The Note was due September 30, 2015. All other Notes were converted in 2014. On July 14, 2014, the Board of Directors approved a Settlement Agreement and Waiver of Default dated June 19, 2014 with Forglen related to the 7% Convertible Note. The current annual rate of interest was increased to 24% per annum. The conversion price was $0.007 per share, subject to adjustment as provided in the Note. As of September 30, 2017, the outstanding principal on this 7% convertible note was $250,000 and accrued interest was $209,014, which results in a total liability of $459,014.

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

Securities Purchase Agreement, Secured Promissory Notes and Security Agreement

On August 11, 2017, the Company executed the following agreements with Chicago Venture: (i) Securities Purchase Agreement; (ii) Secured Promissory Notes; and (iii) Security Agreement (collectively the “Chicago Venture Agreements”). The Company entered into the Chicago Venture Agreements with the intent to acquire working capital to grow the Company’s business.

The total amount of funding under the Chicago Venture Agreements is $1,105,000.00 (the “Debt”). Each Convertible Promissory Note carries an original issue discount of $100,000 and a transaction expense amount of $5,000, for total debt of $1,105,000. We agreed to reserve 200,000,000 of its shares of common stock for issuance upon conversion of the Debt, if that occurs in the future. If not converted sooner, the Debt is due on or before August 11, 2018. The Debt carries an interest rate of ten percent (10%). The Debt is convertible, at Chicago Venture’s option, into our common stock at $0.009 per share subject to adjustment as provided for in the Secured Promissory Notes attached hereto and incorporated herein by this reference.

The Company’s obligation to pay the Debt, or any portion thereof, is secured by all of the Company’s assets.

As of September 30, 2017, the outstanding principal balance due to Chicago Venture is $1,667,373, accrued interest was $5,022, net of the OID of $0, which results in a total amount of $1,672,395. The OID has been recorded as a discount to debt and $344,635 was amortized to interest expense during the nine months ended September 30, 2017.

During the nine months ended September 30, 2017, Chicago Venture converted principal and accrued interest of $2,153,000 into 382,622,126 shares of the Company’s common stock at a per share conversion price of $0.006.

The Company recognized $1,668,551 of loss on debt conversions during the nine months ended September 30, 2017.

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

There was no derivative liability as of September 30, 2017. For the nine months ended September 30, 2017, the Company recorded non-cash income of $2,163,861 related to the “change in fair value of derivative” expense related to its 6% and 7% convertible notes.

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

6% Convertible Notes

As of December 31, 2016, the Company had outstanding unsecured 6% convertible notes for $330,295 that the Company determined had an embedded derivative liability due to the “reset” clause associated with the note’s conversion price. The Company valued the derivative liability of these notes at $1,206,064 using the Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions (i) dividend yield of 0%; (ii) expected volatility of 160.0%; (iii) risk free rate of .001%, (iv) stock price of $0.017, (v) per share conversion price of $0.0036, and (vi) expected term of .25 years, as the Company estimates that these notes would be converted during the year ended December 31, 2017.

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

During the nine months ended September 30, 2017, the Company had had the following sales of unregistered of equity securities to accredited investors unless otherwise indicated:

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

During the three months ended September 30, 2017, two vendors converted debt of $133,605 into 119,086,394 shares of the Company’s common stock at the fair market price of $0.007 per share.

During the nine months ended September 30, 2017, Chicago Venture converted principal and accrued interest of $2,153,000 into 382,622,126 shares of the Company’s common stock at a per share conversion price of $0.006.

Warrants

The Company did not issue any warrants during the nine months ended September 30, 2017.

A summary of the warrants issued as of September 30, 2017 is as follows:

	September 30, 2017
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	595,000,000	$0.031
Issued	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at end of period	595,000,000	$0.031
Exerciseable at end of period	595,000,000

A summary of the status of the warrants outstanding as of September 30, 2017 is presented below:

	September 30, 2017
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life	Price	Exerciseable	Price
540,000,000	1.53	$0.033	540,000,000	$0.033
55,000,000	2.80	0.010	35,000,000	0.010

595,000,000	1.57	$0.031	575,000,000	$0.032

Warrants totaling 575,000,000 shares of common stock had no intrinsic value as of September 30, 2017.

NOTE 10– STOCK OPTIONS

Description of Stock Option Plan

In fiscal year 2011, the Company authorized a Stock Incentive Plan whereby a maximum of 18,870,184 shares of the Company’s common stock could be granted in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, and Other Stock-Based Awards. On April 18, 2013, the Company’s Board of Directors voted to increase to 35,000,000 the maximum allowable shares of the Company’s common stock allocated to the 2011 Stock Incentive Plan. The Company has outstanding unexercised stock option grants totaling 14,010,000 shares as of September 30, 2017. All grants are non-qualified as the plan was not approved by the shareholders within one year of its adoption.

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

Stock Option Activity

During the nine months ended September 30, 2017, the Company had the following stock option activity:

On June 28, 2017, the Company’s Compensation Committee granted four advisory committee members each an option to purchase 500,000 shares of the Company’s common stock under the Company’s 2011 Stock Incentive Plan at an exercise price of $0.009 per share, the fair market price on June 28, 2017.

As of September 30, 2017, there are 14,010,000 options to purchase common stock at an average exercise price of $0.010 per share outstanding under the 2011 Stock Incentive Plan. The Company recorded $23,352 and $98,173 of compensation expense, net of related tax effects, relative to stock options for the nine months ended September 30, 2017 and 2016 in accordance with ASC 505. Net loss per share (basic and diluted) associated with this expense was approximately ($0.00). As of September 30, 2017, there is $8,048 of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately 2.22 years.

Stock option activity for the nine months ended September 30, 2017 and the years ended December 31, 2016 and 2015 is as follows:

		Weighted Average
	Options	Exercise Price	$
Outstanding as of December 31, 2014	40,720,000	$0.058	$2,356,000
Granted	-	-	(960,000)
Exercised	-	-	-
Forfeitures	(11,700,000)	(0.050)	(585,000)
Outstanding as of December 31, 2015	29,020,000	0.028	811,000
Granted	-	-	-
Exercised	-	-	-
Forfeitures	(17,010,000)	(0.041)	(690,500)
Outstanding as of December 31, 2016	12,010,000	$0.010	$120,500
Granted	2,000,000	0.009	18,000
Exercised	-	-	-
Forfeitures	-	-	-
Outstanding as of September 30, 2017	14,010,000	$0.010	$138,500

The following table summarizes information about stock options outstanding and exercisable as of September 30, 2017:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining Life	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Exerciseable	Exerciseable	Exerciseable
$0.009	2,000,000	2.75	$0.009	-	$0.009
0.010	12,000,000	2.13	0.010	10,000,000	0.010
0.050	10,000	-	0.050	9,167	0.050
	14,010,000	2.22	$0.010	10,009,167	$0.010

Stock option grants totaling 10,009,167 shares of common stock had no intrinsic value as of September 30, 2017.

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

Other than those certain legal proceedings as reported in our annual report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 31, 2017, the Companies knows of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Operating Leases

On December 7, 2016, the Company entered into entered into a Consent to Judgement and Settlement Agreement related to its retail hydroponics store located in Portland, Maine. This Agreement provides for a monthly lease payment of $5,373 through May 1, 2020. The Company also agreed to a repayment schedule for past due rent and owes $36,340 as of September 30, 2017. The Company is past due on the repayment schedule by $36,340 as of September 30, 2017. The Company does not have an option to extend the lease after May 1, 2020.

On October 21, 2013, the Company entered into a lease agreement for retail space for its hydroponics store in Avon (Vail), Colorado. The lease expires on September 30, 2018. Monthly rent for year one of the lease is $2,792 and increases 3.5% per year thereafter through the end of the lease. The Company terminated this lease agreement as of August 31, 2917.

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

The aggregate future minimum lease payments under operating leases, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended September 30,	Total
2018	$104,810
2019	102,092
2020	-
2021	-
2022	-
Beyond	-
Total	$206,902

NOTE 12 – SUBSEQUENT EVENTS

The Company evaluates subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements are available.

Subsequent to September 30, 2017, the following material transactions occurred:

Lease in Calgary, Canada

On October 1, 2017, GrowLife Hydroponics, Inc. entered into a lease in Calgary, Canada. The monthly lease is approximately $1,997. The lease expires September 30, 2022. The Company expects to sale its products at this lease location.

Offer Letter with David Reichwein

On October 1, 2017, the “Company entered into an Offer Letter with David Reichwein pursuant to which the Company engaged Mr. Reichwein as its Vice-President of Research and Development on an at will basis.

Per the terms of the Reichwein Agreement, Mr. Reichwein’s compensation is $150,000 on an annual basis. Starting on the first quarter 2018, Mr. Reichwein is eligible to earn a quarterly commission based on 10% of tile gross margin dollars.

Mr. Reichwein was granted an option to purchase twenty million shares of our common stock under our 2011 Stock Incentive Plan at $0.006 per share. The shares vest as follows:

i	Ten million shares vested immediately;

ii	Ten million shares vest on a quarterly basis over two years beginning on the date of grant.

All options will have a five-year life and allow for a cashless exercise. The stock option grant is subject to the terms and conditions of our Stock Incentive Plan, including vesting requirements.  In the event that Mr. Reichwein’s continuous status as employee to us is terminated by us without Cause or Mr. Reichwein terminates his employment with us for Good Reason as defined in the Reichwein Agreement, in either case upon or within twelve months after a Change in Control as defined in our Stock Incentive, then 100% of the total number of shares shall immediately become vested.

Mr. Reichwein was entitled to participate in all group employment benefits that are offered by the Company to our senior executives and management employees from time to time, subject to the terms and conditions of such benefit plans, including any eligibility requirements. Finally, Mr. Reichwein is entitled to fifteen days of vacation annually and has certain insurance and travel employment benefits.

Mr. Reichwein may receive severance benefits and our obligation under a termination by the Company without Cause or Mr. Reichwein terminates his employment for Good Reason are discussed above.

Acquisition of 51% of the Purchased Assets

On October 3, 2017, the Company closed the acquisition of 51% of the Purchased Assets from David Reichwein, a Pennsylvania resident, GIP International Ltd, a Hong Kong corporation and DPR International LLC, a Pennsylvania limited liability corporation. The Purchased Assets include intellectual property, copy rights and trademarks related to reflective tiles and flooring.

This acquisition of assets is expected to drive the growth of innovative products and services with high margin gross margins for the Company’s distribution channels, including the design and manufacturing of products and services for the indoor cultivation industry including building materials for other industries.

The Company acquired its 51% interest in the Purchased Assets for $400,000. The Company funded $75,000 of the Purchase Price by September 30, 2017 for the down payment for equipment and funding of the rent and security deposit of an office lease. The balance of the Purchase Price shall be payable to Seller between October 1, 2017 and December 31, 2017.

The Company has the Option to purchase the remaining 49% of the rights, title, and interest in and to the Purchased Assets free and clear of any Encumbrances on or before December 31, 2017 by paying $350,000 in seven monthly payments of $50,000 per month beginning on January 31, 2018 after the Option is exercised and with a final payment on July 31, 2018.

As of September, the Company had recorded investment in purchased assets of $220,731. Funding for the acquisition of the Purchased Assets is expected to be provided by Chicago Venture Partners, L.P. under the August 11, 2017 Securities Purchase Agreement with Chicago Venture.

FINRA Rule 15c2-11 Notice

On October 17, 2017, the Company was informed by Alpine Securities Corporation (“Alpine”) that Alpine has demonstrated compliance with the Financial Industry Regulatory Authority (“FINRA”) Rule 6432 and Rule 15c2-11 under the Securities Exchange Act of 1934. As a result, Alpine may initiate an unpriced quotation for the Company’s common stock. The Company expects to file an amended application with the OTC Markets to list the Company’s common stock on the OTCQB once the minimum share price of $0.01 per share is achieved. The Company currently trades on the OTC Pink Sheet market.

Certificate of Elimination for Series B and C Preferred Stock

On October 24, 2017, the “Company filed a Certificate of Elimination with the Secretary of State of the State of Delaware to eliminate the Series B Convertible Preferred Stock and Series C Preferred Stock of the Company (the “Certificate of Elimination”). None of the authorized shares of either the Series B or Series C Preferred Stock were outstanding.

The Certificate of Elimination, effective upon filing, had the effect of eliminating from the Company's Certificate of Incorporation, as amended, all matters set forth in the Certificate of Designations of the Series B Convertible Preferred Stock and Series C Preferred Stock with respect to each respective series, which were both previously filed by the Company with the Secretary of State on October 22, 2015.  Accordingly, the 150,000 shares of Series B Preferred Stock and 51 shares of Series C Preferred Stock previously reserved for issuance under their respective Certificates of Designation resumed their status as authorized but unissued shares of undesignated preferred stock of the Company upon filing of the Certificate of Elimination.

Share Exchange Agreement with Soja, Inc.

On October 19, 2017, the Company signed a Share Exchange Agreement amongst the Company, GrowLife Hydroponics, Inc. and Soja, Inc. whereby the ownership of Soja, Inc. (“Soja”) was transferred from GrowLife Hydroponics, Inc. to GrowLife, Inc. in exchange for 100 shares of the Company’s Common Stock. As a result, Soja is now a wholly owned subsidiary of the Company.

Certificate of Amendment of Certificate of Incorporation

On October 24, 2017 the Company filed a Certificate of Amendment of Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the authorized shares of common stock from 3,000,000,000 to 6,000,000,000 shares.

Appointment of Independent Chairman of the Board

On October 23, 2017, the Board of Directors, appointed Michael E. Fasci, an independent director, Chairman of the Board of Directors. Marco Hegyi, remains Chief Executive Officer and President and a Director.

Annual Shareholder Meeting

The Company held its 2017 Annual Meeting of Stockholders on October 23, 2017.  The results of the Annual Meeting are set forth below.  The matters considered at the annual meeting were described in detail in the definitive proxy statement on Schedule 14A that the Company filed with the Securities and Exchange Commission on August 16, 2017. All matters were approved by the shareholders as follows:

		Shares	Shares
Motion	Description	For	Withheld
1	To elect four nominees to serve on the Board until the 2018 Annual Meeting of Stockholders-
	Marco Hegyi	207,273,269	27,049,202
	Mark E. Scott	209,651,220	24,671,251
	Michael E. Fasci	220,228,468	14,094,003
	Katherine McLain	210,317,864	24,004,607

		Shares	Shares	Shares
Motion	Description	For	Against	Abstained
2	To adopt and approve the 2017 Stock Incentive Plan	176,242,001	49,469,472	8,602,498
3	To approve an amendment to the Company’s Certificate of Incorporation to increase the	1,099,163,437	694,964,528	27,270,936
	authorized shares of common stock (“Common Stock”) from 3,000,000,000 to 6,000,000,000
4	To ratify the appointment of SD Mayer and Associates, LLP of Seattle, Washington as the	1,586,873,838	76,838,085	157,686,979
	Company’s independent registered public accounting firm for the fiscal years ending
	December 31, 2016 and 2017
5	To approve, on a non-binding advisory basis, the compensation paid to the Company’s	161,084,619	63,393,490	9,835,862
	named executive officers

Motion	Description	One Year	Two Years	Three Years	Abstain
6	To vote, on a non-binding advisory basis, on the frequency (i.e., every one, two, or three years)	110,133,612	16,013,697	93,296,845	14,888,317
	of holding an advisory shareholder vote to approve the compensation paid to the Company’s
	named executive officers

	Issued and
Quorum	Outstanding	Voted	%
	2,064,907,125.00	1,821,398,902.00	88.2%

Committee Assignments

On October 23, 2017 the Company’s Board of Directors, approved the following committee assignments:

Audit	Compensation	Nominations and Governance
Michael E. Fasci (Chairman)	Michael E. Fasci (Chairman)	Katherine McLain (Chairman)
Thom Kozik	Katherine McLain	Thom Kozik

All committees now consist of independent directors.

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

Our goal of becoming the nation’s largest cultivation facility service provider for the production of organics, herbs and greens and plant-based medicines continues to guide our decisions. Our mission is to measure our success by our customer’s success; serving cultivators of all sizes as a reliable business partner and our shareholders with value and trust. Through knowledgeable representatives and our e-commerce website, GrowLife provides essential and hard-to-find goods including growing media, industry-leading hydroponics equipment, organic plant nutrients, and thousands more products to specialty grow operations across the United States and Canada.

We primarily sell through our wholly owned subsidiary, GrowLife Hydroponics, Inc. GrowLife companies distribute and sell over 15,000 products through its e-commerce distribution channel, GrowLifeEco.com, and through our licensed retail storefronts. GrowLife and its business units are organized and directed to operate strictly in accordance with all applicable state and federal laws.

We are focusing on customer success. In that regard, we believe that the indoor cultivation industry will continue to experience significant growth and, as a result, serving this industry has become highly competitive, cash intensive and customer centric.  However, we have plans to address these challenges.

First, the opportunity to sell both infrastructure equipment and recurring supplies to the indoor cultivation industry is constantly increasing as demand for indoor cultivation grows across the United States and Canada. GrowLife believes the demand will continue to grow and more states and municipalities enact laws and regulations allowing for greater indoor cultivation activities.   GrowLife continues with its multi-faceted distribution strategy, which we believe serves customers in the following manner: Direct sales to large commercial customers through GrowLife Hydroponics, retail licensing through licensed partners for local convenience, and e-commerce via GrowLifeEco.com to fulfill orders across the nation from customers of all sizes.

Second, selling with multiple channels readily available products is foundational to GrowLife, however differentiation comes from products that are uniquely available from GrowLife and benefiting our customers. We recently formed GrowLife Innovations, Inc. which is where we housed our recently acquired building material assets. FreeFit® is a patented product line of eco-friendly and easy to install vinyl floor tiles with patterns and prints that can provide passive benefits to our customers. GrowLife is currently testing custom configurations with cultivators to quantify its economic value to customers. Building materials is a starting point for GrowLife Innovations. Other products and services are being developed and tested with plans to bring them to market over the next few months.

Third, GrowLife’s customers come in different stages from caregiver cultivators to 80,000+ square foot commercial operations.  Along with our business-to-business (B2B) focus we have been expanding to the business-to-consumer (B2C) by offering the GrowLife Cube subscription products. We recognize demand is increasing from small, aspiring cultivation consumers across the country seeking to learn and use a complete indoor growing solution.  To address this demand, we packaged GrowLife Cube, an entry-level offering for consumers to get hands-on experience with indoor growing.  Although many still buy the components separately, we are working on developing videos and supplier tools to attract them to this one-stop shop program.  Many states are giving individuals the legal freedom to cultivate crops in their own home and GrowLife Cube gives them the necessary tools.

GrowLife started the expansion of sales and store personnel and marketing efforts with continued funding from Chicago Venture Partners, L.P. Chicago Venture is supportive in the expansion of the sales and marketing teams in a growing market. GrowLife is growing in several markets including California and Canada. GrowLife received funding on an as-needed basis for such costs. As the personnel were hired late in the December 2016 quarter, the impact started in the March 2017 quarter.

GrowLife also considered the lack of capital access since 2014 and the new funding vehicles with Chicago Venture Partners, L.P. Operations were significantly impacted during 2014- 2016 as a result of the lack of access to capital. GrowLife did not have cash to ship orders. With the addition of GrowLife’s new partners, we have access to capital and are growing our sales again.

Resumed Trading of our Common Stock

On October 17, 2017, we were informed by Alpine Securities Corporation (“Alpine”) that Alpine has demonstrated compliance with the Financial Industry Regulatory Authority (“FINRA”) Rule 6432 and Rule 15c2-11 under the Securities Exchange Act of 1934. As a result, Alpine may initiate an unpriced quotation for the Company’s common stock. We expect to file an amended application with the OTC Markets to list the Company’s common stock on the OTCQB once the minimum share price of $0.01 per share is achieved. We currently trade on the OTC Pink Sheet market.

Market Size and Growth

While there is a great deal of purchasing of indoor cultivation equipment for non-Cannabis cultivation, many of our investors have a high-interest in the direction of the Cannabis industry as it may directly affect GrowLife’s growth. Therefore, the following market information is provided.

Twenty-nine states and the District of Columbia currently have laws broadly legalizing marijuana in some form.

Seven states and the District of Columbia have adopted the most expansive laws legalizing marijuana for recreational use. Most recently, California, Massachusetts, Maine and Nevada all passed measures in November legalizing recreational marijuana. California’s Prop. 64 measure allows adults 21 and older to possess up to one ounce of marijuana and grow up to six plants in their homes. Other tax and licensing provisions of the law will not take effect until January 2018.

Several legislatures in states recently passing legalization measures are debating regulatory proposals around the use and sale of marijuana. Massachusetts lawmakers were weighing bills earlier this year that would lower the amount residents can legally possess and place restrictions on retail stores.

A number of states have also decriminalized the possession of small amounts of marijuana. Some medical marijuana laws are broader than others, with types of medical conditions that allow for treatment varying from state to state. Several states (not shown on the map below) have passed narrow laws allowing residents to possess cannabis only if they suffer from certain rare medical illnesses.

Our map shows current state laws and recently-approved ballot measures legalizing marijuana for medical or recreational purposes. Final rules for recently-passed medical marijuana laws are pending in Arkansas, Florida and North Dakota.

Information is current as of October 2017.

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

Indoor growing techniques, however, are not limited to plant-based medicines. Vertical farms producing organic fruits and vegetables are beginning to emerge in the market due to a rising shortage of farmland, and environmental vulnerabilities including drought, other severe weather conditions and insect pests. Indoor growing technology and techniques enable cultivators to grow crops all-year-round in urban areas, and take up less ground while minimizing environmental risks. However, indoor growing techniques typically require a more significant upfront investment to design and build-out these facilities, than traditional farmlands. If new innovations lower the costs for indoor growing, and the costs to operate traditional farmlands continue to rise, then indoor growing techniques may be a compelling alternative for the broader agricultural industry.

State	Year Passed How Passed (Yes Vote) Possession Limit
1.Alaska	1998 Ballot Measure 8 (58%) 1 oz usable; 6 plants (3 mature, 3 immature)
2.Arizona	2010 Proposition 203 (50.13%) 2.5 oz usable; 12 plants
3.Arkansas	2016 Ballot Measure Issue 6 (53.2%) 3 oz usable per 14-day period
4.California	1996 Proposition 215 (56%) 8 oz usable; 6 mature or 12 immature plants
5.Colorado	2000 Ballot Amendment 20 (54%) 2 oz usable; 6 plants (3 mature, 3 immature)
6.Connecticut	2012 House Bill 5389 (96-51 H, 21-13 S) 2.5 oz usable
7.Delaware	2011 Senate Bill 17 (27-14 H, 17-4 S) 6 oz usable
8.Florida	2016 Ballot Amendment 2 (71.3%) Amount to be determined
9.Hawaii	2000 Senate Bill 862 (32-18 H; 13-12 S) 4 oz usable; 7 plants
10.Illinois	2013 House Bill 1 (61-57 H; 35-21 S) 2.5 ounces of usable cannabis during a period of 14 days
11.Maine	1999 Ballot Question 2 (61%) 2.5 oz usable; 6 plants
12.Maryland	2014 House Bill 881 (125-11 H; 44-2 S) 30-day supply, amount to be determined
13.Massachusetts	2012 Ballot Question 3 (63%) 60-day supply for personal medical use (10 oz)
14.Michigan	2008 Proposal 1 (63%) 2.5 oz usable; 12 plants
15.Minnesota	2014 Senate Bill 2470 (46-16 S; 89-40 H) 30-day supply of non-smokable marijuana
16.Montana	2004 Initiative 148 (62%) 1 oz usable; 4 plants (mature); 12 seedlings
17.Nevada	2000 Ballot Question 9 (65%) 2.5 oz usable; 12 plants
18.New Hampshire	2013 House Bill 573 (284-66 H; 18-6 S) Two ounces of usable cannabis during a 10-day period
19.New Jersey	2010 Senate Bill 119 (48-14 H; 25-13 S) 2 oz usable
20.New Mexico	2007 Senate Bill 523 (36-31 H; 32-3 S) 6 oz usable; 16 plants (4 mature, 12 immature)
21.New York	2014 Assembly Bill 6357 (117-13 A; 49-10 S) 30-day supply non-smokable marijuana
22.North Dakota	2016 Ballot Measure 5 (63.7%) 3 oz per 14-day period
23.Ohio	2016 House Bill 523 (71-26 H; 18-15 S) Maximum of a 90-day supply, amount to be determined
24.Oregon	1998 Ballot Measure 67 (55%) 24 oz usable; 24 plants (6 mature, 18 immature)
25.Pennsylvania	2016 Senate Bill 3 (149-46 H; 42-7 S) 30-day supply
26.Rhode Island	2006 Senate Bill 0710 (52-10 H; 33-1 S) 2.5 oz usable; 12 plants
27.Vermont	2004 Senate Bill 76 (22-7) HB 645 (82-59) 2 oz usable; 9 plants (2 mature, 7 immature)
28.Washington	1998 Initiative 692 (59%) 8 oz usable; 6 plants
29.Washington, DC	2010 Amendment Act B18-622 (13-0 vote) 2 oz dried
Source: Marijuana State Laws – Summary Chart from ProCon.org

Strategy

Our long-term strategy revolves around three key premises: First, the indoor growing market for fruits, vegetables and medical plants is here to stay. We see an opportunity for it to double for several years, especially after last year’s election raising the number of states that support Cannabis; Second, GrowLife will continue to establish itself as a national brand to provide the much-needed advisory services and sell lighting, nutrients, mediums and other equipment, supplies and services to cultivators across the country; And third, the demand for more healthy, safer and economical ways to run indoor growing operations will dramatically increase and require innovative products to intelligently drive down costs without compromising quality. These are critical premises for the Company’s growth.

Our growth plan consists of adding more knowledgeable, talented and committed people, creating greater access to equipment and supplies, and offering more and better choices. We must sequence our steps in a timely and deliberate manner. We attract and retain such talent by offering healthcare benefits along with a pay-for-performance compensation model that appeals to high performers.

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

GrowLife will therefore be pursuing such game-changers to help propel the industry forward on several fronts. Acquisitions may range from innovations that significantly drive down the operating costs for commercial cultivators to the desperately needed cloud-based tools for the government to extensively coordinate its policies with the industry in a safe and responsible manner. We expect to see some of these expansion game-changers come to market in 2017 such as the recent asset acquisition of building materials. The caveat is that there are many moving parts and these game-changers may or may not come to pass.

GrowLife’s greatest growth may come from a business that is not a significant contributor today. We see key areas that may be game-changers for us in 2017: Mergers & Acquisitions and Partnerships (MAP); Consumer with GrowLife Cube; and plant-related services. Each of these areas will require us to add the right people at the right time. Many talented individuals are ready to join GrowLife.

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

Finally, in January we spent time at the Seed to Sale Show in Denver to explore the plant and seed business. Our conclusion is that it is an attractive business that needs to be further explored but in an indirect manner. GrowLife is not ready to directly touch the plant due to Federal interstate laws. We are instead considering how to legally support it through state based-partners.

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

And third, our experience with hundreds of customers allows us to determine specific product needs and sources to test new designs. Lights, pesticides, nutrients, building materials and growing systems are some examples of products that GrowLife can provide. Popular name branded products are seeking to be part of the GrowLife company in many forms. In exchange, we can market their products in a unique manner over generic products.

Our company can expand with these strategies until it serves more indoor cultivators throughout the country. Once a customer is engaged, we can gradually expand their purchasing market share by providing greater economic benefit to the customers who buy more products from GrowLife than from other suppliers.

Employees

As of September 30, 2017, we had one full-time employee and one consultant at our Seattle, Washington office. Marco Hegyi, our Chief Executive Officer, is based in Kirkland, Washington. Mark E. Scott, our CFO, is based primarily in Seattle, Washington. In addition, we have approximately 8 full and part time employees located throughout the United States and Canada who operate our businesses. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We believe that we have a good relationship with our employees.

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

On October 3, 2017, we closed the acquisition of 51% of the Purchased Assets from David Reichwein, a Pennsylvania resident, GIP International Ltd, a Hong Kong corporation and DPR International LLC, a Pennsylvania limited liability corporation. The Purchased Assets include intellectual property, copy rights and trademarks related to reflective tiles and flooring.

We have a policy of entering into confidentiality and non-disclosure agreements with our employees and some of our vendors and customers as necessary.

Government Regulation

Currently, there are twenty nine states plus the District of Columbia that have laws and/or regulation that recognize in one form or another legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. There are currently eight states that allow recreational use of cannabis. As of the date of this writing, the policy and regulations of the Federal government and its agencies is that cannabis has no medical benefit and a range of activities including cultivation and use of cannabis for personal use is prohibited on the basis of federal law and may or may not be permitted on the basis of state law. Active enforcement of the current federal regulatory position on cannabis on a regional or national basis may directly and adversely affect the willingness of customers of GrowLife to invest in or buy products from GrowLife. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect revenues and profits of the GrowLife companies.

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

THE COMPANY’S COMMON STOCK

On April 10, 2014, we received notice from the SEC that trading of our common stock on the OTCBB was to be suspended from April 10, 2014 through April 24, 2014. The SEC issued its order pursuant to Section 12(k) of the Securities Exchange Act of 1934. According to the notice received by us from the SEC: “It appears to the Securities and Exchange Commission that the public interest and the protection of investors require a suspension of trading in the securities of GrowLife, Inc. because of concerns regarding the accuracy and adequacy of information in the marketplace and potentially manipulative transactions in GrowLife’s common stock.” We never received notice from the SEC that were formally being investigated.

The suspension of trading eliminated our market makers, resulted in our trading on the grey sheets, resulted in legal proceedings and restricted our access to capital.

On October 17, 2017, we were informed by Alpine Securities Corporation (“Alpine”) that Alpine has demonstrated compliance with the Financial Industry Regulatory Authority (“FINRA”) Rule 6432 and Rule 15c2-11 under the Securities Exchange Act of 1934. As a result, Alpine may initiate an unpriced quotation for our common stock. We expect to file an amended application with the OTC Markets to list the Company’s common stock on the OTCQB once the minimum share price of $0.01 per share is achieved. We currently trade on the OTC Pink Sheet market. On February 18, 2016, our common stock resumed unsolicited quotation on the OTC Bulletin Board after receiving clearance from the Financial Industry Regulatory Authority (“FINRA”) on our Form 15c2-11.

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

(dollars in thousands)

	Three Months September 30,
	2017	2016	$ Variance	% Variance
Net revenue	$661	$200	$461	230.5%
Cost of goods sold	476	179	297	-165.9%
Gross profit	185	21	164	781.0%
General and administrative expenses	589	438	151	-34.5%
Operating loss	(404)	(417)	13	3.1%
Other income (expense):
Change in fair value of derivative	-	875	(875)	-100.0%
Interest expense, net	(153)	(376)	223	59.3%
Other income	-	(92)	92	100.0%
Loss on debt conversions	(199)	(464)	265	57.1%
Total other expense	(352)	(57)	(295)	517.5%
(Loss) before income taxes	(756)	(474)	(282)	-59.5%
Income taxes - current benefit	-	-	-	0.0%
Net (loss)	$(756)	$(474)	$(282)	-59.5%

THREE MONTHS ENDED SEPTEMBER 30, 2017 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2016

Revenue

Net revenue for the three months ended September 30, 2017 increased $461,000 to $661,000 as compared to $200,000 for the three months ended September 30, 2016. The increase resulted from increased sales personnel and channels of distribution.

Cost of Goods Sold

Cost of sales for the three months ended September 30, 2017 increased $297,000 to $476,000 as compared to $179,000 for the three months ended September 30, 2016. The increase was due increased sales, offset by lower cost of sales related to favorable product mix and increased supplier discounts.

Gross profit was $185,000 for the three months ended September 30, 2017 as compared to a gross profit of $21,000 for the three months ended September 30, 2016. The gross profit percentage was 27.9% for the three months ended September 30, 2017 as compared to 10.3% for the three months ended September 30, 2016. The gross profit increase was due increased sales, offset by lower cost of sales related to favorable product mix and increased supplier discounts.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2017 increased $151,000 to $589,000 as compared to $438,000 for the three months ended September 30, 2016.

The increase was due to the expense of our annual shareholder meeting. As part of the general and administrative expenses for the three months ended September 30, 2017, we did not record any public relation, investor relation or business development expenses.

Non-cash general and administrative expenses for the three months ended September 30, 2017 were $57,000 related to stock based compensation.

Non-cash general and administrative expenses for the three months ended September 30, 2016 was $123,000, with (i) depreciation and amortization of $30,000; (ii) stock based compensation of $33,000 related to stock option grants; (iii) common stock issued for services of $60,000.

Other Expense

Other expense for the three months ended September 30, 2017 was $352,000 as compared to $57,000 for the three months ended September 30, 2016. The other expense for the three months ended September 30, 2017 included (i) interest expense of $153,000 and (ii) loss on debt conversions of $199,000. The non-cash interest related to the amortization of the debt discount associated with our convertible notes and accrued interest expense related to our notes payable. The loss on debt conversions related to the conversion of our notes payable at prices below the market price.

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

Net (Loss)

Net loss for the three months ended September 30, 2017 was $756,000 as compared to $474,000 for the three months ended September 30, 2016 for the reasons discussed above.

Net loss for the three months ended September 30, 2017 included non-cash expenses of $407,000 including (i) stock based compensation of $57,000 related to stock option grants and warrants; (ii) accrued interest and amortization of debt discount on convertible notes payable of $151,000; (iii) loss on debt conversions of $199,000;
(iv) reclassification of derivative instruments to additional paid in capital to of $538,000; and offset by (v) change in derivative liability of $538,000.

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

We expect losses to continue as we implement our business plan.

NINE MONTHS ENDED SEPTEMBER 30, 2017 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2016

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from period-to-period.

(dollars in thousands)

	Nine Months Ended September 30,
	2017	2016	$ Variance	% Variance
Net revenue	$1,650	$929	$721	77.6%
Cost of goods sold	1,353	893	460	-51.5%
Gross profit	297	36	261	725.0%
General and administrative expenses	1,502	1,351	151	-11.2%
Operating loss	(1,205)	(1,315)	110	8.4%
Other income (expense):
Change in fair value of derivative	2,164	497	1,667	335.4%
Interest expense, net	(468)	(614)	146	-23.8%
Other income	-	157	(157)	-100.0%
Loss on debt conversions	(1,669)	(464)	(1,205)	-259.7%
Total other income (expense)	27	(424)	451	106.4%
(Loss) before income taxes	(1,178)	(1,739)	561	32.3%
Income taxes - current benefit	-	-	-	0.0%
Net (loss)	$(1,178)	$(1,739)	$561	32.3%

Revenue

Net revenue for the nine months ended September 30, 2017 increased $721,000 to $1,650,000 as compared to $929,000 for the nine months September 30, 2016. The increase resulted from increased sales personnel and channels of distribution.

Cost of Goods Sold

Cost of sales for the nine months ended September 30, 2017 increased $460,000 to $1,353,000 as compared to $893,000 for the nine months ended September 30, 2016. The increase was due increased sales, offset by lower cost of sales related to favorable product mix and increased supplier discounts.

Gross profit was $297,000 for the nine months ended September 30, 2017 as compared to $36,000 for the nine months ended September 30, 2016. The gross profit percentage was 18.0% for the nine months ended September 30, 2017 as compared to 3.9% for the nine months ended September 30, 2016. The gross profit increase was due increased sales, offset by lower cost of sales related to favorable product mix and increased supplier discounts.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2017 were $1,502,000 as compared to $1,351,000 for the nine months ended September 30, 2016. The variances were as follows: (i) an increase in insurance of $42,000; (ii) expense of our annual shareholder meeting of $125,000; (iii) an increase in payroll of $45,000; and (iv) and an increase in other expenses of $82,000; offset by (v) a decrease in legal expense of $95,000; and (vi) a decrease in rent of $48,000. As part of the general and administrative expenses for the nine months ended September 30, 2017, we did not record any public relation, investor relation or business development expenses.

Non-cash general and administrative expenses for the nine months ended September 30, 2017 were $214,000 including (i) depreciation and amortization of $2,000; (ii) stock based compensation of $161,000 related to stock option grants and warrants; and (iii) common stock issued for services of $51,000.

Non-cash general and administrative expenses for the nine months ended September 30, 2016 was $310,000 including (i) depreciation and amortization of $87,000; (ii) stock based compensation of $98,000 related to stock option grants; (iii) common stock issued for services of $125,000.

Other Income/ Expense

Other income for the nine months ended September 30, 2017 was $27,000 as compared to other expense of $424,000 for the nine months ended September 30, 2016. The other income for the nine months ended September 30, 2017 included (i) change in derivative liability of $2,164,000; offset by (ii) interest expense of $468,000; and (iii) loss on debt conversions of $1,669,000. The change in derivative liability is the non-cash change in the fair value and relates to our derivative instruments. The non-cash interest related to the amortization of the debt discount associated with our convertible notes and accrued interest expense related to our notes payable. The loss on debt conversions related to the conversion of our notes payable at prices below the market price.

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

Net (Loss)

Net loss for the nine months ended September 30, 2017 was $1,178,000 as compared to $1,739,000 for the nine months ended September 30, 2016 for the reasons discussed above.

Net loss for the nine months ended September 30, 2017 included non-cash expenses of $158,000 including (i) depreciation and amortization of $2,000; (ii) stock based compensation of $162,000 related to stock option grants and warrants; (iii) common stock issued for services of $51,000; (iv) accrued interest and amortization of debt discount on convertible notes payable of $439,000; (v) write-off of additional paid in capital to of $538,000; and (vi) loss on debt conversions of $1,668,000, offset by (vii) change in derivative liability of $2,702,000.

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

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $212,000 and a net working capital deficit of approximately $2,870,000 as of September 30, 2017.  We expect losses to continue as we grow our business. Our cash used in operations for the nine months ended September 30, 2017 and the years ended December 31, 2016 and 2015 was $1,161,000, $1,212,000 and $1,376,000, respectively.

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

Securities Purchase Agreement, Secured Promissory Notes and Security Agreement

On August 11, 2017, we executed the following agreements with Chicago Venture: (i) Securities Purchase Agreement; (ii) Secured Promissory Notes; and (iii) Security Agreement (collectively the “Chicago Venture Agreements”). The Company entered into the Chicago Venture Agreements with the intent to acquire working capital to grow the Company’s business.

The total amount of funding under the Chicago Venture Agreements is $1,105,000.00 (the “Debt”). Each Convertible Promissory Note carries an original issue discount of $100,000 and a transaction expense amount of $5,000, for total debt of $1,105,000. We to reserve 200,000,000 of its shares of common stock for issuance upon conversion of the Debt, if that occurs in the future. If not converted sooner, the Debt is due on or before August 11, 2018. The Debt carries an interest rate of ten percent (10%). The Debt is convertible, at Chicago Venture’s option, into our common stock at $0.009 per share subject to adjustment as provided for in the Secured Promissory Notes attached hereto and incorporated herein by this reference.

Our obligation to pay the Debt, or any portion thereof, is secured by all of our assets.

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2017 was $1,161,000. This amount was primarily related to a net loss of $1,178,000, (i) a decrease in accounts payable and accrued expenses of $105,000; (ii) a reduction in deferred revenue of $38,000; offset by (iii) non-cash expenses of $158,000 including (i) depreciation and amortization of $2,000; (ii) stock based compensation of $162,000 related to stock option grants and warrants; (iii) common stock issued for services of $51,000; (iv) accrued interest and amortization of debt discount on convertible notes payable of $439,000; (v) reclassification of derivatives instruments to additional paid in capital to of $538,000; and (vi) loss on debt conversions of $1,668,000, offset by (vii) change in derivative liability of $2,702,000.

Investment Activities

Net cash used in investing activities for the nine months ended September 30, 2017 was $221,000. This amount was primarily related to the prepayment of expenses related to the acquisition of 51% of the Purchased Assets on October 3, 2017 from David Reichwein, a Pennsylvania resident, GIP International Ltd, a Hong Kong corporation and DPR International LLC, a Pennsylvania limited liability corporation. The Purchased Assets include intellectual property, copy rights and trademarks related to reflective tiles and flooring.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2017 was $1,490,000. The amount related to funding provided of $2,999,000 by Chicago Venture to us and $1,509,000 paid to TCA to in order to satisfy all debts to TCA.

Our contractual cash obligations as of September 30, 2017 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$206,902	$104,810	$102,092	$-	$-
Convertible notes payable	2,172,041	2,172,041	-	-	-
Capital expenditures	25,000	25,000	-	-	-
	$2,403,943	$2,301,851	$102,092	$-	$-

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

ITEM 4.
CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of September 30, 2017, that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Management identified the following material weakness during its assessment of internal controls over financial reporting:

Audit Committee:

On June 3, 2014, we formed an Audit Committee and appointed an audit committee financial expert as defined by SEC and as adopted under the Sarbanes-Oxley Act of 2002. Prior to this, we did not have an Audit Committee to oversee financial reporting and used external service providers to ensure compliance with the SEC requirements. The current Audit Committee has one independent director. We expect to expand this committee during 2017 and 2018.

b) Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2017, there were no changes in our internal controls over financial reporting during this fiscal quarter, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

On April 10, 2014, we received notice from the SEC that trading of our common stock on the OTCBB was to be suspended from April 10, 2014 through April 24, 2014. The SEC issued its order pursuant to Section 12(k) of the Securities Exchange Act of 1934. According to the notice received by us from the SEC: “It appears to the Securities and Exchange Commission that the public interest and the protection of investors require a suspension of trading in the securities of GrowLife, Inc. because of concerns regarding the accuracy and adequacy of information in the marketplace and potentially manipulative transactions in GrowLife’s common stock.” We never received notice from the SEC that were formally being investigated.

The suspension of trading eliminated our market makers, resulted in our trading on the grey sheets, resulted in legal proceedings and restricted our access to capital.

On October 17, 2017, we were informed by Alpine Securities Corporation (“Alpine”) that Alpine has demonstrated compliance with the Financial Industry Regulatory Authority (“FINRA”) Rule 6432 and Rule 15c2-11 under the Securities Exchange Act of 1934. As a result, Alpine may initiate an unpriced quotation for our common stock. We expect to file an amended application with the OTC Markets to list the Company’s common stock on the OTCQB once the minimum share price of $0.01 per share is achieved. We currently trade on the OTC Pink Sheet market. On February 18, 2016, our common stock resumed unsolicited quotation on the OTC Bulletin Board after receiving clearance from the Financial Industry Regulatory Authority (“FINRA”) on our Form 15c2-11.

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

We entered into a Secured Convertible Note and Secured Credit Facility dated June 25, 2014 with Logic Works whereby Logic Works agreed to provide up to $500,000 in funding. Each funding required approval in advance by Logic Works, provides for interest at 6% with a default interest of 24% per annum and required repayment by June 26, 2016. The Note is convertible into common stock of the Company at the lesser of $0.0070 or (B) twenty percent (20%) of the average of the three (3) lowest daily VWAPs occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable conversion date on which Logic Works elects to convert all or part of this 6% Convertible Note, subject to adjustment as provided in the Note. The 6% Convertible Note is collateralized by the assets of the Company. As of September 30, 2017, the outstanding balance on the Convertible Note was $40,632.

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

We have experienced net losses since inception. As of September 30, 2017, we had an accumulated deficit of $125.6 million. There can be no assurance that we will achieve or maintain profitability.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting. During the review of our financial statements for the year ended September 30, 2017, our management identified material weaknesses in our internal control over financial reporting. If these weaknesses continue, investors could lose confidence in the accuracy and completeness of our financial reports and other disclosures.

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

We have limited insurance.

We have limited directors’ and officers’ liability insurance and limited commercial liability insurance policies. Any significant claims would have a material adverse effect on our business, financial condition and results of operations.

Risks Related to our Common Stock

CANX and Chicago Venture could have significant influence over matters submitted to stockholders for approval.

CANX and Logic Works

As of September 30, 2017, CANX holds shares representing approximately 20.0% of our common stock on a fully-converted basis and could be considered a control group for purposes of SEC rules. However, their agreements limit their ownership to 4.99% individually and each of the parties disclaims its status as a control group or a beneficial owner due to the fact that their beneficial ownership is limited to 4.99% per their agreements. Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days after the date of determination.

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

On October 17, 2017, we were informed by Alpine Securities Corporation (“Alpine”) that Alpine has demonstrated compliance with the Financial Industry Regulatory Authority (“FINRA”) Rule 6432 and Rule 15c2-11 under the Securities Exchange Act of 1934. As a result, Alpine may initiate an unpriced quotation for our common stock. We expect to file an amended application with the OTC Markets to list the Company’s common stock on the OTCQB once the minimum share price of $0.01 per share is achieved. We currently trade on the OTC Pink Sheet market. On February 18, 2016, our common stock resumed unsolicited quotation on the OTC Bulletin Board after receiving clearance from the Financial Industry Regulatory Authority (“FINRA”) on our Form 15c2-11.

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

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of September 30, 2017, there were approximately 2.16 billion shares of our common stock issued and outstanding.  In addition, as of September 30, 2017, there are also (i) stock option grants outstanding for the purchase of 14 million common shares at a $0.010 average exercise price; (ii) warrants for the purchase of 595 million common shares at a $0.031 average exercise price; and (iii) 139 million shares related to convertible debt that can be converted at 0.0036 per share. During the nine months ended September 30, 2017, Chicago Venture converted principal and accrued interest of $2,153,000 into 382.6 million shares of our common stock at a per share conversion price of $0.006; and (iii) Logic Works converted principal and interest of $291,000 into 82.6 million shares of our common stock at a per share conversion price of $.004.

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

During the three months ended September 30, 2017, we had the following sales of unregistered of equity securities to accredited investors unless otherwise indicated:

During the three months ended September 30, 2017, two vendors converted debt of $133,605 into 119,086,394 shares of our common stock at the fair market price of $0.007 per share.

During the three months ended September 30, 2017, Chicago Venture converted principal and accrued interest of $450,000 into 113,999,429 shares of our common stock at a per share conversion price of $0.004.

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

10.1
Compilation of Securities Purchase Agreement, Secured Promissory Notes, and Security Agreement dated August 11, 2017, entered into by and between GrowLife, Inc. and Chicago Venture Partners, L.P. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on August 17, 2017, and hereby incorporated by reference.

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

GROWLIFE, INC.

(Registrant)

Date: November 2, 2017	By:	/s/ Marco Hegyi
Marco Hegyi
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 2, 2017	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer
(Principal Financial and Accounting Officer)