Form 10-K
period 2017-12-31
GROWLIFE, INC.
filed 2018-03-28
CIK 1161582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

As of June 30, 2017 (the last business day of our most recently completed second fiscal quarter), based upon the last reported trade on that date, the aggregate market value of the voting and non-voting common equity held by non-affiliates (for this purpose, all outstanding and issued common stock minus stock held by the officers, directors and known holders of 10% or more of the Company’s common stock) was $14,662,328.

The number of shares of common stock, $.0001 par value, issued and outstanding as of March 28, 2018: 2,913,559,657 shares.

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

GrowLife’s goal is to become the nation’s largest cultivation facility service provider for the production of organics, herbs and greens and plant-based medicines.

GrowLife provides essential and hard-to-find goods including growing media, industry-leading hydroponics equipment, organic plant nutrients, and thousands more products through its knowledgeable representatives and our distribution channels, to specialty grow operations across the United States and Canada.

We primarily sell supplies through our wholly owned subsidiary, GrowLife Hydroponics, Inc. GrowLife also distributes and sells over 15,000 products along with a handful of its own branded products through its e-commerce distribution channels, ShopGrowLife.com, Greners.com and GrowLifeEco.com, as well as through GrowLife licensed retail storefronts. GrowLife and its business units are organized and directed to operate strictly in accordance with all applicable state and federal laws.

The GrowLife mission is to measure its success by its customer’s success;

serving cultivators of all sizes as a reliable business partner and its shareholders with value and trust.

The ‘their success is our success’ focus has helped us understand the pains and needs our customers are enduring and the many products and services we can provide to help them grow. We recognize that the cost of customer acquisition is 10x higher than retention so it is in GrowLife’s best interest to retain its customers by supporting their needs with innovative offerings, lower pricing and reliable delivery. The indoor cultivation industry, primarily driven by indoor Cannabis farming, is in its formative stages where it is developing a recurring track record. Due to the conflicting laws and policies throughout the United States our customers consist mostly of smaller, early-stage companies that face unusual challenges not experienced in most larger established industries.

As a result, agility takes the place over predictability and trust surpasses price and convenience. Therefore, there are few public or billion dollar companies operating in this industry. Thus, the GrowLife mission of aligning itself with the success of its customer’s.

GrowLife’s vision of indoor cultivation is that it is

inevitable; not another gardening alternative.

We seek to support the mission of GrowLife helping its customers be successful by minimizing the operating costs of indoor cultivators of fruits, vegetables and Cannabis so they can better serve their markets and customers.

Outdoor farming is a wasteful, destructive and an inefficient use of precious resources. Current water, land and harvest cycles are limited and, if left unchecked, will fail to support the world’s population growth. However, indoor cultivation allows our customers to replicate nature in a controllable manner that uses a fraction of water and land while providing 2–5 times the crop cycles of outdoor. The challenge is in getting the economics right. Subsidies are not the answer. Even many large-scale indoor grow operations with large capital investments have had a difficult time staying in business because the poor economic models fail to deliver a profit. Fruits and vegetables have limited revenue benefit due to their low prices and saturated supply from international and domestic growers.

Cannabis on the other hand currently has an attractive revenue model and valuation multiple but modest demand of about 5% of the population due to shadows cast by interstate commerce restrictions, banking issues and threatening federal laws. However, Cannabis laws are not the only expected changes. We must prepare for significantly lower prices if Cannabis is to become a mainstream alternative to beer, wine and other alcohol in the future. Expecting a $12 Cannabis cigarette to drop to $1 over the next couple of years is not unreasonable.

Therefore, as an indoor cultivation industry, we must lower production costs to provide local, safer, healthier and affordable food and Cannabis crops. We see this as the game changer: Over time we must support a production cost at 10% of the current price point.  This means increasing efficiencies, scaling up production volumes and driving down indoor operating costs. Given this vision of the future, lowering our customer’s production costs serves as our compass to mergers, acquisitions and partnerships.

To profitably achieve such a goal, we see GrowLife building out five strategic pillars. These pillars represent unfulfilled needs, which if capitalized upon, can provide PHOT investors with a lasting diversified portfolio of products and services.

GrowLife’s five pillars of planned growth are 1) direct commercial sales, 2) products, 3) online markets, 4) consumer GrowLife Cube, and 5) retail --- are organized across four audience-centric divisions. We sell to commercial customers through our GrowLife Commercial division to large-scale customers for both hydroponics and FreeFit, our business materials products.

GrowLife will continue to provide growing supplies to cultivators, known as “picks and shovels” to the green rush industry, we are investing in developing proprietary products that will enhance higher gross profit, differentiation and a greater ecological benefit and value to the industry through GrowLife Innovations, Inc., a whole-owned subsidiary. For example, GrowLife recently acquired FreeFit building material assets which bring several benefits to the Company: Revenue, higher gross profits and intellectual properties that will serve as the foundation to upcoming products including complete GrowLife room solutions. These solutions are aimed at providing lower production costs for our legal commercial customers that are growing at large scales. Over the last three months the Company organized its operating structure into four divisions to be aligned with its business initiatives towards focused growth.

The other GrowLife divisions will continue to distribute and sell over 15,000 products and FreeFit through its e-commerce distribution channel, ShopGrowLife.com.New products will be developed by GrowLife Innovations Inc., the research and development arm of the company, and GrowLife Retail will drive our licensed retail storefronts. GrowLife, Inc. and its divisions are organized and directed to operate strictly in accordance with all applicable state and federal laws.

We focus on customer success. In that regard, we believe that the indoor cultivation industry will continue to experience significant growth and, as a result, serving this industry has become highly competitive, cash intensive and customer centric.  However, we have plans to address these challenges.

First, the opportunity to sell both infrastructure equipment and recurring supplies to the indoor cultivation industry is constantly increasing as demand for indoor cultivation grows across the United States and Canada. GrowLife believes the demand will continue to grow and more states and municipalities will enact laws and regulations allowing for greater indoor cultivation activities.   GrowLife continues with its multi-faceted distribution strategy, which we believe serves customers in the following manner: Direct sales to large commercial customers through GrowLife Hydroponics, retail licensing through licensed partners for local convenience, and e-commerce via ShopGrowLife.com to fulfill orders across the nation from customers of all sizes.

Second, selling through multiple channels with readily available products is foundational to GrowLife, however differentiation comes from unique products available only from GrowLife. In October 2017 we formed GrowLife Innovations, Inc., which is where we housed our recently acquired building material assets. FreeFit® is a patented product line of eco-friendly and easy to install vinyl floor tiles with patterns and prints that can provide passive (no resource demands such as power) benefits to our customers. GrowLife is currently testing custom configurations with cultivators to quantify its economic value to customers. Building materials is a starting point for GrowLife Innovations. Other products and services are being developed and tested with plans to bring them to market over the next few months.

Third, GrowLife’s customers come in different stages from small caregiver cultivators to large 80,000+ square foot commercial operations.  Along with our business-to-business (B2B) focus we have been expanding to the business-to-consumer (B2C) by offering the GrowLife Cube subscription products. We recognize demand is increasing from small, aspiring cultivation consumers across the country seeking to learn and use a complete indoor growing solution.  To address this demand, we packaged GrowLife Cube, an entry-level offering for consumers to get hands-on experience with indoor growing.  Although many still buy the components separately, we are working on developing videos and supplier tools to attract them to this one-stop shop program.  Many states are giving individuals the legal freedom to cultivate crops in their own home and GrowLife Cube gives them the necessary tools.

GrowLife started the expansion of sales and store personnel and marketing efforts with continued funding from Chicago Venture Partners, L.P. Chicago Venture is supportive in the expansion of the sales and marketing teams in a growing market. GrowLife is growing in several markets including California and Canada. GrowLife received $1 million in equity financing in February 2018 for expansion in addition to continuing as-needed capital for operating costs.

GrowLife also considered the lack of capital access since 2014 and the new funding vehicles with Chicago Venture Partners, L.P. Operations were significantly impacted during 2014- 2016 as a result of the lack of access to capital. GrowLife did not have cash to ship all orders. With the addition of GrowLife’s new partners, we have access to capital and are growing our sales again.

Resumed Trading of our Common Stock

On October 17, 2017, we were informed by Alpine Securities Corporation (“Alpine”) that Alpine had demonstrated compliance with the Financial Industry Regulatory Authority (“FINRA”) Rule 6432 and Rule 15c2-11 under the Securities Exchange Act of 1934. We filed an amended application with the OTC Markets to list the Company’s common stock on the OTCQB and begin to trade on this market as of March 28, 2018.

Market Size and Growth

Markets Serviced

GrowLife Inc. is engaged in the business of offering general hydroponic growing equipment including complete indoor lighting systems, growing mediums, soils, tools for cutting and propagation, hydroponics systems, growing accessories, bulbs, ballasts, reflectors, meters and timers and climate control equipment for the indoor plant cultivation and cannabis industries.

Additionally, GrowLife, through its recent asset acquisition, has begun servicing the Luxury Vinyl Tile market segment of the Floor Covering industry, which it will use in its GrowLife clean grow room initiative.

Hydroponic Growing Equipment (US)

Industry Definition:

The Hydroponic Growing Equipment industry is primarily engaged in selling hydroponic horticulture equipment. Hydroponics is a method of growing plants using mineral nutrient solutions in water without the use of soil.

2017 Key Industry Statistics:

–
In 2017, the Hydroponic Growing Equipment Stores industry generated $689.7 million in gross revenue with total profits of $26.9 million.

–
The industry grew 4.4% from 2012 to 2017 and is expected to continuing growing at a rate of 1.7% through 2022.

–
As of 2017, there are approximately 1,948 businesses engaged in the industry, which contribute $210 million in wages and salaries to the nation’s economy.

–
No companies have been identified as “major players”.

–
Household consumers comprise the largest market segment for the industry, accounting for 48.1% of the market in 2017, with farms and agriculture representing 37.2% of the market and 14.7% represented by other types including: retail establishments, equipment wholesalers, repair shops, industrial companies, and government bodies.

–
The industry’s average profit margin, defined as earnings before interest and taxes, has increased since 2012; profit margins are expected to have expanded from 1.8% of industry revenue in 2012 to 3.9% in 2017.

Product and Service Segmentation:

Of total product sales in 2017, 35.8% of products sold were nutrients, solution chemicals and other treatments, 30.4% were hydroponic systems and equipment, 20% were other accessories, additions, supplies and merchandise, and 13.8% were hardware, tools, plumping and electrical supplies.

Key Industry Drivers:

–
Much of the industry’s sudden popularity is the result of heightened consumer interest in locally grown and organic produce; many producers of hydroponic fruits and vegetables strive to use sustainable business practices and natural nutrients and pesticides

–
Consumer interest in organic foods and hydroponic growing has also increased as disposable income continues to rise.

–
Given the discretionary nature of the industry’s products, demand is heavily influenced by fluctuations in the overall level of consumer disposable income and consumer confidence in the economy. Over the five years to 2017, per capita disposable income is anticipated to grow an annualized 1.4%. Rising disposable income increases consumers’ willingness to purchase luxuries such as high-priced hydroponic growing equipment and organic foods.

–
Impact of the Cannabis Industry

o
According to data released by Forbes, the medical marijuana market is expected to generate $6.7 billion in 2017 alone. Given the size of the medical marijuana market, a rising number of entrepreneurs have invested in hydroponic growing equipment to be part of the medical marijuana gold rush. This investment has been one of the primary drivers of the aggressive growth that this industry has experienced over the past five years.

o
In certain states, patients with medical marijuana cards are also allowed to grow limited quantities of marijuana for personal use. This has encouraged patients to purchase hydroponic growing equipment and pursue small-scale marijuana cultivation.

Competitive advantages:

–
Most hydroponic growing equipment stores are small business operations that serve their immediate geographic areas. GrowLife serves a nationwide audience with expansion into Canada.

Growth Outlook:

“The industry is growing faster than overall GDP”

IBIS World expects the Cannabis industry revenue to grow an annualized 1.7% to $750.2 million over the five years to 2022.

Factors:

–
Increasing consumer focus on healthy eating habits will likely spur demand as more consumers seek out organic and pesticide-free produce and opt to grow their own or purchase locally produced organic foods made with hydroponic growing equipment.

–
Medical and recreational marijuana is expected to be approved in an increasing number of US states over the next five years, which will lead more patients and entrepreneurs to buy marijuana and hydroponic growing equipment to fulfill demand for this growing market.

–
This industry will also continue to benefit from risk-averse local farmers wishing to break their reliance on weather conditions that may be increasingly volatile.

–
IBIS World estimates that per capita disposable income will rise at an annualized rate of 2.7% over the five years to 2022.

–
The US Department of Agriculture reported in 2016 that the number of certified organic food operators increased nearly 12.0% from 2015, and this growth is expected to remain high over the next five years.

–
IBIS World expects profitability to fall somewhat over the next five years as price-based competition accelerates.

Competitive Advantages

–
IBIS World anticipates that the number of industry establishments will increase at an annualized rate of 5.1% to 3,123 over the five years to 2022 earning it the rating of “Highly competitive”

–
Market share concentration is low with only one company representing over 1% of market share.

–
Barriers to Entry in this industry are Low

Medical and Recreational Marijuana Growing Industry

Industry Definition:

This emerging industry pertains to those engaged in the practice of cultivating and producing legal marijuana plants for the medical and recreational consumer markets.

US 2016 Key Industry Statistics:

–
In 2016, the Medical and Recreational Marijuana Growing industry generated $3.5 billion in gross revenue with total profits of $233.4 million.

–
The industry grew 28.3% from 2011 to 2016 and is expected to continuing growing at a rate of 33.5% through 2021.

–
As of 2016, there are approximately 148,294 businesses engaged in the industry, which contribute $957.6 million in wages and salaries to the nation’s economy.

–
No companies have been identified as “major players”.

–
Medical Marijuana patients with severe pain comprise the largest market segment for the industry, accounting for 64.6% of the market in 2016, with recreational consumers accounting for 14.1% of the market. The remaining market share is shared by consumers purchasing products for treatment of other various medical conditions.

–
The industry’s average profit margin, defined as earnings before interest and taxes, varies greatly across the industry because of the myriad of laws governing medical and recreational marijuana from state to state. Industry-wide margins have grown on account of the legalization of recreational marijuana in Colorado and Washington and are expected to grow as more legalization takes effect including California.

Key Industry Drivers:

–
Medical marijuana growers continue to benefit from the steadily aging population. Chronic illnesses have become more prevalent as the population continues to age, driving demand for medical marijuana.

–
An estimated 2.6 million people use marijuana for medicinal purposes, and this segment of the US population is anticipated to increase drastically over the next five years.

–
More than two-thirds of Americans now live in jurisdictions that have legalized either the medical or adult use of marijuana.

Growth Outlook:

“The industry is growing at a faster rate than the US economy”

–
Industry revenue is estimated to increase at an annualized rate of 33.5% to $15.0 billion over the five years to 2021.

Factors:

–
Continued legalization on the state level will increase accessibility to medical and recreational marijuana, increasing nationwide demand.

–
Growing acceptance of the marijuana products will increase demand. According to a poll conducted by Gallup, 36.0% of Americans between the ages of 18 to 29 have tried marijuana in 2013, compared with just 8.0% in 1969.

–
The level of household income determines consumers’ ability to purchase medical marijuana products. While prescription products can be essential for health and therefore less susceptible to changes in consumer expenditure, the unconventional nature of the industry’s products make it subject to changes in disposable income. As a result, an increase in disposable income will boost demand for medical marijuana growers.

Floor Covering Industry: Segment Luxury Vinyl Tile (LVT) (US)

Industry Definition:

The Floor Covering industry is segmented by product type including wood, rugs, resilient (which includes the Luxury Vinyl Tile or “LVT” segment), carpet, tile, laminate and rubber subcategories. GrowLife is engaged in luxury vinyl tile manufacturing and is participating in this market by selling through business-to-business and business-to-consumer channels.

–
In 2016, the U.S. flooring market grew an estimated 5.1%, according to Market Insights, with total revenues of $21.174 billion.

–
North America flooring market will witness gains over 5% up to 2024 according to Global Market Insights.

2016 Key Industry Statistics:

–
In 2016, the U.S. flooring market grew an estimated 5.1%, according to Market Insights, with total revenues of $21.174 billion.

–
North America flooring market will witness gains over 5% up to 2024 according to Global Market Insights.

Luxury Vinyl Tile

–
LVT now accounts for 16.5% of the total flooring market in dollars and 18.8% in volume after a 6.5% rise in units to 3.537 billion square feet. In 2015, resilient held a 13.3% market share in terms of dollars, which was up from 12.2% in 2014, 11.9% in 2013 and 11.2% in 2012 respectively.

–
Sales have gone from nearly $750 million in 2012 to $948 million in 2013, $1.142 billion in 2014, $1.651 billion in 2015 and $2.161 in 2016. That represents respective gains of 26.4%, 20.5%, 27.1% and 30.9% respectively

–
LVT sales have more than doubled in three years.

–
LVT increased significantly in both residential and commercial markets—dollars and square feet—in 2016. Residential LVT saw a 68.3% increase in square footage from 760 million in 2015 to 1.04 billion (including WPC), making up 76.1% of the LVT market. This number was 71% a year ago and 55% two years ago.

–
The commercial market rose from 297.2 million square feet to 326.3 million square feet, a 9.8% increase. While residential brought in more dollars—$1.512 billion—last year, commercial LVT still performed well, posting a 12.5% increase, rising from $576.4 million in 2015 to $648.6 million in ’16.

https://www.rocsearch.com/samples/PDFs/Market%20Landscape-Global-Commercial-Vinyl-Flooring-Market-Landscape.pdf

Competitive advantages:

–
GrowLife’s LVT product FreeFit® features significant competitive advantages including:

o
20k+ HD imaging, “Real Touch” texture technology, fully customizable platform, “Seriously Easy to Install” design, made in the US, waterproof, lifespan 3x longer than traditional vinyl, 4mmm thickness and 22mil wear layer and wear and stain resistance

–
Direct to consumer sales model that major competitors cannot excitute on due to resale agreements

Growth Outlook:

The global vinyl flooring market is expected to reach an estimated $16.2 billion by 2023, and it is forecast to grow at a CAGR of 4.4% from 2018 to 2023.

Key Market Priorities

Our goal of becoming the nation’s largest cultivation facility service provider for the production of organics, herbs and greens and plant-based medicines requires GrowLife to: (i) expand our nationwide, multi-channel sales network presence, (ii) offer the best terms for the full range of build-out equipment and consumable supplies, and (iii) deliver superior, innovative products.

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

And third, our experience with extensive customers allows us to determine specific product needs and sources to test new designs. Lights, pesticides, nutrients, building materials and growing systems are some examples of products that GrowLife can provide. Popular name branded products are seeking to be part of the GrowLife Company in many forms. In exchange, we can market their products in a unique manner over generic products.

Our company can expand with these strategies until it serves more indoor cultivators throughout the country. Once a customer is engaged, we can gradually expand their purchasing market share by providing greater economic benefit to the customers who buy more products from GrowLife than from other suppliers.

Employees

As of December 31, 2017, we had thirteen full-time and part-time employees. Marco Hegyi, our Chief Executive Officer, is based in Kirkland, Washington. Mark E. Scott, our Chief Financial Officer, is based primarily in Seattle, Washington. In addition, we have approximately six full and part time consultants located throughout the United States and Canada who operate our businesses. None of our employees are subject to a collective bargaining agreement or represented by a trade or labor union. We believe that we have a good relationship with our employees.

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

Competition

Certain large commercial cultivators have found themselves willing to assume their own equipment support by buying large volume purchased directly from certain suppliers and distributors such as Sunlight Supplies and HydroFarm. Other key competitors on the retail side consist of local and regional hydroponic resellers of indoor growing equipment. On the e-commerce business, GrowersHouse.com, Hydrobuilder.com and smaller online resellers using Amazon and eBay e-commerce market systems.

Intellectual Property and Proprietary Rights

Our intellectual property consists of brands and their related trademarks and websites, customer lists and affiliations, product know-how and technology, and marketing intangibles.

Our other intellectual property is primarily in the form of trademarks and domain names. We also hold rights to several website addresses related to our business including websites that are actively used in our day-to-day business such as www.shopgrowlife.com, www.freefit.com, www.growlifeinc.com, www.growlifeeco.com and www.greners.com.

On October 3, 2017, we closed the acquisition of 51% of the Purchased Assets from David Reichwein, a Pennsylvania resident, GIP International Ltd, a Hong Kong corporation and DPR International LLC, a Pennsylvania limited liability corporation. The Purchased Assets include intellectual property, copy rights and trademarks related to reflective tiles and flooring.

On February 16, 2018, we entered into an Addendum (the “First Addendum”) to amend the terms between the Company and David Reichwein. Pursuant to the First Addendum, we purchased the remaining 49% of the Purchased Assets in exchange for a one-time payment of $250,000 and the cancellation of Mr. Reichwein’s right to receive a 10% commission on certain sales of Free Fit products as was set forth in Mr. Reichwein’s employment agreement. In exchange for the cancellation of the commission in the employment agreement, Mr. Reichwein was granted the opportunity to earn up to two $100,000 cash bonuses and an aggregate common stock bonus of up to 7,500,000 shares if certain revenue and gross margin goals are met in 2018.

We have a policy of entering into confidentiality and non-disclosure agreements with our employees, some of our vendors and customers as necessary.

Government Regulation

Currently, there are thirty states plus the District of Columbia that have laws and/or regulation that recognize in one form or another legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. There are currently eight states and the District of Columbia that allow recreational use of cannabis. As of March 28, 2018, the policy and regulations of the Federal government and its agencies is that cannabis has no medical benefit and a range of activities including cultivation and use of cannabis for personal use is prohibited on the basis of federal law and may or may not be permitted on the basis of state law. Active enforcement of the current federal regulatory position on cannabis on a regional or national basis may directly and adversely affect the willingness of customers of GrowLife to invest in or buy products from GrowLife. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect revenues and profits of the GrowLife companies.

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

THE COMPANY’S COMMON STOCK

On April 10, 2014, we received notice from the SEC that trading of our common stock on the OTCBB was to be suspended from April 10, 2014 through April 24, 2014. The SEC issued its order pursuant to Section 12(k) of the Securities Exchange Act of 1934. According to the notice received by us from the SEC: “It appears to the Securities and Exchange Commission that the public interest and the protection of investors require a suspension of trading in the securities of GrowLife, Inc. because of concerns regarding the accuracy and adequacy of information in the marketplace and potentially manipulative transactions in GrowLife’s common stock.” We never received notice from the SEC that and we were formally being investigated.

The suspension of trading eliminated our market makers, resulted in our trading on the grey sheets, resulted in legal proceedings and restricted our access to capital.

On October 17, 2017, we were informed by Alpine Securities Corporation (“Alpine”) that Alpine has demonstrated compliance with the Financial Industry Regulatory Authority (“FINRA”) Rule 6432 and Rule 15c2-11 under the Securities Exchange Act of 1934. We filed an amended application with the OTC Markets to list the Company’s common stock on the OTCQB and begin to trade on this market as of March 28, 2018.

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

ITEM 1A. RISK FACTORS

There are certain inherent risks which will have an effect on our development in the future and the most significant risks and uncertainties known and identified by our management are described below.

There are certain inherent risks which will have an effect on the Company’s development in the future and the most significant risks and uncertainties known and identified by our management are described below.

Risks Related to Our Business

Risks Associated with Securities Purchase Agreement with Chicago Venture

The Securities Purchase Agreement with Chicago Venture will terminate if we file protection from its creditors, a Registration Statement on Form S-1 is not effective, and our market capitalization or the trading volume of our common stock does not reach certain levels. If terminated, we will be unable to draw down all or substantially all of our Chicago Venture Notes.

Our ability to require Chicago Venture to fund the Chicago Venture Note is at our discretion, subject to certain limitations. Chicago Venture is obligated to fund if each of the following conditions are met; (i) the average and median daily dollar volumes of our common stock for the twenty (20) and sixty (60) trading days immediately preceding the funding date are greater than $100,000; (ii) our market capitalization on the funding date is greater than $17,000,000; (iii) we are not in default with respect to share delivery obligations under the note as of the funding date; and (iv) we are current in our reporting obligations.

There is no guarantee that we will be able to meet the foregoing conditions or any other conditions under the Securities Purchase Agreement and/or Chicago Venture Note or that we will be able to draw down any portion of the amounts available under the Securities Purchase Agreement and/or Chicago Venture Note.

If we not able to draw down all due under the Securities Purchase Agreement or if the Securities Purchase Agreement is terminated, we may be forced to curtail the scope of our operations or alter our business plan if other financing is not available to us.

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

On October 17, 2017, we were informed by Alpine Securities Corporation (“Alpine”) that Alpine has demonstrated compliance with the Financial Industry Regulatory Authority (“FINRA”) Rule 6432 and Rule 15c2-11 under the Securities Exchange Act of 1934. We filed an amended application with the OTC Markets to list the Company’s common stock on the OTCQB and begin to trade on this market as of March 20, 2018.

This action had a material adverse effect on our business, financial condition and results of operations. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations, and divest all or a portion of our business.

We are involved in Legal Proceedings.

We are involved in the disputes and legal proceedings as discussed in the section title “Legal Proceedings” within this Form 10-K for year ended December 31, 2017. In addition, as a public company, we are also potentially susceptible to litigation, such as claims asserting violations of securities laws. Any such claims, with or without merit, if not resolved, could be time-consuming and result in costly litigation. There can be no assurance that an adverse result in any future proceeding would not have a potentially material adverse on our business, results of operations or financial condition.

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

We entered into a Secured Convertible Note and Secured Credit Facility dated June 25, 2014 with Logic Works whereby Logic Works agreed to provide up to $500,000 in funding. Each funding required approval in advance by Logic Works, provides for interest at 6% with a default interest of 24% per annum and required repayment by June 26, 2016. The Note is convertible into common stock of the Company at the lesser of $0.0070 or (B) twenty percent (20%) of the average of the three (3) lowest daily VWAPs occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable conversion date on which Logic Works elects to convert all or part of this 6% Convertible Note, subject to adjustment as provided in the Note. The 6% Convertible Note is collateralized by the assets of the Company. As of September 30, 2017, the outstanding balance on the Convertible Note was $41,225.

Failure to operate in accordance with the Agreements with CANX could result in the cancellation of these agreements, result in foreclosure on our assets in event of default and would have a material adverse effect on our business, results of operations or financial condition.

We may engage in acquisitions, mergers, strategic alliances, joint ventures and divestures that could result in final results that are different than expected.

In the normal course of business, we engage in discussions relating to possible acquisitions, equity investments, mergers, strategic alliances, joint ventures and divestitures. Such transactions are accompanied by a number of risks, including the use of significant amounts of cash, potentially dilutive issuances of equity securities, incurrence of debt on potentially unfavorable terms as well as impairment expenses related to goodwill and amortization expenses related to other intangible assets, the possibility that we may pay too much cash or issue too many of our shares as the purchase price for an acquisition relative to the economic benefits that we ultimately derive from such acquisition, and various potential difficulties involved in integrating acquired businesses into our operations.

From time to time, we have also engaged in discussions with candidates regarding the potential acquisitions of our product lines, technologies and businesses. If a divestiture such as this does occur, we cannot be certain that our business, operating results and financial condition will not be materially and adversely affected. A successful divestiture depends on various factors, including our ability to effectively transfer liabilities, contracts, facilities and employees to any purchaser; identify and separate the intellectual property to be divested from the intellectual property that we wish to retain; reduce fixed costs previously associated with the divested assets or business; and collect the proceeds from any divestitures.

If we do not realize the expected benefits of any acquisition or divestiture transaction, our financial position, results of operations, cash flows and stock price could be negatively impacted.

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

Currently, thirty states and the District of Columbia allow its citizens to use medical cannabis.  Additionally, eight states and the District of Columbia have legalized cannabis for adult use.  The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration previously effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana.  The Trump administration position is unknown. However, there is no guarantee that the Trump administration will not change current policy regarding the low-priority enforcement of federal laws.  Additionally, any new administration that follows could change this policy and decide to enforce the federal laws strongly.  Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us and its shareholders.

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

Currently, there are thirty states plus the District of Columbia that have laws and/or regulation that recognize in one form or another legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Many other states are considering legislation to similar effect. As of the date of this writing, the policy and regulations of the Federal government and its agencies is that cannabis has no medical benefit and a range of activities including cultivation and use of cannabis for personal use is prohibited on the basis of federal law and may or may not be permitted on the basis of state law. Active enforcement of the current federal regulatory position on cannabis on a regional or national basis may directly and adversely affect the willingness of customers of GrowLife to invest in or buy products from GrowLife that may be used in connection with cannabis. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect revenues and profits of the GrowLife companies.

Our history of net losses has raised substantial doubt regarding our ability to continue as a going concern. If we do not continue as a going concern, investors could lose their entire investment.

Our history of net losses has raised substantial doubt about our ability to continue as a going concern, and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2017 and 2016 with respect to this uncertainty. Accordingly, our ability to continue as a going concern will require us to seek alternative financing to fund our operations. This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. Future reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern.

We have a history of operating losses and there can be no assurance that we can again achieve or maintain profitability.

We have experienced net losses since inception. As of December 31, 2017, we had an accumulated deficit of $129.7 million. There can be no assurance that we will achieve or maintain profitability.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting. During the review of our internal controls over financial reporting for the year ended December 31, 2017, our management identified material weaknesses in our internal control over financial reporting. If these weaknesses continue, investors could lose confidence in the accuracy and completeness of our financial reports and other disclosures.

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

CANX and Logic Works

As of December 31, 2017, CANX holds warrants representing approximately 18.6% of our common stock on a fully-converted basis and could be considered a control group for purposes of SEC rules. However, their agreements limit their ownership to 4.99% individually and each of the parties disclaims its status as a control group or a beneficial owner due to the fact that their beneficial ownership is limited to 4.99% per their agreements. Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days after the date of determination.

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

On October 17, 2017, we were informed by Alpine Securities Corporation (“Alpine”) that Alpine has demonstrated compliance with the Financial Industry Regulatory Authority (“FINRA”) Rule 6432 and Rule 15c2-11 under the Securities Exchange Act of 1934. As a result, Alpine may initiate an unpriced quotation for our common stock. On February 18, 2016, our common stock resumed unsolicited quotation on the OTC Bulletin Board after receiving clearance from the Financial Industry Regulatory Authority (“FINRA”) on our Form 15c2-11. We filed an amended application with the OTC Markets to list the Company’s common stock on the OTCQB and began to trade on this market as of March 20, 2018.

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

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of December 31, 2017, there were approximately 2.37 billion shares of our common stock issued and outstanding.  In addition, as of December 31, 2017, there are also (i) stock option grants outstanding for the purchase of 56 million common shares at a $0.007 average exercise price; (ii) warrants for the purchase of 595 million common shares at a $0.031 average exercise price; and (iii) 198 million shares related to convertible debt that can be converted at 0.0036 per share. During the year ended December 31, 2017, Chicago Venture converted principal and accrued interest of $2,688,000 into 554 million shares of our common stock at a per share conversion price of $0.049; and (iii) Logic Works converted principal and interest of $291,000 into 82.6 million shares of our common stock at a per share conversion price of $.004.

In addition, we have an unknown number of common shares to be issued under the Chicago Venture financing agreements because the number of shares ultimately issued to Chicago Venture depends on the price at which Chicago Venture converts its debt to shares. The lower the conversion price, the more shares that will be issued to Chicago Venture upon the conversion of debt to shares. We won’t know the exact number of shares of stock issued to Chicago Venture until the debt is actually converted to equity. If all stock option grant and warrant and contingent shares are issued, approximately 2.682 billion of our currently authorized 6 billion shares of common stock will be issued and outstanding.  For purposes of estimating the number of shares issuable upon the exercise/conversion of all stock options, warrants and contingent shares, we assumed the number of shares and average share prices detailed above.

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

Our Convertible Notes Payable and our 6% Convertible Secured Convertible Notes may require an adjustment in the current conversion price of $0.0036 per share if we issue common stock, warrants or equity below the price that is reflected in the convertible notes payable. The conversion price of the convertible notes will have an impact on the market price of our common stock. Specifically, if under the terms of the convertible notes the conversion price goes down, then the market price, and ultimately the trading price, of our common stock will go down. If under the terms of the convertible notes the conversion price goes up, then the market price, and ultimately the trading price, of our common stock will likely go up. In other words, as the conversion price goes down, so does the market price of our stock. As the conversion price goes up, so presumably does the market price of our stock. The more the conversion price goes down, the more shares are issued upon conversion of the debt which ultimately means the more stock that might flood into the market, potentially causing a further depression of our stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

Operating Leases

On October 21, 2013, we entered into a lease agreement for retail space for its hydroponics store in Avon (Vail), Colorado. The lease expires on September 30, 2018. Monthly rent for year one of the lease is $2,792 and increased 3.5% per year thereafter through the end of the lease. We terminated this lease agreement as of August 31, 2017.

On December 7, 2016, we entered into entered into a Consent to Judgement and Settlement Agreement related to our retail hydroponics store located in Portland, Maine. This Agreement provides for a monthly lease payment of $5,373 through May 1, 2020. We also agreed to a repayment schedule for past due rent and owe $45,175 as of December 31, 2017. We are past due on the repayment schedule by $45,175 as of December 31, 2017. We do not have an option to extend the lease after May 1, 2020.

On May 31, 2017, we rented space at 5400 Carillon Point, Kirkland, Washington 98033 for $623 per month for our corporate office and use of space in the Regus network, including California. Our agreement expires May 31, 2018 and is expected to be renewed for another year.

On October 1, 2017, GrowLife Hydroponics, Inc. entered into a lease in Calgary, Canada. The monthly lease is approximately $1,997. The lease expires September 30, 2022.

On December 19, 2017, GrowLife Innovations, Inc. entered into a lease in Grand Prairie, Texas dated October 9, 2017, for the manufacturing and distribution of its flooring products. The monthly lease is approximately $15,000. The lease expires December 15, 2018 and can be renewed.

ITEM 3.    LEGAL PROCEEDINGS

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

Other than those certain legal proceedings as reported in our annual report on Form 10-K filed with the SEC on March 28, 2018, we know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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

Authorized Capital Stock

We have authorized 6,010,000,000 shares of capital stock, of which 6,000,000,000 are shares of voting common stock, par value $0.0001 per share, and 10,000,000 are shares of preferred stock, par value $0.0001 per share.

Certificate of Elimination for Series B and C Preferred Stock

On October 24, 2017, the Company filed a Certificate of Elimination with the Secretary of State of the State of Delaware to eliminate the Series B Convertible Preferred Stock and Series C Preferred Stock of the Company. None of the authorized shares of either the Series B or Series C Preferred Stock were outstanding.

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

Capital Stock Issued and Outstanding

As of December 31, 2017, we have issued and outstanding securities on a fully diluted basis, consisting of:

●
2,367,634,022 shares of common stock;
●
Stock option grants for the purchase of 56,000,000 shares of common stock at average exercise price of $0.007;
●
Warrants to purchase an aggregate of 595,000,000 shares of common stock with expiration dates between November 2018 (subject to extension) and October 2023 at an exercise price of $0.031 per share;
●
198,216,194 shares of common stock to be issued for the conversion of Convertible Notes Payables at a conversion price of $0.0026 per share; and
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

The purpose of authorizing our board of directors to issue non-voting preferred stock and determine our rights and preferences is to eliminate delays associated with a stockholder vote on specific issuances. The issuance of non-voting preferred stock, while providing flexibility in connection with possible acquisitions, future financings and other corporate purposes, could have the effect of making it more difficult for a third party to acquire or could discourage a third party from seeking to acquire, a majority of our outstanding voting stock. Other than the Series B and C Preferred Stock discussed below, there are no shares of non-voting preferred stock presently outstanding and we have no present plans to issue any shares of preferred stock.

Warrants to Purchase Common Stock

As of December 31, 2017, we had warrants to purchase 595,000,000 shares of common stock with expiration dates between November 2018 (subject to extension) and October 2023 at an exercise price of $0.031 per share.

Options to Purchase Common Stock

On October 23, 2017, our shareholders voted to approve the 2017 Stock Incentive Plan., increasing to 100,000,000 the maximum allowable shares of the Company’s common stock allocated to the 2017 Stock Incentive Plan. We have 44,000,000 shares available for issuance. We have outstanding unexercised stock option grants totaling 55,000,000 shares at an average exercise price of $0.007 per share as of December 31, 2017. We filed a registration statement on Form S-8 to register 100,000,000 shares of Company’s common stock related to the 2017 Stock Incentive Plan.

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

Market Price of and Dividends on Common Equity and Related Stockholder Matters

Our common stock traded on the grey market under the symbol “PHOT” through February 17, 2016. While the company was without a market maker, its stock does trade directly between buyers and sellers on the grey sheets. On February 18, 2016, our common stock resumed unsolicited quotation on the OTC Bulletin Board after receiving clearance from the FINRA on our Form 15c2-11. On April 10, 2014, as a result of the SEC suspension in the trading of our securities, we lost all market makers and traded on the grey market of OTCBB.  On October 17, 2017, we were informed by Alpine that they had demonstrated compliance with FINRA Rule 6432 and Rule 15c2-11 under the Securities Exchange Act of 1934. We filed an amended application with the OTC Markets to list the Company’s common stock on the OTCQB and begin to trade on this market as of March 20, 2018.

The quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions. Consequently, the information provided below was not be indicative of our common stock price under different conditions.

Period Ended	High	Low
Year Ending December 31, 2017
December 31, 2017	$0.037	$0.001
September 30, 2017	$0.012	$0.002
June 30, 2017	$0.007	$0.001
March 31, 2017	$0.020	$0.005

Year Ending December 31, 2016
December 31, 2016	$0.021	$0.007
September 30, 2016	$0.020	$0.006
June 30, 2016	$0.027	$0.015
March 31, 2016	$0.058	$0.003

As of March 24, 2018, the closing price of the company's common stock was $0.016 per share. As of March 24, 2018, there were 2,913,559,657 shares of common stock issued and outstanding. We have approximately 120 stockholders of record. This number does not include over 92,000 beneficial owners whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

During the three months ended December 31, 2017, we had the following sales of unregistered sales of equity securities.

During the three months ended December 31, 2017, we issued 5,000,000 shares to three directors. The shares were valued at the fair market price of $0.005 per share or $25,000.

During the three months ended December 31, 2017, we issued 29,889,623 shares to suppliers for services provided. We valued the shares at $0.01 per share or $298,655.

During the three months ended December 31, 2017, Chicago Venture converted principal and accrued interest of $535,000 into 171,381,904 shares of our common stock at a per share conversion price of $0.0031.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2017 related to the equity compensation plan in effect at that time.

	(a)	(b)	(c)
Number of securities
remaining available
	Number of securities	Weighted-average	for future issuance
	to be issued upon	exercise price of	under equity compensation
	exercise of outstanding	outstanding options,	plan (excluding securities
Plan Category	options, warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plan
approved by shareholders	56,000,000	$0.007	44,000,000
Equity compensation plans
not approved by shareholders
Total	56,000,000	$0.007	44,000,000

ITEM 6.    SELECTED FINANCIAL DATA

In the following table, we provide you with our selected consolidated historical financial and other data. We have prepared the consolidated selected financial information using our consolidated financial statements for the years ended December 31, 2017 and 2016. When you read this selected consolidated historical financial and other data, it is important that you read along with it the historical financial statements and related notes in our consolidated financial statements included in this report, as well as Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(Audited)	(Audited)	(Audited)	(Audited)	(Audited)
STATEMENT OF OPERATIONS DATA:
Net revenue	$2,452	$1,231	$3,500	$8,538	$4,859
Cost of goods sold	2,181	1,276	2,981	7,173	4,006
Gross profit	271	(45)	519	1,365	853
General and administrative expenses	2,320	2,764	2,684	7,851	11,796
Operating (loss)	(2,049)	(2,809)	(2,165)	(6,486)	(10,943)
Other expense	(3,272)	(4,886)	(3,524)	(80,140)	(10,437)
Net (loss)	$(5,321)	$(7,695)	$(5,689)	$(86,626)	$(21,380)
Net (loss) per share	$(0.00)	$(0.01)	$(0.01)	$(0.10)	$(0.04)
Weighted average number of shares	2,044,521,389	1,197,565,907	884,348,627	834,503,868	593,034,693

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

Resumed Trading of our Common Stock

On February 18, 2016, our common stock resumed unsolicited quotation on the OTC Bulletin Board after receiving clearance from the Financial Industry Regulatory Authority (“FINRA”) on our Form 15c2-11. On October 17, 2017, we were informed by Alpine Securities Corporation (“Alpine”) that Alpine has demonstrated compliance with the Financial Industry Regulatory Authority (“FINRA”) Rule 6432 and Rule 15c2-11 under the Securities Exchange Act of 1934. We filed an amended application with the OTC Markets to list the Company’s common stock on the OTCQB and begin to trade on this market as of March 20, 2018.

RESULTS OF OPERATIONS

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from year-to-year.

(dollars in thousands)

	Year Ended December 31,
	2017	2016	$ Variance	% Variance
Net revenue	$2,452	$1,231	$1,221	99.2%
Cost of goods sold	2,181	1,276	905	-70.9%
Gross profit	271	(45)	316	702.2%
General and administrative expenses	2,320	2,764	(444)	16.1%
Operating loss	(2,049)	(2,809)	760	27.1%
Other income (expense):
Change in fair value of derivative	496	(1,324)	1,820	137.5%
Interest expense, net	(1,281)	(817)	(464)	-56.8%
Other income (expense), primarily related to TCA funding	16	145	(129)	-89.0%
Loss on debt conversions	(2,503)	(2,890)	387	13.4%
Total other (expense) income	(3,272)	(4,886)	1,614	33.0%
(Loss) before income taxes	(5,321)	(7,695)	2,374	30.9%
Income taxes - current benefit	-	-	-	0.0%
Net (loss)	$(5,321)	$(7,695)	$2,374	30.9%

YEAR ENDED DECEMBER 31, 2017 COMPARED TO THE YEAR ENDED DECEMBER 31, 2016

Revenue

Net revenue for the year ended December 31, 2017 increased $1,221,000 to $2,452,000 as compared to $1,231,000 for the year ended December 31, 2016. The increase resulted from increased sales personnel and channels of distribution and the development of the reflective tiles and flooring product line.

Cost of Goods Sold

Cost of sales for the year ended December 31, 2017 increased $905,000 to $2,181,000 as compared to $1,276,000 for the year ended December 31, 2016. The increase was due increased sales, offset by lower cost of sales related to favorable product mix and increased supplier discounts.

Gross profit was $271,000 for the year ended December 31, 2017 as compared to a gross profit loss of ($45,000) for the year ended December 31, 2016. The gross profit percentage was 11.1% for the year ended December 31, 2017 as compared to (3.7%) for the year ended December 31, 2016. The gross profit increase was due increased sales, offset by lower cost of sales related to favorable product mix and increased supplier discounts.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2017 were $2,320,000 as compared to $2,764,000 for the year ended December 31, 2016. The variances were as follows: (i) an increase in insurance of $73,000 (ii) expense of our annual shareholder meeting of $125,000; (iii) an increase in payroll of $131,000; (iv) an increase in public relations of $106,000; and (v) and an increase in other expenses of $111,000; offset by (v) a decrease in legal expense of $68,000; and (vi) a decrease in rent of $46,000 As part of the general and administrative expenses for the year ended December 31, 2017, we recorded public relation, investor relation or business development expenses of $106,000, $0 and $0 respectively.

Non-cash general and administrative expenses for the year ended December 31, 2017 were $294,000 including (i) depreciation and amortization of $2,000; (ii) stock based compensation of $216,000 related to stock option grants and warrants; and (iii) common stock issued for services of $76,000.

Non-cash general and administrative expenses for the year ended December 31, 2016 were $1,422,000 including (i) depreciation and amortization of $115,000; (ii) stock based compensation of $146,000 related to stock option grants; (iii) common stock issued for services of $285,000; and (iv) the impairment of GrowLife Hydro, Inc. long-lived assets of $876,000.

Other Expense

Other expense for the year ended December 31, 2017 was $3,272,000 as compared to other expense of $4,886,000 for the year ended December 31, 2016. The other expense for the year ended December 31, 2017 included (i) change in derivative liability of $496,000 and (ii) other income of $16,000; offset by (iii) interest expense of $1,281,000 and (iv) loss on debt conversions of $2,503,000. The change in derivative liability is the non-cash change in the fair value and relates to our derivative instruments. The non-cash interest related to the amortization of the debt discount associated with our convertible notes and accrued interest expense related to our notes payable. The loss on debt conversions related to the conversion of our notes payable at prices below the market price.

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

Net (Loss)

Net loss for the year ended December 31, 2017 was $5,321,000 as compared to $7,695,000 for the year ended December 31, 2016 for the reasons discussed above.

Net loss for the year ended December 31, 2017 included non-cash expenses of $3,462,000, (i) depreciation and amortization of $2,000; (ii) stock based compensation of $216,000 related to stock option grants and warrants; (iii) common stock issued for services of $76,000. (iv) accrued interest and amortization of debt discount on convertible notes payable of $623,000; (v) write-off of derivative liability to additional paid in capital to of $538,000; and (vi) loss on debt conversions of 2,503,000, offset by (vii) change in derivative liability of $496,000.

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

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $69,000 and a net working capital deficit of approximately $3,396,000 (less derivative liability of $2,660,000) as of December 31, 2017.  We expect losses to continue as we grow our business. Our cash used in operations for the years ended December 31, 2017 and 2016 was $2,082,000 and $1,212,000, respectively.

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

Securities Purchase Agreement, Secured Promissory Notes and Security Agreement dated August 11, 2017

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

Securities Purchase Agreement, Secured Promissory Notes and Security Agreement dated December 22, 2017

On December 22, 2017, we executed the following agreements with Chicago Venture: (i) Securities Purchase Agreement; (ii) Secured Promissory Notes; and (iii) Security Agreement (collectively the “Chicago Venture Agreements”). The Company entered into the Chicago Venture Agreements with the intent to acquire working capital to grow the Company’s businesses.

The total amount of funding under the Chicago Venture Agreements is $1,105,000. Each Convertible Promissory Note carries an original issue discount of $100,000 and a transaction expense amount of $5,000, for total debt of $1,105,000. We agreed to reserve three times the number of shares based on the redemption value with a minimum of 50 million shares of its common stock for issuance upon conversion of the Debt, if that occurs in the future. If not converted sooner, the Debt is due on or before December 21, 2018. The Debt carries an interest rate of ten percent (10%). The Debt is convertible, at Chicago Venture’s option, into the Company’s common stock at $0.015 per share subject to adjustment as provided for in the Secured Promissory Notes.

Our obligation to pay the Debt, or any portion thereof, is secured by all of our assets.

Operating Activities

Net cash used in operating activities for the year ended December 31, 2017 was $2,082,000. This amount was primarily related to a net loss of $5,321,000, (i) a decrease in accounts payable and accrued expenses of $151,000; and (ii) a reduction in deferred revenue of $38,000; offset by (iii) a reduction in deposits of $13,000; (iv) an increase in inventory of $47,000; and (v) non-cash expenses included non-cash expenses of $3,462,000, including (vi) depreciation and amortization of $2,000; (vii) stock based compensation of $216,000 related to stock option grants and warrants; (viii) common stock issued for services of $76,000. (ix) accrued interest and amortization of debt discount on convertible notes payable of $623,000; (x) write-off of derivative liability to additional paid in capital to of $538,000; and (xi) loss on debt conversions of 2,503,000, offset by (xii) change in derivative liability of $496,000.

Investment Activities

Net cash used in investing activities for the year ended December 31, 2017 was $303,000. This amount was primarily related to the payment of expenses related to the acquisition of 51% of the Purchased Assets on October 3, 2017 from David Reichwein, a Pennsylvania resident, GIP International Ltd, a Hong Kong corporation and DPR International LLC, a Pennsylvania limited liability corporation. The Purchased Assets include intellectual property, copy rights and trademarks related to reflective tiles and flooring.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2017 was $2,351,000. The amount related to funding provided of $3,860,000 by Chicago Venture to us and $1,509,000 paid to TCA to in order to satisfy all debts to TCA.

Our contractual cash obligations as of December 31, 2017 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$556,245	$319,962	$174,615	$61,668	$-
Convertible notes payable	3,713,568	3,713,568	-	-	-
Capital expenditures	300,000	100,000	100,000	100,000	-
	$4,569,813	$4,133,530	$274,615	$161,668	$-

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The application of GAAP involves the exercise of varying degrees of judgment. On an ongoing basis, we evaluate our estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that of our significant accounting policies (see summary of significant accounting policies more fully described in Note 3 to Form 10-K for the year ended December 31, 2017), the following policies involve a higher degree of judgment and/or complexity:

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

Inventories - Inventories are recorded on a first in first out basis. Inventory consists of raw materials, purchased finished goods and components held for resale. Inventory is valued at the lower of cost or market. We record a provision for excess and obsolete inventory whenever an impairment has been identified. The reserve for inventory was $20,000 at December 31, 2017 and 2016, respectively.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of December 31, 2017 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Management identified the following material weakness during its assessment of internal controls over financial reporting:

Audit Committee: While we have an audit committee, we need an additional committee member. During 2018, the Board expects to appoint an additional independent Director to serve on the Audit Committee.

Inventory: The Company needs to strengthen its controls over inventory.

 (b) Management's Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Our internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP).  Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework.  Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2017.

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

c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting in the fiscal year ended December 31, 2017, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There were no disclosures of any information required to be filed on Form 8-K during the three months ended December 31, 2017 that were not filed.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information about our current directors and executive officers as of December 31, 2017:

Name	Age	Positions and Offices Held	Since
Management Directors
Marco Hegyi	60	Director	December 9, 2013
		Chairman of the Board	April 1, 2016- October 23, 2017
		Chief Executive Officer	April 1, 2016
		President	December 4, 2013
		Nominations and Governance Committee Chairman	June 3, 2014- October 23, 2017
Mark E. Scott	64	Chief Financial Officer	July 31, 2014
		Secretary	February 14, 2017
		Director	February 14, 2017
Independent Directors
Michael E. Fasci	59	Chairman of the Board	October 23, 2017
		Director	October 27, 2015
		Audit Committee Chairman and Compensation Committee Chairman	November 11, 2015
Katherine McLain	52	Director	February 14, 2017
		Nominations and Governance Committee Chairman	October 23, 2017
Thom Kozik	57	Director	October 5, 2017
Other Named Executives
Joseph Barnes	45	President of GrowLife Hydroponics, Inc.	August 16, 2017
		Senior Vice President of Business Development	October 10, 2014

All directors hold office until their successors are duly appointed or until their earlier resignation or removal.

Business Experience Descriptions

Set forth below is certain biographical information regarding each of our executive officers and directors.

Marco Hegyi – Mr. Hegyi joined GrowLife as its President and a Member of its Board of Directors on December 9, 2013 and was appointed as Chairman of the Nominations and Governance Committee and a member of the Compensation Committee on June 3, 2014.  Mr. Hegyi was appointed as CEO and Chairman of GrowLife effective on April 1, 2016. On October 23, 2017, Mr. Hegyi was not appointed as Chairman of GrowLife, Chairman of the Nominations and Governance Committee or a member of the Compensation Committee. Mr. Hegyi has served as an independent director of Visualant, Inc. since February 14, 2008 and as Chairman of the Board from May 2011, and served at the Chairman of the Audit and Compensation committees until his departure on February 2015. Previously, Mr. Hegyi was a principal with the Chasm Group from 2006 to January 2014, where he has provided business consulting services.  As a management consultant, Mr. Hegyi applied his extensive technology industry experience to help early-stage companies and has been issued 10 US patents.

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

Michael E. Fasci – Mr. Fasci joined GrowLife as a Member of its Board of Directors on October 27, 2015 and was appointed Audit Committee Chairman on November 11, 2015. On April 1, 2016, Mr. Fasci was appointed as the Secretary of the Company, but resigned on February 14, 2017. On October 23, 2017, Mr. Fasci was appointed Chairman of the Board. Mr. Fasci is a 30-year veteran in the finance sector having served as an officer and director of many public and private companies.  From 2013 to 2017, Mr. Fasci owns and operated Process Engineering Services, Inc., an engineering consulting company as well as worked as a financial consultant for TCA Global Fund, a Mutual Fund located in Aventura, Florida. Mr. Fasci is a seasoned operator across various industries and has served in both CEO and CFO capacities for both growth and turnaround situations. Mr. Fasci began his career as a field engineer and then manager of various remediation filtration and environmental monitoring projects globally before focusing his efforts on the daily operations, accounting and financial reporting and SEC compliance of the numerous companies he has served.  Mr. Fasci resides in East Taunton, Massachusetts and studied Electrical Engineering at Northeastern University.

Mr. Fasci was appointed to the Board of Directors based on his financial, SEC and governance skills.

Mark E. Scott – Mr. Mark Scott was re-appointed to the Board of Directors and Secretary of GrowLife, Inc. on February 14, 2017. Mr. Scott was previously a member of the Board of Directors and Secretary of GrowLife, Inc. from May 2014 until his resignation on October 18, 2015. Mr. Scott was appointed our Consulting Chief Financial Officer on July 31, 2014 and Chief Financial Officer on November 1, 2017.

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

Katherine McLain-  Katherine McLain, Esq. joined GrowLife as a Member of its Board of Directors on February 14, 2017 and was appointed Chairman of the Nominations and Governance Committee and a member of the Compensation Committee on October 23, 2017. Ms. McLain has served as Assistant General Counsel for Intuit, Inc. (known for TurboTax & QuickBooks) since November 2017. Previously, Ms. McLain was legal counsel for Stripe, Inc., a financial payments company from 2015-2017. From 2010 to 2015, Ms. McLain was Senior Counsel of Silicon Valley Bank. Ms. McLain has held legal and compliance roles ranging in both public and private companies including Silicon Valley Bank, Wells Fargo Bank, and Obopay.  Ms. McLain has over 30 years of experience as a revenue focused attorney and regulatory professional helping grow new business lines as well as ground up start-up ventures.  She is a graduate of the University of California, Berkeley and the Santa Clara University School of Law and lives in Castro Valley, CA.

Ms. McLain was appointed to the Board of Directors based on her legal and regulatory skills.

Thom Kozik- Thom Kozik joined GrowLife as a Member of its Board of Directors on October 5, 2017 and was appointed a member of the Audit Committee on October 23, 2017. From 2013 through 2014, Mr. Kozik served as Chief Operating Office of Omnia Media in Los Angeles, a leading YouTube Multichannel Network delivering over 1 billion monthly video views, and almost 70 million global Millennial subscribers. Thom assisted the company’s CEO/founder in building the team, refining product strategy, and securing additional funding. In December 2014, Mr. Kozik took on the role of VP, Global Marketing/Loyalty for Marriott International, having been recruited to fundamentally transform the hospitality industry’s longest-running loyalty program. Thom also led the merging of two of the industry’s most powerful programs with Marriott’s acquisition of Starwood Hotels & Resorts in 2016. In his more than 30 years experience with corporations such as Marriott International, Microsoft, Yahoo, and Atari, along with several startups, he has held executive roles in marketing, business development, and product development. Over the past decade Kozik’s core focus has been the behavioral economics of online consumers and communities, and methods to maximize their lifetime value, and leveraging technology to reduce acquisition costs while increasing retention.

Mr. Kozik was appointed to the Board of Directors based on his marketing and product brand skills.

Joseph Barnes- Mr. Barnes was appointed President of GrowLife Hydroponics, Inc. on August 16, 2017 and was appointed Senior Vice President of Business Development for GrowLife, Inc. on October 10, 2014. Mr. Barnes works from our Avon (Vail), Colorado. Mr. Barnes joined GrowLife in 2010 and is responsible for all GrowLife Hydroponics operations. He led the sales team that recorded sales in 2014 of more than $8 million, a 100% increase from the previous year.

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

Except as follows, based solely on a review of copies of reports furnished to us, as of December 31, 2017 our executive officers, directors and 10% holders complied with all filing requirements.

			Required	Actual
		Transaction	File	File
Person	Filing Type	Date	Date	Date
Michael E. Fasci	4	4/27/17	4/29/17	5/1/17
Michael E. Fasci	4	10/16/17	10/18/17	10/20/17
Thom Kozik	4	10/23/17	10/25/17	12/29/17
Katherine McLain	4	10/23/17	10/25/17	1/17/18

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of Compensation Program

This Compensation Discussion and Analysis describes the material elements of compensation awarded to, earned by or paid to each of our executive officers named in the Compensation Table on page 37 under “Remuneration of Executive Officers” (the “Named Executive Officers”) who served during the year ended December 31, 2017. This compensation discussion primarily focuses on the information contained in the following tables and related footnotes and narrative for the last completed fiscal year. We also describe compensation actions taken after the last completed fiscal year to the extent that it enhances the understanding of our executive compensation disclosure. The principles and guidelines discussed herein would also apply to any additional executive officers that the Company may hire in the future.

The Compensation Committee of the Board has responsibility for overseeing, reviewing and approving executive compensation and benefit programs in accordance with the Compensation Committee’s charter.  The members of the Compensation Committee are Michael E. Fasci and Katherine McLain. We expect to appoint one independent Directors to serve on the Compensation Committee during 2018.

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

Setting Executive Compensation

The Compensation Committee believes that compensation for the Company’s executive officers must be managed to what we can afford and in a way that allows for us to meet our goals for overall performance. During 2017 and 2016, the Compensation Committee and the Board compensated its Chief Executive Officers, President and Chief Financial Officer at the salaries indicated in the compensation table. This compensation reflected our financial condition. The Compensation Committee does not use a peer group of publicly-traded and privately-held companies in structuring the compensation packages.

Executive Compensation Components for the Year Ended December 31, 2017

The Compensation Committee did not use a formula for allocating compensation among the elements of total compensation during the year that ended December 31, 2017. The Compensation Committee believes that in order to attract and retain highly effective people it must maintain a flexible compensation structure. For the year that ended December 31, 2017, the principal components of compensation for named executive officers were base salary.

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

Base salaries for the Company’s named executive officers are initially established based on their prior experience, the scope of their responsibilities and the applicable competitive market compensation paid by other companies for similar positions. Mr. Hegyi, Mr. Scott and Mr. Barnes were compensated as described above based on the financial condition of the Company.

Performance-Based Incentive Compensation

The Compensation Committee believes incentive compensation reinforces performance objectives, rewards superior performance and is consistent with the enhancement of stockholder value. All of the Company’s Named Executive Officers are eligible to receive performance-based incentive compensation. The Compensation Committee did not recommend or approve payment of any performance-based incentive compensation to the Named Executive Officers during the year ended December 31, 2017 based on our financial condition.

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

–
enhancing the link between the creation of stockholder value and long-term executive incentive compensation;

–
providing an opportunity for increased equity ownership by executive officers; and

–
maintaining competitive levels of total compensation.

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

Generally, the majority of the options granted by the Compensation Committee vest quarterly over two to three years of the 5-10-year option term. Vesting and exercise rights cease upon termination of employment and/or service, except in the case of death (subject to a one year limitation), disability or retirement. Stock options vest immediately upon termination of employment without cause or an involuntary termination following a change of control. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights and the right to receive dividends or dividend equivalents.

The Named Executive Officers received stock option grants and warrants during the year ended December 31, 2017 as outlined below.

Retirement and Other Benefits

We have no other retirement, savings, long-term stock award or other type of plans for the Named Executive Officers.

Perquisites and Other Personal Benefits

During the year ended December 31, 2017, we provided the Named Executive Officers with medical insurance. The Company paid $10,273 in life insurance for Mr. Hegyi and $28,047 in insurance for Mr. Scott. No other perquisites or other personal benefits were provided to Named Executive Officers. The committee expects to review the levels of perquisites and other personal benefits provided to Named Executive Officers annually.

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

COMPENSATION COMMITTEE REPORT

The Compensation Committee, sets and administers policies that govern the Company's executive compensation programs, and incentive and stock programs. The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for year ended December 31, 2017.

THE COMPENSATION COMMITTEE

Michael E. Fasci (Chairman)
Katherine McLain

EXECUTIVE COMPENSATION

REMUNERATION OF EXECUTIVE OFFICERS

The following table provides information concerning remuneration of the chief executive officer, the chief financial officer and another named executive officer for the years ended December 31, 2017 and 2016:

Summary Compensation Table

					Non-Equity
					Incentive
				Stock	Plan	Option	Other
		Salary	Bonus	Awards	Compensation	Awards	Compensation	Total
Principal Position	Year	($)	($)	($) (1)	($)	($)	($)	($)
Marco Hegyi, Chief Excutive	12/31/17	$250,000	$-	$-	$-	$-	$205,273	$455,273
Officer and Director (2)	12/31/16	$250,000	$-	$-	$-	$-	$34,231	$284,231
Mark E. Scott, Chief Financial	12/31/17	$138,250	$-	$-	$-	$18,000	$28,047	$184,297
Officer and Director (3)	12/31/16	$156,250	$-	$60,000	$-	$-	$9,755	$226,005
Joseph Barnes,Prwsident of	12/31/17	$138,670	$-	$-	$-	$24,000	$-	$162,670
GrowLife Hydroponics, Inc. (4)	12/31/16	$120,000	$-	$-	$-	$-	$-	$120,000

(1) For 2013, reflects the aggregate grant date fair value of stock awards granted during the relevant fiscal year calculated in accordance with FASB ASC Topic 718 as reflected in the terms of the August 12, 2012 Compensation Plan. For 2014, these amounts reflect the grant date market value as required by Regulation S-K Item 402(n)(2), computed in accordance with FASB ASC Topic 718.

(2) Mr. Hegyi was paid a salary of $250,000 during the years ended December 31, 2017 and 2016. We paid life insurance of $10,273 for Mr. Hegyi during the years ended December 31, 2017 and 2016, respectively. On October 21, 2016, Mr. Hegyi received a Warrant to purchase up to 10,000,000 shares of our common stock at an exercise price of $0.01 per share. In addition, Mr. Hegyi received Warrants to purchase up to 10,000,000 shares of our common stock at an exercise price of $0.01 per share which vest on October 21, 2017 and 2018. The Warrants are exercisable for 5 years. The warrants were valued at $390,000 and we recorded $190,000 and $23,958 of compensation expense for the warrants that had vested as of December 31, 2017 and 2016.

(3) Mr. Scott was paid $138,250 and $156,250 during the years ended December 31, 2017 and 2016, respectively. Mr. Scott was reimbursed $28,047 and $9,755 for insurance expenses during the year ended December 31, 2017 and 2016, respectively. On October 15, 2017, an entity controlled by Mr. Scott was granted an option to purchase 12,000,000 shares of common stock at an exercise price of $0.006 per share. The stock option grant vests quarterly over three years and is exercisable for 5 years. The stock option grant was valued at $18,000. On October 21, 2016, an entity controlled by Mr. Scott was granted 6,000,000 shares of our common stock at $0.01 per share or $60,000. The price per share was based on the thirty-day trailing average.

(4) Mr. Barnes was paid $138,670 and $120,000 during the years ended December 31, 2017 and 2016, respectively. On October 25, 2017, Mr. Barnes was granted an option to purchase 10,000,000 shares of common stock at an exercise price of $0.007 per share. The stock option grant vests quarterly over three years and is exercisable for 5 years. The stock option grant was valued at $24,000.

Grants of Stock Based Awards during the year ended December 31, 2017

The Compensation Committee approved the following performance-based incentive compensation to the Named Executive Officers for the year ended December 31, 2017:

			Estimated Future			Estimated Future			All Other
			Payouts Under			Payouts Under		All Other	Option Awards;
			Non-Equity			Equity		Stock Awards;	Number of
			Incentive Plan			Incentive Plan		Number of	Securities	Exercise or	Grant Date
		Awards			Awards			Shares of	Underlying	Base Price of	Fair Value of
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	Stock or Units	Options	Option Awards	Stock and
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh) (1)	Option Awards
Marco Hegyi	-	$-	-	$-	-	-	-	-	-	$-	$-

Mark E. Scott (2)	October 15, 2017	$-	-	$-	-	-	-	12,000,000	-	$0.006	$18,000

Joseph Barnes (3)	October 25, 2017	$-	-	$-	-	-	-	10,000,000	-	$0.007	$24,000

(1) These amounts reflect the grant date market value as required by Regulation S-K Item 402(n)(2), computed in accordance with FASB ASC Topic 718.

(2) On October 15, 2017, an entity controlled by Mr. Scott was granted an option to purchase 12,000,000 shares of common stock at an exercise price of $0.006 per share. The stock option grant vests quarterly over three years and is exercisable for 5 years. The stock option grant was valued at $18,000.

(3) On October 25, 2017, Mr. Barnes was granted an option to purchase 10,000,000 shares of common stock at an exercise price of $0.007 per share. The stock option grant vests quarterly over three years and is exercisable for 5 years. The stock option grant was valued at $24,000.

Outstanding Equity Awards as of December 31, 2017

The Named Executive Officers had the following outstanding equity awards as of December 31, 2017:

	Option Awards					Stock Awards
	Number of	Number of	Number of					Number of	Market or
	Securities	Securities	Securities			Number of	Market Value	Unearned Shares,	Payout Value of
	Underlying	Underlying	Underlying			Shares or Units	of Shares or	Units or Other	Unearned Shares,
	Unexercised	Unexercised	Unexercised	Option		of Stock	Units of	Rights That	Units, or Other
	Options	Options	Unearned	Exercise	Option	That Have Not	Stock That	Have Not	Rights That Have
	Exercisable	Unexerciseable	Options	Price	Expiration	Vested	Have Not Vested	Vested	Not Vested
Name	(#)	(#)	(#)	($) (1)	Date	(#)	($)	(#)	($)
Marco Hegyi (2)	-	-	-	$-		-	$-	-	$-

Mark E. Scott (3)	4,000,000	-	-	$0.010	7/30/19	-	$-	-	$-
	1,666,667	10,333,333	-	$0.006	10/15/22

Joseph Barnes (4)	8,000,000	-	-	$0.001	10/9/19	-	$-	-	$-
	1,391,666	8,608,334	-	$0.007	10/25/22	-	$-	-	$-

(1) These amounts reflect the grant date market value as required by Regulation S-K Item 402(n)(2), computed in accordance with FASB ASC Topic 718.

(2) On October 15, 2017, an entity controlled by Mr. Scott was granted an option to purchase 12,000,000 shares of common stock at an exercise price of $0.006 per share. The stock option grant vests quarterly over three years and is exercisable for 5 years. The stock option grant was valued at $18,000. An entity controlled by Mr. Scott has an additional 4,000,000 share stock option grant that is fully vested.

(3) On October 25, 2017, Mr. Barnes was granted an option to purchase 10,000,000 shares of common stock at an exercise price of $0.007 per share. The stock option grant vests quarterly over three years and is exercisable for 5 years. The stock option grant was valued at $24,000. Mr. Barnes stock option grant consists of 8,000,000 shares of our common stock that vested quarterly over three years beginning October 1, 2014 and 2,000,000 shares of our common stock that vested October 10, 2014. On October 12, 2016, we amended the exercise price of the stock option grants for Mr. Barnes to $0.010 per share.

Option Exercises and Stock Vested for the year ended December 31, 2017

Mr. Hegyi, Scott and Barnes did not have any option exercised or stock that vested during the year ended December 31, 2017.

Pension Benefits

We do not provide any pension benefits.

Nonqualified Deferred Compensation

We do not have a nonqualified deferral program.

Employment and Consulting Agreements

Employment Agreement with Marco Hegyi

On October 21, 2016, we entered into Agreement with Marco Hegyi pursuant to which the Company engaged Mr. Hegyi as its Chief Executive Officer through October 20, 2018. Mr. Hegyi’s previous Employment Agreement was dated December 4, 2013 and was set to expire on December 4, 2016.

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

Mr. Hegyi is entitled to participate in all group employment benefits that are offered by us to our senior executives and management employees from time to time, subject to the terms and conditions of such benefit plans, including any eligibility requirements. In addition, we will purchase and maintain during the Term an insurance policy on Mr. Hegyi’s life in the amount of $2,000,000 payable to Mr. Hegyi’s named heirs or estate as the beneficiary.

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

i	Two million shares vest immediately upon securing a market maker with an approved 15c2-11 resulting in our relisting on OTCBB (earned as of February 18, 2016);

ii	Two million shares vest immediately upon the successful approval and effectiveness of our S-1 (not earned as of December 31, 2017);

iii	Two million shares vest immediately upon our resolution of the class action lawsuits (earned as of August 17, 2015); and,

iv	Ten million shares will vest on a monthly basis over a period of three years beginning on the July 1, 2014.

On October 21, 2016, Mr. Scott cancelled stock option grants totaling 12,000,000 shares of our common stock at $0.01 per share. Mr. Scott has an additional 4,000,000 share stock option grant which are fully vested. On October 15, 2017, an entity controlled by Mr. Scott was granted an option to purchase 12,000,000 shares of common stock at an exercise price of $0.006 per share. The stock option grant vests on a quarterly basis over 3 years.

All options have a five-year life and allow for a cashless exercise. The stock option grant is subject to the terms and conditions of our Stock Incentive Plan, including vesting requirements.  In the event that Mr. Scott’s continuous status as consultant to the Company is terminated by us without Cause or Mr. Scott terminates his employment with us for Good Reason as defined in the Scott Agreement, in either case upon or within twelve months after a Change in Control as defined in our Stock Incentive Plan except for CANX USA, LLC, then 100% of the total number of shares shall immediately become vested.

Mr. Scott is entitled to participate in all group employment benefits that are offered by us to our senior executives and management employees from time to time, subject to the terms and conditions of such benefit plans, including any eligibility requirements. In addition, we are required to purchase and maintain an insurance policy on Mr. Scott’s life in the amount of $2,000,000 payable to Mr. Scott’s named heirs or estate as the beneficiary. Finally, Mr. Scott is entitled to twenty days of vacation annually and has certain insurance and travel employment benefits.

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

On October 12, 2016, we amended the exercise price of the stock option grants for Mr. Barnes to $0.010 per share. On October 25, 2017, Mr. Barnes was granted an option to purchase 10,000,000 shares of common stock at an exercise price of $0.007 per share. The stock option grant vests on a quarterly over 3 years.

All options have a five-year life and allow for a cashless exercise. The stock option grant is subject to the terms and conditions of our Stock Incentive Plan, including vesting requirements.  In the event that Mr. Barnes’s continuous status as employee to us is terminated by us without Cause or Mr. Barnes terminates his employment with us for Good Reason as defined in the Barnes Agreement, in either case upon or within twelve months after a Change in Control as defined in our Stock Incentive, then 100% of the total number of shares shall immediately become vested.

Mr. Barnes is entitled to participate in all group employment benefits that are offered by us to our senior executives and management employees from time to time, subject to the terms and conditions of such benefit plans, including any eligibility requirements. Finally, Mr. Barnes is entitled to fifteen days of vacation annually and has certain insurance and travel employment benefits.

Mr. Barnes may receive severance benefits and our obligation under a termination by us without Cause or Mr. Barnes terminates his employment for Good Reason are discussed above.

Offer Letter with David Reichwein

On October 1, 2017, we entered into an Offer Letter with David Reichwein pursuant to which we engaged Mr. Reichwein as our Vice-President of Research and Development on an at will basis.

Per the terms of the Reichwein Agreement, Mr. Reichwein’s compensation is $150,000 on an annual basis. Starting on the first quarter 2018, Mr. Reichwein is eligible to earn a quarterly commission based on 10% of tile gross margin dollars (which was amended subsequent to year ended December 31, 2017).

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

Mr. Reichwein is entitled to participate in all group employment benefits that are offered by us to our senior executives and management employees from time to time, subject to the terms and conditions of such benefit plans, including any eligibility requirements. Finally, Mr. Reichwein is entitled to fifteen days of vacation annually and has certain insurance and travel employment benefits.

Mr. Reichwein may receive severance benefits and our obligation under a termination by us without Cause or Mr. Reichwein terminates his employment for Good Reason are discussed above.

Potential Payments upon Termination or Change in Control

The Company’s Employment Agreement with Marco Hegyi has provisions providing for severance payments as detailed below.

		Early	Not For Good	Change in
Executive	For Cause	or Normal	Cause	Control	Disability
Payments Upon	Termination	Retirement	Termination	Termination	or Death
Separation	on 12/31/17	on 12/31/17	on 12/31/17	on 12/31/17	on 12/31/17
Compensation:
Base salary (1)	$-	$-	$201,458	$241,750	$-
Performance-based incentive
compensation	$-	$-	$-	$-	$-
Stock options	$-	$-	$-	$-	$-

Benefits and Perquisites:
Health and welfare benefits	$-	$-	$-	$-	$-
Accrued vacation pay	$-	$-	$-	$-	$-
Total	$-	$-	$201,458	$241,750	$-

Reflects amounts to be paid upon termination without cause and upon termination in a change of control, less any months worked.

Mr. Scott and Mr. Barnes currently do not have amounts to be paid upon termination without cause and upon termination in a change of control. There outstanding stock options vests fully vest under certain conditions.

DIRECTOR COMPENSATION

We primarily use stock options grants to incentive compensation to attract and retain qualified candidates to serve on the Board. This compensation reflected the financial condition of the Company. In setting director compensation, we consider the significant amount of time that Directors expend in fulfilling their duties to the Company as well as the skill-level required by our members of the Board. During year ended December 31, 2017, Marco Hegyi and Mr. Scott did not receive any compensation for his service as director. The compensation disclosed in the Summary Compensation Table on page 37 represents the total compensation.

Director Summary Compensation

				Non-Equity	Non-Qualified
	Fees Earned			Incentive	Deferred
	or Paid in			Plan	Compensation	Other
	Cash	Stock	Option	Compensation	Earnings	Compensation
Name	($)	Awards (1)	Awards	($)	($)	($)	Total
Michael E. Fasci (2)	$-	$52,000	$-	$-	$-	$-	$52,000

Katherine McLean (3)	-	14,000	-	-	-	-	14,000

Thom Kozik (4)	-	10,000	-	-	-	-	10,000

	$-	$24,000	$-	$-	$-	$-	$24,000

(1) These amounts reflect the grant date market value as required by Regulation S-K Item 402(n)(2), computed in accordance with FASB ASC Topic 718.

(2) On February 4, 2017, we issued 1,000,000 shares of our common stock to Michael E. Fasci pursuant to a service award for $15,000. The shares were valued at the fair market price of $0.015 per share. On April 27, 2017, we issued 1,000,000 shares of our common stock to Michael E. Fasci pursuant to a service award for $9,000. The shares were valued at the fair market price of $0.009 per share. On April 27, 2017, we issued 2,000,000 shares of our common stock to Michael E. Fasci pursuant to a consulting agreement for $18,000. The shares were valued at the fair market price of $0.009 per share. On November 2, 2017, we issued 2,000,000 shares of our common stock to Michael E. Fasci pursuant to a consulting agreement for $10,000. The shares were valued at the fair market price of $0.005 per share.

(3) Ms. Katherine McLain was appointed as a director on February 14, 2017. On June 28, 2017, we issued 1,000,000 shares of our common stock to Ms. McLain pursuant to a service award for $9,000. The shares were valued at the fair market price of $0.009 per share. On October 23, 2017, we issued 1,000,000 shares of our common stock to Ms. McLain pursuant to a service award for $5,000. The shares were valued at the fair market price of $0.005 per share.

(4) Mr. Kozik was appointed as a director on October 5, 2017. On October 23, 2017, we issued 2,000,000 shares of our common stock to Mr. Kozik pursuant to a service award for $10,000. The shares were valued at the fair market price of $0.005 per share.

Compensation Paid to Board Members

Our independent non-employee directors are not compensated in cash.  The only compensation has been in the form of stock awards. There is no stock compensation plan for independent non-employee directors. There was no Director compensation during the year ended December 31, 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of our common stock as of December 31, 2017 by:

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

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percentage (1)
Directors and Named Executive Officers-
Marco Hegyi (2)	25,000,000	1.0%
Mark E. Scott (3)	18,666,667	*
Michael E. Fasci (4)	13,425,000	*
Katherine McLain (5)	2,000,000	*
Thom Kozik (6)	2,000,000	*
Joseph Barnes (7)	9,691,666	*
Total Directors and Officers (6 in total)	70,783,333	3.0%

* Less than 1%.

(1) Based on 2,367,634,022 shares of common stock outstanding as of December 31, 2017.

(2) Reflects the shares beneficially owned by Marco Hegyi, including warrants to purchase 22,500,000 shares of our common stock at $0.01 per share.

(3) Reflects the shares beneficially owned by Mark E. Scott, including stock option grants totaling 5,666,667 shares that Mr. Scott has the right to acquire in sixty days.

(4) Reflects the shares beneficially owned by Michael E. Fasci.

(5) Reflects the shares beneficially owned by Katherine McLain.

(6) Reflects the shares beneficially owned by Thom Kozik.

(7) Reflects the shares beneficially owned by Joseph Barnes, including stock option grants totaling 9,391,666 shares that Mr. Barnes has the right to acquire in sixty days.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number	Percentage
CANX USA LLC (1)
410 South Rampart Blvd., Suite 350	540,000,000	18.6%
Las Vegas, NV 89145		(Capped at
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

Certain Relationships

Please see the transactions with CANX, LLC and Logic Works in Note 4 and Chicago Venture Partners, L.P. discussed in Notes 7, 8, 10 and 14.

Transactions with an Entity Controlled by Marco Hegyi

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

On October 21, 2016, Mr. Scott cancelled stock option grants totaling 12,000,000 shares of our common stock at $0.01 per share. Mr. Scott has 4,000,000 share stock option grants which are fully vested.

On October 21, 2016, Mr. Scott converted $40,000 in deferred compensation into 4,000,000 shares of our common stock at $0.01 per share. The price per share was based on the thirty-day trailing average.

On October 21, 2016, Mr. Scott was granted 6,000,000 shares of our common stock at $0.01 per share. The price per share was based on the thirty-day trailing average.

On October 15, 2017, an entity controlled by Mr. Scott was granted an option to purchase 12,000,000 shares of common stock at an exercise price of $0.006 per share. The stock option grant vests quarterly over three years and is exercisable for 5 years. The stock option grant was valued at $18,000.

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

On February 4, 2017, we issued 1,000,000 shares of our common stock to Michael E. Fasci pursuant to a service award for $15,000. The shares were valued at the fair market price of $0.015 per share. On April 27, 2017, we issued 1,000,000 shares of our common stock to Michael E. Fasci pursuant to a service award for $9,000. The shares were valued at the fair market price of $0.009 per share. On April 27, 2017, we issued 2,000,000 shares of our common stock to Michael E. Fasci pursuant to a consulting agreement for $18,000. The shares were valued at the fair market price of $0.009 per share. On November 2, 2017, we issued 2,000,000 shares of our common stock to Michael E. Fasci pursuant to a consulting agreement for $10,000. The shares were valued at the fair market price of $0.005 per share.

Transactions with Katherine McLain

Ms. Katherine McLain was appointed as a director on February 14, 2017. On June 28, 2017, we issued 1,000,000 shares of our common stock to Ms. McLain pursuant to a service award for $9,000. The shares were valued at the fair market price of $0.009 per share. On October 23, 2017, we issued 1,000,000 shares of our common stock to Ms. McLain pursuant to a service award for $5,000. The shares were valued at the fair market price of $0.005 per share.

Transaction with Thom Kozik

Mr. Kozik was appointed as a director on October 5, 2017. On October 23, 2017, we issued 2,000,000 shares of our common stock to Mr. Kozik pursuant to a service award for $10,000. The shares were valued at the fair market price of $0.005 per share.

Transaction with Joseph Barnes

On October 25, 2017, Mr. Barnes was granted an option to purchase 10,000,000 shares of common stock at an exercise price of $0.007 per share. The stock option grant vests quarterly over three years and is exercisable for 5 years. The stock option grant was valued at $24,000.

Director Independence

The Board has affirmatively determined that Michael E. Fasci, Katherine McLain, an Thom Kozik are independent as of December 31, 2017.  For purposes of making that determination, the Board used NASDAQ’s Listing Rules even though the Company is not currently listed on NASDAQ.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Committee Pre-Approval Policy

The Audit Committee has established a pre-approval policy and procedures for audit, audit-related and tax services that can be performed by the independent auditors without specific authorization from the Audit Committee subject to certain restrictions. The policy sets out the specific services pre-approved by the Audit Committee and the applicable limitations, while ensuring the independence of the independent auditors to audit the Company's financial statements is not impaired. The pre-approval policy does not include a delegation to management of the Audit Committee’s responsibilities under the Exchange Act. During the year ended December 31, 2017, the Audit Committee pre-approved all audit and permissible non-audit services provided by our independent auditors.

Service Fees Paid to the Independent Registered Public Accounting Firm

On July 13, 2016, we dismissed PMB Helin Donovan LLP as our independent registered public accounting firm. On July 13, 2016 we engaged the services of SD Mayer and Associates, LLP as our new independent registered public accounting firm to audit our consolidated financial statements as of December 31, 2017 and 2016 and for the years then ended. The decision to change accountants was approved by our Audit Committee.

The following is the breakdown of aggregate fees paid for the last two fiscal years:

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016
Audit fees	$73,371	$52,500
Audit related fees	21,000	10,000
Tax fees	12,700	20,355
All other fees	25,570	12,500
	$132,641	$95,355

–
“Audit Fees” are fees paid for to Mayer and PMB for professional services for the audit of our financial statements.

–
“Audit-Related fees” are fees paid to Mayer for professional services not included in the first two categories, specifically, SAS 100 reviews, SEC filings and consents, and accounting consultations on matters addressed during the audit or interim reviews, and review work related to quarterly filings.

–
“Tax Fees” are fees primarily for tax compliance paid to Mayer and PMB in connection with filing US income tax returns.

–
“All other fees were paid to Mayer and PMB related to the review of registration statements on Form S-1.

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

3.6
Certificate of Elimination of Certificate of Designation, Preferences, and Rights of GrowLife, Inc. dated October 19, 2017 eliminating the Series B Preferred Stock and Series C Preferred Stock. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on October 24, 2017, and hereby incorporated by reference.

3.7
Certificate of Amendment of Certificate of Incorporation of GrowLife, Inc. dated October 23, 2017 to increase the authorized shares of Common Stock from 3,000,000,000 to 6,000,000,000 shares. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on October 25, 2017, and hereby incorporated by reference.

4.1
GrowLife, Inc. 2017 Stock Incentive Plan filed as an Annex 1 to the Company’s Preliminary Schedule 14A filed with the SEC on August 4, 2017, and hereby incorporated by reference.

10.1
Not used.

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
Not used

10.7
Letter by and between GrowLife, Inc. and Mark Scott Consulting Letter dated July 31, 2014. Filed as an exhibit to the Company’s Form 8-K filed with the SEC on August 6, 2014, and hereby incorporated by reference.

10.8
Waiver and Modification Agreement dated June 25, 2014 by and between GrowLife, Inc. and Logic Works LLC. Filed as an Exhibit to the Company’s Form 8-K and filed with the SEC on July 18, 2014, and hereby incorporated by reference.

10.9
Amended and Restated Joint Venture Agreement dated July 1, 2013 by and between GrowLife, Inc. and CANX USA LLC. Filed as an Exhibit to the Company’s Form 8-K and filed with the SEC on July 18, 2014, and hereby incorporated by reference.

10.10
Secured Credit Facility and Secured Convertible Note dated June 25, 2014 by and between GrowLife, Inc. and Logic Works LLC. Filed as an Exhibit to the Company’s Form 8-K and filed with the SEC on July 18, 2014, and hereby incorporated by reference.

10.11
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

10.14
Joseph Barnes Promotion Letter dated October 10, 2014. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on October 14, 2014, and hereby incorporated by reference.

10.15
Securities Purchase Agreement, dated April 5, 2016, entered into by and among GrowLife, Inc., and Chicago Venture Partners, LP Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on April 12, 2016, and hereby incorporated by reference.

10.16
Convertible Promissory Note, dated April 5, 2016, entered into by and between GrowLife, Inc. and Chicago Venture Partners, LP. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on April 12, 2016, and hereby incorporated by reference.

10.17
Form of Secured Investor Note, dated April 5, 2016, entered into by and between GrowLife, Inc. and Chicago Venture Partners, LP. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on April 12, 2016, and hereby incorporated by reference.

10.18
Exchange Agreement dated August 17, 2016, entered into by and between GrowLife, Inc. and Chicago Venture Partners, L.P. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on August 31, 2016, and hereby incorporated by reference.

10.19
Marco Hegyi Employment Agreement and Warrants dated October 21, 2016. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on October 27, 2016, and hereby incorporated by reference.

10.20
Consent to Judgement and Settlement Agreement dated December 7, 2016 by and between Evergreen Garden Center LLC and GrowLife Hydroponics, Inc. and William C. Rowell Family Limited Partnership for our Portland, Maine store. Filed as an exhibit to the Company's Form 10-K and filed with the SEC on March 31, 2017, and hereby incorporated by reference.

10.21
Compilation of Securities Purchase Agreement, Secured Promissory Notes, Membership Interest Pledge Agreement and Security Agreement. dated February 1, 2017, entered into by and between GrowLife, Inc. and Chicago Venture Partners, L.P. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on February 7, 2017, and hereby incorporated by reference.

10.22
Compilation of Securities Purchase Agreement, Secured Promissory Notes, and Security Agreement dated August 11, 2017, entered into by and between GrowLife, Inc. and Chicago Venture Partners, L.P. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on August 17, 2017, and hereby incorporated by reference.

10.23
Lease Amending Agreement dated October 1, 2017 by and between GrowLife, Inc. and Berezan Management (Alta) Ltd. (filed herewith)

10.24
Offer Letter dated October 1, 2017 by and between GrowLife, Inc. and David Reichwein (filed herewith).

10.25
Asset Purchase Agreement dated as of October 2, 2017 amongst Growlife, Inc. and David Reichwein, GIP International Ltd and DPR International LLC. (filed herewith).

10.26
Texas commercial Lease Agreement dated October 9, 2017 by and between GrowLife Innovations, Inc. and All Commercial Flooring Inc. (filed herewith).

10.27
Share Exchange Agreement amongst GrowLife, Inc., GrowLife Hydroponics, Inc. and Soja, Inc. dated October 19, 2017. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on October 24, 2017, and hereby incorporated by reference.

10.28
Compilation of Securities Purchase Agreement, Secured Promissory Notes, and Security Agreement dated December 22, 2017, entered into by and between GrowLife, Inc. and Chicago Venture Partners, L.P. (filed herewith)

14.1
Code of Conduct and Ethics dated May 15, 2014. Attached as an exhibit to the Company’s Form 8-K filed and with the SEC on June 9, 2014, and hereby incorporated by reference.

21.1
Subsidiaries of the Registrant (filed herewith).

31.1
Certification of Principal Executive Officer Pursuant to Rule 13a-14 (filed herewith).

31.2
Certification of Principal Financial Officer Pursuant to Rule 13a-14 (filed herewith).

32.1
CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act (filed herewith).

32.2
CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act (filed herewith).

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

We have audited the accompanying consolidated balance sheets of GrowLife, Inc. (the “Company”) as of December 31, 2017 and 2016 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2017 and 2016.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GrowLife, Inc. as of December 31, 2017 and 2016, and the results of its consolidated operations and its cash flows for the years ended December 31, 2017 and 2016 in conformity with generally accepted accounting principles in the United States of America.

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

SD Mayer & Associates, LLP

/s/ SD Mayer & Associates, LLP

March 28, 2018
Seattle, WA

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$69,191	$103,070
Inventory, net	465,678	418,453
Deposits	24,308	11,163
Total current assets	559,177	532,686

EQUIPMENT, NET	302,689	1,890

TOTAL ASSETS	$861,866	$534,576

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade	$821,398	$1,529,919
Accounts payable - related parties	-	10,952
Accrued expenses	133,988	132,656
Accrued expenses - related parties	37,776	19,605
Derivative liability	2,660,167	2,701,559
Current portion of convertible notes payable	3,015,021	2,798,800
Deferred revenue	10,000	47,995
Total current liabilities	6,678,350	7,241,486

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock - $0.0001 par value, 10,000,000 shares authorized, no shares
issued and outstanding	-	-
Series B Convertible Preferred stock - $0.0001 par value, 150,000 shares authorized, no
shares issued and outstanding	-	-
Series C Convertible Preferred stock - $0.0001 par value, 51 shares authorized, no shares
and 51 shares issued and outstanding at 12/31/2017 and 12/31/2016, respectively	-	-
Common stock - $0.0001 par value, 6,000,000,000 shares authorized, 2,367,634,022
and 1,656,120,083 shares issued and outstanding at 12/31/2017 and 12/31/2016, respectively	236,752	165,600
Additional paid in capital	123,678,069	117,537,822
Accumulated deficit	(129,731,305)	(124,410,332)
Total stockholders' deficit	(5,816,484)	(6,706,910)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$861,866	$534,576

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended,
	December 31, 2017	December 31, 2016
NET REVENUE	$2,452,104	$1,231,281
COST OF GOODS SOLD	2,180,603	1,275,580
GROSS PROFIT	271,501	(44,299)
GENERAL AND ADMINISTRATIVE EXPENSES	2,320,455	1,888,537
IMPAIRMENT OF LONG-LIVED ASSETS	-	876,056
OPERATING LOSS	(2,048,954)	(2,808,892)

OTHER INCOME (EXPENSE):
Change in fair value of derivative	496,306	(1,324,384)
Interest expense, net	(1,281,083)	(816,750)
Other (expense) income	15,577	144,882
Loss on debt conversions	(2,502,819)	(2,889,540)
Total other (expense) income	(3,272,019)	(4,885,792)

(LOSS) BEFORE INCOME TAXES	(5,320,974)	(7,694,684)

Income taxes - current benefit	-	-

NET (LOSS)	$(5,320,974)	$(7,694,684)

Basic and diluted (loss) per share	$(0.00)	$(0.01)

Weighted average shares of common stock outstanding- basic and diluted	2,044,521,389	1,197,565,907

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

							Unrealized
	Series B Convertible		Series C Convertible				Gain on Investment in	Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Related	Paid	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Party	in Capital	Deficit	(Deficit)
Balance as of December 31, 2015	150,000	$15	51	$-	891,116,496	$89,098	-	$110,585,434	$(116,715,648)	$(6,041,101)
Stock based compensation for stock options	-	-	-	-	-	-	-	145,729	-	145,729
Shares issued for debt conversion	-	-	-	-	13,400,000	1,340	-	142,660	-	144,000
Shares issued for services rendered	-	-	-	-	26,020,000	2,602	-	282,598	-	285,200
Shares issued for convertible note and interest conversion	-	-	-	-	595,442,539	59,546	-	5,594,400	-	5,653,946
Shares issued for mezzanine equity					15,000,000	1,500	-	298,500	-	300,000
Series B Convertible Preferred Stock converted into convertible notes payable	(150,000)	(15)	-	-	-	-	-	(1,499,985)	-	(1,500,000)
Shares issued for class action settlements	-	-	-	-	115,141,048	11,514	-	1,988,486	-	2,000,000
Net loss for the year ended December 31, 2016	-	-	-	-	-	-	-	-	(7,694,684)	(7,694,684)

Balance as of December 31, 2016	-	-	51	-	1,656,120,083	165,600	-	117,537,822	(124,410,332)	(6,706,910)

Stock based compensation for stock options	-	-	-	-	-	-	-	29,251	-	29,251
Stock based compensation for warrants	-	-	-	-	-	-	-	187,292	-	187,292
Shares issued for debt conversion	-	-	-	-	64,869,517	6,487	-	542,052	-	548,539
Shares issued for services rendered	-	-	-	-	10,000,000	1,000	-	75,000	-	76,000
Shares issued for convertible note and interest conversion	-	-	-	-	636,644,422	63,665	-	4,768,954	-	4,832,619
Cancellation of Series C Convertible Preferred Stock	-	-	(51)	-	-	-	-	-	-	-
Write-off of derivative liability to additional paid in capital	-	-	-	-	-	-	-	537,698	-	537,698
Net loss for the year ended December 31, 2017	-	-	-	-	-	-	-	-	(5,320,974)	(5,320,974)

Balance as of December 31, 2017	-	$-	-	$-	2,367,634,022	$236,752	$-	$123,678,069	$(129,731,306)	$(5,816,484)

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended,
	December 31, 2017	December 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,320,974)	$(7,694,684)
Adjustments to reconcile net loss to net cash (used in)
operating activities
Depreciation and amortization	1,890	8,437
Amortization of intangible assets	-	106,548
Stock based compensation	216,543	145,729
Common stock issued for services	76,000	285,200
Amortization of debt discount	419,666	514,668
Change in fair value of derivative liability	(496,306)	1,324,384
Accrued interest on convertible notes payable	203,697	120,824
Loss on debt conversions	2,502,799	2,889,540
Write-off of derivative liability to additional paid in capital	537,698	-
Impairment of long-lived assets	-	876,056
Changes in operating assets and liabilities:
Inventory	(47,225)	20,014
Deposits	13,145	(5,591)
Accounts payable	(170,934)	196,379
Accrued expenses	19,503	(22,791)
Deferred revenue	(37,995)	22,995
CASH (USED IN) OPERATING ACTIVITIES	(2,082,493)	(1,212,292)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in purchased assets
	(302,689)	-
NET CASH (USED IN) INVESTING ACTIVITIES:	(302,689)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash provided from Convertible Promissory Note with Chicago Venture Partners, L.P.	3,860,344	1,255,000
Cash payoff to TCA Global Credit Master Fund, LP	(1,509,041)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,351,303	1,255,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	(33,879)	42,708

CASH AND CASH EQUIVALENTS, beginning of period	103,070	60,362

CASH AND CASH EQUIVALENTS, end of period	$69,191	$103,070

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash investing and financing activities:
Shares issued for convertible note and interest conversion	$2,329,800	$2,423,729
Shares issued for debt conversion	$-	$64,000
Shares issued for class action settlements	$-	$2,000,000
Shares issued for mezzanine equity	$-	$300,000
Series B Convertible Preferred Stock converted into convertible notes payable	$-	$(1,500,000)
Series B Convertible Preferred Stock converted into convertible notes payable debt discount	$-	$315,669
Common shares issued for accounts payable	$548,539	$-

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

The Company did not acquire business, customer list or employees.

The Company acquired its 51% interest in the Purchased Assets for $400,000. The Company funded equipment and rent of an office lease. On February 16, 2018, the Company purchased the remaining 49% of the Purchased Assets in exchange for a one-time payment of $250,000. As of December 31, 2017, the Company had recorded investment in purchased assets of $302,689.

On October 17, 2017, the Company informed by Alpine Securities Corporation (“Alpine”) that Alpine has demonstrated compliance with the Financial Industry Regulatory Authority (“FINRA”) Rule 6432 and Rule 15c2-11 under the Securities Exchange Act of 1934. As a result, Alpine may initiate an unpriced quotation for the Company’s common stock. The Company expects to file an amended application with the OTC Markets to list the Company’s common stock on the OTCQB once the minimum share price of $0.01 per share is achieved. The Company currently trades on the OTC Pink Sheet market. On February 18, 2016, the Company’s common stock resumed unsolicited quotation on the OTC Bulletin Board after receiving clearance from the Financial Industry Regulatory Authority (“FINRA”) on the Company’s Form 15c2-11.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $5,320,974 and $7,694,684 for the years ended December 31, 2017 and 2016, respectively. Our net cash used in operating activities was $2,082,493 and $1,212,192 for the years ended December 31, 2017 and 2016, respectively.

The Company anticipates that it will record losses from operations for the foreseeable future. As of December 31, 2017, our accumulated deficit was $129,731,305.  The Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements during this period primarily through the recurring issuance of convertible notes payable and advances from a related party. The audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2017 and 2016 filed with the SEC on March 28, 2018 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

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

Inventories - Inventories are recorded on a first in first out basis. Inventory consists of raw materials, purchased finished goods and components held for resale. Inventory is valued at the lower of cost or market. The reserve for inventory was $20,000 as of December 31, 2017 and 2016, respectively.

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

Sales Returns - We allow customers to return defective products when they meet certain established criteria as outlined in our sales terms and conditions. It is our practice to regularly review and revise, when deemed necessary, our estimates of sales returns, which are based primarily on actual historical return rates. We record estimated sales returns as reductions to sales, cost of goods sold, and accounts receivable and an increase to inventory. Returned products which are recorded as inventory are valued based upon the amount we expect to realize upon its subsequent disposition. As of December 31, 2017 and 2016, there was no reserve for sales returns, which are minimal based upon our historical experience.

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

Net (Loss) Per Share - Under the provisions of ASC 260, “Earnings per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The common stock equivalents have not been included as they are anti-dilutive. As of December 31, 2017, there are also (i) stock option grants outstanding for the purchase of 56,000,000 common shares at a $0.007 average exercise price; (ii) warrants for the purchase of 595 million common shares at a $0.031 average exercise price; and (iii) 241,766,075 million shares related to convertible debt that can be converted at $0.002535 per share. In addition, we have an unknown number of common shares to be issued under the Chicago Venture Partners, L.P. financing agreements. As of December 31, 2016, there are also (i) stock option grants outstanding for the purchase of 12,010,000 common shares at a $0.010 average strike price; (ii) warrants for the purchase of 595 million common shares at a $0.031 average exercise price; and (iii) 207,812,222 shares related to convertible debt that can be converted at $0.0036 per share. In addition, we have an unknown number of common shares to be issued under the TCA Global Credit Master Fund LP and Chicago Venture Partners, L.P. financing agreements.

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

Effective January 1, 2017, the Company adopted ASU 2015-11, Inventory: Simplifying the Measurement of Inventory, which affects reporting entities that measure inventory using either the first-in, first-out or average cost method. Specifically, the guidance requires that inventory be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. This adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, to assist with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted for transactions not reported in financial statements that have been issued or made available for issuance.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which reduces the diversity in practice on how certain transactions are classified in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is evaluating the effect of adopting this pronouncement.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires a lessee, in most leases, to initially recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within with those years. Early adoption is permitted. The Company is evaluating the effect of adopting this pronouncement.

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company early adopted ASU 2017-11 and has reclassified its financial instrument with down round features to equity.

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

The Company entered into a Secured Convertible Note and Secured Credit Facility dated June 25, 2014 with Logic Works whereby Logic Works agreed to provide up to $500,000 in funding. Each funding required approval in advance by Logic Works, provided interest at 6% with a default interest of 24% per annum and requires repayment by June 26, 2016. The Note is convertible into common stock of the Company at the lesser of $0.0070 or (B) twenty percent (20%) of the average of the nine (3) lowest daily VWAPs occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable conversion date on which Logic Works elects to convert all or part of this 6% Convertible Note, subject to adjustment as provided in the Note. The 6% Convertible Note is collateralized by the assets of the Company. As of December 31, 2017, the outstanding balance on the Convertible Note was $41,225.

OGI was incorporated on January 7, 2014 in the State of Nevada and had no business activities as of December 31, 2017.

NOTE 5 – INVENTORY

Inventory as of December 31, 2017 and 2016 consisted of the following:

	December 31,	December 31,
	2017	2016
Raw materials	$110,000	$-
Finished goods	375,678	438,453
Inventory reserve	(20,000)	(20,000)
Total	$465,678	$418,453

Raw materials consist of supplies for the flooring product line.

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

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2017 and 2016 consists of the following:

	December 31,	December 31,
	2017	2016
Machines and equipment	$365,861	$63,172
Furniture and fixtures	49,787	49,787
Computer equipment	52,304	52,304
Leasehold improvements	56,965	56,965
Total property and equipment	524,917	222,228
Less accumulated depreciation and amortization	(222,228)	(220,338)
Net property and equipment	$302,689	$1,890

Fixed assets, net of accumulated depreciation, were $302,689 and $1,890 as of December 31, 2017 and 2016, respectively. Accumulated depreciation was $222,228 and $220,338 as of December 31, 2017 and 2016, respectively. Total depreciation expense was $1,890 and $8,437 for the years ended December 31, 2017 and 2016, respectively. All equipment is used for manufacturing, selling, general and administrative purposes and accordingly all depreciation is classified in cost of goods sold, selling, general and administrative expenses. The Company will begin depreciation on the purchased machine January 1, 2018 when significant operations begin.

On October 3, 2017, the Company closed the acquisition of 51% of the Purchased Assets from David Reichwein, a Pennsylvania resident, GIP International Ltd, a Hong Kong corporation and DPR International LLC, a Pennsylvania limited liability corporation. The Purchased Assets include intellectual property, copy rights and trademarks related to reflective tiles and flooring.

The Company did not acquire business, customer list or employees.

The Company acquired its 51% interest in the Purchased Assets for $400,000. The Company funded equipment and rent of an office lease. On February 16, 2018, the Company purchased the remaining 49% of the Purchased Assets in exchange for a one-time payment of $250,000. As of December 31, 2017, the Company had recorded investment in purchased assets of $302,689.

NOTE 7 – CONVERTIBLE NOTES PAYABLE, NET

Convertible notes payable as of December 31, 2017 consisted of the following:

				Balance
		Accrued	Debt	As of
	Principal	Interest	Discount	December 31, 2017
6% Secured convertible note (2014)	$39,251	$1,974	$-	$41,225
7% Convertible note ($850,000)	250,000	321,652	-	571,652
10% OID Convertible Promissory Note with Chicago Venture Partners, L.P.	2,980,199	120,492	(698,547)	2,402,144
	$3,269,450	$444,118	$(698,547)	$3,015,021

Convertible notes payable as of December 31, 2016 consisted of the following:

				Balance
		Accrued	Debt	As of
	Principal	Interest	Discount	December 31, 2016
6% Secured convertible note (2014)	$330,295	$3,692	$-	$333,987
7% Convertible note ($850,000)	250,000	164,137	-	414,137
Replacement debenture with TCA ($2,830,210)	1,468,009	18,350	-	1,486,359
10% OID Convertible Promissory Note with Chicago Venture Partners, L.P.	683,042	2,670	(121,395)	564,317
	$2,731,346	$188,849	$(121,395)	$2,798,800

Several of the Company’s convertible promissory notes remain outstanding beyond their respective maturity dates. This may trigger an event of default under the respective agreements. The Company is working with these noteholders to convert their notes into common stock and intends to resolve these outstanding issues as soon as practicable. As a result, the Company accrued interest on these notes at the default rates. Furthermore, as a result of being in default on these notes, the Holders could, at their sole discretion, have called these notes. Although no such action has been taken by the Holders, the Company classified these notes as a current liability as of December 31, 2017 and 2016.

6% Secured Convertible Note and Secured Credit Facility (2014)

The Company entered into a Secured Convertible Note and Secured Credit Facility dated June 25, 2014 with Logic Works whereby Logic Works agreed to provide up to $500,000 in funding. Logic Works funded $350,000. The funding provided for interest at 6% with a default interest of 24% per annum and required repayment by June 26, 2016. The Note is convertible into common stock of the Company at the lesser of $0.007 or (B) twenty percent (20%) of the average of the nine (3) lowest daily VWAPs occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable conversion date on which Logic Works elects to convert all or part of this 6% Convertible Note, subject to adjustment as provided in the Note. On February 28, 2017, Logic Works converted principal and interest of $297,939 into 82,640,392 shares of our common stock at a per share conversion price of $0.004. As of December 31, 2017, the outstanding principal on this 6% convertible note was $39,251 and accrued interest was $1,974, which results in a total liability of $41,225. On February 28, 2017, Logic Works converted principal and interest of $291,044 into 82,640,392 shares of the Company’s common stock at a per share conversion price of $0.004.

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

7% Convertible Notes Payable

On October 11, 2013, the Company issued 7% Convertible Notes in the aggregate amount of $850,000 to investors, including $250,000 to Forglen LLC. The Note was due September 30, 2015. All other Notes were converted in 2014. On July 14, 2014, the Board of Directors approved a Settlement Agreement and Waiver of Default dated June 19, 2014 with Forglen related to the 7% Convertible Note. The rate of interest was increased to 24% per annum. On October 1, 2015, the rate of interest increased to 24% compounded. The conversion price was $0.007 per share, subject to adjustment as provided in the Note. As of December 31, 2017, the outstanding principal on this 7% convertible note was $250,000 and accrued interest was $321,652, which results in a total liability of $571,652. Since the note is in default and the terms of settlement are no longer acceptable to the holder the Company has recognized the loss of $571,652 and reclassified the derivative liability related to the beneficial conversion to equity.

As of December 31, 2016, the outstanding principal on these 7% convertible notes was $250,000, accrued interest was $164,137, and unamortized debt discount was $0, which results in a net amount of $414,137.

Funding from TCA Global Credit Master Fund, LP (“TCA”)

As of December 31, 2016, the Company was indebted to TCA under the First and Second Replacement Debentures in the amount of $1,468,009, accrued interest was $18,350 and the unamortized debt discount was $0, which results in a net amount of $1,486,359.

During the year ended December 31, 2016, Old Main LLC converted TCA principal and accrued interest of $757,208 into 144,650,951 shares of our common stock at a per share conversion price of $0.0052.

During the year ended December 31, 2016, the Company recorded the unamortized debt discount reversal of $750,339 related to the TCA financing as a reduction in additional paid in capital because TCA did not convert its debt but assigned its debentures to others.

The Company has recorded a loss on these transactions in the amount of $2,889,540 during the year ended December 31, 2016. The loss on debt conversions related to the conversion of our notes payable at prices below the market price.

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

Securities Purchase Agreement, Secured Promissory Notes and Security Agreement

On December 22, 2017, the Company executed the following agreements with Chicago Venture: (i) Securities Purchase Agreement; (ii) Secured Promissory Notes; and (iii) Security Agreement (collectively the “Chicago Venture Agreements”). The Company entered into the Chicago Venture Agreements with the intent to acquire working capital to grow the Company’s businesses.

The total amount of funding under the Chicago Venture Agreements is $1,105,000. Each Convertible Promissory Note carries an original issue discount of $100,000 and a transaction expense amount of $5,000, for total debt of $1,105,000. The Company agreed to reserve three times the number of shares based on the redemption value with a minimum of 50 million shares of its common stock for issuance upon conversion of the Debt, if that occurs in the future. If not converted sooner, the Debt is due on or before December 21, 2018. The Debt carries an interest rate of ten percent (10%). The Debt is convertible, at Chicago Venture’s option, into the Company’s common stock at $0.015 per share subject to adjustment as provided for in the Secured Promissory Notes.

The Company’s obligation to pay the Debt, or any portion thereof, is secured by all of the Company’s assets

As of December 31, 2017, the outstanding principal balance due to Chicago Venture is $2,980,199, accrued interest was $120,492, net of the OID of $698,547, which results in a total amount of $2,402,144. The OID has been recorded as a discount to debt and $419,666 was amortized to interest expense during the nine months ended September 30, 2017.

During the year ended December 31, 2017, Chicago Venture converted principal and accrued interest of $2,688,000 into 554,044,030 shares of the Company’s common stock at a per share conversion price of $0.0049. During the year ended December 31, 2016, Chicago Venture converted principal and accrued interest of $1,403,599 into 264,672,323 shares of our common stock at a per share conversion price of $0.0053.

The Company recognized $2,384,678 and $0 of loss on debt conversions during the years ended December 31, 2017 and 2016, respectively. During the year ended December 31, 2016, Chicago Venture converted principal and accrued interest of $1,403,599 into 264,672,323 shares of our common stock at a per share conversion price of $0.0053.

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

If the conversion features of conventional convertible debt provide for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (BCF). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20. Debt with Conversion and Other Options. In those circumstances, the convertible debt is recorded net of the discount related to the BCF and the Company amortizes the discount to interest expense over the life of the debt using the effective interest method. The debt is convertible at the lesser of 65% of the fair value of the Company’s common stock or $0.009 requiring the conversion feature to be bifurcated from the host debt contract and accounting for separately as a derivative, resulting in periodic revaluations.

Derivative liability as of December 31, 2017 is as follows:

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	December 31, 2017
Liabilities:
Derivative Instruments	$-	$2,660,167	$-	$2,660,167

Total	$-	$2,660,167	$-	$2,660,167

For the year ended December 31, 2017, the Company recorded non-cash income of $496,036 related to the “change in fair value of derivative” expense related to its 6%, 7% and 10% convertible notes.

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

7% Convertible Notes

As of December 31, 2016, the Company had outstanding 7% convertible notes with a remaining balance of $250,000 that the Company determined had an embedded derivative liability due to the “reset” clause associated with the note’s conversion price. The Company valued the derivative liability of these notes at $1,495,495.

6% Convertible Notes

As of December 31, 2016, the Company had outstanding unsecured 6% convertible notes for $330,295 that the Company determined had an embedded derivative liability due to the “reset” clause associated with the note’s conversion price. The Company valued the derivative liability of these notes at $1,206,064.

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

Amendment to the First TCA SPA. On October 27, 2015, the Company entered into an Amended and Restated Securities Purchase Agreement and related agreements with TCA whereby the Company agreed to sell, and TCA agreed to purchase $350,000 of senior secured convertible, redeemable debentures. This was an amendment to the First TCA SPA (the “Amendment to the First TCA SPA”.) As of October 27, 2015, the Company sold $1,050,000 in Debentures to TCA and up to $1,950,000 in Debentures remain for sale by the Company. The closing of the Amendment to the First TCA SPA occurred on October 27, 2015. In addition, TCA advanced the Company an additional $100,000 for a total of $1,150.000.

Issuance of Preferred Stock to TCA. Also, on October 21, 2015 the Company issued 150,000 Series B Preferred Stock at a stated value equal to $10.00 per share to TCA. The Series B Preferred Stock was convertible into common stock by dividing the stated value of the shares being converted by 100% of the average of the five (5) lowest closing bid prices for the common stock during the ten (10) consecutive trading days immediately preceding the conversion date as quoted by Bloomberg, LP. On October 21, 2015, the Company also issued 51 shares of Series C Preferred Stock at $0.0001 par value per share to TCA. The Series C Preferred Stock was not convertible into common stock. In the event of a default under the Amended and Restated TCA Transaction Documents, TCA could exercise voting control over our common stock with their Series C Preferred Stock voting rights.

TCA’s Forbearance. Due to the Company’s default on its repayment obligations under the TCA SPA’s and related documents, the parties agreed to restructure the SPA’s whereby TCA agreed to forbear from enforcement of our defaults and to restructure a payment schedule for repayment of debt under the SPAs. The Company defaulted because operating results were not as expected and the Company was unable to generate sufficient revenue through its business operations to serve the TCA debt.

In furtherance of TCA’s forbearance, effective as of May 4, 2016, the Company issued Second Replacement Debenture A in the principal amount of $150,000 and Second Replacement Debenture B in the principal amount of $2,681,210 (collectively, the “Second Replacement Debentures”).

Per the First Amendment to Amended and Restated Securities Purchase Agreement, the Second Replacement Debentures were combined, and apportioned into two separate replacement debentures. The Second Replacement Debentures were intended to act in substitution for and to supersede the debentures in their entirety. It was the intent of the Company and TCA that while the Second Replacement Debentures replace and supersede the debentures, in their entirety, they were not in payment or satisfaction of the debentures, but rather were the substitute of one evidence of debt for another without any intent to extinguish the old debt. As of September 30, 2016, the maximum number of shares subject to conversion under the Second Replacement Debentures was 19,401,389. This is an approximation. The estimation of the maximum number of shares issuable upon the conversion of the Second Replacement Debentures was calculated using an estimated average price of $.0036 per share.

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

In connection with the above agreements, the parties acknowledged and agreed that certain advisory fees previously paid to TCA as provided in the SPAs in the amount of $1,500,000 were added and included within the principal balance of the Second Replacement Debentures. The advisory fees related to financial, merger and acquisition and regulatory services provided to the Company. The conversion price discount on the Second Replacement Debentures did not apply to the advisory fees added to the Second Replacement Debentures. TCA also agreed to surrender its Series B Preferred Stock in exchange for the $1,500,000 being added to the Second Replacement Debenture.

As more particularly described below, the Company remained in debt to TCA for the principal amount of $1,500,000. The remaining $1,400,000 of principal debt was assigned to Old Main Capital, LLC The Company intends to use the funds generated from the Chicago Venture transaction to fuel its business operations and business plans which, in turn, will presumably generate revenues sufficient to avoid another default in the remaining TCA obligations. If the Company is unable to raise sufficient funds through the Chicago Venture transaction and/or generate sales sufficient to service the remaining TCA debt then the Company will be unable to avoid another default. Failure to operate in accordance with the various agreements with TCA could result in the cancellation of these agreements, result in foreclosure on the Company’s assets in an event of default which would have a material adverse effect on our business, results of operations or financial condition.

On July 9, 2015, the Company valued the conversion feature as a derivative liability of this senior secured convertible redeemable debenture at $888,134 and discounted debt by $700,000 and recorded interest expense of $188,134. The Company valued the derivative liability of this debenture at $888,134.

At the inception of the Replacement Debentures, the embedded derivative liability was remeasured at fair value and the Company recorded a net gain of $420,822.

At inception, the Company valued the conversion feature of the Replacement Debentures as a derivative liability in the amount of $979,716 The amount was recorded as a discount to debt and will be amortized over the life of the debentures.

As of December 31, 2016, the Company remaining debt was below $1,500,000 and does not include a derivative liability.

NOTE 9 – RELATED PARTY TRANSACTIONS AND CERTAIN RELATIONSHIPS

Since January 1, 2016, the Company engaged in the following reportable transactions with our directors, executive officers, holders of more than 5% of our voting securities, and affiliates or immediately family members of our directors, executive officers and holders of more than 5% of our voting securities.

Certain Relationships

Please see the transactions with CANX, LLC and Logic Works in Note 4, and Chicago Venture Partners, L.P. discussed in Note 7, 8, 10 and 14.

Transactions with an Entity Controlled by Marco Hegyi

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

On October 21, 2016, Mr. Scott cancelled stock option grants totaling 12,000,000 shares of our common stock at $0.01 per share. Mr. Scott has 4,000,000 share stock option grants which are fully vested.

On October 21, 2016, Mr. Scott converted $40,000 in deferred compensation into 4,000,000 shares of our common stock at $0.01 per share. The price per share was based on the thirty-day trailing average.

On October 21, 2016, Mr. Scott was granted 6,000,000 shares of our common stock at $0.01 per share. The price per share was based on the thirty-day trailing average.

On October 15, 2017, an entity controlled by Mr. Scott was granted an option to purchase 12,000,000 shares of common stock at an exercise price of $0.006 per share. The stock option grant vests quarterly over three years and is exercisable for 5 years. The stock option grant was valued at $18,000.

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

On February 4, 2017, we issued 1,000,000 shares of our common stock to Michael E. Fasci pursuant to a service award for $15,000. The shares were valued at the fair market price of $0.015 per share. On April 27, 2017, we issued 1,000,000 shares of our common stock to Michael E. Fasci pursuant to a service award for $9,000. The shares were valued at the fair market price of $0.009 per share. On April 27, 2017, we issued 2,000,000 shares of our common stock to Michael E. Fasci pursuant to a consulting agreement for $18,000. The shares were valued at the fair market price of $0.009 per share. On November 2, 2017, we issued 2,000,000 shares of our common stock to Michael E. Fasci pursuant to a consulting agreement for $10,000. The shares were valued at the fair market price of $0.005 per share.

Transactions with Katherine McLain

Ms. Katherine McLain was appointed as a director on February 14, 2017. On June 28, 2017, we issued 1,000,000 shares of our common stock to Ms. McLain pursuant to a service award for $9,000. The shares were valued at the fair market price of $0.009 per share. On October 23, 2017, we issued 1,000,000 shares of our common stock to Ms. McLain pursuant to a service award for $5,000. The shares were valued at the fair market price of $0.005 per share.

Transaction with Thom Kozik

Mr. Kozik was appointed as a director on October 5, 2017. On October 23, 2017, we issued 2,000,000 shares of our common stock to Mr. Kozik pursuant to a service award for $10,000. The shares were valued at the fair market price of $0.005 per share.

Transaction with Joseph Barnes

On October 25, 2017, Mr. Barnes was granted an option to purchase 10,000,000 shares of common stock at an exercise price of $0.007 per share. The stock option grant vests quarterly over three years and is exercisable for 5 years. The stock option grant was valued at $24,000.

NOTE 10 – EQUITY

Authorized Capital Stock

The Company has authorized 6,010,000,000 shares of capital stock, of which 6,000,000,000 are shares of voting common stock, par value $0.0001 per share, and 10,000,000 are shares of preferred stock, par value $0.0001 per share. On October 24, 2017 the Company filed a Certificate of Amendment of Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the authorized shares of common stock from 3,000,000,000 to 6,000,000,000 shares.

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

Certificate of Elimination for Series B and C Preferred Stock

On October 24, 2017, the Company filed a Certificate of Elimination with the Secretary of State of the State of Delaware to eliminate the Series B Convertible Preferred Stock and Series C Preferred Stock of the Company. None of the authorized shares of either the Series B or Series C Preferred Stock were outstanding.

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

During the year ended December 31, 2017, the Company had had the following sales of unregistered of equity securities to accredited investors unless otherwise indicated:

On February 28, 2017, Logic Works converted principal and interest of $291,044 into 82,640,392 shares of the Company’s common stock at a per share conversion price of $0.004.

During the year ended December 31, 2017, five vendors converted debt of $559,408 into 64,869,517 shares of the Company’s common stock at the fair market price of $0.0086 per share.

During the year ended December 31, 2017, four directors were issued 10,000,000 shares of the Company’s common stock at the fair market price of $0.0076 per share for 2017 director services.

During the year ended December 31, 2017, Chicago Venture converted principal and accrued interest of $2,688,000 into 554,044,030 shares of the Company’s common stock at a per share conversion price of $0.0049.

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

Warrants

The Company did not issue any warrants during the year ended December 31, 2017.

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

A summary of the warrants issued as of December 31, 2017 is as follows:

	December 31, 2017
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	595,000,000	$0.031
Issued	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at end of period	595,000,000	$0.031
Exerciseable at end of period	595,000,000

A summary of the status of the warrants outstanding as of December 31, 2017 is presented below:

	December 31, 2017
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life	Price	Exerciseable	Price
540,000,000	1.28	$0.033	540,000,000	$0.033
55,000,000	2.55	0.010	45,000,000	0.010

595,000,000	1.32	$0.031	585,000,000	$0.031

Warrants totaling 45,000,000 shares of common stock had an intrinsic value of $1,030,500 as of December 31, 2017.

NOTE 11– STOCK OPTIONS

Description of Stock Option Plan

On October 23, 2017, the Company’s Shareholders authorized a Stock Incentive Plan whereby a maximum of 100,000,000 shares of the Company’s common stock could be granted in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, and Other Stock-Based Awards. The Company has outstanding unexercised stock option grants totaling 56,000,000 shares as of December 31, 2017. The Company filed a registration statement on Form S-8 to register 100,000,000 shares of Company’s common stock related to the 2017 Stock Incentive Plan.

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

Stock Option Activity

During the year ended December 31, 2017, the Company had the following stock option activity:

On June 28, 2017, the Company’s Compensation Committee granted four advisory committee members each an option to purchase 500,000 shares of the Company’s common stock under the Company’s 2011 Stock Incentive Plan at an exercise price of $0.009 per share, the fair market price on June 28, 2017.

On October 1, 2017, Mr. Reichwein was granted an option to purchase 20,000,000 shares of our common stock under our 2011 Stock Incentive Plan at $0.006 per share. The shares vest as follows:

i	Ten million shares vested immediately;

ii	Ten million shares vest on a quarterly basis over two years beginning on the date of grant.

The stock option grants are exercisable for 5 years and were valued at $20,000.

On October 15, 2017, an entity controlled by Mr. Scott was granted an option to purchase 12,000,000 shares of common stock at an exercise price of $0.006 per share. The stock option grant vests quarterly over three years and is exercisable for 5 years. The stock option grant was valued at $18,000.

On October 25, 2017, Mr. Barnes was granted an option to purchase 10,000,000 shares of common stock at an exercise price of $0.007 per share. The stock option grant vests quarterly over three years and is exercisable for 5 years. The stock option grant was valued at $24,000.

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

As of December 31, 2017, there are 56,000,000 options to purchase common stock at an average exercise price of $0.007 per share outstanding under the 2017 Stock Incentive Plan. The Company recorded $29,250 and $121,770 of compensation expense, net of related tax effects, relative to stock options for the years ended December 31, 2017 and 2016 in accordance with ASC 505. Net loss per share (basic and diluted) associated with this expense was approximately ($0.00). As of December 31, 2017, there is $64,151 of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately 4.06 years.

Stock option activity for the years ended December 31, 2017 and 2016 is as follows:

		Weighted Average
	Options	Exercise Price	$
Outstanding as of December 31, 2015	29,020,000	$0.03	$811,000
Granted	-	-	-
Exercised	-	-	-
Forfeitures	(17,010,000)	(0.041)	(690,500)
Outstanding as of December 31, 2016	12,010,000	0.01	120,500
Granted	44,000,000	0.006	280,000
Exercised	-	-	-
Forfeitures	(10,000)	-	(500)
Outstanding as of December 31, 2017	56,000,000	$0.007	$400,000

The following table summarizes information about stock options outstanding and exercisable at December 31, 2017

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining Life	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Exerciseable	Exerciseable	Exerciseable
$0.006	32,000,000	4.75	$0.006	12,500,000	$0.006
0.007	10,000,000	4.75	0.007	1,391,666	0.007
0.009	2,000,000	2.50	0.009	333,333	0.009
0.010	12,000,000	1.88	0.010	12,000,000	0.010
	56,000,000	4.06	$0.007	26,225,000	$0.008

Stock option grants totaling 26,225,000 shares of common stock have an intrinsic value of $655,061 as of December 31, 2017.

NOTE 12 – COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

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

Sales, Payroll and Other Tax Liabilities

As of December 31, 2017, we owe approximately $119,000 in sales tax.

Other Legal Proceedings

We may be sued for non-payment of lease payments at closed stores. We are subject to legal actions with various vendors.

Operating Leases

On October 21, 2013, the Company entered into a lease agreement for retail space for its hydroponics store in Avon (Vail), Colorado. The lease expires on September 30, 2018. Monthly rent for year one of the lease is $2,792 and increased 3.5% per year thereafter through the end of the lease. We terminated this lease agreement as of August 31, 2917.

On December 7, 2016, the Company entered into entered into a Consent to Judgement and Settlement Agreement related to its retail hydroponics store located in Portland, Maine. This Agreement provides for a monthly lease payment of $5,373 through May 1, 2020. We also agreed to a repayment schedule for past due rent and owes $45,175 as of December 31, 2017. We are past due on the repayment schedule by $45,175 as of December 31, 2017. We do not have an option to extend the lease after May 1, 2020.

On May 31, 2017, the Company rented space at 5400 Carillon Point, Kirkland, Washington 98033 for $623 per month for our corporate office and use of space in the Regus network, including California. Our agreement expires May 31, 2018 and is expected to be renewed.

On October 1, 2017, GrowLife Hydroponics, Inc. entered into a lease in Calgary, Canada. The monthly lease is approximately $1,997. The lease expires September 30, 2022.

On December 19, 2017, GrowLife Innovations, Inc. entered into a lease in Grand Prairie, Texas dated October 9, 2017, for the manufacturing and distribution of its flooring products. The monthly lease is approximately $15,000. The lease expires December 15, 2018 and can be renewed.

The aggregate future minimum lease payments under operating leases, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended December 31,	Total
2018	$319,962
2019	174,615
2020	61,668
2021	-
2022	-
Beyond	-
Total	$556,245

Employment and Consulting Agreements

Employment Agreement with Marco Hegyi

On October 21, 2016, the Company entered into Agreement with Marco Hegyi pursuant to which the Company engaged Mr. Hegyi as its Chief Executive Officer through October 20, 2018. Mr. Hegyi’s previous Employment Agreement was dated December 4, 2013 and was set to expire on December 4, 2016.

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

Mr. Hegyi is entitled to participate in all group employment benefits that are offered by the Company to its senior executives and management employees from time to time, subject to the terms and conditions of such benefit plans, including any eligibility requirements. In addition, the Company agreed to purchase and maintain during the Term an insurance policy on Mr. Hegyi’s life in the amount of $2,000,000 payable to Mr. Hegyi’s named heirs or estate as the beneficiary.

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

Chief Financial Officer Agreement with an Entity Controlled by Mark E. Scott

On July 31, 2014, the Company engaged Mr. Scott as its Consulting CFO from July 1, 2014 through September 30, 2014, and continuing thereafter until either party provides sixty-day notice to terminate the Letter or Mr. Scott enters into a full-time employment agreement. Mr. Scott became a full time employee on November 1, 2017.

Per the terms of the Scott Agreement, Mr. Scott’s compensation is $150,000 on an annual basis for the first year of the Scott Agreement. Mr. Scott is also entitled to receive an annual bonus equal to two percent of the Company’s EBITDA for that year. The Company’s Board of Directors granted Mr. Scott an option to purchase sixteen million shares of our Common Stock under our 2011 Stock Incentive Plan at an exercise price of $0.07 per share, the fair market price on July 31, 2014. On December 18, 2015, we reduced the exercise price to $0.01 per share. The shares vested as follows:

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

On October 21, 2016, Mr. Scott cancelled stock option grants totaling 12,000,000 shares of our common stock at $0.01 per share. Mr. Scott has an additional 2,000,000 share stock option grant which continues to vest monthly over 36 months and a 2,000,000 share stock option grant which vests upon the achievement of certain performance goals related to acquisitions (earned as of October 3, 2017). On October 15, 2017, an entity controlled by Mr. Scott was granted an option to purchase 12,000,000 shares of common stock at an exercise price of $0.006 per share. The option grant vests on a quarterly basis quarterly over three years.

All options have a five-year life and allow for a cashless exercise. The stock option grant is subject to the terms and conditions of our Stock Incentive Plan, including vesting requirements.  In the event that Mr. Scott’s continuous status as consultant to the Company is terminated by us without Cause or Mr. Scott terminates his employment with us for Good Reason as defined in the Scott Agreement, in either case upon or within twelve months after a Change in Control as defined in our Stock Incentive Plan except for CANX USA, LLC, then 100% of the total number of shares shall immediately become vested.

Mr. Scott is entitled to participate in all group employment benefits that are offered by us to our senior executives and management employees from time to time, subject to the terms and conditions of such benefit plans, including any eligibility requirements. In addition, the Company is required to purchase and maintain an insurance policy on Mr. Scott’s life in the amount of $2,000,000 payable to Mr. Scott’s named heirs or estate as the beneficiary. Finally, Mr. Scott is entitled to twenty days of vacation annually and has certain insurance and travel employment benefits.

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

Promotion Letter with Joseph Barnes

On October 10, 2014, the Company entered into a Promotion Letter with Joseph Barnes which was effective October 1, 2014 pursuant to which the Company engaged Mr. Barnes as its Senior Vice-President of Business Development from October 1, 2014 on an at will basis. On August 16, 2917, Mr. Joseph Barnes, Senior Vice-President of Business Development GrowLife Hydroponics, Inc, was promoted to President of GrowLife Hydroponics, Inc.

Per the terms of the Barnes Agreement, Mr. Barnes’s compensation is $90,000 on an annual basis. On January 1, 2016, Mr. Barnes salary was increased to $120,000 per year. On August 16, 2017, Mr. Barnes was increased to $150,000 per year. Mr. Barnes received a bonus of $6,500 and is also entitled to receive a quarterly bonus based on growth of our growth margin dollars. No quarterly bonuses were earned under this Promotion Letter. Mr. Barnes was granted an option to purchase eight million shares of our common stock under our 2011 Stock Incentive Plan at $0.050 per share. The shares vest as follows:

i	Two million shares vested immediately;

iv	Six million shares vest on a monthly basis over a period of three years beginning on the date of grant.

On October 12, 2016, we amended the exercise price of the stock option grants for Mr. Barnes to $0.010 per share. On October 25, 2017, Mr. Barnes was granted an option to purchase 10,000,000 shares of common stock at an exercise price of $0.007 per share. The option grant vests on a quarterly basis over three years.

All options have a five-year life and allow for a cashless exercise. The stock option grant is subject to the terms and conditions of our Stock Incentive Plan, including vesting requirements.  In the event that Mr. Barnes’s continuous status as employee to us is terminated by us without Cause or Mr. Barnes terminates his employment with us for Good Reason as defined in the Barnes Agreement, in either case upon or within twelve months after a Change in Control as defined in our Stock Incentive, then 100% of the total number of shares shall immediately become vested.

Mr. Barnes is to participate in all group employment benefits that are offered by us to our senior executives and management employees from time to time, subject to the terms and conditions of such benefit plans, including any eligibility requirements. Finally, Mr. Barnes is entitled to fifteen days of vacation annually and has certain insurance and travel employment benefits.

Mr. Barnes may receive severance benefits and our obligation under a termination by the Company without Cause or Mr. Barnes terminates his employment for Good Reason are discussed above.

Offer Letter with David Reichwein

On October 1, 2017, the Company entered into an Offer Letter with David Reichwein pursuant to which the Company engaged Mr. Reichwein as its Vice-President of Research and Development on an at will basis.

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

All options will have a five-year life and allow for a cashless exercise. The stock option grant is subject to the terms and conditions of our Stock Incentive Plan, including vesting requirements.  In the event that Mr. Reichwein’s continuous status as employee to the Company is terminated by us without Cause or Mr. Reichwein terminates his employment with us for Good Reason as defined in the Reichwein Agreement, in either case upon or within twelve months after a Change in Control as defined in our Stock Incentive, then 100% of the total number of shares shall immediately become vested.

Mr. Reichwein is to participate in all group employment benefits that are offered by the Company to its senior executives and management employees from time to time, subject to the terms and conditions of such benefit plans, including any eligibility requirements. Finally, Mr. Reichwein is entitled to fifteen days of vacation annually and has certain insurance and travel employment benefits.

Mr. Reichwein may receive severance benefits and our obligation under a termination by the Company without Cause or Mr. Reichwein terminates his employment for Good Reason are discussed above.

Consulting Agreement with an Entity Controlled by Michael E. Fasci

On October 21, 2016, the Company entered into a Consulting Agreement with an entity controlled by Michael E. Fasci. Mr. Fasci agreed to provide services related to lender management, financing and acquisitions. Mr. Fasci’s compensation is 2,000,000 shares of our common stock valued at $0.01 per share and to be issued on April 21, 2017 and October 21, 2017. The Agreement expired October 20, 2017.

NOTE 13 – INCOME TAXES

The Company has incurred losses since inception, which have generated net operating loss carryforwards.  The net operating loss carryforwards arise from United States sources.

Pretax losses arising from United States operations were approximately $5,300,000 and $7,700,000 and for the years ended December 31, 2017 and 2016, respectively.

The Company has net operating loss carryforwards of approximately $18,000,000, which expire in 2021-2031. Because it is not more likely than not that sufficient tax earnings will be generated to utilize the net operating loss carryforwards, a corresponding valuation allowance of approximately $7,100,000 was established as of December 31, 2017. Additionally, under the Tax Reform Act of 1986, the amounts of, and benefits from, net operating losses may be limited in certain circumstances, including a change in control.

Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. There can be no assurance that the Company will be able to utilize any net operating loss carryforwards in the future.

For the year ended December 31, 2017, the Company’s effective tax rate differs from the federal statutory rate principally due to net operating losses, warrants issued for services, change in fair value of derivative and debt discount.

The principal components of the Company’s deferred tax assets at December 31, 2017 and 2016 are as follows:

	2017	2016
U.S. operations loss carry forward and state at statutory rate of 40%	$7,154,699	$6,704,362
Less valuation allowance	7,154,699	(6,704,362)
Net deferred tax assets	-	-
Change in valuation allowance	$7,154,699	$(6,704,362)

A reconciliation of the United States Federal Statutory rate to the Company’s effective tax rate for the years ended December 31, 2017 and 2016 is as follows:

	2017	2016
Federal statutory rate	-34.0%	-34.0%
State income tax rate	-6.0%	-6.0%
Change in valuation allowance	40.0%	40.0%
Effective tax rate	0.0%	0.0%

The Company’s tax returns for 2012 to 2017 are open to review by the Internal Revenue Service.

NOTE 14 – SUBSEQUENT EVENTS

The Company evaluates subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements are available.

Subsequent to December 31, 2017, the following material transactions occurred:

Equity Issuances

On February 7, 2018, the Company issued 7,660,274 shares to three directors. The shares were valued at the fair market price of $0.020 per share or $153,205. The shares were issued for annual director service to the Company.

On February 12, 2018, the Company received a Notice of Conversion from Forglen LLC converting principal and interest of $321,945.00 owed under that certain 7% Convertible Note as amended June 19, 2014 into 127,000,000 shares of our common stock with a fair value of $2,235,200

On March 13, 2018, the Company, received a Notice of Conversion from Logic Works LLC converting principal and interest of $41,690 owed under that a 6% Convertible Note into 16,445,609 shares of our common stock with a fair value of $248,329. As of March 13, 2018, the outstanding balance on the Convertible Note was $0.

During the three months ended March 31, 2018, Chicago Venture converted principal and interest of $1,877,668 into 333,821,634 shares of our common stock at a per share conversion price of $0.0055 with a fair value of $5,040,707.

Securities Purchase Agreements with St. George Investments, LLC

On February 9, 2018, the Company executed the following agreements with St. George Investments LLC, a Utah limited liability company (“St. George”): (i) Securities Purchase Agreement; and (ii) Warrant to Purchase Shares of Common Stock. The Company entered into the St. George Agreements with the intent to acquire working capital to grow the Company’s businesses.

Pursuant to the St. George Agreements, the Company agreed to sell and to issue to St. George for an aggregate purchase price of $1,000,000: (a) 48,687,862 Shares of newly issued restricted Common Stock of the Company; and (b) the Warrant. St. George has paid the entire Purchase Price for the Securities.

The Warrant is exercisable for a period of five (5) years from the Closing, for the purchase of up to 48,687,862 shares of the Company’s Common Stock at an exercise price of $0.05 per share of Common Stock. The Warrant is subject to a cashless exercise option at the election of St. George and other adjustments as detailed in the Warrant.

On March 20, 2018, the Company entered into and closed on a Common Stock Purchase Agreement with St. George Investments, LLC, a Utah limited liability company.

Pursuant to the St. George Agreements, the Company sold and agreed to issue to St. George 6,410, 256 shares of newly issued restricted Common Stock of the Company at a purchase price of $0.0156 per share. The Purchase Price was paid at Closing and the Shares shall be issued upon the satisfaction of the Share Delivery Conditions as set forth in the Agreement. The Shares purchased represents less than 0.3% of the Company’s current issued and outstanding common stock.

First Addendum to Agreements with David Reichwein

On February 16, 2018, the Company entered into an Addendum to amend the terms between the Company and David Reichwein. Pursuant to the First Addendum, the Company purchased the remaining 49% of the Purchased Assets in exchange for a one-time payment of $250,000 and the cancellation of Reichwein’s right to receive a 10% commission on certain sales of Free Fit products as was set forth in Reichwein’s employment agreement. In exchange for the cancellation of the commission in the employment agreement, Reichwein was granted the opportunity to earn up to two $100,000 cash bonuses and an aggregate common stock bonus of up to 7,500,000 shares if certain revenue and gross margin goals are met in 2018.

Amendment 2 to Note with Forglen LLC

On February 23, 2018, the Company, submitted a Notice of Prepayment to Forglen LLC to prepay the balance owed under that certain 7% Convertible Note as amended June 19, 2014 (the “Convertible Note”). In response to the Prepay Notice, Forglen submitted a Notice of Conversion on March 8, 2018 to convert the entire balance of the Note and all accrued interest. Upon negotiations between Forglen and the Company, the parties entered into a Second Amendment to the Note, dated March 12, 2018.

Pursuant to the Amendment, the Note’s maturity date has been extended to December 31, 2019, and interest on the Note shall accrue at 7% per annum, compounding on the maturity date. As consideration for the Amendment, the Company rescinded its Prepay Notice and Forglen rescinded its Conversion Notice. Additionally, after review of the Note and accrued interest, the Parties agreed that as of March 12, 2018, the outstanding balance on the Note was $270,787.

Installment Agreement with the City of Boulder, Colorado

On March 12, 2017, the Company entered into an Installment Agreement with the City of Boulder, Colorado. This Agreement requires the Company to pay $5,000 per month over the next twenty four months or $119,217 for unpaid sales taxes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, GrowLife, Inc. (the "Registrant") has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GROWLIFE, INC.

Date: March 28, 2018	By:	/s/ Marco Hegyi
Marco Hegyi
Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Mark E. Scott
Mark Scott
Chief Financial Officer, Director and Secretary (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURES	TITLE	DATE

/s/ Marco Hegyi	Chief Executive Officer and Director	March 28, 2018
Marco Hegyi	(Principal Executive Officer)

/s/ Mark E. Scott	Chief Financial Officer, Director and Secretary	March 28, 2018
Mark E. Scott	(Principal Financial/Accounting Officer)

/s/ Michael E. Fasci	Director	March 28, 2018
Michael E. Fasci

/s/ Katherine McLain	Director	March 28, 2018
Katherine McLain

/s/ Thom Kozik	Director	March 28, 2018
Thom Kozik