Form 10-Q
period 2018-03-31
GROWLIFE, INC.
filed 2018-05-01
CIK 1161582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
OR

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 1, 2018, there were 2,913,559,657 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

ITEM 1.    FINANCIAL STATEMENTS

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
ASSETS		(Audited)

CURRENT ASSETS:
Cash and cash equivalents	$608,710	$69,191
Inventory, net	533,990	465,678
Deposits	24,308	24,308
Total current assets	1,167,008	559,177

EQUIPMENT, NET	541,875	302,689

TOTAL ASSETS	$1,708,883	$861,866

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade	$1,049,243	$821,398
Accrued expenses	12,946	133,988
Accrued expenses - related parties	42,832	37,776
Derivative liability	294,475	2,660,167
Current portion of convertible notes payable	1,588,122	3,015,021
Deferred revenue	103,491	10,000
Total current liabilities	3,091,109	6,678,350

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock - $0.0001 par value, 10,000,000 shares authorized, no shares
issued and outstanding	-	-
Common stock - $0.0001 par value, 6,000,000,000 shares authorized, 2,913,559,657
and 2,367,634,022 shares issued and outstanding at 3/31/2018 and 12/31/2017, respectively	291,345	236,752
Additional paid in capital	132,299,609	123,678,069
Accumulated deficit	(133,973,180)	(129,731,305)
Total stockholders' deficit	(1,382,226)	(5,816,484)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,708,883	$861,866

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended,
	March 31, 2018	March 31, 2017

NET REVENUE	$708,936	$467,565
COST OF GOODS SOLD	632,517	452,082
GROSS PROFIT	76,419	15,483
GENERAL AND ADMINISTRATIVE EXPENSES	1,179,457	413,262
OPERATING LOSS	(1,103,038)	(397,779)

OTHER INCOME (EXPENSE):
Change in fair value of derivative	2,358,444	1,790,814
Interest expense, net	(388,304)	(202,784)
Loss on debt conversions	(5,108,977)	(1,367,400)
Total other (expense) income	(3,138,837)	220,630

(LOSS) BEFORE INCOME TAXES	(4,241,875)	(177,149)

Income taxes - current benefit	-	-

NET (LOSS)	$(4,241,875)	$(177,149)

Basic and diluted (loss) per share	$(0.00)	$(0.00)

Weighted average shares of common stock outstanding- basic and diluted	2,708,232,869	1,825,906,568

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended,
	March 31, 2018	March 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,241,875)	$(177,149)
Adjustments to reconcile net loss to net cash (used in)
operating activities
Depreciation and amortization	10,814	1,890
Stock based compensation	54,648	48,583
Common stock issued for services	153,206	15,000
Amortization of debt discount	249,329	61,610
Change in fair value of derivative liability	(2,358,444)	(1,790,814)
Accrued interest on convertible notes payable	32,827	113,045
Loss on debt conversions	5,108,977	1,367,400
Changes in operating assets and liabilities:
Inventory	(68,312)	(41)
Accounts payable	245,845	(150,782)
Accrued expenses	(115,986)	(22,325)
Deferred revenue	93,491	(27,995)
CASH (USED IN) OPERATING ACTIVITIES	(835,480)	(561,578)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in purchased assets
	(250,000)	-
NET CASH (USED IN) INVESTING ACTIVITIES:	(250,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash provided from Convertible Promissory Note with Chicago Venture Partners, L.P.	525,000	2,059,401
Share issuances to St. George Investments LLC	1,100,000	-
Cash payoff to TCA Global Credit Master Fund, LP	-	(1,515,901)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,625,000	543,500

NET INCREASE IN CASH AND CASH EQUIVALENTS	539,520	(18,078)

CASH AND CASH EQUIVALENTS, beginning of period	69,191	103,070

CASH AND CASH EQUIVALENTS, end of period	$608,710	$84,992

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash investing and financing activities:
Shares issued for convertible note and interest conversion	$2,468,590	$1,544,044
Common shares issued for accounts payable	$18,000	$127,148

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

These financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended December 31, 2017. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results expected for the full fiscal year, or for any other fiscal period.

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

On October 17, 2017, the Company was informed by Alpine Securities Corporation (“Alpine”) that Alpine has demonstrated compliance with the Financial Industry Regulatory Authority (“FINRA”) Rule 6432 and Rule 15c2-11 under the Securities Exchange Act of 1934. As a result, Alpine may initiate an unpriced quotation for the Company’s common stock. The Company filed an application with the OTC Markets to list the Company’s common stock on the OTCQB. On March 20, 2018 the Company’s Common Stock began trading on the OTCQB.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $4,241,875, $7,694,684 and $5,688,845 for the three months ended March 31, 2018 and the years ended December 31, 2017 and 2016, respectively. Our net cash used in operating activities was $835,480, $2,082,493 and $1,212,192 for the three months ended March 31, 2018 and the years ended December 31, 2017 and 2016, respectively.

The Company anticipates that it will record losses from operations for the foreseeable future. As of March 31, 2018, the accumulated deficit was $133,973,180.  The Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements during this period primarily through the recurring issuance of convertible notes payable and advances from a related party. The audit opinion prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2017 and 2016 filed with the SEC on March 31, 2018 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

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

Cash and Cash Equivalents - The Company classifies highly liquid temporary investments with an original maturity of nine months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. At March 31, 2018, the Company has cash in excess of FDIC in the amount of $395,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.

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

Inventories - Inventories are recorded on a first in first out basis. Inventory consists of raw materials, purchased finished goods and components held for resale. Inventory is valued at the lower of cost or market. The reserve for inventory was $20,000 as of March 31, 2018 and December 31, 2017, respectively.

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

Sales Returns - We allow customers to return defective products when they meet certain established criteria as outlined in our sales terms and conditions. It is our practice to regularly review and revise, when deemed necessary, our estimates of sales returns, which are based primarily on actual historical return rates. We record estimated sales returns as reductions to sales, cost of goods sold, and accounts receivable and an increase to inventory. Returned products which are recorded as inventory are valued based upon the amount we expect to realize upon its subsequent disposition. As of March 31, 2018 and December 31, 2017, there was no reserve for sales returns, which are minimal based upon our historical experience.

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

Net (Loss) Per Share - Under the provisions of ASC 260, “Earnings per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The common stock equivalents have not been included as they are anti-dilutive. As of March 31, 2018, there are also (i) stock option grants outstanding for the purchase of 59 million common shares at a $0.008 average exercise price; (ii) warrants for the purchase of 595 million common shares at a $0.031 average exercise price; and (iii) 107 million shares related to convertible debt that can be converted at $0.002535 per share. In addition, we have an unknown number of common shares to be issued under the Chicago Venture Partners, L.P. financing agreements. As of March 31, 2017, there are also (i) stock option grants outstanding for the purchase of 12,010,000 common shares at a $0.010 average strike price; (ii) warrants for the purchase of 595 million common shares at a $0.031 average exercise price; and (iii) 130,106,389 shares related to convertible debt that can be converted at $0.0036 per share. In addition, we have an unknown number of common shares to be issued under the Chicago Venture Partners, L.P. financing agreements.

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

The Company entered into a Secured Convertible Note and Secured Credit Facility dated June 25, 2014 with Logic Works whereby Logic Works agreed to provide up to $500,000 in funding. Each funding required approval in advance by Logic Works, provided interest at 6% with a default interest of 24% per annum and requires repayment by June 26, 2016. The Note is convertible into common stock of the Company at the lesser of $0.0070 or (B) twenty percent (20%) of the average of the nine (3) lowest daily VWAPs occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable conversion date on which Logic Works elects to convert all or part of this 6% Convertible Note, subject to adjustment as provided in the Note. The 6% Convertible Note is collateralized by the assets of the Company. As of March 31, 2018, the outstanding balance on the Convertible Note was $0.

OGI was incorporated on January 7, 2014 in the State of Nevada and had no business activities as of March 31, 2018.

NOTE 5 – INVENTORY

Inventory as of March 31, 2018 and December 31, 2017 consists of the following:

	March 31,	December 31,
	2018	2017

Raw materials	$178,311	$110,000
Finished goods	375,679	375,678
Inventory reserve	(20,000)	(20,000)
Total	$533,990	$465,678

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

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2018 and December 31, 2017 consists of the following:

	March 31,	December 31,
	2018	2017

Machines and equipment	$552,689	$365,861
Furniture and fixtures	-	49,787
Computer equipment	-	52,304
Leasehold improvements	-	56,965
Total property and equipment	552,689	524,917
Less accumulated depreciation and amortization	(10,814)	(222,228)
Net property and equipment	$541,875	$302,689

Fixed assets, net of accumulated depreciation, were $541,875 and $302,689 as of March 31, 2018 and December 31, 2017, respectively. Accumulated depreciation was $10,814 and $222,228 as of March 31, 2018 and December 31, 2017, respectively. Total depreciation expense was $10,814 and $1,890 for the three months ended March 31, 2017 and 2016, respectively. All equipment is used for manufacturing, selling, general and administrative purposes and accordingly all depreciation is classified in cost of goods sold, selling, general and administrative expenses. The Company will begin depreciation on the purchased machine January 1, 2018 when significant operations begin.

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

The Company acquired its 51% interest in the Purchased Assets for $400,000. The Company funded equipment and rent of an office lease. On February 16, 2018, the Company purchased the remaining 49% of the Purchased Assets in exchange for a one-time payment of $250,000. As of March 31, 2018, the Company had recorded investment in purchased assets of $552,689.

During the three months ended March 31, 2018, the Company retired fully depreciated assets of $222,228.

NOTE 7– CONVERTIBLE NOTES PAYABLE, NET

Convertible notes payable as of March 31, 2018 consisted of the following:

				Balance
		Accrued	Debt	As of
	Principal	Interest	Discount	March 31, 2018
10% OID Convertible Promissory Note with Chicago Venture Partners, L.P.	$1,748,023	$115,059	$(546,734)	$1,316,348
7% Convertible note ($850,000)	270,787	987	-	271,774
	$2,018,810	$116,046	$(546,734)	$1,588,122

Convertible notes payable as of December 31, 2017 consisted of the following:

				Balance
		Accrued	Debt	As of
	Principal	Interest	Discount	December 31, 2017
6% Secured convertible note (2014)	$39,251	$1,974	$-	$41,225
7% Convertible note ($850,000)	250,000	321,652	-	571,652
10% OID Convertible Promissory Note with Chicago Venture Partners, L.P.	2,980,199	120,492	(698,547)	2,402,144
	$3,269,450	$444,118	$(698,547)	$3,015,021

6% Secured Convertible Note and Secured Credit Facility (2014)

On March 13, 2018, the Company, received a Notice of Conversion from Logic Works LLC converting principal and interest of $41,690 owed under that a 6% Convertible Note into 16,445,609 shares of our common stock with a fair value of $248,329. As of March 13, 2018, the outstanding balance on the Convertible Note was $0.

7% Convertible Notes Payable

As of December 31, 2017, the outstanding principal on this 7% convertible note was $250,000 and accrued interest was $321,652, which results in a total liability of $571,652.

On February 12, 2018, the Company received a Notice of Conversion from Forglen LLC converting principal and interest of $321,945 owed under that certain 7% Convertible Note as amended June 19, 2014 into 127,000,000 shares of the Company’s common stock with a fair value of $2,235,200.

On February 23, 2018, the Company, submitted a Notice of Prepayment to Forglen LLC to prepay the balance owed under that certain 7% Convertible Note as amended June 19, 2014. In response to the Prepay Notice, Forglen submitted a Notice of Conversion on March 8, 2018 to convert the entire balance of the Note and all accrued interest. Upon negotiations between Forglen and the Company, the parties entered into a Second Amendment to the Note, dated March 12, 2018.

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

As of March 31, 2018, the outstanding principal on this 7% convertible note was $270,787 and accrued interest was $987, which results in a total liability of $271,774.

Funding from Chicago Venture Partners, L.P. (“Chicago Venture”)

As of December 31, 2017, the outstanding principal balance due to Chicago Venture was $2,980,199, accrued interest was $120,492, net of the discount of $698,547, which results in a total amount of $2,402,144.

As of March 31, 2018, the outstanding principal balance due to Chicago Venture is $1,748,023, accrued interest was $115,059, net of the discount of $546,734, which results in a total amount of $1,316,348.

During the three months ended March 31, 2018, Chicago Venture converted principal and interest of $1,877,668 into 338,821,634 shares of our common stock at a per share conversion price of $0.0055 with a fair value of $5,073,390. The Company recognized $3,195,722 of loss on debt conversions during the three months ended March 31, 2018. The Company has $400,000 in available under this debt financing.

During the three months ended March 31, 2018, the Company recorded an OID debt discount expense of $249,329 to interest expense related to the Chicago Venture financing.

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

There was a derivative liability of $294,475 as of March 31, 2018. For the three months ended March 31, 2018, the Company recorded non-cash income of $2,358,444 related to the “change in fair value of derivative” expense related to the Chicago Venture financing. The income related to a decline in the share price and Chicago Venture converted principal and interest of $1,877,668 into 338,821,634 shares of our common stock during the three months ended March 31, 2018.

Derivative liability as of March 31, 2018 was as follows:

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	March 31, 2018

Liabilities:
Derivative Instruments	$-	$294,475	$-	$294,475

Total	$-	$294,475	$-	$294,475

NOTE 9 – RELATED PARTY TRANSACTIONS AND CERTAIN RELATIONSHIPS

Related Party Transactions

Since January 1, 2018, the Company engaged in the following reportable transactions with our directors, executive officers, holders of more than 5% of our voting securities, and affiliates or immediately family members of our directors, executive officers and holders of more than 5% of our voting securities.

On February 7, 2018, the Company issued 7,660,274 shares to three directors. The shares were valued at the fair market price of $0.020 per share or $153,205. The shares were issued for annual director service to the Company.

Certain Relationships

Please see the transactions with CANX, LLC and Logic Works in Note 4, and Chicago Venture Partners, L.P. discussed in Note 7, 8 and 10.

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

Equity Issuances

During the three months ended March 31, 2018, the Company had had the following sales of unregistered of equity securities to accredited investors unless otherwise indicated:

On February 7, 2018, the Company issued 7,660,274 shares to three directors. The shares were valued at the fair market price of $0.020 per share or $153,205. The shares were issued for annual director service to the Company.

On February 12, 2018, the Company received a Notice of Conversion from Forglen LLC converting principal and interest of $321,945 owed under that certain 7% Convertible Note as amended June 19, 2014 into 127,000,000 shares of the Company’s common stock with a fair value of $2,235,200.

On February 16, 2018, the Company issued 900,000 shares of its common stock to a service provider pursuant to a conversion of debt totaling $18,000. The shares were valued at the fair market price of $0.020 per share.

On March 13, 2018, the Company, received a Notice of Conversion from Logic Works LLC converting principal and interest of $41,690 owed under that a 6% Convertible Note into 16,445,609 shares of our common stock with a fair value of $248,329. As of March 13, 2018, the outstanding balance on the Convertible Note was $0.

During the three months ended March 31, 2018, Chicago Venture converted principal and interest of $1,877,668 into 338,821,634 shares of our common stock at a per share conversion price of $0.0055 with a fair value of $5,073,390.

Securities Purchase Agreements with St. George Investments, LLC

On February 9, 2018, the Company executed the following agreements with St. George Investments LLC, a Utah limited liability company: (i) Securities Purchase Agreement; and (ii) Warrant to Purchase Shares of Common Stock. The Company entered into the St. George Agreements with the intent to acquire working capital to grow the Company’s businesses.

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

Pursuant to the St. George Agreements, the Company sold and agreed to issue to St. George 6,410,256 shares of newly issued restricted Common Stock of the Company at a purchase price of $0.0156 per share. The Purchase Price was paid at Closing and the Shares shall be issued upon the satisfaction of the Share Delivery Conditions as set forth in the Agreement. The Shares purchased represents less than 0.3% of the Company’s current issued and outstanding common stock. The Company has $500,000 available from St. George.

Warrants

The Company did not issue any warrants during the three months ended March 31, 2018.

A summary of the warrants issued as of March 31, 2018 is as follows:

	March 31, 2018
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	595,000,000	$0.031
Issued	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at end of period	595,000,000	$0.031
Exerciseable at end of period	595,000,000

A summary of the status of the warrants outstanding as of March 31, 2018 is presented below:

	March 31, 2018
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life	Price	Exerciseable	Price
540,000,000	1.00	$0.033	540,000,000	$0.033
55,000,000	2.30	0.010	45,000,000	0.010

595,000,000	1.04	$0.031	585,000,000	$0.031

Warrants totaling 55 million shares of common stock had an intrinsic value of $301,500 as of March 31, 2018.

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

Stock Option Activity

During the three months ended March 31, 2018, the Company had the following stock option activity:

On February 23, 2018, an employee was granted an option to purchase 2,000,000 shares of common stock at an exercise price of $0.020 per share. The stock option grant vests quarterly over two years and is exercisable for 5 years. The stock option grant was valued at $40,000.

On February 23, 2018, an employee was granted an option to purchase 1,000,000 shares of common stock at an exercise price of $0.020 per share. The stock option grant vests quarterly over one year and is exercisable for 5 years. The stock option grant was valued at $20,000.

As of December 31, 2017, there are 59,000,000 options to purchase common stock at an average exercise price of $0.008 per share outstanding under the 2017 Stock Incentive Plan. The Company recorded $5,898 and $7,541 of compensation expense, net of related tax effects, relative to stock options for the three months ended March 31, 2018 and 2017 in accordance with ASC 505. Net loss per share (basic and diluted) associated with this expense was approximately ($0.00). As of March 31, 2018, there is $77,755 of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately 3.87 years.

Stock option activity for the three months ended March 31, 2018 and the years ended December 31, 2017 and 2016 is as follows:

		Weighted Average
	Options	Exercise Price	$
Outstanding as of December 31, 2015	29,020,000	$0.03	$811,000
Granted	-	-	-
Exercised	-	-	-
Forfeitures	(17,010,000)	(0.041)	(690,500)
Outstanding as of December 31, 2016	12,010,000	0.01	120,500
Granted	44,000,000	0.006	280,000
Exercised	-	-	-
Forfeitures	(10,000)	(0.050)	(500)
Outstanding as of December 31, 2017	56,000,000	0.007	400,000
Granted	3,000,000	0.020	60,000
Exercised	-	-	-
Forfeitures	-	-	-
Outstanding as of March 31, 2018	59,000,000	$0.008	$460,000

The following table summarizes information about stock options outstanding and exercisable as of March 31, 2018:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining Life	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Exerciseable	Exerciseable	Exerciseable
$0.006	32,000,000	4.50	$0.006	13,666,667	$0.006
0.007	10,000,000	4.50	0.007	1,666,666	0.007
0.009	2,000,000	2.25	0.009	500,000	0.009
0.010	12,000,000	1.63	0.010	12,000,000	0.010
0.020	3,000,000	5.00	0.020	-
	59,000,000	3.87	$0.008	27,833,333	$0.008

Stock option grants totaling 56,000,000 shares of common stock had an intrinsic value of $246,650 as of March 31, 2018.

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

Sales, Payroll and Other Tax Liabilities

On March 12, 2017, the Company entered into an Installment Agreement with the City of Boulder, Colorado. This Agreement requires the Company to pay $5,000 per month over the next twenty four months or $119,217 for unpaid sales taxes. As of March 31, 2018, we owe $114,217 in sales tax to the City of Boulder, CO.

Other Legal Proceedings

We may be sued for non-payment of lease payments at closed stores. We may be subject to legal actions with various vendors.

Operating Leases

On December 7, 2016, the Company entered into entered into a Consent to Judgement and Settlement Agreement related to its retail hydroponics store located in Portland, Maine. This Agreement provides for a monthly lease payment of $5,373 through May 1, 2020. We also agreed to a repayment schedule for past due rent and owe $54,010 as of December 31, 2017. We are past due on the repayment schedule by $54,010 as of March 31, 2018. We do not have an option to extend the lease after May 1, 2020.

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

The aggregate future minimum lease payments under operating leases, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended March 31,	Total
2019	$278,683
2020	169,242
2021	58,422
2022	-
2023	-
Beyond	-
Total	$506,347

Employment and Consulting Agreements

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

Consulting Agreement with an Entity Controlled by Michael E. Fasci

On March 20, 2018, the Company terminated a Consulting Agreement dated October 21, 2016 with an entity controlled by Michael E. Fasci. Mr. Fasci agreed to provide services related to lender management, financing and acquisitions.

NOTE 13 – SUBSEQUENT EVENTS

The Company evaluates subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements are available.

There are no material events subsequent to March 31, 2018.

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

-
In 2017, the Hydroponic Growing Equipment Stores industry generated $689.7 million in gross revenue with total profits of $26.9 million.

-
The industry grew 4.4% from 2012 to 2017 and is expected to continuing growing at a rate of 1.7% through 2022.

-
As of 2017, there are approximately 1,948 businesses engaged in the industry, which contribute $210 million in wages and salaries to the nation’s economy.

-
No companies have been identified as “major players”.

-
Household consumers comprise the largest market segment for the industry, accounting for 48.1% of the market in 2017, with farms and agriculture representing 37.2% of the market and 14.7% represented by other types including: retail establishments, equipment wholesalers, repair shops, industrial companies, and government bodies.

-
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

-
Much of the industry’s sudden popularity is the result of heightened consumer interest in locally grown and organic produce; many producers of hydroponic fruits and vegetables strive to use sustainable business practices and natural nutrients and pesticides

-
Consumer interest in organic foods and hydroponic growing has also increased as disposable income continues to rise.

-
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

-
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

-
Most hydroponic growing equipment stores are small business operations that serve their immediate geographic areas. GrowLife serves a nationwide audience with expansion into Canada.

Growth Outlook:

“The industry is growing faster than overall GDP”

IBIS World expects the Cannabis industry revenue to grow an annualized 1.7% to $750.2 million over the five years to 2022.

Factors:

-
Increasing consumer focus on healthy eating habits will likely spur demand as more consumers seek out organic and pesticide-free produce and opt to grow their own or purchase locally produced organic foods made with hydroponic growing equipment.

-
Medical and recreational marijuana is expected to be approved in an increasing number of US states over the next five years, which will lead more patients and entrepreneurs to buy marijuana and hydroponic growing equipment to fulfill demand for this growing market.

-
This industry will also continue to benefit from risk-averse local farmers wishing to break their reliance on weather conditions that may be increasingly volatile.

-
IBIS World estimates that per capita disposable income will rise at an annualized rate of 2.7% over the five years to 2022.

-
The US Department of Agriculture reported in 2016 that the number of certified organic food operators increased nearly 12.0% from 2015, and this growth is expected to remain high over the next five years.

-
IBIS World expects profitability to fall somewhat over the next five years as price-based competition accelerates.

Competitive Advantages

-
IBIS World anticipates that the number of industry establishments will increase at an annualized rate of 5.1% to 3,123 over the five years to 2022 earning it the rating of “Highly competitive”

-
Market share concentration is low with only one company representing over 1% of market share.

-
Barriers to Entry in this industry are Low

Medical and Recreational Marijuana Growing Industry

Industry Definition:

This emerging industry pertains to those engaged in the practice of cultivating and producing legal marijuana plants for the medical and recreational consumer markets.

US 2016 Key Industry Statistics:

-
In 2016, the Medical and Recreational Marijuana Growing industry generated $3.5 billion in gross revenue with total profits of $233.4 million.

-
The industry grew 28.3% from 2011 to 2016 and is expected to continuing growing at a rate of 33.5% through 2021.

-
As of 2016, there are approximately 148,294 businesses engaged in the industry, which contribute $957.6 million in wages and salaries to the nation’s economy.

-
No companies have been identified as “major players”.

-
Medical Marijuana patients with severe pain comprise the largest market segment for the industry, accounting for 64.6% of the market in 2016, with recreational consumers accounting for 14.1% of the market. The remaining market share is shared by consumers purchasing products for treatment of other various medical conditions.

-
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

-
Medical marijuana growers continue to benefit from the steadily aging population. Chronic illnesses have become more prevalent as the population continues to age, driving demand for medical marijuana.

-
An estimated 2.6 million people use marijuana for medicinal purposes, and this segment of the US population is anticipated to increase drastically over the next five years.

-
More than two-thirds of Americans now live in jurisdictions that have legalized either the medical or adult use of marijuana.

Growth Outlook:

“The industry is growing at a faster rate than the US economy”

-
Industry revenue is estimated to increase at an annualized rate of 33.5% to $15.0 billion over the five years to 2021.

Factors:

-
Continued legalization on the state level will increase accessibility to medical and recreational marijuana, increasing nationwide demand.

-
Growing acceptance of the marijuana products will increase demand. According to a poll conducted by Gallup, 36.0% of Americans between the ages of 18 to 29 have tried marijuana in 2013, compared with just 8.0% in 1969.

-
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

2016 Key Industry Statistics:

-
In 2016, the U.S. flooring market grew an estimated 5.1%, according to Market Insights, with total revenues of $21.174 billion.

-
North America flooring market will witness gains over 5% up to 2024 according to Global Market Insights.

Luxury Vinyl Tile

-
LVT now accounts for 16.5% of the total flooring market in dollars and 18.8% in volume after a 6.5% rise in units to 3.537 billion square feet. In 2015, resilient held a 13.3% market share in terms of dollars, which was up from 12.2% in 2014, 11.9% in 2013 and 11.2% in 2012 respectively.

-
Sales have gone from nearly $750 million in 2012 to $948 million in 2013, $1.142 billion in 2014, $1.651 billion in 2015 and $2.161 in 2016. That represents respective gains of 26.4%, 20.5%, 27.1% and 30.9% respectively

-
LVT sales have more than doubled in three years.

-
LVT increased significantly in both residential and commercial markets—dollars and square feet—in 2016. Residential LVT saw a 68.3% increase in square footage from 760 million in 2015 to 1.04 billion (including WPC), making up 76.1% of the LVT market. This number was 71% a year ago and 55% two years ago.

-
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

-
GrowLife’s LVT product FreeFit® features significant competitive advantages including:

o
20k+ HD imaging, “Real Touch” texture technology, fully customizable platform, “Seriously Easy to Install” design, made in the US, waterproof, lifespan 3x longer than traditional vinyl, 4mmm thickness and 22mil wear layer and wear and stain resistance

-
Direct to consumer sales model that major competitors cannot execute on due to resale agreements

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

Employees

As of March 31, 2018, we had twenty one full-time and part-time employees. Marco Hegyi, our Chief Executive Officer, is based in Kirkland, Washington. Mark E. Scott, our Chief Financial Officer, is based primarily in Seattle, Washington. In addition, we have approximately nineteen full and part time consultants located throughout the United States and Canada who operate our businesses. None of our employees are subject to a collective bargaining agreement or represented by a trade or labor union. We believe that we have a good relationship with our employees.

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

(dollars in thousands)

	Three Months Ended March 31,
	2018	2017	$ Variance	% Variance
Net revenue	$709	$467	$242	51.8%
Cost of goods sold	633	452	181	-40.0%
Gross profit	76	15	61	406.7%
General and administrative expenses	1,179	413	766	-185.5%
Operating loss	(1,103)	(398)	(705)	-177.1%
Other income (expense):
Change in fair value of derivative	2,358	1,791	567	31.7%
Interest expense, net	(388)	(203)	(185)	-91.1%
Loss on debt conversions	(5,109)	(1,367)	(3,742)	-273.7%
Total other (expense) income	(3,139)	221	(3,360)	-1520.4%
(Loss) before income taxes	(4,242)	(177)	(4,065)	-2296.6%
Income taxes - current benefit	-	-	-	0.0%
Net (loss)	$(4,242)	$(177)	$(4,065)	-2296.6%

THREE MONTHS ENDED MARCH 31, 2018 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2017

Revenue

Net revenue for the three months ended March 31, 2018 increased $242,000 to $709,000 as compared to $467,000 for the three months ended March 31, 2017. The increase resulted from increased sales personnel, increased channels of distribution, opening a store in Canada and the development of the reflective tiles and flooring product line.

Cost of Goods Sold

Cost of sales for the three months ended March 31, 2018 increased $181,000 to $633,000 as compared to $452,000 for the three months ended March 31, 2017. The increase was due increased sales, offset by lower cost of sales related to favorable product mix and increased supplier discounts.

Gross profit was $76,000 for the three months ended March 31, 2018 as compared to a gross profit of $15,000 for the three months ended March 31, 2017. The gross profit percentage was 10.8% for the three months ended March 31, 2018 as compared to 3.3% for the three months ended March 31, 2017. The gross profit increase was due increased sales, offset by lower cost of sales related to favorable product mix and increased supplier discounts.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2018 increased $766,000 to $1,179,000 as compared to $413,000 for the three months ended March 31, 2017. The variances were as follows: (i) an increase in insurance of $50,000;  (ii) an increase in rent of $46,000; (iii) an increase in payroll of $242,000; (iv) an increase in public relations of $5,000; (v) an increase in legal expense of $102,000; (vi) an increase in stock based compensation of $144,000; (vii) an increase in sales, marketing and trade show expenses of $38,000; (viii) an increase in depreciation of $11,000; and (ix) and an increase in other expenses of $128,000. As part of the general and administrative expenses for the year ended December 31, 2017, we recorded public relation, investor relation or business development expenses of $5,000, $0 and $0 respectively. The increase resulted from increased sales personnel, increased channels of distribution, opening a store in Canada and the development of the reflective tiles and flooring product line.

Non-cash general and administrative expenses for the three months ended March 31, 2018 were $218,000 including (i) depreciation and amortization of $11,000; (ii) stock based compensation of $54,000 related to stock option grants and warrants; and (iii) common stock issued for services of $153,000.

Non-cash general and administrative expenses for the three months ended March 31, 2017 were $65,000 including (i) depreciation and amortization of $2,000; (ii) stock based compensation of $48,000 related to stock option grants; (iii) and common stock issued for services of $15,000.

Other (Expense) Income

Other expense for the three months ended March 31, 2018 was $3,139,000 as compared to other income of $221,000 for the three months ended March 31, 2017. The other expense for the three months ended March 31, 2018 included (i) interest expense of $388,000; and (ii) loss on debt conversions of $5,109,000; offset by (iii) change in fair value of derivative of $2,358,000 The non-cash interest related to the amortization of the debt discount associated with our convertible notes and accrued interest expense related to our notes payable. The loss on debt conversions related to the conversion of our notes payable at prices below the market price.

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

Net (Loss)

Net loss for the three months ended March 31, 2018 was $4,242,000 as compared to $177,000 for the three months ended March 31, 2017 for the reasons discussed above.

Net loss for the three months ended March 31, 2018 included non-cash expenses of $3,251,000 including (i) depreciation and amortization of $11,000; (ii) stock based compensation of $54,000 related to stock option grants and warrants; (iii) common stock issued for services of $153,000 (iv) accrued interest and amortization of debt discount on convertible notes payable of $282,000; (v) loss on debt conversions of $5,109,000; offset by (vi) change in derivative liability of $2,358,000 and (vii) an increase in working capital of $156,000.

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

We expect losses to continue in 2018 as we implement our business plan and grow sales, margins and ultimately profits. We have increased sales personnel, channels of distribution, opened a store in Canada and are developing the reflective tiles and flooring product line.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $609,000 and net working capital of approximately $62,000 (net of derivative liability, convertible notes payable and deferred revenue) as of March 31, 2018.  We expect losses to continue as we grow our business. Our cash used in operations for the three months ended March 31, 2018 and the years ended December 31, 2017 and 2016 was $835,000, $2,082,000 and $1,212,000, respectively.

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

Funding Agreements with Chicago Venture Partners, L.P. (“Chicago Venture”)

We have closed several financing transactions with Chicago Venture since 2016. We have $400,000 in available under this debt financing.

Securities Purchase Agreements with St. George Investments, LLC (“St. George”)

On February 9, 2018, we executed the following agreements with St. George Investments LLC, a Utah limited liability company: (i) Securities Purchase Agreement; and (ii) Warrant to Purchase Shares of Common Stock.

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

On March 20, 2018, we entered into and closed on a Common Stock Purchase Agreement with St. George Investments, LLC, a Utah limited liability company.

Pursuant to the St. George Agreements, we sold and agreed to issue to St. George 6,410, 256 shares of newly issued restricted Common Stock of the Company at a purchase price of $0.0156 per share. The Purchase Price was paid at Closing and the Shares shall be issued upon the satisfaction of the Share Delivery Conditions as set forth in the Agreement. We expect an additional $500,000 under the St. George Agreements.

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2018 was $835,000. This amount was primarily related to a net loss of $4,242,000, offset by (iii) non-cash expenses of $3,251,000 including (i) depreciation and amortization of $11,000; (ii) stock based compensation of $54,000 related to stock option grants and warrants; (iii) common stock issued for services of $153,000 (iv) accrued interest and amortization of debt discount on convertible notes payable of $282,000; (v) loss on debt conversions of $5,109,000; offset by (vi) change in derivative liability of $2,358,000 and (vii) an increase in working capital of $156,000.

Investment Activities

Net cash used in investing activities for the three months ended March 31, 2018 was $250,000. On February 16, 2018, we purchased the remaining 49% of the Purchased Assets in exchange for a one-time payment of $250,000.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2018 was $1,625,000. The amount related to funding provided of $525,000 by Chicago Venture and $1,100,000 by St. George to us.

Our contractual cash obligations as of March 31, 2018 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$506,347	$278,683	$169,242	$58,422	$-
Convertible notes payable	1,558,122	1,558,122	-	-	-
Capital expenditures	300,000	100,000	100,000	100,000	-
	$2,364,469	$1,936,805	$269,242	$158,422	$-

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

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of March 31, 2018, that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

b) Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2018, there were no changes in our internal controls over financial reporting during this fiscal quarter, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

On April 10, 2014, we received notice from the SEC that trading of our common stock on the OTCBB was to be suspended from April 10, 2014 through April 24, 2014,pursuant to Section 12(k) of the Securities Exchange Act of 1934. According to the notice from the SEC the suspension of trading was. due to concerns regarding the accuracy and adequacy of information in the marketplace and potentially manipulative transactions in our common stock.” We never received notice from the SEC that we were formally being investigated.

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

We are involved in Legal Proceedings.

We are involved in the disputes and legal proceedings as discussed in the section title “Legal Proceedings” within our Form 10-K for year ended December 31, 2017. In addition, as a public company, we are also potentially susceptible to litigation, such as claims asserting violations of securities laws. Any such claims, with or without merit, if not resolved, could be time-consuming and result in costly litigation. There can be no assurance that an adverse result in any future proceeding would not have a potentially material adverse on our business, results of operations or financial condition.

Our Joint Venture Agreement with CANX USA, LLC and Logic Works may be important to our operations.

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

We initially owned a non-dilutive 45% share of OGI and the Company could acquire a controlling share of OGI as provided in the Joint Venture Agreement. In accordance with the Joint Venture Agreement, the Company and CANX entered into a Warrant Agreement whereby we delivered to CANX a warrant to purchase 140,000,000 shares of our common stock that is convertible at $0.033 per share, subject to adjustment as provided in the warrant. The five-year warrant expires November 18, 2018. Also in accordance with the Joint Venture Agreement, on February 7, 2014, the Company issued an additional warrant to purchase 100,000,000 shares of our common stock that is convertible at $0.033 per share, subject to adjustment as provided in the warrant. The five-year warrant expires February 6, 2019.

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

On July 10, 2014, we closed a Waiver and Modification Agreement, Amended and Restated Joint Venture Agreement, Secured Credit Facility and Secured Convertible Note with CANX and Logic Works LLC, a former lender and current shareholder of the Company.

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

We have experienced net losses since inception. As of March 31, 2018, we had an accumulated deficit of $134.0 million. There can be no assurance that we will achieve or maintain profitability.

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

Our inability or failure to effectively manage our growth could harm our business and materially and adversely affect our operating results and financial condition.

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

If we incur substantial liability from litigation, complaints, or enforcement actions resulting from misconduct by our distributors, our financial condition could suffer. We will require that our distributors comply with applicable law and with our policies and procedures. Although we will use various means to address misconduct by our distributors, including maintaining these policies and procedures to govern the conduct of our distributors and conducting training seminars, it will still be difficult to detect and correct all instances of misconduct. Violations of applicable law or our policies and procedures by our distributors could lead to litigation, formal or informal complaints, enforcement actions, and inquiries by various federal, state, or foreign regulatory authorities against us and/or our distributors. and could consume considerable amounts of financial and other corporate resources, which could have a negative impact on our sales, revenue, profitability and growth prospects. As we are currently in the process of implementing our direct sales distributor program, we have not been, and are not currently, subject to any material litigation, complaint or enforcement action regarding distributor misconduct by any federal, state or foreign regulatory authority.

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

CANX and Logic Works

As of March 31, 2018, CANX holds warrants representing approximately 15.6% of our common stock on a fully-converted basis and could be considered a control group for purposes of SEC rules. However, their agreements limit their ownership to 4.99% individually and each of the parties disclaims its status as a control group or a beneficial owner due to the fact that their beneficial ownership is limited to 4.99% per their agreements. Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days after the date of determination.

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

Trading in our stock is limited by the SEC’s penny stock regulations.

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

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of March 31, 2018, there were approximately 2.914 billion shares of our common stock issued and outstanding.  In addition, as of March 31, 2018, there are also (i) stock option grants outstanding for the purchase of 59 million common shares at a $0.008 average exercise price; (ii) warrants for the purchase of 595 million common shares at a $0.031 average exercise price; and (iii) 107.2 million shares related to convertible debt that can be converted at 0.002535 per share.

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

Our Convertible Notes Payable may require an adjustment in the current conversion price of $0.002535 per share if we issue common stock, warrants or equity below the price that is reflected in the convertible notes payable. The conversion price of the convertible notes will have an impact on the market price of our common stock. Specifically, if under the terms of the convertible notes the conversion price goes down, then the market price, and ultimately the trading price, of our common stock will go down. If under the terms of the convertible notes the conversion price goes up, then the market price, and ultimately the trading price, of our common stock will likely go up. In other words, as the conversion price goes down, so does the market price of our stock. As the conversion price goes up, so presumably does the market price of our stock. The more the conversion price goes down, the more shares are issued upon conversion of the debt which ultimately means the more stock that might flood into the market, potentially causing a further depression of our stock.

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
Equity Issuances

During the three months ended March 31, 2018, the Company had had the following sales of unregistered of equity securities to accredited investors unless otherwise indicated:

On February 7, 2018, we issued 7,660,274 shares to three directors. The shares were valued at the fair market price of $0.020 per share or $153,205. The shares were issued for annual director service to us.

On February 12, 2018, we received a Notice of Conversion from Forglen LLC converting principal and interest of $321,945 owed under that certain 7% Convertible Note as amended June 19, 2014 into 127,000,000 shares of our common stock with a fair value of $2,235,200.

On February 16, 2018, we issued 900,000 shares of its common stock to a service provider pursuant to a conversion of debt totaling $18,000. The shares were valued at the fair market price of $0.020 per share.

On March 13, 2018, we received a Notice of Conversion from Logic Works LLC converting principal and interest of $41,690 owed under that a 6% Convertible Note into 16,445,609 shares of our common stock with a fair value of $248,329. As of March 13, 2018, the outstanding balance on the Convertible Note was $0.

During the three months ended March 31, 2018, Chicago Venture converted principal and interest of $1,877,668 into 338,821,634 shares of our common stock at a per share conversion price of $0.0055 with a fair value of $5,073,390.

Securities Purchase Agreements with St. George Investments, LLC

On February 9, 2018, we executed the following agreements with St. George Investments LLC, a Utah limited liability company: (i) Securities Purchase Agreement; and (ii) Warrant to Purchase Shares of Common Stock.

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

On March 20, 2018, we entered into and closed on a Common Stock Purchase Agreement with St. George Investments, LLC, a Utah limited liability company.

Pursuant to the St. George Agreements, we sold and agreed to issue to St. George 6,410, 256 shares of newly issued restricted Common Stock of the Company at a purchase price of $0.0156 per share. The Purchase Price was paid at Closing and the Shares shall be issued upon the satisfaction of the Share Delivery Conditions as set forth in the Agreement. The Shares purchased represents less than 0.3% of the Company’s current issued and outstanding common stock.

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
10.1
Compilation of Securities Purchase Agreement and Warrant to Purchase Common Stock dated February 9, 2018, entered into by and between GrowLife, Inc. and St. George Investments LLC. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on February 15, 2018, and hereby incorporated by reference.

10.2
First Addendum to Asset Purchase Agreement and Employment Agreement dated February 18, 2018 amongst Growlife, Inc. and David Reichwein, GIP International Ltd and DPR International LLC. (filed herewith).

10.3	Second Amendment to Forglen LLC 7% Convertible Promissory Note. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on March 16, 2018, and hereby incorporated by reference.
10.4
Common Stock Purchase Agreement dated March 20, 2018 entered into by and between GrowLife, Inc. and St. George Investments LLC. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on March 23, 2018, and hereby incorporated by reference.

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

GROWLIFE, INC.

(Registrant)

Date: May 1, 2018	By:	/s/ Marco Hegyi
Marco Hegyi
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 1, 2018	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer
(Principal Financial and Accounting Officer)