Form 10-K/A
period 2017-12-31
GROWLIFE, INC.
filed 2018-07-09
CIK 1161582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No.1)

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

Explanatory Note

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 originally filed on March 28, 2018 (the “Original Filing”) by GrowLife, Inc. (the “Company”). The Company is filing this Amendment to correct the Auditor's Report not being in compliance with AS 3101, The Auditor’s Report on an Audit of Financial Statements When the Auditor Expresses an Unqualified Opinion, included in the Original Filing.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
GrowLife, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GrowLife, Inc. as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2017 and the related notes (collectively referred to as the ‘financial statements’). In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GrowLife, Inc. at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the PCAOB and required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

SD Mayer & Associates, LLP
We have served as the Company’s auditor since 2016
Seattle, Washington
March 28, 2018

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, GrowLife, Inc. (the "Registrant") has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GROWLIFE, INC.

Date: July 9, 2018	By:	/s/ Marco Hegyi
Marco Hegyi
Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Mark E. Scott
Mark Scott
Chief Financial Officer, Director and Secretary (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURES	TITLE	DATE

/s/ Marco Hegyi	Chief Executive Officer and Director	July 9, 2018
Marco Hegyi	(Principal Executive Officer)

/s/ Mark E. Scott	Chief Financial Officer, Director and Secretary	July 9, 2018
Mark E. Scott	(Principal Financial/Accounting Officer)

/s/ Michael E. Fasci	Director	July 9, 2018
Michael E. Fasci

/s/ Katherine McLain	Director	July 9, 2018
Katherine McLain

/s/ Thom Kozik	Director	July 9, 2018
Thom Kozik

50