Form 10-Q
period 2018-06-30
GROWLIFE, INC.
filed 2018-08-02
CIK 1161582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
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

As of August 2, 2018, there were 2,985,891,621 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
ASSETS		(Audited)

CURRENT ASSETS:
Cash and cash equivalents	$135,947	$69,191
Inventory, net	435,668	465,678
Deposits	24,308	24,308
Total current assets	595,923	559,177

EQUIPMENT, NET	522,136	302,689

TOTAL ASSETS	$1,118,060	$861,866

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade	$788,447	$821,398
Accrued expenses	12,946	133,988
Accrued expenses - related parties	34,854	37,776
Derivative liability	997,821	2,660,167
Current portion of convertible notes payable	1,854,050	3,015,021
Deferred revenue	10,000	10,000
Total current liabilities	3,698,118	6,678,350

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock - $0.0001 par value, 10,000,000 shares authorized, no shares
issued and outstanding	-	-
Common stock - $0.0001 par value, 6,000,000,000 shares authorized, 2,954,764,989
and 2,367,634,022 shares issued and outstanding at 6/30/2018 and 12/31/2017, respectively	295,466	236,752
Additional paid in capital	133,179,812	123,678,069
Accumulated deficit	(136,055,336)	(129,731,305)
Total stockholders' deficit	(2,580,058)	(5,816,484)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,118,060	$861,866

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended,		Six Months Ended,
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

NET REVENUE	$1,208,415	$521,358	$1,917,351	$988,923
COST OF GOODS SOLD	1,096,934	427,017	1,729,451	879,099
GROSS PROFIT	111,481	94,341	187,900	109,824
GENERAL AND ADMINISTRATIVE EXPENSES	924,813	499,693	2,104,270	912,955
OPERATING LOSS	(813,332)	(405,352)	(1,916,370)	(803,131)

OTHER INCOME (EXPENSE):
Change in fair value of derivative	(703,346)	373,047	1,655,098	2,163,861
Interest expense, net	(320,929)	(112,809)	(709,233)	(315,593)
Loss on debt conversions	(244,549)	(102,445)	(5,353,526)	(1,469,845)
Total other (expense) income	(1,268,824)	157,793	(4,407,661)	378,423

(LOSS) BEFORE INCOME TAXES	(2,082,156)	(247,559)	(6,324,031)	(424,708)

Income taxes - current benefit	-	-	-	-

NET (LOSS)	$(2,082,156)	$(247,559)	$(6,324,031)	$(424,708)

Basic and diluted (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares of common stock outstanding- basic and diluted	2,938,882,290	1,999,108,089	2,824,194,733	1,912,895,786

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended,
	June 30, 2018	June 30, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,324,031)	$(424,708)
Adjustments to reconcile net loss to net cash (used in)
operating activities
Depreciation and amortization	30,553	1,890
Stock based compensation	113,629	104,874
Common stock issued for services	153,206	51,000
Amortization of debt discount	498,658	121,395
Change in fair value of derivative liability	(1,662,346)	(2,163,861)
Accrued interest on convertible notes payable	101,674	166,071
Loss on debt conversions	5,529,319	1,469,845
Changes in operating assets and liabilities:
Inventory	30,010	2,711
Accounts payable	(14,951)	(222,604)
Accrued expenses	(123,964)	(12,165)
Deferred revenue	-	(27,995)
CASH (USED IN) OPERATING ACTIVITIES	(1,668,243)	(933,547)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in purchased assets	(250,000)	-
	(250,000)	-
NET CASH (USED IN) INVESTING ACTIVITIES:

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash provided from Convertible Promissory Note with Chicago Venture Partners, L.P.	685,000	2,424,401
Share issuances to St. George Investments LLC	1,300,000	-
Cash payoff to TCA Global Credit Master Fund, LP	-	(1,515,901)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,985,000	908,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	66,756	(25,047)

CASH AND CASH EQUIVALENTS, beginning of period	69,191	103,070

CASH AND CASH EQUIVALENTS, end of period	$135,947	$78,023

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash investing and financing activities:
Shares issued for convertible note and interest conversion	$2,673,590	$1,950,923
Common shares issued for accounts payable	$18,000	$127,148

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

These financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended December 31, 2017. The results of operations for the three months ended June 30, 2018 are not necessarily indicative of the results expected for the full fiscal year, or for any other fiscal period.

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

The Company acquired its 51% interest in the Purchased Assets for $400,000. The Company funded equipment and rent of an office lease. On February 16, 2018, the Company purchased the remaining 49% of the Purchased Assets in exchange for a one-time payment of $250,000. As June 30, 2018, the Company had recorded investment in purchased assets of $552,689.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $6,324,031, $7,694,684 and $5,688,845 for the six months ended June 30, 2018 and the years ended December 31, 2017 and 2016, respectively. Our net cash used in operating activities was $1,668,243, $2,082,493 and $1,212,192 for the six months ended June 30, 2018 and the years ended December 31, 2017 and 2016, respectively.

The Company anticipates that it will record losses from operations for the foreseeable future. As of June 30, 2018, the accumulated deficit was $136,055,336.  The Company has experienced recurring operating losses and negative operating cash flows since inception, and has financed its working capital requirements during this period primarily through the recurring issuance of convertible notes payable and advances from a related party. The audit opinion prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2017 and 2016 filed with the SEC on March 28, 2018, and amended July 9, 2018, includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

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

Inventories - Inventories are recorded on a first in first out basis. Inventory consists of raw materials, purchased finished goods and components held for resale. Inventory is valued at the lower of cost or market. The reserve for inventory was $20,000 as of June 30, 2018 and December 31, 2017, respectively.

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

Sales Returns - We allow customers to return defective products when they meet certain established criteria as outlined in our sales terms and conditions. It is our practice to regularly review and revise, when deemed necessary, our estimates of sales returns, which are based primarily on actual historical return rates. We record estimated sales returns as reductions to sales, cost of goods sold, and accounts receivable and an increase to inventory. Returned products which are recorded as inventory are valued based upon the amount we expect to realize upon its subsequent disposition. As of June 30, 2018 and December 31, 2017, there was no reserve for sales returns, which are minimal based upon our historical experience.

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

Net (Loss) Per Share - Under the provisions of ASC 260, “Earnings per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The common stock equivalents have not been included as they are anti-dilutive. As of June 30, 2018, there are also (i) stock option grants outstanding for the purchase of 63 million common shares at a $0.009 average exercise price; (ii) warrants for the purchase of 595 million common shares at a $0.031 average exercise price; and (iii) 109 million shares related to convertible debt that can be converted at $0.002535 per share. In addition, we have an unknown number of common shares to be issued under the Chicago Venture Partners, L.P. financing agreements. As of June 30, 2017, there are also (i) stock option grants outstanding for the purchase of 14,010,000 common shares at a $0.010 average exercise price; (ii) warrants for the purchase of 595 million common shares at a $0.031 average exercise price; and (iii) 134,424,444 shares related to convertible debt that can be converted at $0.0036 per share. In addition, we have an unknown number of common shares to be issued under the Chicago Venture Partners, L.P. financing agreements.

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

The Company entered into a Secured Convertible Note and Secured Credit Facility dated June 25, 2014 with Logic Works whereby Logic Works agreed to provide up to $500,000 in funding. Each funding required approval in advance by Logic Works, provided interest at 6% with a default interest of 24% per annum and requires repayment by June 26, 2016. The Note is convertible into common stock of the Company at the lesser of $0.0070 or (B) twenty percent (20%) of the average of the nine (3) lowest daily VWAPs occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable conversion date on which Logic Works elects to convert all or part of this 6% Convertible Note, subject to adjustment as provided in the Note. The 6% Convertible Note is collateralized by the assets of the Company. As of June 30, 2018, the outstanding balance on the Convertible Note was $0.

OGI was incorporated on January 7, 2014 in the State of Nevada and had no business activities as of June 30, 2018.

NOTE 5 – INVENTORY

Inventory as of June 30, 2018 and December 31, 2017 consists of the following:

	June 30,	December 31,
	2018	2017

Raw materials	$134,736	$110,000
Finished goods	320,932	375,678
Inventory reserve	(20,000)	(20,000)
Total	$435,668	$465,678

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

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2018 and December 31, 2017 consists of the following:

	June 30,	December 31,
	2018	2017

Machines and equipment	$552,689	$365,861
Furniture and fixtures	-	49,787
Computer equipment	-	52,304
Leasehold improvements	-	56,965
Total property and equipment	552,689	524,917
Less accumulated depreciation and amortization	(30,553)	(222,228)
Net property and equipment	$522,136	$302,689

Fixed assets, net of accumulated depreciation, were $522,136 and $302,689 as of June 30, 2018 and December 31, 2017, respectively. Accumulated depreciation was $30,553 and $222,228 as of June 30, 2018 and December 31, 2017, respectively. Total depreciation expense was $30,553 and $1,890 for the six months ended June 30, 2017 and 2016, respectively. All equipment is used for manufacturing, selling, general and administrative purposes and accordingly all depreciation is classified in cost of goods sold, selling, general and administrative expenses. The Company began depreciation on the purchased machine on January 1, 2018, when significant operations began.

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

The Company acquired its 51% interest in the Purchased Assets for $400,000. The Company funded equipment and rent of an office lease. On February 16, 2018, the Company purchased the remaining 49% of the Purchased Assets in exchange for a one-time payment of $250,000. As of June 30, 2018, the Company had recorded investment in purchased assets of $552,689.

During the six months ended June 30, 2018, the Company retired fully depreciated assets of $222,228.

NOTE 7– CONVERTIBLE NOTES PAYABLE, NET

Convertible notes payable as of June 30, 2018 consisted of the following:

				Balance
		Accrued	Debt	As of
	Principal	Interest	Discount	June 30, 2018
10% OID Convertible Promissory Note with Chicago Venture Partners, L.P.	$1,778,603	$86,352	$(287,405)	$1,577,550
7% Convertible note ($850,000)	270,787	5,713	-	276,500
	$2,049,390	$92,065	$(287,405)	$1,854,050

Convertible notes payable as of December 31, 2017 consisted of the following:

				Balance
		Accrued	Debt	As of
	Principal	Interest	Discount	December 31, 2017
6% Secured convertible note (2014)	$39,251	$1,974	$-	$41,225
7% Convertible note ($850,000)	250,000	321,652	-	571,652
10% OID Convertible Promissory Note with Chicago Venture Partners, L.P.	2,980,199	120,492	(698,547)	2,402,144
	$3,269,450	$444,118	$(698,547)	$3,015,021

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

As of June 30, 2018, the outstanding principal on this 7% convertible note was $270,787 and accrued interest was $5,713, which results in a total liability of $276,500.

Funding from Chicago Venture Partners, L.P. (“Chicago Venture”)

As of December 31, 2017, the outstanding principal balance due to Chicago Venture was $2,980,199, accrued interest was $120,492, net of the discount of $698,547, which results in a total amount of $2,402,144.

As of June 30, 2018, the outstanding principal balance due to Chicago Venture is $1,778,603, accrued interest was 896,352, net of the discount of $287,405, which results in a total amount of $1,577,550.

During the six months ended June 30, 2018, Chicago Venture converted principal and interest of $2,082,668 into 369,948,266 shares of our common stock at a per share conversion price of $0.0056 with a fair value of $5,698.731. The Company recognized $3,616,063 of loss on debt conversions during the six months ended June 30, 2018. The Company has $250,000 in available under this debt financing.

During the six months ended June 30, 2018, the Company recorded an OID debt discount expense of $498,658 to interest expense related to the Chicago Venture financing.

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

There was a derivative liability of $997,821 as of June 30, 2018. For the six months ended June 30, 2018, the Company recorded non-cash income of $1,655,098 related to the “change in fair value of derivative” expense related to the Chicago Venture financing. The income related to a decline in the share price and Chicago Venture converted principal and interest of $2,082,668 into 369,948,266 shares of our common stock during the six months ended June 30, 2018.

Derivative liability as of June 30, 2018 was as follows:

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	June 30, 2018
Liabilities:
Derivative Instruments	$-	$997,821	$-	$997,821
Total	$-	$997,821	$-	$997,821

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

Equity Issuances

During the six months ended June 30, 2018, the Company had had the following sales of unregistered of equity securities to accredited investors unless otherwise indicated:

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

During the six months ended June 30, 2018, Chicago Venture converted principal and interest of $2,082,668 into 369,948,266 shares of our common stock at a per share conversion price of $0.0056 with a fair value of $5,698.731. The Company recognized $3,616,063 of loss on debt conversions during the six months ended June 30, 2018. The Company has $250,000 in available under this debt financing.

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

On April 26, 2018, the Company entered into and closed on a Common Stock Purchase Agreement with St. George Investments, LLC, Pursuant to the St. George Agreements, the Company sold and agreed to issue to St. George 4,950,495 shares of newly issued restricted Common Stock of the Company at a purchase price of $0.0202 per share.

On May 25, 2018, the Company entered into and closed on a Common Stock Purchase Agreement with St. George Investments, LLC, Pursuant to the St. George Agreements, the Company sold and agreed to issue to St. George 5,128,205 shares of newly issued restricted Common Stock of the Company at a purchase price of $0.0195 per share.

Warrants

The Company did not issue any warrants during the six months ended June 30, 2018.

A summary of the warrants issued as of June 30, 2018 is as follows:

	June 30, 2018
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	595,000,000	$0.031
Issued	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at end of period	595,000,000	$0.031
Exerciseable at end of period	595,000,000

A summary of the status of the warrants outstanding as of June 30, 2018 is presented below:

	June 30, 2018
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life	Price	Exerciseable	Price
540,000,000	0.75	$0.033	540,000,000	$0.033
55,000,000	1.99	0.010	45,000,000	0.010

595,000,000	0.79	$0.031	585,000,000	$0.031

Warrants totaling 55 million shares of common stock had an intrinsic value of $342,000 as of June 30, 2018.

NOTE 11– STOCK OPTIONS

Description of Stock Option Plan

On October 23, 2017, the Company’s Shareholders authorized a Stock Incentive Plan whereby a maximum of 100,000,000 shares of the Company’s common stock could be granted in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, and Other Stock-Based Awards. The Company has outstanding unexercised stock option grants totaling 37,000,000 shares as of June 30, 2018. The Company filed a registration statement on Form S-8 to register 100,000,000 shares of Company’s common stock related to the 2017 Stock Incentive Plan.

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

Stock Option Activity

During the six months ended June 30, 2018, the Company had the following stock option activity:

On February 23, 2018, an employee was granted an option to purchase 2,000,000 shares of common stock at an exercise price of $0.020 per share. The stock option grant vests quarterly over two years and is exercisable for 5 years. The stock option grant was valued at $13,000.

On February 23, 2018, an employee was granted an option to purchase 1,000,000 shares of common stock at an exercise price of $0.020 per share. The stock option grant vests quarterly over one year and is exercisable for 5 years. The stock option grant was valued at $20,000.

On February 23, 2018, an employee was granted an option to purchase 1,000,000 shares of common stock at an exercise price of $0.020 per share. The stock option grant vests quarterly over one year and is exercisable for 5 years. The stock option grant was valued at $6,500.

On May 1, 2018, an employee was granted an option to purchase 2,000,000 shares of common stock at an exercise price of $0.020 per share. The stock option grant vests quarterly over one year and is exercisable for 5 years. The stock option grant was valued at $13,000.

On June 1, 2018, an employee was granted an option to purchase 2,000,000 shares of common stock at an exercise price of $0.020 per share. The stock option grant vests quarterly over one year and is exercisable for 5 years. The stock option grant was valued at $13,000.

As of June 30, 2018, there are 63,000,000 options to purchase common stock at an average exercise price of $0.009 per share outstanding under the 2017 Stock Incentive Plan. The Company recorded $16,129 and $15,081 of compensation expense, net of related tax effects, relative to stock options for the six months ended June 30, 2018 and 2017 in accordance with ASC 505. Net loss per share (basic and diluted) associated with this expense was approximately ($0.00). As of June 30, 2018, there is $93,524 of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately 3.70 years.

Stock option activity for the three months ended June 30, 2018 and the years ended December 31, 2017 and 2016 is as follows:

		Weighted Average
	Options	Exercise Price	$
Outstanding as of December 31, 2015	29,020,000	$0.03	$811,000
Granted	-	-	-
Exercised	-	-	-
Forfeitures	(17,010,000)	(0.041)	(690,500)
Outstanding as of December 31, 2016	12,010,000	0.01	120,500
Granted	44,000,000	0.006	280,000
Exercised	-	-	-
Forfeitures	(10,000)	(0.050)	(500)
Outstanding as of December 31, 2017--	56,000,000	0.007	400,000
Granted	7,000,000	0.020	140,000
Exercised	-	-	-
Forfeitures	-	-	-
Outstanding as of June 30, 2018	63,000,000	$0.009	$540,000

The following table summarizes information about stock options outstanding and exercisable as of June 30, 2018:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining Life	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Exerciseable	Exerciseable	Exerciseable
$0.006	32,000,000	4.25	$0.006	15,500,000	$0.006
0.007	10,000,000	4.25	0.007	2,500,000	0.007
0.009	2,000,000	2.00	0.009	666,667	0.009
0.010	12,000,000	1.38	0.010	12,000,000	0.010
0.020	7,000,000	4.89	0.020	250,000	0.020
	63,000,000	3.70	$0.009	30,916,667	$0.008

Stock option grants totaling 56,000,000 shares of common stock had an intrinsic value of $303,233 as of June 30, 2018.

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

Sales, Payroll and Other Tax Liabilities

On March 12, 2018, the Company entered into an Installment Agreement with the City of Boulder, Colorado. This Agreement requires the Company to pay $5,000 per month over the next twenty four months or $119,217 for unpaid sales taxes. As of June 30, 2018, we owe $99,217 in sales tax to the City of Boulder, CO.

Other Legal Proceedings

We may be sued for non-payment of lease payments at closed stores. We may be subject to legal actions with various vendors.

Operating Leases

On December 7, 2016, the Company entered into entered into a Consent to Judgement and Settlement Agreement related to its retail hydroponics store located in Portland, Maine. This Agreement provides for a monthly lease payment of $5,373 through July 31, 2020. We also agreed to a repayment schedule for past due rent and owe $54,010 as of December 31, 2017. We are past due on the repayment schedule by $58,678 as of June 30, 2018. We terminated the lease in April 2018.

On May 31, 2018, the Company rented space at 5400 Carillon Point, Kirkland, Washington 98033 for $623 per month for our corporate office and use of space in the Regus network, including California. Our agreement expires May 31, 2019.

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

The aggregate future minimum lease payments under operating leases, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended June 30,	Total
2019	$179,478
2020	77,897
2021	48,685
2022	-
2023	-
Beyond	-
Total	$306,060

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

Consulting Agreement with an Entity Controlled by Michael E. Fasci

On March 20, 2018, the Company terminated a Consulting Agreement dated October 21, 2016 with an entity controlled by Michael E. Fasci. Mr. Fasci had provided services related to lender management, financing and acquisitions.

NOTE 13 – SUBSEQUENT EVENTS

The Company evaluates subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements are available.

There are no material events subsequent to June 30, 2018.

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

-
Sales have gone from nearly $750 million in 2012 to $948 million in 2013, $1.142 billion in 2014, $1.651 billion in 2015 and $2.161 in 2016. That represents respective gains of 26.4%, 20.5%, 27.1% and 30.9% respectively.

-
LVT sales have more than doubled in three years.

-
LVT increased significantly in both residential and commercial markets—dollars and square feet—in 2016. Residential LVT saw a 68.3% increase in square footage from 760 million in 2015 to 1.04 billion (including WPC), making up 76.1% of the LVT market. This number was 71% a year ago and 55% two years ago.

-
The commercial market rose from 297.2 million square feet to 326.3 million square feet, a 9.8% increase. While residential brought in more dollars—$1.512 billion—last year, commercial LVT still performed well, posting a 12.5% increase, rising from $576.4 million in 2015 to $648.6 million in 2016.

https://www.rocsearch.com/samples/PDFs/Market%20Landscape-Global-Commercial-Vinyl-Flooring-Market-Landscape.pdf

Competitive advantages:

-
GrowLife’s LVT product FreeFit® features significant competitive advantages including:

o
20k+ HD imaging, “Real Touch” texture technology, fully customizable platform, “Seriously Easy to Install” design, made in the US, waterproof, lifespan 3x longer than traditional vinyl, 4mmm thickness and 22mil wear layer and wear and stain resistance.

-
Direct to consumer sales model that major competitors cannot execute on due to resale agreements.

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

Employees

As of June 30, 2018, we had twenty full-time and part-time employees. Marco Hegyi, our Chief Executive Officer, is based in Kirkland, Washington. Mark E. Scott, our Chief Financial Officer, is based primarily in Seattle, Washington. In addition, we have approximately eighteen full and part time consultants located throughout the United States and Canada who operate our businesses. None of our employees are subject to a collective bargaining agreement or represented by a trade or labor union. We believe that we have a good relationship with our employees.

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

We have applied for two patents related to the vertical room product previously discussed.

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

(dollars in thousands)

	Three Months Ended June 30,
	2018	2017	$ Variance	% Variance
Net revenue	$1,208	$521	$687	131.9%
Cost of goods sold	1,097	427	670	-156.9%
Gross profit	111	94	17	18.1%
General and administrative expenses	925	500	425	-85.0%
Operating loss	(814)	(406)	(408)	-100.5%
Other income (expense):
Change in fair value of derivative	(703)	373	(1,076)	-288.5%
Interest expense, net	(320)	(113)	(207)	-183.2%
Loss on debt conversions	(245)	(102)	(143)	-140.2%
Total other (expense) income	(1,268)	158	(1,426)	-902.5%
(Loss) before income taxes	(2,082)	(248)	(1,834)	-739.5%
Income taxes - current benefit	-	-	-	0.0%
Net (loss)	$(2,082)	$(248)	$(1,834)	-739.5%

THREE MONTHS ENDED JUNE 30, 2018 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2017

Revenue

Net revenue for the three months ended June 30, 2018 increased $687,000 to $1,208,000 as compared to $521,000 for the three months ended June 30, 2017. The increase resulted from increased sales personnel, increased channels of distribution, opening a store in Canada and the development of the reflective tiles and flooring product line.

Cost of Goods Sold

Cost of sales for the three months ended June 30, 2018 increased $670,000 to $1,097,000 as compared to $427,000 for the three months ended June 30, 2017. The increase was due increased sales, offset by higher cost of sales related to product mix and increased customer discounts.

Gross profit was $111,000 for the three months ended June 30, 2018 as compared to a gross profit of $94,000 for the three months ended June 30, 2017. The gross profit percentage was 9.2% for the three months ended June 30, 2018 as compared to 18.1% for the three months ended June 30, 2017. The gross profit percentage decrease was due to increased customer discounts.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2018 increased $425,000 to $925,000 as compared to $500,000 for the three months ended June 30, 2017. The variances were as follows: (i) an increase in insurance of $44,000; (ii) an increase in rent of $44,000; (iii) an increase in payroll of $284,000; (iv) an increase in sales, marketing and trade show expenses of $38,000; and (v) an increase in depreciation of $20,000; offset by (vi) a decrease in other expenses of $5,000. As part of the general and administrative expenses for the three months ended June 30, 2018 and 2017, we recorded public relation, investor relation or business development expenses of $4,000 and $0. The increase resulted from increased sales personnel, increased channels of distribution, opening a store in Canada and the development of the reflective tiles and flooring product line.

Non-cash general and administrative expenses for the three months ended June 30, 2018 were $79,000 including (i) depreciation and amortization of $20,000; and (ii) stock based compensation of $59,000 related to stock option grants and warrants.

Non-cash general and administrative expenses for the three months ended June 30, 2017 were $92,000 including (i) stock based compensation of $56,000 related to stock option grants and warrants; and (ii) common stock issued for services of $36,000.

Other (Expense) Income

Other expense for the three months ended June 30, 2018 was $1,268,000 as compared to other income of $158,000 for the three months ended June 30, 2017. The other expense for the three months ended June 30, 2018 included (i) interest expense of $320,000; (ii) loss on debt conversions of $245,000; and (iii) change in fair value of derivative of $703,000 The non-cash interest related to the amortization of the debt discount associated with our convertible notes and accrued interest expense related to our notes payable. The loss on debt conversions related to the conversion of our notes payable at prices below the market price.

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

Net (Loss)

Net loss for the three months ended June 30, 2018 was $2,082,000 as compared to $248,000 for the three months ended June 30, 2017 for the reasons discussed above.

Net loss for the three months ended June 30, 2018 included non-cash expenses of $1,513,000 including (i) depreciation and amortization of $20,000; (ii) stock based compensation of $59,000 related to stock option grants and warrants; (iii) accrued interest and amortization of debt discount on convertible notes payable of $318,000; (iv) loss on debt conversions of $420,000; and (v) change in derivative liability of $696,000.

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

(dollars in thousands)

	Six Months Ended June 30,
	2018	2017	$ Variance	% Variance
Net revenue	$1,917	$989	$928	93.8%
Cost of goods sold	1,729	879	850	-96.7%
Gross profit	188	110	78	70.9%
General and administrative expenses	2,104	913	1,191	-130.4%
Operating loss	(1,916)	(803)	(1,113)	-138.6%
Other income (expense):
Change in fair value of derivative	1,655	2,164	(509)	-23.5%
Interest expense, net	(709)	(316)	(393)	-124.4%
Loss on debt conversions	(5,354)	(1,470)	(3,884)	-264.2%
Total other (expense) income	(4,408)	378	(4,786)	-1266.1%
(Loss) before income taxes	(6,324)	(425)	(5,899)	-1388.0%
Income taxes - current benefit	-	-	-	0.0%
Net (loss)	$(6,324)	$(425)	$(5,899)	-1388.0%

SIX MONTHS ENDED JUNE 30, 2018 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2017

Revenue

Net revenue for the six months ended June 30, 2018 increased $928,000 to $1,917,000 as compared to $989,000 for the six months ended June 30, 2017. The increase resulted from increased sales personnel, increased channels of distribution, opening a store in Canada and the development of the reflective tiles and flooring product line.

Cost of Goods Sold

Cost of sales for the six months ended June 30, 2018 increased $850,000 to $1,729,000 as compared to $879,000 for the six months ended June 30, 2017. The increase was due increased sales, offset by higher cost of sales related to product mix and increased customer discounts.

Gross profit was $188,000 for the six months ended June 30, 2018 as compared to a gross profit of $110,000 for the six months ended June 30, 2017. The gross profit percentage was 9.8% for the six months ended June 30, 2018 as compared to 11.1% for the six months ended June 30, 2017. The gross profit percentage decrease was due to increased customer discounts.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2018 increased $1,191,000 to $2,104,000 as compared to $913,000 for the six months ended June 30, 2017. The variances were as follows: (i) an increase in insurance of $76,000; (ii) an increase in rent of $80,000; (iii) an increase in payroll of $505,000; (iv) an increase in sales, marketing and trade show expenses of $70,000; (v) an increase in legal expenses of $99,000; (vi) an increase in depreciation of $31,000; (vii) an increase in stock based compensation of $111,000; and (viii) an increase in other expenses of $219,000. As part of the general and administrative expenses for the six months ended June 30, 2018 and 2017, we recorded public relation, investor relation or business development expenses of $7,000 and $1,000. The increase resulted from increased sales personnel, increased channels of distribution, opening a store in Canada and the development of the reflective tiles and flooring product line.

Non-cash general and administrative expenses for the six months ended June 30, 2018 were $300,000 including (i) depreciation and amortization of $31,000; (ii) stock based compensation of $114,000 related to stock option grants and warrants; (iii) common stock issued for services of $155,000.

Non-cash general and administrative expenses for the six months ended June 30, 2017 were $158,000 including (i) depreciation and amortization of $2,000; (ii) stock based compensation of $105,000 related to stock option grants and warrants; and (iii) common stock issued for services of $51,000

Other (Expense) Income

Other expense for the six months ended June 30, 2018 was $4,408,000 as compared to other income of $378,000 for the six months ended June 30, 2017. The other expense for the six months ended June 30, 2018 included (i) interest expense of $709,000; (ii) loss on debt conversions of $245,000; and (iii) change in fair value of derivative of $703,000 The non-cash interest related to the amortization of the debt discount associated with our convertible notes and accrued interest expense related to our notes payable. The loss on debt conversions related to the conversion of our notes payable at prices below the market price.

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

Net (Loss)

Net loss for the six months ended June 30, 2018 was $6,324,000 as compared to $425,000 for the six months ended June 30, 2017 for the reasons discussed above.

Net loss for the six months ended June 30, 2018 included non-cash expenses of $4,765,000 including (i) depreciation and amortization of $31,000; (ii) stock based compensation of $114,000 related to stock option grants and warrants; (iii) common stock issued for services of $155,000; (iv) accrued interest and amortization of debt discount on convertible notes payable of $601,000; and (v) loss on debt conversions of $5,529,000; offset by (vi) change in derivative liability of $1,662,000.

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

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $136,000 and net working capital of approximately $240,000 (net of derivative liability, convertible notes payable and deferred revenue) as of June 30, 2018.  We expect losses to continue as we grow our business. Our cash used in operations for the three months ended June 30, 2018 and the years ended December 31, 2017 and 2016 was $1,668,000, $2,082,000 and $1,212,000, respectively.

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

Funding Agreements with Chicago Venture Partners, L.P. (“Chicago Venture”)

We have closed several financing transactions with Chicago Venture since 2016. We have $250,000 in available under this debt financing.

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

Pursuant to the St. George Agreements, we agreed to sell and to issue to St. George for an aggregate purchase price of $1,000,000: (a) 48,687,862 Shares of newly issued restricted Common Stock of the Company; and (b) the Warrant. St. George has paid the entire Purchase Price for the Securities.

The Warrant is exercisable for a period of five (5) years from the Closing, for the purchase of up to 48,687,862 shares of our Common Stock at an exercise price of $0.05 per share of Common Stock. The Warrant is subject to a cashless exercise option at the election of St. George and other adjustments as detailed in the Warrant.

On March 20, 2018, we entered into and closed on a Common Stock Purchase Agreement with St. George Investments, LLC, a Utah limited liability company.

We sold and agreed to issue to St. George 6,410,256 shares of our newly issued restricted Common Stock at a purchase price of $0.0156 per share. The Purchase Price was paid at Closing and the Shares shall be issued upon the satisfaction of the Share Delivery Conditions as set forth in the Agreement.

On April 26, 2018, we entered into and closed on a Common Stock Purchase Agreement with St. George Investments, LLC, Pursuant to the St. George Agreements, we sold and agreed to issue to St. George 4,950,495 shares of our newly issued restricted Common Stock at a purchase price of $0.0202 per share.

On May 25, 2018, we entered into and closed on a Common Stock Purchase Agreement with St. George Investments, LLC, Pursuant to the St. George Agreements, the Company sold and agreed to issue to St. George 5,128,205 shares of our newly issued restricted Common Stock at a purchase price of $0.0195 per share.

Operating Activities

Net cash used in operating activities for the three months ended June 30, 2018 was $1,668,000. This amount was primarily related to a net loss of $6,324,000, offset by non-cash expenses of $4,765,000 including (i) depreciation and amortization of $31,000; (ii) stock based compensation of $114,000 related to stock option grants and warrants; (iii) common stock issued for services of $155,000; (iv) accrued interest and amortization of debt discount on convertible notes payable of $601,000; and (v) loss on debt conversions of $5,529,000; offset by (vi) change in derivative liability of $1,662,000 and (vii) an increase in working capital of $109,000.

Investment Activities

Net cash used in investing activities for the three months ended June 30, 2018 was $250,000. On February 16, 2018, we purchased the remaining 49% of the Purchased Assets in exchange for a one-time payment of $250,000.

Financing Activities

Net cash provided by financing activities for the three months ended June 30, 2018 was $1,985,000. The amount related to funding provided of $685,000 by Chicago Venture and $1,300,000 by St. George to us.

Our contractual cash obligations as of June 30, 2018 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$306,060	$179,478	$77,897	$48,685	$-
Convertible notes payable	1,874,955	1,874,955	-	-	-
Capital expenditures	300,000	100,000	100,000	100,000	-
	$2,481,015	$2,154,433	$177,897	$148,685	$-

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

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of June 30, 2018, that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Management identified the following material weakness during its assessment of internal controls over financial reporting:

Audit Committee:

On June 3, 2014, we formed an Audit Committee and appointed an audit committee financial expert as defined by SEC and as adopted under the Sarbanes-Oxley Act of 2002. Prior to this, we did not have an Audit Committee to oversee financial reporting and used external service providers to ensure compliance with the SEC requirements. The current Audit Committee has two independent directors. We expect to expand this committee during 2018.

b) Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2018, there were no changes in our internal controls over financial reporting during this fiscal quarter, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

On April 10, 2014, we received notice from the SEC that trading of our common stock on the OTCBB was to be suspended from April 10, 2014 through April 24, 2014 pursuant to Section 12(k) of the Securities Exchange Act of 1934. According to the notice from the SEC the suspension of trading was. due to concerns regarding the accuracy and adequacy of information in the marketplace and potentially manipulative transactions in our common stock.” We never received notice from the SEC that we were formally being investigated.

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

We have experienced net losses since inception. As of June 30, 2018, we had an accumulated deficit of $136.1 million. There can be no assurance that we will achieve or maintain profitability.

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

CANX and Logic Works

As of June 30, 2018, CANX holds warrants representing approximately 15.5% of our common stock on a fully-converted basis and could be considered a control group for purposes of SEC rules. However, their agreements limit their ownership to 4.99% individually and each of the parties disclaims its status as a control group or a beneficial owner due to the fact that their beneficial ownership is limited to 4.99% per their agreements. Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days after the date of determination.

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

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of June 30, 2018, there were approximately 2.954 billion shares of our common stock issued and outstanding.  In addition, as of June 30, 2018, there are also (i) stock option grants outstanding for the purchase of 63 million common shares at a $0.009 average exercise price; (ii) warrants for the purchase of 595 million common shares at a $0.031 average exercise price; and (iii) 109.1 million shares related to convertible debt that can be converted at 0.002535 per share.

In addition, we have an unknown number of common shares to be issued under the Chicago Venture financing agreements because the number of shares ultimately issued to Chicago Venture depends on the price at which Chicago Venture converts its debt to shares. The lower the conversion price, the more shares that will be issued to Chicago Venture upon the conversion of debt to shares. We won’t know the exact number of shares of stock issued to Chicago Venture until the debt is actually converted to equity. If all stock option grant and warrant and contingent shares are issued, approximately 3.721.8 billion of our currently authorized 6 billion shares of common stock will be issued and outstanding.  For purposes of estimating the number of shares issuable upon the exercise/conversion of all stock options, warrants and contingent shares, we assumed the number of shares and average share prices detailed above.

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

During the three months ended June 30, 2018, Chicago Venture converted principal and interest of $205,000 into 31,126,632 shares of our common stock at a per share conversion price of $0.0056 with a fair value of $5,073,390.

On April 26, 2018, we entered into and closed on a Common Stock Purchase Agreement with St. George Investments, LLC, Pursuant to the St. George Agreements, we sold and agreed to issue to St. George 4,950,495 shares of newly issued restricted Common Stock of the Company at a purchase price of $0.0202 per share.

On May 25, 2018, we entered into and closed on a Common Stock Purchase Agreement with St. George Investments, LLC, Pursuant to the St. George Agreements, we sold and agreed to issue to St. George 5,128,205 shares of newly issued restricted Common Stock of the Company at a purchase price of $0.0195 per share.

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

GROWLIFE, INC.

(Registrant)

Date: August 2, 2018	By:	/s/ Marco Hegyi
Marco Hegyi
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 2, 2018	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer
(Principal Financial and Accounting Officer)