Form 10-Q
period 2018-09-30
GROWLIFE, INC.
filed 2018-11-14
CIK 1161582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 14, 2018, there were 3,217,711,802 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

ITEM 1.	FINANCIAL STATEMENTS

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
ASSETS		(Audited)

CURRENT ASSETS:
Cash and cash equivalents	$197,180	$69,191
Inventory, net	486,661	465,678
Deposits	32,921	24,308
Total current assets	716,762	559,177

EQUIPMENT, NET	502,397	302,689

TOTAL ASSETS	$1,219,159	$861,866

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade	$954,218	$821,398
Accrued expenses	244,910	133,988
Accrued expenses - related parties	47,726	37,776
Derivative liability	1,118,107	2,660,167
Current portion of convertible notes payable	2,319,687	3,015,021
Deferred revenue	10,000	10,000
Total current liabilities	4,694,648	6,678,350

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock - $0.0001 par value, 10,000,000 shares authorized, no shares
issued and outstanding	-	-
Common stock - $0.0001 par value, 6,000,000,000 shares authorized, 3,054,218,374
and 2,367,634,022 shares issued and outstanding at 9/30/2018 and 12/31/2017, respectively	305,411	236,752
Additional paid in capital	134,527,801	123,678,069
Accumulated deficit	(138,308,701)	(129,731,305)
Total stockholders' deficit	(3,475,489)	(5,816,484)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,219,159	$861,866

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended,		Nine Months Ended,
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

NET REVENUE	$953,949	$661,444	$2,871,300	$1,650,367
COST OF GOODS SOLD	898,962	476,752	2,628,413	1,353,049
GROSS PROFIT	54,987	184,692	242,887	297,318
GENERAL AND ADMINISTRATIVE EXPENSES	1,116,724	588,969	3,220,994	1,501,924
OPERATING LOSS	(1,061,737)	(404,277)	(2,978,107)	(1,204,606)

OTHER INCOME (EXPENSE):
Change in fair value of derivative	(120,286)	-	1,534,812	2,163,861
Interest expense, net	(365,859)	(153,216)	(1,075,092)	(468,809)
Impairment of acquired assets	(60,000)	-	(60,000)	-
Loss on debt conversions	(645,483)	(198,706)	(5,999,009)	(1,668,551)
Total other (expense) income	(1,191,628)	(351,922)	(5,599,289)	26,501

(LOSS) BEFORE INCOME TAXES	(2,253,365)	(756,199)	(8,577,396)	(1,178,105)

Income taxes - current benefit	-	-	-	-

NET (LOSS)	$(2,253,365)	$(756,199)	$(8,577,396)	$(1,178,105)

Basic and diluted (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares of common stock outstanding- basic and diluted	2,996,701,771	2,090,300,854	2,882,328,973	1,973,142,842

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended,
	September 30, 2018	September 30, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,577,396)	$(1,178,105)
Adjustments to reconcile net loss to net cash (used in)
operating activities
Depreciation and amortization	50,292	1,890
Stock based compensation	175,860	161,895
Common stock issued for services	153,206	51,000
Amortization of debt discount	660,472	121,395
Change in fair value of derivative liability	(1,542,060)	(2,701,559)
Accrued interest on convertible notes payable	301,885	317,392
Loss on debt conversions	6,170,022	1,668,551
Write-off of derivaive liability to additional paid in capital	-	537,698
Changes in operating assets and liabilities:
Inventory	(20,983)	(91)
Deposits	-	1,890
Accounts payable	150,820	(102,753)
Accrued expenses	120,872	(2,137)
Deferred revenue	-	(37,995)
CASH (USED IN) OPERATING ACTIVITIES	(2,357,010)	(1,160,929)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in purchased assets	(250,000)	(220,731)
NET CASH (USED IN) INVESTING ACTIVITIES:	(250,000)	(220,731)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash provided from Convertible Promissory Note with Chicago Venture Partners, L.P.	1,435,000	2,999,401
Share issuances to St. George Investments LLC	1,300,000	-
Cash payoff to TCA Global Credit Master Fund, LP	-	(1,509,041)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,735,000	1,490,360

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	127,990	108,700

CASH AND CASH EQUIVALENTS, beginning of period	69,191	103,070

CASH AND CASH EQUIVALENTS, end of period	$197,180	$211,770

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash investing and financing activities:
Shares issued for convertible note and interest conversion	$3,067,295	$1,147,923
Common shares issued for accounts payable	$18,000	$260,753

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

These financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended December 31, 2017. The results of operations for the three months ended September 30, 2018 are not necessarily indicative of the results expected for the full fiscal year, or for any other fiscal period.

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

The Company acquired its 51% interest in the Purchased Assets for $400,000. The Company funded equipment and rent of an office lease. On February 16, 2018, the Company purchased the remaining 49% of the Purchased Assets in exchange for a one-time payment of $250,000. As September 30, 2018, the Company had recorded investment in purchased assets of $552,689.

On August 17, 2018, the Company entered into an Asset Purchase Agreement with Go Green Hydroponics, Inc., a California corporation and TCA – Go Green SPV, LLC, a Florida limited liability pursuant to which the Company acquired the intellectual property and assumed the lease for the property located at 15721 Ventura Blvd., Encino, CA 91436. The Company intends to operate a retail store, sale over the internet and sell on a direct basis at this location.

Concurrently, the Company and Seller entered into a Security Agreement for securing the assets of Company as collateral for the obligations of Company as set forth in the Security Agreement. In consideration for the sale and assignment of the Purchased Assets, the Company agreed to pay the Seller: (i) the proceeds generated from the sale of the closing inventory until all closing inventory has been sold, and (ii) to pay the Seller 5% of all gross revenue of Company earned or in any way related to the Purchased Assets generated between October 1, 2018 and December 31, 2019, up to a maximum of $200,000.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $8,577,396, $7,694,684 and $5,688,845 for the nine months ended September 30, 2018 and the years ended December 31, 2017 and 2016, respectively. Our net cash used in operating activities was $2,357,010, $2,082,493 and $1,212,192 for the nine months ended September 30, 2018 and the years ended December 31, 2017 and 2016, respectively.

The Company anticipates that it will record losses from operations for the foreseeable future. As of September 30, 2018, the accumulated deficit was $138,308,701.  The Company has experienced recurring operating losses and negative operating cash flows since inception and has financed its working capital requirements during this period primarily through the recurring issuance of convertible notes payable and advances from a related party. The audit opinion prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2017 and 2016 filed with the SEC on March 28, 2018, and amended July 9, 2018, includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

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

Accounts Receivable and Revenue - Revenue is recognized at the time the Company sells merchandise to the customer in store. eCommerce sales include shipping revenue and are recorded upon shipment to the customer. This is when the risk of loss transfers to our customers, the fee is fixed and determinable, and collection of the sale is reasonably assured. A product is not shipped without an order from the customer and the completion of credit acceptance procedures. The majority of our sales are cash or credit card; however, we occasionally extend terms to our customers. Accounts receivable are reviewed periodically for collectability.

Inventories - Inventories are recorded on a first in first out basis. Inventory consists of raw materials, purchased finished goods and components held for resale. Inventory is valued at the lower of cost or market. The reserve for inventory was $20,000 as of September 30, 2018 and December 31, 2017, respectively.

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

Sales Returns - We allow customers to return defective products when they meet certain established criteria as outlined in our sales terms and conditions. It is our practice to regularly review and revise, when deemed necessary, our estimates of sales returns, which are based primarily on actual historical return rates. We record estimated sales returns as reductions to sales, cost of goods sold, and accounts receivable and an increase to inventory. Returned products which are recorded as inventory are valued based upon the amount we expect to realize upon its subsequent disposition. As of September 30, 2018 and December 31, 2017, there was a reserve for sales returns of $10,000, which is minimal based upon our historical experience.

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

Net (Loss) Per Share - Under the provisions of ASC 260, “Earnings per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The common stock equivalents have not been included as they are anti-dilutive. As of September 30, 2018, there are also (i) stock option grants outstanding for the purchase of 63 million common shares at a $0.009 average exercise price; (ii) warrants for the purchase of 644 million common shares at a $0.0323 average exercise price; and (iii) 111 million shares related to convertible debt that can be converted at $0.002535 per share. In addition, we have an unknown number of common shares to be issued under the Chicago Venture Partners, L.P. and Iliad Research and Trading L.P, financing agreements and 2.5 million shares not earned under employment agreements. As of September 30, 2017, there are also (i) stock option grants outstanding for the purchase of 14,010,000 common shares at a $0.010 average exercise price; (ii) warrants for the purchase of 595 million common shares at a $0.031 average exercise price; and (iii) 138,790,556 million shares related to convertible debt that can be converted at $0.0036 per share. In addition, we have an unknown number of common shares to be issued under the Chicago Venture Partners, L.P. financing agreements.

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

The Company entered into a Secured Convertible Note and Secured Credit Facility dated June 25, 2014 with Logic Works whereby Logic Works agreed to provide up to $500,000 in funding. Each funding required approval in advance by Logic Works, provided interest at 6% with a default interest of 24% per annum and requires repayment by June 26, 2016. The Note is convertible into common stock of the Company at the lesser of $0.0070 or (B) twenty percent (20%) of the average of the nine (3) lowest daily VWAPs occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable conversion date on which Logic Works elects to convert all or part of this 6% Convertible Note, subject to adjustment as provided in the Note. The 6% Convertible Note is collateralized by the assets of the Company. As of September 30, 2018, the outstanding balance on the Convertible Note was $0.

OGI was incorporated on January 7, 2014 in the State of Nevada and had no business activities as of September 30, 2018.

NOTE 5 – INVENTORY

Inventory as of September 30, 2018 and December 31, 2017 consists of the following:

	September 30,	December 31,
	2018	2017

Raw materials	$130,348	$110,000
Finished goods	376,313	375,678
Inventory reserve	(20,000)	(20,000)
Total	$486,661	$465,678

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

On August 17, 2018, the Company entered into an Asset Purchase Agreement with Go Green Hydroponics, Inc. and TCA – Go Green SPV, LLC. The Company acquired the inventory of Go Green but agreed to pay the Seller 100% of the proceeds generated from the sale of the closing inventory until all closing inventory has been sold. The Company recorded inventory of $134,497 as of September 30, 2018.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2018 and December 31, 2017 consists of the following:

	September 30,	December 31,
	2018	2017

Machines and equipment	$552,689	$365,861
Furniture and fixtures	-	49,787
Computer equipment	-	52,304
Leasehold improvements	-	56,965
Total property and equipment	552,689	524,917
Less accumulated depreciation and amortization	(50,292)	(222,228)
Net property and equipment	$502,397	$302,689

Fixed assets, net of accumulated depreciation, were $502,397 and $302,689 as of September 30, 2018 and December 31, 2017, respectively. Accumulated depreciation was $50,292 and $222,228 as of September 30, 2018 and December 31, 2017, respectively. Total depreciation expense was $50,292 and $1,890 for the nine months ended September 30, 2018 and 2017, respectively. All equipment is used for manufacturing, selling, general and administrative purposes and accordingly all depreciation is classified in cost of goods sold, selling, general and administrative expenses. The Company began depreciation on the purchased machine on January 1, 2018, when significant operations began.

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

The Company acquired its 51% interest in the Purchased Assets for $400,000. The Company funded equipment and rent of an office lease. On February 16, 2018, the Company purchased the remaining 49% of the Purchased Assets in exchange for a one-time payment of $250,000. As of September 30, 2018, the Company had recorded investment in purchased assets of $552,689.

During the nine months ended September 30, 2018, the Company retired fully depreciated assets of $222,228.

NOTE 7- ACCOUNTS PAYABLE

Accounts payable were $954,218 and $821,398 as of September 30, 2018 and December 31, 2017, respectively. Such liabilities consisted of amounts due to vendors for inventory purchases, audit, legal and other expenses incurred by the Company.

NOTE 8- ACCRUED EXPENSES

Accrued expenses were $244,910 and $133,988 as of September 30, 2018 and December 31, 2017, respectively. Such liabilities consisted of amounts due to Go Green Hydroponics, Inc. and TCA – Go Green SPV, LLC and sales tax and payroll liabilities.

On August 17, 2018, the Company entered into an Asset Purchase Agreement with Go Green Hydroponics, Inc. and TCA – Go Green SPV, LLC. The Company acquired the inventory of Go Green but agreed to pay the Seller 100% of the proceeds generated from the sale of the closing inventory until all closing inventory has been sold. The Company recorded accrued expenses $134,497 as of September 30, 2018 related to the sale of inventory. Also, the Company agreed to pay 5% of all gross revenue of Company earned or in any way related to the Purchased Assets generated between October 1, 2018 and December 31, 2019, up to a maximum of $200,000. The Company estimated gross revenue for that period to be approximately $1,200,000 and recorded a $60,000 liability. The Company recorded an impairment of acquired assets in the amount of $60,000 as of September 30, 2018.

NOTE 9– CONVERTIBLE NOTES PAYABLE, NET

Convertible notes payable as of September 30, 2018 consisted of the following:

				Balance
		Accrued	Debt	As of
	Principal	Interest	Discount	September 30, 2018
10% OID Convertible Promissory Notes	$1,961,340	$115,146	$(38,075)	$2,038,411
7% Convertible note ($850,000)	270,787	10,489	-	281,276
	$2,232,127	$125,635	$(38,075)	$2,319,687

Convertible notes payable as of December 31, 2017 consisted of the following:

				Balance
		Accrued	Debt	As of
	Principal	Interest	Discount	December 31, 2017
6% Secured convertible note (2014)	$39,251	$1,974	$-	$41,225
7% Convertible note ($850,000)	250,000	321,652	-	571,652
10% OID Convertible Promissory Notes	$2,980,199	$120,492	$(698,547)	$2,402,144
	$3,269,450	$444,118	$(698,547)	$3,015,021

6% Secured Convertible Note and Secured Credit Facility (2014)

On March 13, 2018, the Company, received a Notice of Conversion from Logic Works LLC converting principal and interest of $41,690 owed under that a 6% Convertible Note into 16,445,609 shares of our common stock with a fair value of $248,329. As of March 13, 2018, the outstanding balance on the Convertible Note was $0.

7% Convertible Notes Payable

As of December 31, 2017, the outstanding principal on the 7% convertible note was $250,000 and accrued interest was $321,652, which results in a total liability of $571,652.

On February 12, 2018, the Company received a Notice of Conversion from Forglen LLC converting principal and interest of $321,945 owed under that 7% Convertible Note as amended June 19, 2014 into 127,000,000 shares of the Company’s common stock with a fair value of $2,235,200.

On February 23, 2018, the Company, submitted a Notice of Prepayment to Forglen LLC to prepay the balance owed under that 7% Convertible Note as amended June 19, 2014. In response to the Prepay Notice, Forglen submitted a Notice of Conversion on March 8, 2018 to convert the entire balance of the Note and all accrued interest. Upon negotiations between Forglen and the Company, the parties entered into a Second Amendment to the Note, dated March 12, 2018.

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

As of September 30, 2018, the outstanding principal on this 7% convertible note was $270,787 and accrued interest was $10,489, which results in a total liability of $281,276.

10% Convertible Promissory Notes

Funding from Chicago Venture Partners, L.P. (“Chicago Venture”)

As of December 31, 2017, the outstanding principal balance due to Chicago Venture was $2,980,199, accrued interest was $120,492, net of the discount of $698,547, which results in a total amount of $2,402,144.

As of September 30, 2018, the outstanding principal balance due to Chicago Venture is $1,426,342, accrued interest was $110,964, net of the discount of $$38,075, which results in a total amount of $1,499,231.

During the nine months ended September 30, 2018, Chicago Venture converted principal and interest of $2,779,358 into 469,401,651 shares of our common stock at a per share conversion price of $0.0058 with a fair value of $6,994,433. The Company recognized $4,256,766 of loss on debt conversions during the nine months ended September 30, 2018.

During the nine months ended September 30, 2018, the Company recorded an OID debt discount expense of $660,472 to interest expense related to the Chicago Venture financing.

Securities Purchase Agreement, Secured Promissory Notes and Security Agreement with Iliad Research and Trading, L.P. (“Iliad”)

On August 10, 2018, the Company closed the transactions described below with Iliad.

On August 7, 2018, the Company executed the following agreements with Iliad: (i) Securities Purchase Agreement; (ii) Secured Promissory Notes; and (iii) Security Agreement (collectively the “Iliad Agreements”). The Company entered into the Iliad Agreements with the intent to acquire working capital to grow our businesses.

The total amount of funding under the Iliad Agreements is $1,500,000. The Convertible Promissory Note carries an original issue discount of $150,000 and a transaction expense amount of $5,000, for total debt of $1,655,000. The Company agreed to reserve three times the number of shares based on the redemption value with a minimum of 150 million shares of its common stock for issuance upon conversion of the Debt, if that occurs in the future. If not converted sooner, the Debt is due on or before August 7, 2019. The Debt carries an interest rate of ten percent (10%). The Debt is convertible, at Iliad’s option, into our common stock at $0.015 per share subject to adjustment as provided for in the Secured Promissory Notes. The Company’s obligation to pay the Debt, or any portion thereof, is secured by all of our assets. The Company has $1,055,000 available under this debt financing.

At September 30, 2018 the outstanding principal balance due to Iliad Research and Trading, L.P. is $535,000, accrued interest of $4,182 resulting in a total of $539,182.

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

There was a derivative liability of $1,118,107 as of September 30, 2018. For the nine months ended September 30, 2018, the Company recorded non-cash income of $1,534,812 related to the “change in fair value of derivative” expense related to the Chicago Venture and Iliad financing. The income related to a decline in the share price and Chicago Venture converted principal and interest of $2,737,688 into 469,401,651 shares of our common stock during the nine months ended September 30, 2018.

Derivative liability as of September 30, 2018 was as follows:

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	September 30, 2018

Liabilities:
Derivative Instruments	$-	$1,118,107	$-	$1,118,107

Total	$-	$1,118,107	$-	$1,118,107

NOTE 11 – RELATED PARTY TRANSACTIONS AND CERTAIN RELATIONSHIPS

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

Certain Relationships

Please see the transactions with CANX, LLC and Logic Works in Note 4, and Chicago Venture Partners, L.P. discussed in Note 9, 10 and 11.

NOTE 12 – EQUITY

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

Equity Issuances

During the nine months ended September 30, 2018, the Company had had the following sales of unregistered of equity securities to accredited investors unless otherwise indicated:

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

During the nine months ended September 30, 2018, Chicago Venture and Iliad converted principal and interest of $2,779,358 into 469,401,651 shares of our common stock at a per share conversion price of $0.0058 with a fair value of $6,994,433. The Company recognized $4,526,766 of loss on debt conversions during the nine months ended September 30, 2018.

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

On March 20, 2018, the Company entered into and closed on a Common Stock Purchase Agreement with St. George Investments, LLC, a Utah limited liability company. The Company issued St. George 6,410,256 shares of newly issued restricted Common Stock of the Company at a purchase price of $0.0156 per share.

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

Warrants

The Company issued the following warrants during the nine months ended September 30, 2018:

Securities Purchase Agreements with St. George Investments, LLC

On February 9, 2018, the Company executed the following agreements with St. George Investments LLC and issued a warrant to purchase of up to 48,687,862 shares of the Company’s Common Stock at an exercise price of $0.05 per share. The Warrant is subject to a cashless exercise option at the election of St. George and other adjustments as repricing as detailed in the Warrant.

A summary of the warrants issued as of September 30, 2018 is as follows:

	September 30, 2018
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	595,000,000	$0.032
Issued	48,687,862	0.050
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at end of period	643,687,862	$0.032
Exerciseable at end of period	643,687,862

A summary of the status of the warrants outstanding as of September 30, 2018 is presented below:

	September 30, 2018
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life	Price	Exerciseable	Price
540,000,000	0.53	$0.033	540,000,000	$0.033
55,000,000	1.73	0.010	45,000,000	0.010
48,687,862	4.33	0.050	48,687,862	0.050

643,687,862	1.00	$0.032	633,687,862	$0.029

Warrants totaling 55 million shares of common stock had an intrinsic value of $110,000 as of September 30, 2018.

NOTE 13– STOCK OPTIONS

Description of Stock Option Plan

On October 23, 2017, the Company’s Shareholders authorized a Stock Incentive Plan whereby a maximum of 100,000,000 shares of the Company’s common stock could be granted in the form of Non-Qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, and Other Stock-Based Awards. The Company has outstanding unexercised stock option grants totaling 37,000,000 shares as of September 30, 2018. The Company filed a registration statement on Form S-8 to register 100,000,000 shares of Company’s common stock related to the 2017 Stock Incentive Plan.

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

Stock Option Activity

During the nine months ended September 30, 2018, the Company had the following stock option activity:

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

As of September 30, 2018, there are 63,000,000 options to purchase common stock at an average exercise price of $0.010 per share outstanding under the 2017 Stock Incentive Plan. The Company recorded $29,619 and $23,352 of compensation expense, net of related tax effects, relative to stock options for the nine months ended September 30, 2018 and 2017 in accordance with ASC 505. Net loss per share (basic and diluted) associated with this expense was approximately ($0.00). As of September 30, 2018, there is $80,043 of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately 3.45 years.

Stock option activity for the nine months ended September 30, 2018 and the years ended December 31, 2017 and 2016 is as follows:

		Weighted Average
	Options	Exercise Price	$
Outstanding as of December 31, 2015	29,020,000	$0.03	$811,000
Granted	-	-	-
Exercised	-	-	-
Forfeitures	(17,010,000)	(0.041)	(690,500)
Outstanding as of December 31, 2016	12,010,000	0.01	120,500
Granted	44,000,000	0.006	280,000
Exercised	-	-	-
Forfeitures	(10,000)	(0.050)	(500)
Outstanding as of December 31, 2017	56,000,000	0.007	400,000
Granted	7,000,000	0.020	140,000
Exercised	-	-	-
Forfeitures	-	-	-
Outstanding as of September 30, 2018	63,000,000	$0.009	$540,000

The following table summarizes information about stock options outstanding and exercisable as of September 30, 2018:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining Life	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Exerciseable	Exerciseable	Exerciseable
$0.006	32,000,000	4.00	$0.006	4,000,000	$0.006
0.007	10,000,000	4.00	0.007	3,333,333	0.007
0.009	2,000,000	1.75	0.009	833,333	0.009
0.010	12,000,000	1.13	0.010	12,000,000	0.010
0.020	7,000,000	4.64	0.020	833,333	0.020
	63,000,000	3.45	$0.009	21,000,000	$0.009

Stock option grants totaling 56,000,000 shares of common stock had an intrinsic value of $180,100 as of September 30, 2018.

NOTE 14 – COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

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

Sales, Payroll and Other Tax Liabilities

As of September 30, 2018, the Company owes $94,217 in sales tax to the City of Boulder, CO. The Company expects to pay $5,000 per month.

Other Legal Proceedings

The Company may be sued for non-payment of lease payments at closed stores. We may be subject to legal actions with vendors.

Operating Leases

On December 7, 2016, the Company entered into entered into a Consent to Judgement and Settlement Agreement related to its retail hydroponics store located in Portland, Maine. This Agreement provides for a monthly lease payment of $5,373 through July 31, 2020. We also agreed to a repayment schedule for past due rent and owe $54,010 as of December 31, 2017. The Company is past due on the repayment schedule by $58,678 as of September 30, 2018. The Company terminated the lease in April 2018.

On May 31, 2018, the Company rented space at 5400 Carillon Point, Kirkland, Washington 98033 for $623 per month for our corporate office and use of space in the Regus network, including California. The Company’s agreement expires May 31, 2019.

On October 1, 2017, GrowLife Hydroponics, Inc. entered into a lease in Calgary, Canada. The monthly lease is approximately $3,246. The lease expires September 30, 2022.

On December 19, 2017, GrowLife Innovations, Inc. entered into a lease in Grand Prairie, Texas dated October 9, 2017, for 5,000 square feet for the manufacturing and distribution of its flooring products. The monthly lease payment is $15,000. The lease expires December 1, 2022 and can be renewed.

On July 2, 2018, GrowLife Hydroponics, Inc. entered into a store lease for 1,950 square feet in Portland, Maine. The monthly lease is approximately $2,113, with 3% increases in year two and three. The lease expires July 2, 2021 and can be extended.

On August 31, 2018, GrowLife, Inc. entered into the Fourth Amendment to the Lease Agreement for the store in Encino California. The monthly lease is approximately $6,720, with a 3% increase on March 1, 2019. The lease expires February 28, 2019 and can be extended. The Company agreed to provide six months’ notice to terminate the lease.

The aggregate future minimum lease payments under operating leases, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended September 30,	Total
2019	$249,281
2020	486,419
2021	83,948
2022	-
2023	-
Beyond	-
Total	$819,648

Employment and Consulting Agreements

First Addendum to Agreements with David Reichwein

On February 16, 2018, the Company entered into an Addendum to amend the terms between the Company and David Reichwein. Pursuant to the First Addendum, the Company purchased the remaining 49% of the Purchased Assets in exchange for a one-time payment of $250,000 and the cancellation of Reichwein’s right to receive a 10% commission on certain sales of Free Fit products as was set forth in Reichwein’s employment agreement. In exchange for the cancellation of the commission in the employment agreement, Reichwein may earn a common stock bonus of up to 2,500,000 shares if certain revenue and gross margin goals are met by December 31, 2018.

Consulting Agreement with an Entity Controlled by Michael E. Fasci

On March 20, 2018, the Company terminated a Consulting Agreement dated October 21, 2016 with an entity controlled by Michael E. Fasci. Mr. Fasci had provided services related to lender management, financing and acquisitions.

NOTE 15 – SUBSEQUENT EVENTS

The Company evaluates subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements are available.

There were the material events subsequent to September 30, 2018:

Rights Offering to Shareholders

On September 18, 2018, the Company filed its proposed Rights Offering on Amendment 1 to Form S-1 that would allow the Company’s shareholders to acquire additional shares of common stock (the “Offering”). The Offering is designed to give record shareholders the opportunity to invest directly into the Company at a set price with additional warrants to support the Company’s capital raise to be used for continued expansion.

Each shareholder will receive one non-transferable right (the “Right”) for each share of common stock held on the record date (October 12, 2018). Each Right will include one share of Common Stock and two one-half warrants. The purchase price will be payable in cash to the Company.

The warrants included in each Right will be exercisable for one-half of the number of rights for one share of our Common Stock at an exercise price of $0.018 per share and one-half warrant exercisable for one share of our Common Stock at an exercise price of $0.024. For example: if you subscribe for 100 Units you will receive 100 common stock shares and 100 warrants divided into 50 warrants exercisable at $0.018 and 50 warrants exercisable at $0.024).

The Record date shareholders who fully exercise their Subscription Rights will be eligible for an over-subscription privilege entitling these shareholders to subscribe, subject to certain limitations and a pro-rata allotment, for any additional shares of common stock not purchased pursuant to the Subscription.

The Offering expired at 6:00 PM Eastern Time on November 12, 2018, unless extended.

The SEC declared Amendment 1 to Form S-1 effective on October 15, 2018.

On November 8, 2018, the Company filed its prospectus supplement and announced the extension of its Rights Offering as previously announced (the “Rights Offering”). The Company has chosen to extend the offering period of the Rights Offering to November 20, 2018 to give stockholders, particularly those holding shares in street name who may have only recently received applicable materials, additional time to participate in the Rights Offering should they desire to do so and due to the original expiration date falling on a holiday.

The Offering expires at 6:00 PM Eastern Time on November 20, 2018, unless extended.

Purchase and Sale Agreement- EZ Clone Enterprises, Inc.

On October 15, 2018, the Company closed the Purchase and Sale Agreement with EZ Clone Enterprises, Inc., a California corporation. EZ Clone is the manufacturer of multiple award-winning products specifically designed for the commercial cloning and propagation stage of indoor plant cultivation including cannabis, food, and other hydroponic farming. The Company acquired 51% of EZ Clone for $2,040,000, payable as follows: (i) a cash payment of $645,000; and (ii) the issuance of 107,307,692 restricted shares of the Company’s common stock at a price of $0.013 per share or $1,395,000.

The Company has the obligation to acquire the remaining 49% of EZ Clone within one year for $1,960,000, payable as follows: (i) a cash payment of $855,000; and (ii) the issuance of 85,000,000 shares of the Company’s common stock at a price of $0.013 per share or $1,105,000.

Mr. William Blackburn will remain as President of EZ Clone.

Securities Purchase Agreement, Secured Promissory Notes and Security Agreement

On October 15, 2018, the Company executed the following agreements with Iliad: (i) Securities Purchase Agreement; (ii) Secured Promissory Notes; (iii) Security Agreement; and (iv) Warrant to Purchase Shares of Common Shares (collectively the “Iliad Agreements”). The Company entered into the Iliad Agreements with the intent to acquire EZ Clone Enterprises, Inc.

The total amount of funding under the Iliad Agreements is $700,000. The Convertible Promissory Note carries an original issue discount of $70,000 and a transaction expense amount of $5,000, for total debt of $775,000. The Company agreed to reserve 350 million shares of its common stock for issuance upon conversion of the Debt, if that occurs in the future. If not converted sooner, the Debt is due on or before July 15, 2018. The Debt carries an interest rate of ten percent (10%). The Debt is convertible, at Iliad’s option, into the Company’s common stock at 65% of the lowest trading prices in the twenty trading days before conversion.

The Warrant is exercisable for a period of five (5) years from the Closing, for the purchase of up to $387,500 shares of the Company’s Common Stock at the market price as of the date of closing. The Warrant is subject to a cashless exercise option at the election of Iliad and other adjustments as detailed in the Warrant.

The Company’s obligation to pay the Debt, or any portion thereof, is secured by all of the Company’s assets as described in Schedule A to the Security Agreement attached hereto and incorporated herein by this reference.

Employment Agreement with Marco Hegyi

On October 15, 2018, the Board of Directors of GrowLife, Inc. (the “Company”) entered into an Employment Agreement with Marco Hegyi pursuant to which the Company engaged Mr. Hegyi as its Chief Executive Officer through October 15, 2021. Mr. Hegyi’s previous Employment Agreement was set to expire on October 21, 2018.

Mr. Hegyi’s annual compensation is $275,000. Mr. Hegyi is also entitled to receive an annual bonus equal to four percent (4%) of the Company’s EBITDA for that year. The annual bonus shall be paid no later than 31 days following the end of each calendar year.

Mr. Hegyi received a Warrant to purchase up to 16,000,000 shares of common stock of the Company at an exercise price of $0.012 per share which vest immediately. In addition, Mr. Hegyi received two Warrants to purchase up to 16,000,000 shares of common stock of the Company at an exercise price of $0.012 per share which vest on October 15, 2019 and 2020, respectively. The Warrants are exercisable for 5 years.

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

Employment Agreement with Mark Scott

On October 15, 2018, the Compensation Committee of the Company entered into an Employment Agreement with Mark Scott pursuant to which the Company engaged Mr. Scott as its Chief Financial Officer through October 15, 2021. Mr. Scott’s previous Agreement was cancelled.

Mr. Scott’s annual compensation is $165,000. Mr. Scott is also entitled to receive an annual bonus equal to two percent (2%) of the Company’s EBITDA for that year. The annual bonus shall be paid no later than 31 days following the end of each calendar year.

The Company’s Board of Directors granted Mr. Scott an option to purchase twenty million shares of the Company’s Common Stock under the Company’s 2017 Stock Incentive Plan at an exercise price of $0.012 per share. The Shares vest quarterly over three years. All options will have a five-year life and allow for a cashless exercise. The stock option grant is subject to the terms and conditions of the Company’s Stock Incentive Plan, including vesting requirements. In the event that Mr. Scott’s continuous status as employee to the Company is terminated by the Company without Cause or Mr. Scott terminates his employment with the Company for Good Reason as defined in the Scott Agreement, in either case upon or within twelve months after a Change in Control as defined in the Company’s Stock Incentive, then 100% of the total number of Shares shall immediately become vested.

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

If the Company terminates Mr. Scott’s employment at any time prior to the expiration of the Term without Cause, as defined in the Employment Agreement, or if Mr. Scott terminates his employment at any time for “Good Reason” or due to a “Disability”, Mr. Scott will be entitled to receive (i) his Base Salary amount for ninety days; and (ii) his Annual Bonus amount for each year during the remainder of the Term.

Employment Agreement with Joseph Barnes

On October 15, 2018, the Compensation Committee of the Company entered into an Employment Agreement with Joseph Barnes pursuant to which the Company engaged Mr. Barnes as President of the GrowLife Hydroponics Company through October 15, 2021. Mr. Barnes’s previous Agreement was cancelled.

Mr. Barnes’s annual compensation is $165,000. Mr. Barnes is also entitled to receive an annual bonus equal to two percent (2%) of the Company’s EBITDA for that year. The annual bonus shall be paid no later than 31 days following the end of each calendar year.

The Company’s Board of Directors granted Mr. Barnes an option to purchase eighteen million shares of the Company’s Common Stock under the Company’s 2017 Stock Incentive Plan at an exercise price of $0.012 per share. The Shares vest quarterly over three years. All options will have a five-year life and allow for a cashless exercise. The stock option grant is subject to the terms and conditions of the Company’s Stock Incentive Plan, including vesting requirements.  In the event that Mr. Barnes’s continuous status as employee to the Company is terminated by the Company without Cause or Mr. Barnes terminates his employment with the Company for Good Reason as defined in the Barnes Agreement, in either case upon or within twelve months after a Change in Control as defined in the Company’s Stock Incentive, then 100% of the total number of Shares shall immediately become vested.

Mr. Barnes is entitled to participate in all group employment benefits that are offered by the Company to the Company’s senior executives and management employees from time to time, subject to the terms and conditions of such benefit plans, including any eligibility requirements. In addition, the Company is required purchase and maintain an insurance policy on Mr. Barnes’s life in the amount of $2,000,000 payable to Mr. Barnes’s named heirs or estate as the beneficiary. Finally, Mr. Barnes is entitled to twenty days of vacation annually and also has certain insurance and travel employment benefits.

If the Company terminates Mr. Barnes’s employment at any time prior to the expiration of the Term without Cause, as defined in the Employment Agreement, or if Mr. Barnes terminates his employment at any time for “Good Reason” or due to a “Disability”, Mr. Barnes will be entitled to receive (i) his Base Salary amount for ninety days; and (ii) his Annual Bonus amount for each year during the remainder of the Term.

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

We primarily sell supplies through our wholly owned subsidiary, GrowLife Hydroponics, Inc. GrowLife also distributes and sells over 15,000 products along with a handful of its own branded products through its e-commerce distribution channels, ShopGrowLife.com and GrowLifeEco.com, as well as through GrowLife licensed retail storefronts. GrowLife and its business units are organized and directed to operate strictly in accordance with all applicable state and federal laws.

The GrowLife mission is to measure its success by its customer’s success;
serving cultivators of all sizes as a reliable business partner and its shareholders with value and trust.

The ‘their success is our success’ focus has helped us understand the challenges and needs our customers are enduring and the many products and services we can provide to help them grow. We recognize that the cost of customer acquisition is 10x higher than retention so it is in GrowLife’s best interest to retain its customers by supporting their needs with innovative offerings, lower pricing and reliable delivery. The indoor cultivation industry, primarily driven by indoor Cannabis farming, is in its formative stages where it is developing a recurring track record. Due to the conflicting laws and policies throughout the United States our customers consist mostly of smaller, early-stage companies that face unusual challenges not experienced in most larger established industries.

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

GrowLife’s is organized into four divisions --- GrowLife Commercial, GrowLife Innovations, GrowLife Hydroponics (e-Commerce) and GrowLife Retail --- are organized across four audience-centric divisions. We sell to commercial customers through our GrowLife Commercial division to large-scale customers for both hydroponics and FreeFit, our business materials products.

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

The GrowLife Hydroponics and Retail divisions will continue to distribute and sell the many commonly demanded products and FreeFit through its e-commerce distribution channels, ShopGrowLife.com, www.freefit.com and www.shopcustomfloors.com. New proprietary products will be developed by GrowLife Innovations Inc., the research and development arm of the company, and include EZ Clone, a recently majority acquired cloning products company. GrowLife Retail will drive our three key fulfillment centers in Portland, Maine, Calgary, Alberta Canada, and recently acquired storefront formally known as Go Green in Los Angeles, California. Also, GrowLife has independently-owned with GrowLife licensed retail storefronts. GrowLife, Inc. and its divisions are organized and directed to operate strictly in accordance with all applicable state and federal laws.

We focus on customer success. In that regard, we believe that the indoor cultivation industry will continue to experience significant growth and, as a result, serving this industry has become highly competitive, cash intensive and customer centric.  However, we have plans to address these challenges.

First, the opportunity to sell both infrastructure equipment and recurring supplies to the indoor cultivation industry is constantly increasing as demand for indoor cultivation grows across the United States and Canada. GrowLife believes the demand will continue to grow and more states, municipalities and recent legalization of Cannabis in Canada will promote greater indoor cultivation activities.   GrowLife continues with its multi-faceted distribution strategy, which we believe serves customers in the following manner: Direct consulting sales to large cultivation customers through GrowLife Commercial, e-commerce via ShopGrowLife.com to fulfill all orders across the nation from customers of all sizes, and GrowLife Retail for local purchasing convenience.

Second, selling through multiple channels with readily available products is foundational to GrowLife, however differentiation comes from unique products available only from GrowLife. In October 2017 we formed GrowLife Innovations, Inc., which is where we housed our acquired FreeFit building material assets. FreeFit® is a patented product line of eco-friendly and easy to install vinyl floor tiles with patterns and prints that can provide passive (no resource demands such as power) benefits to our customers and used in our Commercial Cube vertical growing system. GrowLife is currently testing custom configurations to quantify its economic value to customers. Building materials is a starting point for GrowLife Innovations. After the first and second test phases we learned that the quality of the clone was critical to the yield (amount of plant produced). As a result, we accelerated the majority acquisition of EZ Clone Enterprises, Inc. to October.

Third, GrowLife’s customers come in different stages from small caregiver cultivators to large 80,000+ square foot commercial operations.  Along with our business-to-business (B2B) focus we have been expanding to the business-to-consumer (B2C) by offering the GrowLife Consumer Cube products. We recognize demand is increasing from small, aspiring cultivation consumers across the country seeking to learn and use a complete indoor growing solution.  To address this demand, we packaged GrowLife Consumer Cube, an entry-level offering for consumers to get hands-on experience with indoor growing.  Although many still buy the components separately, we are working on developing videos and supplier tools to attract them to this one-stop shop program.  Many states are giving individuals the legal freedom to cultivate crops in their own home and GrowLife Consumer Cube gives them the necessary tools.

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

-
Impact of the Cannabis Industry

o
According to data released by Forbes, the North American legal cannabis market is expected to generate $9.2 billion in 2017 alone*. That represents an unprecedented 33% increase over 2016. Given the size of the cannabis market, a rising number of entrepreneurs have invested in hydroponic growing equipment to be part of the medical marijuana gold rush. This investment has been one of the primary drivers of the aggressive growth that this industry has experienced over the past five years.

o
In certain states, patients with medical marijuana cards are also allowed to grow limited quantities of marijuana for personal use as well as 7 states and Canada have legalized adult cannabis consumption with lawful home growing. This has encouraged patients and consumers to purchase hydroponic growing equipment and pursue small-scale marijuana cultivation.

Competitive advantages:

-
Most hydroponic growing equipment stores are small business operations that serve their immediate geographic areas. GrowLife serves an international customer base with operations throughout the US and Canada.

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

-
Medical and recreational marijuana is expected to be approved in an increasing number of US states over the next five years, which will lead more patients, consumers and entrepreneurs to buy marijuana and hydroponic growing equipment to fulfill demand for this growing market.

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

-
Barriers to Entry in this industry are Low

Medical and Recreational Marijuana Growing Industry

Industry Definition:

This emerging industry pertains to those engaged in the practice of cultivating and producing legal cannabis plants for the medical and recreational consumer markets.

US Key Industry Statistics:

-
60% of the U.S. population (thirty states and the District of Columbia) now lives in states that have legalized some form of cannabis use and sales, illustrating the rising acceptance of cannabis nationwide and highlighting the industry’s immense potential for future growth.

-
In 2016, the Medical and Recreational Marijuana Growing industry generated $3.5 billion in gross revenue with total profits of $233.4 million.

-
The industry grew 28.3% from 2011 to 2016 and is expected to continuing growing at a rate of 28.21% through 2021.

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

-
The industry’s average profit margin, defined as earnings before interest and taxes, varies greatly across the industry because of the myriad of laws governing medical and recreational marijuana from state to state. Industry-wide margins have grown on account of the legalization of recreational marijuana in various states and Canada and are expected to grow as more legalization takes effect.

Key Industry Drivers:

-
Medical marijuana growers continue to benefit from the steadily aging population. Chronic illnesses have become more prevalent as the population continues to age, driving demand for medical marijuana. 92% of medical marijuana patients said that medical marijuana alleviated symptoms of their serious medical conditions, including chronic pain, arthritis, migraine, and cancer.

-
An estimated 2.6 million people use marijuana for medicinal purposes, and this segment of the US population is anticipated to increase drastically over the next five years.

-
More than two-thirds of Americans now live in jurisdictions that have legalized either the medical or adult use of marijuana.

Growth Outlook:

“The industry is growing at a faster rate than the US economy”

-
Industry revenue is estimated to increase at an annualized rate of 28.21% to $15.0 billion over the five years to 2021.

Factors:

-
Continued legalization on the state level and Canada has and will continue to increase accessibility to medical and recreational marijuana, increasing nationwide demand.

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

Key Market Priorities

Our goal of becoming the nation’s largest cultivation facility service provider for the production of organics, herbs and greens and plant-based medicines requires GrowLife to deliver the complete solution that offers the lowest production cost in the industry to our customers. As our company delivers newly acquired products such as FreeFit®, EZ Clone and our proprietary Cube line for both Commercial and consumers customers, these new GrowLife-branded offerings are expected to 3-5 fold increase the Company’s gross margins. This increase will cover operating costs and fund the Company’s growth.

However, to bring all these products to market, GrowLife is engaged in a financing round that is expected to significantly increase both revenue and margins in the near future.

GrowLife can expand with these priorities until it serves more indoor cultivators throughout the country. Once a customer is engaged, we can gradually expand their purchasing market share by providing greater economic benefit to the customers who buy more products from GrowLife than from other suppliers.

Employees

As of September 30, 2018, we had twenty-seven full-time and part-time employees. Marco Hegyi, our Chief Executive Officer, is based in Kirkland, Washington. Mark E. Scott, our Chief Financial Officer, is based primarily in Seattle, Washington. In addition, we have approximately twenty-five full and part-time consultants located throughout the United States and Canada who operate our businesses. None of our employees are subject to a collective bargaining agreement or represented by a trade or labor union. We believe that we have a good relationship with our employees.

Key Partners

Our key customers vary by state and are expected to be more defined as the company moves from its retail walk-in purchasing sales strategy to serving cultivation facilities directly and under predictable purchasing contracts.

Our key suppliers include distributors such as HydroFarm, Urban Horticultural Supply and Hawthorne to product-specific suppliers. All the products purchased and resold are applicable to indoor growing for organics, greens, and plant-based medicines.

Competition

Covering two countries across all cultivator segments create competitors that also serve as partners. Large commercial cultivators have found themselves willing to assume their own equipment support by buying large volume purchased directly from certain suppliers and distributors such as Hawthorne and HydroFarm. Other key competitors on the retail side consist of local and regional hydroponic resellers of indoor growing equipment. On the e-commerce business, GrowersHouse.com, Hydrobuilder.com and smaller online resellers using Amazon and eBay e-commerce market systems.

Intellectual Property and Proprietary Rights

Our intellectual property consists of brands and their related trademarks and websites, customer lists and affiliations, product know-how and technology, and marketing intangibles.

Our other intellectual property is primarily in the form of trademarks and domain names. We also hold rights to several website addresses related to our business including websites that are actively used in our day-to-day business such as www.shopgrowlife.com, www.freefit.com, www.growlifeinc.com, www.growlifeeco.com and www.greners.com, www.shopcustomfloors.com, and www.ezlone.com.

Other Growth Opportunities

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

On August 17, 2018, we entered into an Asset Purchase Agreement with Go Green Hydroponics, Inc., a California corporation and TCA – Go Green SPV, LLC, a Florida limited liability pursuant to which the Company acquired the intellectual property and assumed the lease for the property located at 15721 Ventura Blvd., Encino, CA 91436. We intend to operate a retail store, sale over the internet and sell on a direct basis at this location.

Concurrently, the Company and Seller entered into a Security Agreement for securing our assets as collateral for the obligations of Company as set forth in the Security Agreement. In consideration for the sale and assignment of the Purchased Assets, we agreed to pay the Seller: (i) the proceeds generated from the sale of the closing inventory until all closing inventory has been sold, and (ii) to pay the Seller 5% of all gross revenue of our earned or in any way related to the Purchased Assets generated between October 1, 2018 and December 31, 2019, up to a maximum of $200,000.

On October 15, 2018, we closed the Purchase and Sale Agreement with EZ Clone Enterprises, Inc., a California corporation. EZ Clone is the manufacturer of multiple award-winning products specifically designed for the commercial cloning and propagation stage of indoor plant cultivation including cannabis, food, and other hydroponic farming. We acquired 51% of EZ Clone for $2,040,000, payable as follows: (i) a cash payment of $645,000; and (ii) the issuance of 107,307,692 restricted shares of our common stock at a price of $0.013 per share or $1,395,000.

We have the obligation to acquire the remaining 49% of EZ Clone within one year for $1,960,000, payable as follows: (i) a cash payment of $855,000; and (ii) the issuance of 85,000,000 shares of the Company’s common stock at a price of $0.013 per share or $1,105,000.

Mr. William Blackburn will remain as President of EZ Clone.

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

(dollars in thousands)

	Three Months September 30,
	2018	2017	$ Variance	% Variance
Net revenue	$954	$661	$293	44.3%
Cost of goods sold	899	476	423	-88.9%
Gross profit	55	185	(130)	-70.3%
General and administrative expenses	1,117	589	528	-89.6%
Operating loss	(1,062)	(404)	(658)	-162.9%
Other income (expense):
Change in fair value of derivative	(120)	-	(120)	-100.0%
Interest expense, net	(366)	(153)	(213)	-139.2%
Impairment of acquired assets	(60)	-	(60)	-100.0%
Loss on debt conversions	(645)	(199)	(446)	-224.1%
Total other (expense) income	(1,191)	(352)	(839)	-238.4%
(Loss) before income taxes	(2,253)	(756)	(1,497)	-198.0%
Income taxes - current benefit	-	-	-	0.0%
Net (loss)	$(2,253)	$(756)	$(1,497)	-198.0%

THREE MONTHS ENDED SEPTEMBER 30, 2018 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2017

Revenue

Net revenue for the three months ended September 30, 2018 increased $293,000 to $954,000 as compared to $661,000 for the three months ended September 30, 2017. The increase resulted from increased sales personnel, increased channels of distribution, opening a store in Canada and the development of the reflective tiles and flooring product line.

Cost of Goods Sold

Cost of sales for the three months ended September 30, 2018 increased $423,000 to $899,000 as compared to $476,000 for the three months ended September 30, 2017. The increase was due increased sales, offset by higher cost of sales related to product mix and increased customer discounts.

Gross profit was $55,000 for the three months ended September 30, 2018 as compared to a gross profit of $185,000 for the three months ended September 30, 2017. The gross profit percentage was 5.8% for the three months ended September 30, 2018 as compared to 27.9% for the three months ended September 30, 2017. The gross profit percentage decrease was due to increased customer discounts.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2018 increased $528,000 to $1,117,000 as compared to $589,000 for the three months ended September 30, 2017. The variances were as follows: (i) an increase in insurance of $22,000; (ii) an increase in rent of $46,000; (iii) an increase in payroll of $271,000; (iv) an increase in sales, marketing and trade show expenses of $37,000; (v) an increase in depreciation of $20,000 and (vi) an increase in legal expenses of $30,000; and (vii) an increase in other expenses of $102,000. As part of the general and administrative expenses for the three months ended September 30, 2018 and 2017, we recorded public relation, investor relation or business development expenses of $4,000 and $0, respectively. The increase resulted from increased sales personnel, increased channels of distribution, opening a store in Canada and the development of the reflective tiles and flooring product line and the development of the vertical grow room.

Non-cash general and administrative expenses for the three months ended September 30, 2018 were $81,000 including (i) depreciation and amortization of $19,000; and (ii) stock based compensation of $62,000 related to stock option grants and warrants.

Non-cash general and administrative expenses for the three months ended September 30, 2017 were $57,000 related to stock based compensation.

Other (Expense) Income

Other expense for the three months ended September 30, 2018 was $1,191,000 as compared to other expense of $352,000 for the three months ended September 30, 2017. The other expense for the three months ended September 30, 2018 included (i) interest expense of $366,000; (ii) loss on debt conversions of $645,000; (iii) change in fair value of derivative of $120,000; and impairment of acquired assets of $60,000. The non-cash interest related to the amortization of the debt discount associated with our convertible notes and accrued interest expense related to our notes payable. The loss on debt conversions related to the conversion of our notes payable at prices below the market price. The impairment of acquired assets related to the Go Green acquisition.

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

Net (Loss)

Net loss for the three months ended September 30, 2018 was $2,253,000 as compared to $756,000 for the three months ended September 30, 2017 for the reasons discussed above.

Net loss for the three months ended September 30, 2018 included non-cash expenses of $964,000 including (i) depreciation and amortization of $19,000; (ii) stock based compensation of $62,000 related to stock option grants and warrants; (iii) accrued interest and amortization of debt discount on convertible notes payable of $362,000; (iv) loss on debt conversions of $641,000; and offset by (v) change in derivative liability of $120,000.

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

(dollars in thousands)

	Nine Months Ended September 30,
	2018	2017	$ Variance	% Variance
Net revenue	$2,871	$1,650	$1,221	74.0%
Cost of goods sold	2,628	1,353	1,275	-94.2%
Gross profit	243	297	(54)	-18.2%
General and administrative expenses	3,221	1,502	1,719	-114.4%
Operating loss	(2,978)	(1,205)	(1,773)	-147.1%
Other income (expense):
Change in fair value of derivative	1,535	2,164	(629)	-29.1%
Interest expense, net	(1,075)	(468)	(607)	-129.7%
Impairment of acquired assets	(60)	-	(60)	-100.0%
Loss on debt conversions	(5,999)	(1,669)	(4,330)	-259.4%
Total other (expense) income	(5,599)	27	(5,626)	-20837.0%
(Loss) before income taxes	(8,577)	(1,178)	(7,399)	-628.1%
Income taxes - current benefit	-	-	-	0.0%
Net (loss)	$(8,577)	$(1,178)	$(7,399)	-628.1%

NINE MONTHS ENDED SEPTEMBER 30, 2018 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2017

Revenue

Net revenue for the nine months ended September 30, 2018 increased $1,221,000 to $2,871,000 as compared to $1,650,000 for the nine months ended September 30, 2017. The increase resulted from increased sales personnel, increased channels of distribution, opening a store in Canada and the development of the reflective tiles and flooring product line.

Cost of Goods Sold

Cost of sales for the nine months ended September 30, 2018 increased $1,275,000 to $2,628,000 as compared to $1,353,000 for the nine months ended September 30, 2017. The increase was due increased sales, offset by higher cost of sales related to product mix and increased customer discounts.

Gross profit was $243,000 for the nine months ended September 30, 2018 as compared to a gross profit of $297,000 for the nine months ended September 30, 2017. The gross profit percentage was 8.5% for the nine months ended September 30, 2018 as compared to 18.0% for the nine months ended September 30, 2017. The gross profit percentage decrease was due to increased customer discounts.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2018 increased $1,719,000 to $3,221,000 as compared to $1,502,000 for the nine months ended September 30, 2017. The variances were as follows: (i) an increase in insurance of $99,000; (ii) an increase in rent of $135,000; (iii) an increase in payroll of $725,000; (iv) an increase in sales, marketing and trade show expenses of $97,000; (v) an increase in legal expenses of $129,000; (vi) an increase in depreciation of $50,000; (vii) an increase in stock based compensation of $116,000; and (viii) an increase in other expenses of $368,000. As part of the general and administrative expenses for the nine months ended September 30, 2018 and 2017, we recorded public relation, investor relation or business development expenses of $11,000 and $0, respectively. The increase resulted from increased sales personnel, increased channels of distribution, opening a store in Canada and the development of the reflective tiles and flooring product line and the development of the vertical grow room.

Non-cash general and administrative expenses for the nine months ended September 30, 2018 were $379,000 including (i) depreciation and amortization of $50,000; (ii) stock based compensation of $176,000 related to stock option grants and warrants; (iii) common stock issued for services of $153,000.

Non-cash general and administrative expenses for the nine months ended September 30, 2017 were $214,000 including (i) depreciation and amortization of $2,000; (ii) stock based compensation of $161,000 related to stock option grants and warrants; and (iii) common stock issued for services of $51,000.

Other (Expense) Income

Other expense for the nine months ended September 30, 2018 was $5,599,000 as compared to other income of $27,000 for the nine months ended September 30, 2017. The other expense for the nine months ended September 30, 2018 included (i) interest expense of $1,075,000; (ii) loss on debt conversions of $5,999,000; (iii) impairment of acquired assets of $60,000; and offset by (iv) change in fair value of derivative of $1,535,000. The non-cash interest related to the amortization of the debt discount associated with our convertible notes and accrued interest expense related to our notes payable. The loss on debt conversions related to the conversion of our notes payable at prices below the market price. The impairment of acquired assets related to the Go Green acquisition.

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

Net (Loss)

Net loss for the nine months ended September 30, 2018 was $8,577,000 as compared to $1,178,000 for the nine months ended September 30, 2017 for the reasons discussed above.

Net loss for the nine months ended September 30, 2018 included non-cash expenses of $5,970,000 including (i) depreciation and amortization of $50,000; (ii) stock based compensation of $176,000 related to stock option grants and warrants; (iii) common stock issued for services of $153,000; (iv) accrued interest and amortization of debt discount on convertible notes payable of $963,000; and (v) loss on debt conversions of $6,170,000; offset by (vi) change in derivative liability of $1,542,000.

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

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $197,000 and a net working deficit of approximately $447,000 (net of derivative liability, convertible notes payable and deferred revenue) as of September 30, 2018.  We expect losses to continue as we grow our business. Our cash used in operations for the nine months ended September 30, 2018 and the years ended December 31, 2017 and 2016 was $2,357,000, $2,082,000 and $1,212,000, respectively.

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

Rights Offering to Shareholders

On September 18, 2018, we filed our proposed Rights Offering on Amendment 1 to Form S-1 that would allow our shareholders to acquire additional shares of common stock (the “Offering”). The Offering is designed to give record shareholders the opportunity to invest directly into the Company at a set price with additional warrants to support the Company’s capital raise to be used for continued expansion.

Each shareholder will receive one non-transferable right (the “Right”) for each share of common stock held on the record date (October 12, 2018). Each Right will include one share of Common Stock and two one-half warrants. The purchase price will be payable in cash to the Company.

The warrants included in each Right will be exercisable for one-half of the number of rights for one share of our Common Stock at an exercise price of $0.018 per share and one-half warrant exercisable for one share of our Common Stock at an exercise price of $0.024. For example: if you subscribe for 100 Units you will receive 100 common stock shares and 100 warrants divided into 50 warrants exercisable at $0.018 and 50 warrants exercisable at $0.024).

The Record date shareholders who fully exercise their Subscription Rights will be eligible for an over-subscription privilege entitling these shareholders to subscribe, subject to certain limitations and a pro-rata allotment, for any additional shares of common stock not purchased pursuant to the Subscription.

The Offering expired at 6:00 PM Eastern Time on November 12, 2018, unless extended.

The SEC declared Amendment 1 to Form S-1 effective on October 15, 2018.

On November 8, 2018, we filed our prospectus supplement and announced the extension of its Rights Offering as previously announced (the “Rights Offering”). We have chosen to extend the offering period of the Rights Offering to November 20, 2018 to give stockholders, particularly those holding shares in street name who may have only recently received applicable materials, additional time to participate in the Rights Offering should they desire to do so and due to the original expiration date falling on a holiday.

The Offering expires at 6:00 PM Eastern Time on November 20, 2018, unless extended.

Funding Agreements with Chicago Venture Partners, L.P. (“Chicago Venture”)

We have closed several financing transactions with Chicago Venture since 2016. We have $1,055,000 available under this debt financing.

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

Pursuant to the St. George Agreements, we issued to St. George for an aggregate purchase price of $1,000,000: (a) 48,687,862 Shares of newly issued restricted Common Stock of the Company; and (b) the Warrant. St. George has paid the entire Purchase Price for the Securities.

The Warrant is exercisable for a period of five (5) years from the Closing, for the purchase of up to 48,687,862 shares of our Common Stock at an exercise price of $0.05 per share of Common Stock. The Warrant is subject to a cashless exercise option at the election of St. George and other adjustments as detailed in the Warrant.

On March 20, 2018, we entered into and closed on a Common Stock Purchase Agreement with St. George Investments, LLC, a Utah limited liability company. We issued 6,410,256 shares of our newly issued restricted Common Stock to St. George at a purchase price of $0.0156 per share or $100,000.

On April 26, 2018, we entered into and closed on a Common Stock Purchase Agreement with St. George Investments, LLC, Pursuant to the St. George Agreements, we sold and agreed to issue to St. George 4,950,495 shares of our newly issued restricted Common Stock at a purchase price of $0.0202 per share or $100,000.

On May 25, 2018, we entered into and closed on a Common Stock Purchase Agreement with St. George Investments, LLC, Pursuant to the St. George Agreements, the Company sold and agreed to issue to St. George 5,128,205 shares of our newly issued restricted Common Stock at a purchase price of $0.0195 per share or $100,000.

Securities Purchase Agreement, Secured Promissory Notes and Security Agreement with Iliad Research and Trading, L.P. (“Iliad”)

On August 10, 2018, we closed the transactions described below with Iliad.

On August 7, 2018, we executed the following agreements with Iliad: (i) Securities Purchase Agreement; (ii) Secured Promissory Notes; and (iii) Security Agreement (collectively the “Iliad Agreements”). The Company entered into the Iliad Agreements with the intent to acquire working capital to grow our businesses.

The total amount of funding under the Iliad Agreements is $1,500,000. The Convertible Promissory Note carries an original issue discount of $150,000 and a transaction expense amount of $5,000, for total debt of $1,655,000. We agreed to reserve three times the number of shares based on the redemption value with a minimum of 150 million shares of its common stock for issuance upon conversion of the Debt, if that occurs in the future. If not converted sooner, the Debt is due on or before August 7, 2019. The Debt carries an interest rate of ten percent (10%). The Debt is convertible, at Iliad’s option, into our common stock at $0.015 per share subject to adjustment as provided for in the Secured Promissory Notes. We obligation to pay the Debt, or any portion thereof, is secured by all of our assets.

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2018 was $2,357,000. This amount was primarily related to a net loss of $8,577,000, offset by non-cash expenses of $5,970,000 including (i) depreciation and amortization of $50,000; (ii) stock based compensation of $176,000 related to stock option grants and warrants; (iii) common stock issued for services of $153,000; (iv) accrued interest and amortization of debt discount on convertible notes payable of $963,000; and (v) loss on debt conversions of $6,170,000; offset by (vi) change in derivative liability of $1,542,000 and (vii) an increase in working capital of $250,000.

Investment Activities

Net cash used in investing activities for the nine months ended September 30, 2018 was $250,000. On February 16, 2018, we purchased the remaining 49% of the Purchased Assets in exchange for a one-time payment of $250,000.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2018 was $1,435,000. The amount related to funding provided of $1,435,000 by Chicago Venture and Iliad and $1,300,000 by St. George to us.

Our contractual cash obligations as of September 30, 2018 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$819,648	$249,281	$486,419	$83,948	$-
Convertible notes payable	2,357,762	2,357,762	-	-	-
Capital expenditures	300,000	100,000	100,000	100,000	-
	$3,477,410	$2,707,043	$586,419	$183,948	$-

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

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of September 30, 2018, that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

b) Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2018, there were no changes in our internal controls over financial reporting during this fiscal quarter, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

Closing of bank and merchant processing accounts could have a material adverse effect on our business, financial condition and/or results of operations.

As a result of the regulatory environment, we have experienced the closing of several of our bank and merchant processing accounts since March 2014. We have been able to open other bank accounts. However, we may have other banking accounts closed. These factors impact management and could have a material adverse effect on our business, financial condition and/or results of operations.

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

We have experienced net losses since inception. As of September 30, 2018, we had an accumulated deficit of $138.3 million. There can be no assurance that we will achieve or maintain profitability.

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

CANX and Logic Works

As of September 30, 2018, CANX holds warrants representing approximately 15.5% of our common stock on a fully-converted basis and could be considered a control group for purposes of SEC rules. However, their agreements limit their ownership to 4.99% individually and each of the parties disclaims its status as a control group or a beneficial owner due to the fact that their beneficial ownership is limited to 4.99% per their agreements. Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days after the date of determination.

Chicago Venture, Iliad and St, George

As a result of funding from Chicago Venture, Iliad and St. George as previously detailed, they exercise significant control over us.

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

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of September 30, 2018, there were approximately 3.054 billion shares of our common stock issued and outstanding.  In addition, as of September 30, 2018, there are also (i) stock option grants outstanding for the purchase of 63 million common shares at a $0.009 average exercise price; (ii) warrants for the purchase of 644 million common shares at a $0.033 average exercise price; and (iii) 111.0 million shares related to convertible debt that can be converted at 0.002535 per share.

In addition, we have an unknown number of common shares to be issued under the Chicago Venture, Iliad and St. George financing agreements because the number of shares ultimately issued to Chicago Venture depends on the price at which Chicago Venture converts its debt to shares and exercises its warrants. The lower the conversion or exercise prices, the more shares that will be issued to Chicago Venture upon the conversion of debt to shares. We won’t know the exact number of shares of stock issued to Chicago Venture until the debt is actually converted to equity. If all stock option grant and warrant and contingent shares are issued, approximately 3.874.4 billion of our currently authorized 6 billion shares of common stock will be issued and outstanding.  For purposes of estimating the number of shares issuable upon the exercise/conversion of all stock options, warrants and contingent shares, we assumed the number of shares and average share prices detailed above.

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

Some of our convertible debentures and warrants may require adjustment in the conversion price.

Our Convertible Notes Payable may require an adjustment in the current conversion price of $0.002535 per share if we issue common stock, warrants or equity below the price that is reflected in the convertible notes payable. Our warrant with St. George may require an adjustment in the exercise price. The conversion price of the convertible notes and warrants will have an impact on the market price of our common stock. Specifically, if under the terms of the convertible notes the conversion price goes down, then the market price, and ultimately the trading price, of our common stock will go down. If under the terms of the convertible notes the conversion price goes up, then the market price, and ultimately the trading price, of our common stock will likely go up. In other words, as the conversion price goes down, so does the market price of our stock. As the conversion price goes up, so presumably does the market price of our stock. The more the conversion price goes down, the more shares are issued upon conversion of the debt which ultimately means the more stock that might flood into the market, potentially causing a further depression of our stock.

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

During the three months ended September 30, 2018, Chicago Venture converted principal and interest of $655,000 into 99,453,385 shares of our common stock at a per share conversion price of $0.0056 with a fair value of $1,295,703.

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

3.3
Certificate of Amendment of Certificate of Incorporation of GrowLife, Inc. dated October 23, 2017 to increase the authorized shares of Common Stock from 3,000,000,000 to 6,000,000,000 shares. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on October 24, 2017, and hereby incorporated by reference.

4.1	GrowLife, Inc. 2017 Stock Incentive Plan filed as an Annex 1 to the Company’s Preliminary Schedule 14A filed with the SEC on June 30, 2017, and hereby incorporated by reference.
10.4
Letter by and between GrowLife, Inc. and Mark Scott Consulting Letter dated July 31, 2014. Filed as an exhibit to the Company’s Form 8-K filed with the SEC on August 6, 2014, and hereby incorporated by reference.

10.5	Joseph Barnes Promotion Letter dated October 10, 2014. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on October 14, 2014, and hereby incorporated by reference.
10.6	Marco Hegyi Employment Agreement and Warrants dated October 21, 2016. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on October 27, 2016, and hereby incorporated by reference.
10.7	Asset Purchase Agreement dated as of October 2, 2017 amongst GrowLife, Inc. and David Reichwein, GIP International Ltd and DPR International LLC.
10.8	Texas commercial Lease Agreement dated October 9, 2017 by and between GrowLife Innovations, Inc. and All Commercial Flooring Inc.
10.9
Compilation of Securities Purchase Agreement and Warrant to Purchase Common Stock dated February 9, 2018, entered into by and between GrowLife, Inc. and St. George Investments LLC. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on February 15, 2018, and hereby incorporated by reference.

10.10
First Addendum to Asset Purchase Agreement and Employment Agreement dated February 18, 2018 amongst Growlife, Inc. and David Reichwein, GIP International Ltd and DPR International LLC. (filed herewith).

10.11	Second Amendment to Forglen LLC 7% Convertible Promissory Note. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on March 16, 2018, and hereby incorporated by reference.
10.12
Common Stock Purchase Agreement dated March 20, 2018 entered into by and between GrowLife, Inc. and St. George Investments LLC. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on March 23, 2018, and hereby incorporated by reference.

10.13
Compilation of Securities Purchase Agreement, Secured Promissory Notes, and Security Agreement. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on August 16, 2018, and hereby incorporated by reference.

10.14
Asset Purchase Agreement dated August 17, 2018 entered into by and between GrowLife, Inc. and Go Green Hydroponics, Inc. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on August 23, 2018, and hereby incorporated by reference.

10.15
Security Agreement dated August 17, 2018 by and between GrowLife, Inc. and Go Green Hydroponics, Inc. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on August 23, 2018, and hereby incorporated by reference.

10.16
Rights Offering to Shareholders filed in Amendment No.1 of Form S-1. Filed with the SEC on September 18, 2018, and hereby incorporated by reference. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on September 21, 2018, and hereby incorporated by reference.

10.17
Four Amendment to Lease Agreement dated August 31, 2018 entered into by and between GrowLife, Inc., The GST Non-Exempt Marital Trust under the Samuel and Elaine Rosenthal Revocable Trust and Ackerman-Rosenthal Property, LLC. Filed herewith.

10.18
Assignment and Assumption of Lease dated August 31, 2018 entered into by and between GrowLife, Inc., Go Green Hydroponics, Inc., GST Non-Exempt Marital Trust Under the Samuel and Elaine Rosenthal Revocable Trust and Ackerman-Rosenthal Property, LLC. Filed herewith.

10.19	Lease Agreement dated July 2, 2018 entered into by and between GrowLife Hydroponics, Inc. Inc. and Brixmor SPE 4 LP. Filed herewith.
14.1	Code of Conduct and Ethics dated May 15, 2014. Attached as an exhibit to the Company’s Form 8-K filed and with the SEC on June 9, 2014, and hereby incorporated by reference.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14 Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14 Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act Filed herewith.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

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

GROWLIFE, INC.

(Registrant)

Date: November 14, 2018	By:	/s/ Marco Hegyi
Marco Hegyi
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2018	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer
(Principal Financial and Accounting Officer)