Form 10-K
period 2018-12-31
GROWLIFE, INC.
filed 2019-03-08
CIK 1161582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 2018

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

As of June 30, 2018 (the last business day of our most recently completed second fiscal quarter), based upon the last reported trade on that date, the aggregate market value of the voting and non-voting common equity held by non-affiliates (for this purpose, all outstanding and issued common stock minus stock held by the officers, directors and known holders of 10% or more of the Company’s common stock) was $50,578,770.

As of March 8, 2019, there were 3,648,955,290 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

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

Over the last year we have been discussing how we can meet our goal and help our customers significantly lower their production costs. We have continued to distribute thousands of third-party products to growers through retail, e-commerce and direct sales channels, sold to both commercial and consumer cultivators, and began developing our own products in our Innovations division. As we pursued our goal of “measuring our success by our customer’s success” we discovered that we needed to acquire a critical technology for cloning.

As we illustrated in last quarter’s Management Discussion section, the bell curve we mapped out from our ‘Cube’ proof of concept tests showed that the Commercial Cultivation Stage is where most of the money is spent for production. However, the Cloning Stage is where the greatest yield to impact occurs (dashed line). While we could have simply partnered with EZ-Clone, the 20-year leader in cloning, to use their products to help increase the yield of Cube, there were far greater strategic and economic benefits to both companies if GrowLife pursued an acquisition.

On October 15, 2018, GrowLife acquired 51% of EZ-Clone and intends to acquire the remaining 49% in 2019. The addition of EZ-Clone was the missing piece for many reasons. Like a jigsaw puzzle, the pattern became apparent of how we needed to proceed, or pivot the GrowLife business for growth.

The Company will continue to provide the best products that drive down our customer’s production cost while increasing our gross margin. Initially we can purchase and resell third-party products as we have done in the past. However, over time we will develop our own technologies and, in some cases, acquire them to accelerate bringing them to market. Acquiring companies is not difficult but integrating talent and the best of their culture can be challenging. As a result, we have organized to integrate such acquisitions.

At the end of 2018, GrowLife decided to shift its operating organization from divisions to a functional structure with a deep leadership team to provide greater coverage for further geographical and acquisition expansion. Each leader has extensive experience in their roles. With a functional organization we maintain clear lines of daily communication across the company and deep into our operations. A newly acquired company can be quickly integrated into our three groups while maintaining continuity of leadership and knowledge transfer. EZ-Clone integrated into GrowLife in six months, less than half the time of FreeFit. Such best practices are conveyed with Standard Operating Procedures and absorbed with a receptive culture.

Where we once saw divisions to serve different market segments, we elected to align our resources behind three functional groups serving commercial customers at different stages. Where we were racing to the bottom by distributing other people’s commodity products that are perceived as too expensive for our customers and generating only 8-10% gross margins, we now focus on our own GrowLife/EZ-Clone products that generate 40-55% gross margins at reasonable prices to our customers. Additionally, our retail stores in Canada, Los Angeles and Maine serve as regional fulfillment and e-Commerce centers for our commercial customers. And, this is just the start. Given the 87% year-over-year revenue growth, GrowLife will continue to provide essential and hard-to-find goods including growing media, industry-leading hydroponics equipment, organic plant nutrients, and thousands more products on demand to our customers across the United States and Canada. However, as our revenue mix transitions to proprietary products we expect to see our gross margins grow up to approximately 300%.

Vision

The GrowLife mission is to measure its success by its customer’s success;
 serving cultivators of all sizes as a reliable business partner and its shareholders with value and trust.

Our vision continues to revolve around the key words in our mission statement, “value and trust”, with our employees, our customers and our shareholders. Value is more than economic benefit; it must not mean compromise or that the relationship ends with the transaction; rather, quite the opposite. We have been exploring revenue models that may work the way our commercial customers need help such as dealing with the IRS 280e challenge. Employees and shareholders also expect value but benefits and dilution is challenging so we look to ways that solve problems. For competitive reasons we do not go into details but will disclose as we launch such programs. Thus, we seek value. Trust is earned through consistency of practice. Our operations have demonstrated such practice. We are cautiously transparent where we do not promise what we may not deliver therefore we do not give revenue guidance and, for competitive reasons, avoid too many details, but we share as much as we can to keep our customers and shareholders always informed.

We will continue to provide our customers the over 15,000 products that they demand, however, those third-party manufacturers are not rushing to lower their prices to help our customers lower their production costs. It is understandable because they make more in the short term without concern of the macro-market impact. GrowLife is a nationwide company and is concerned about the macro-economics.

One of the many things that attracted the Company to EZ-Clone was its principal, Billy Blackburn. Billy was working on the EZ-Clone Pro project that the Company saw in 2017. A cloning system for almost 500 clones at one time; a system that could easily cannibalize his smaller core cloning business. We discussed the trade-offs and he told me “that’s where the market is going and what customer’s need. EZ-Clone needs to adjust, not our customers.” I am so glad that he is on our team and heading up R&D and manufacturing.

We see outdoor farming as a wasteful, destructive and an inefficient use of precious resources. Current water, land and harvest cycles are limited and, if left unchecked, will fail to support the world’s population growth. However, indoor cultivation allows our customers to replicate nature in a controllable manner that uses a fraction of water and land while providing 2–5 times the crop cycles of outdoor. The challenge is in getting the economics right. Subsidies are not the answer. Even many large-scale indoor grow operations with large capital investments have had a difficult time staying in business because the poor economic models fail to deliver a profit. Fruits and vegetables have limited revenue benefit due to their low prices and saturated supply from international and domestic growers.

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

Therefore, GrowLife’s vision of indoor cultivation is that it is inevitable, not another gardening alternative. For the Cannabis market, as well as all indoor cultivators of fruits and vegetables, to serve their markets and customers they must significantly increase operations at scale, remove inefficiencies and lower their production costs with local, safer, healthier and affordable crops. We see lowering the cost of production as the game changer. This means increasing efficiencies, scaling up production volumes and driving down indoor operating costs. Given this vision of the future, lowering our customer’s production costs serves as our compass to mergers, acquisitions and partnerships.

GrowLife’s commercial customers are at different stages of commercial operations across all States and Provenances.  Along with our business-to-business focus we have looked at the business-to-consumer sought to offer the GrowLife Consumer Cube products. We recognize demand is increasing from small, aspiring cultivation consumers across the country seeking to learn and use a complete indoor growing solution.  At this time, however, we recognize that we cannot serve both the consumer and commercial markets so we have decided to concentrate our efforts on commercial customers.

To grow our commercial programs GrowLife is investing in two areas, Sales with Marketing support and Research and Development or innovation. The funding for these efforts started with $1 million in equity financing in February 2018 from Chicago Venture Partners and then with $2.5 million from our shareholders in our Rights Offering. These funds allowed us to begin our expansion and innovation projects, thus our greater than normal G&A expenses and EZ-Clone acquisition.

Demand: Market Size and Growth

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

Employees

As of December 31, 2018, we had 32 full-time and part-time employees. Marco Hegyi, our Chief Executive Officer, is based in Kirkland, Washington. Mark E. Scott, our Chief Financial Officer, is based primarily in Seattle, Washington. In addition, we have approximately 25 full and part time employees located throughout the United States and Canada who operate our businesses. We employ 7 full-time and part-time employees at EZ-Clone in Sacramento, CA. None of our employees are subject to a collective bargaining agreement or represented by a trade or labor union. We believe that we have a good relationship with our employees.

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

Competition

Covering two countries across all cultivator segments creates competitors that also serve as partners. Large commercial cultivators have found themselves willing to assume their own equipment support by buying large volume purchased directly from certain suppliers and distributors such as Hawthorne and HydroFarm. Other key competitors on the retail side consist of local and regional hydroponic resellers of indoor growing equipment. On the e-commerce business, GrowersHouse.com, Hydrobuilder.com and smaller online resellers using Amazon and eBay e-commerce market systems.

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

Closed Transactions Expected to Grow the Company

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

On August 17, 2018, we entered into an Asset Purchase Agreement with Go Green Hydroponics, Inc., a California corporation and TCA – Go Green SPV, LLC, a Florida limited liability pursuant to which the Company acquired the intellectual property and assumed the lease for the property located at 15721 Ventura Blvd., Encino, CA 91436. We intend to operate a retail store, internet sales and direct sales from this location.

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

On October 15, 2018, we closed the Purchase and Sale Agreement with EZ-Clone Enterprises, Inc., a California corporation. EZ-Clone is the manufacturer of multiple award-winning products specifically designed for the commercial cloning and propagation stage of indoor plant cultivation including cannabis, food, and other hydroponic farming. We acquired 51% of EZ-Clone for $2,040,000, payable as follows: (i) a cash payment of $645,000; and (ii) the issuance of 107,307,692 restricted shares of our common stock at a price of $0.013 per share or $1,395,000.

We have the obligation to acquire the remaining 49% of EZ-Clone within one year for $1,960,000, payable as follows: (i) a cash payment of $855,000; and (ii) the issuance of 85,000,000 shares of the Company’s common stock at a price of $0.013 per share or $1,105,000.

Government Regulation

Currently, there are thirty three states plus the District of Columbia that have laws and/or regulation that recognize in one form or another legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. There are currently ten states and the District of Columbia that allow recreational use of cannabis. As of March 8, 2019, the policy and regulations of the Federal government and its agencies is that cannabis has no medical benefit and a range of activities including cultivation and use of cannabis for personal use is prohibited on the basis of federal law and may or may not be permitted on the basis of state law. Active enforcement of the current federal regulatory position on cannabis on a regional or national basis may directly and adversely affect the willingness of customers of GrowLife to invest in or buy products from GrowLife. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect revenues and profits of the GrowLife companies.

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

Demand: Market Size and Growth

GrowLife Inc. is engaged in the business of offering general hydroponic growing equipment including complete indoor lighting systems, growing mediums, soils, tools for cutting and propagation, hydroponics systems, growing accessories, bulbs, ballasts, reflectors, meters and timers and climate control equipment for the indoor plant cultivation and cannabis industries.

Additionally, through two recent asset acquisitions, GrowLife has begun selling company manufactured products including:

-
Luxury Vinyl Tile for residential, commercial, and temporary surface consumers of the Floor Covering industry.

-
Plant cloning and propagation equipment which service the plant cultivation market with consumers in both commercial and non-commercial areas of plant growing

Hydroponic Growing Equipment

Industry Definition:

The Hydroponic Growing Equipment industry is primarily engaged in selling hydroponic horticulture equipment. Hydroponics is a method of growing plants using mineral nutrient solutions in water without the use of soil.

Key Industry Statistics:

-
In 2018, the Hydroponic Growing Equipment Stores industry generated $842 million in gross revenue in the United States. (source).
-
The industry grew 4.6% from 2013 to 2018 and is expected to continuing growing at a rate of 1.4% through 2019. (source|source)
-
As of 2019, there are approximately 2,546 businesses engaged in the industry who employ around 9,982. (source|source)
-
No companies have been identified as “major players”.
-
According to the market research report by Transparency Market Research, the global hydroponics market is anticipated to reach a value of US$12.1 bn from US$6.9 bn by the end of 2025. The market is likely to register a promising 6.50% CAGR between 2017 and 2025. (source)

Product and Service Segmentation:

Of total product sales in 2017, 35.8% of products sold were nutrients, solution chemicals and other treatments, 30.4% were hydroponic systems and equipment, 20% were other accessories, additions, supplies and merchandise, and 13.8% were hardware, tools, plumping and electrical supplies.

Key Industry Drivers:

-
Much of the industry’s sudden popularity is the result of heightened consumer interest in locally grown and organic produce; many producers of hydroponic fruits and vegetables strive to use sustainable business practices and natural nutrients and pesticides, in addition to the increasing size of the legalized cannabis market.

-
The increasing awareness among consumers regarding the consumption of greens is predicted to encourage the growth of the global hydroponics market in the coming years. (source)

-
Vertical cultivation to act as a major opportunity for the market players, which is likely to accelerate market growth in the near future. (source)

-
Consumer interest in organic foods and hydroponic growing has also increased as disposable income continues to rise.
-
According to the World Bank, there is a deduction of 3% land in the past 54 years which may lead to more urbanization and adoption of hydroponics in the years to come. (source)
-
Given the discretionary nature of the industry’s products, demand is heavily influenced by fluctuations in the overall level of consumer disposable income and consumer confidence in the economy. Over the five years to 2017, per capita disposable income is anticipated to grow an annualized 1.4%. Rising disposable income increases consumers’ willingness to purchase luxuries such as high-priced hydroponic growing equipment and organic foods.
-
Impact of the Cannabis Industry
o
The legalized cannabis industry is growing exponentially. Hydroponics is the preferred method of cultivation of cannabis products, which will in turn increase demand for hydroponics equipment.
o
In certain states and throughout Canada, individuals above 21 years of age and patients with medical marijuana cards are also allowed to grow limited quantities of marijuana for personal use. This has encouraged patients to purchase hydroponic growing equipment and pursue small-scale marijuana cultivation.

Competitive advantages:

-
Most hydroponic growing equipment stores are small business operations that serve their immediate geographic areas. GrowLife serves all of North America.

Growth Outlook of Hydroponics Industry:

“The industry is growing faster than overall GDP”

Factors:

-
Increasing consumer focus on healthy eating habits will likely spur demand as more consumers seek out organic and pesticide-free produce and opt to grow their own or purchase locally produced organic foods made with hydroponic growing equipment.
-
Medical and recreational cannabis has been legalized in multiple states and the country of Canada and is expected to be approved in a number of US states over the next five years, which will lead more patients and cultivators to buy cannabis products and hydroponic growing equipment to fulfill demand for this growing market.
-
This hydroponics industry will also continue to benefit from risk-averse local farmers wishing to break their reliance on weather conditions that may be increasingly volatile.
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

Key Industry Statistics:

-
In 2018, the Medical and Recreational Marijuana Growing industry in the United States generated $6 billion and is expected to grow to $8.2 billion in 2019. (source)

-
According to data released by Forbes, i n 2017 the worldwide legal marijuana trade grew by 37% and was worth $9.5 billion. At $8.5 billion, the U.S. accounted for 90% of it. At $0.6 billion Canada’s 2017 share was 6%. The rest of the world combined made up the remaining 4%. (source)

-
Ten states and the District of Columbia have legalized the drug for recreational purposes, according to the National Conference of State Legislatures. More than half the states (33) – plus the District of Columbia, Guam and Puerto Rico – have legalized it for medical purposes. (source)

-
As of 2018, there are approximately 223,123 businesses engaged in the industry, employing roughly 763,189 people.

-
No companies have been identified as “major players”.

-
Over the past five years, the number of growers has grown by 14.6% and the number of employees has grown by 16.5%.

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
-
The industry has been significantly restricted by an increasing amount of proposed regulations. In particular, medical marijuana remains a Schedule I controlled substance under federal law, despite state-level legalization. Following legalization in many states during the 2016 election cycle, and expected legalization in the upcoming 2018 cycle, beneficial regulation is expected to create an opportunity for the industry. (source)
-
Growth Outlook of the Medical and Recreational Marijuana Growing Industry:

“The industry is growing at a faster rate than the US economy”

-
The industry has experienced an annual growth rate of 28.3% from 2013-2018 and is expected to grow 27.4% in 2019 over the previous year. (source)
-
Forbes expects that by 2022, legal cannabis revenue in the U.S. market is projected to hit $23.4 billion (73% of the world market market). During the same period, Canada is projected to reach $5.5 billion (17%) and at $3.1 billion, the rest of the world will represent almost 10% of the legal cannabis market (source)

Factors:

-
Continued legalization on the state level will increase accessibility to medical and recreational marijuana, increasing nationwide demand.
-
Growing acceptance of the marijuana products will increase demand. According to a poll conducted by the Pew Research Center, 62% of Americans say the use of marijuana should be legalized in 2018, compared with just 31% in 2000.
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

Competitive advantages:

-
GrowLife has branded itself among cannabis cultivators as experts in the space. The company is associated with cannabis growing and is known as one of the first companies in the space
-
GrowLife offers consultancy services on commercial cultivation set ups.
-
GrowLife offers educational resources on proper growing procedures for home growing consumers.

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

Key Industry Drivers:

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

 Competitive advantages:

-
GrowLife’s LVT product features significant competitive advantages including:
o
Custom imaging, “Real Touch” texture technology, fully customizable platform, “Seriously Easy to Install” design, made in the US, waterproof, lifespan 3x longer than traditional vinyl, 4mmm thickness and 22mil wear layer and wear and stain resistance.

-
Direct to consumer sales model that major competitors cannot execute on due to resale agreements.

Growth Outlook:

The global vinyl flooring market is expected to reach an estimated $16.2 billion by 2023, and it is forecast to grow at a CAGR of 4.4% from 2018 to 2023.

OUR COMMON STOCK

On October 17, 2017, we were informed by Alpine Securities Corporation (“Alpine”) that Alpine has demonstrated compliance with the Financial Industry Regulatory Authority (“FINRA”) Rule 6432 and Rule 15c2-11 under the Securities Exchange Act of 1934. We filed an amended application with the OTC Markets to list the Company’s common stock on the OTCQB and begin to trade on this market as of March 20, 2018. As of March 4, 2019, we began to trade on the Pink Sheet stocks system. Our bid price had closed below $0.01 for more than 30 consecutive calendar days.

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

Our common stock.

On October 17, 2017, we were informed by Alpine Securities Corporation (“Alpine”) that Alpine has demonstrated compliance with the Financial Industry Regulatory Authority (“FINRA”) Rule 6432 and Rule 15c2-11 under the Securities Exchange Act of 1934. We filed an amended application with the OTC Markets to list the Company’s common stock on the OTCQB and begin to trade on this market as of March 20, 2018. As of March 4, 2019, we began to trade on the Pink Sheet stocks system. Our bid price had closed below $0.01 for more than 30 consecutive calendar days.

This action had a material adverse effect on our business, financial condition and results of operations. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations, and divest all or a portion of our business.

We have been involved in Legal Proceedings.

We have been involved in certain disputes and legal proceedings as discussed in the section title “Legal Proceedings” within our Form 10-K for year ended December 31, 2018. In addition, as a public company, we are also potentially susceptible to litigation, such as claims asserting violations of securities laws. Any such claims, with or without merit, if not resolved, could be time-consuming and result in costly litigation. There can be no assurance that an adverse result in any future proceeding would not have a potentially material adverse on our business, results of operations or financial condition.

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

Currently, thirty three states and the District of Columbia allow its citizens to use medical cannabis.  Additionally, ten states and the District of Columbia have legalized cannabis for adult use.  The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration previously effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana.  The Trump administration position is unknown. However, there is no guarantee that the Trump administration will not change current policy regarding the low-priority enforcement of federal laws.  Additionally, any new administration that follows could change this policy and decide to enforce the federal laws strongly.  Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us and its shareholders.

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

Currently, there are thirty three states plus the District of Columbia that have laws and/or regulation that recognize in one form or another legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Many other states are considering legislation to similar effect. As of the date of this writing, the policy and regulations of the Federal government and its agencies is that cannabis has no medical benefit and a range of activities including cultivation and use of cannabis for personal use is prohibited on the basis of federal law and may or may not be permitted on the basis of state law. Active enforcement of the current federal regulatory position on cannabis on a regional or national basis may directly and adversely affect the willingness of customers of GrowLife to invest in or buy products from GrowLife that may be used in connection with cannabis. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect revenues and profits of the GrowLife companies.

Our history of net losses has raised substantial doubt regarding our ability to continue as a going concern. If we do not continue as a going concern, investors could lose their entire investment.

Our history of net losses has raised substantial doubt about our ability to continue as a going concern, and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the years ended December 31, 2018 and 2017 with respect to this uncertainty. Accordingly, our ability to continue as a going concern will require us to seek alternative financing to fund our operations. This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. Future reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern.

We have a history of operating losses and there can be no assurance that we can again achieve or maintain profitability.

We have experienced net losses since inception. As of December 31, 2018, we had an accumulated deficit of $141.2 million. There can be no assurance that we will achieve or maintain profitability.

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

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of December 31, 2018, there were approximately 3.44 billion shares of our common stock issued and outstanding.  In addition, as of December 31, 2018, there are also (i) stock option grants outstanding for the purchase of 100 million common shares at a $0.010 average exercise price; (ii) warrants for the purchase of 902.8 million common shares at a $0.029 average exercise price; and (iii) 112.8 million shares related to convertible debt that can be converted at 0.002535 per share.

In addition, we have an unknown number of common shares to be issued under the Chicago Venture, Iliad and St. George financing agreements because the number of shares ultimately issued to Chicago Venture depends on the price at which Chicago Venture converts its debt to shares and exercises its warrants. The lower the conversion or exercise prices, the more shares that will be issued to Chicago Venture upon the conversion of debt to shares. We won’t know the exact number of shares of stock issued to Chicago Venture until the debt is actually converted to equity. If all stock option grant and warrant and contingent shares are issued, approximately 4.553 billion of our currently authorized 6 billion shares of common stock will be issued and outstanding.  For purposes of estimating the number of shares issuable upon the exercise/conversion of all stock options, warrants and contingent shares, we assumed the number of shares and average share prices detailed above.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

Operating Leases

On May 31, 2018, we rented space at 5400 Carillon Point, Kirkland, Washington 98033 for $623 per month for our corporate office and use of space in the Regus network, including California. The Company’s agreement expires May 31, 2019.

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

On August 31, 2018, GrowLife, Inc. entered into the Fourth Amendment to the Lease Agreement for the store in Encino, California. The monthly lease is approximately $6,720, with a 3% increase on March 1, 2019. The lease expires September 1, 2019 and we are required to provide six months’ notice to terminate the lease.

On December 14, 2018, GrowLife, Inc. entered into a lease agreement with Pensco Trust Company for a 28,000 square feet industrial space at 10170 Croydon Way, Sacramento, California 95827 used for the assembly and sales of plastic parts by EZ-Clone. The monthly lease payment is $17,000 and increased approximately 3% per year. The lease expires on December 31, 2023.

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

Other than those certain legal proceedings as reported in our annual report on Form 10-K filed with the SEC on March 8, 2019, we know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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

Capital Stock Issued and Outstanding

As of December 31, 2018, we have issued and outstanding securities on a fully diluted basis, consisting of:

● 3.44 billion shares of common stock;
● Stock option grants for the purchase of 100 million shares of common stock at average exercise price of $0.010 per share;
● Warrants to purchase an aggregate of 902.8 million shares of common stock with expiration dates between November 2018 (subject to extension) and October 2028 at an exercise price of $0.029 per share;
● 112.8 million shares related to convertible debt that can be converted at 0.002535 per share; and
● An unknown number of common shares to be issued under the Chicago Venture, Iliad and St. George financing agreements.

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

Warrants to Purchase Common Stock

As of December 31, 2018, we had warrants to purchase an aggregate of 902.8 million shares of common stock with expiration dates between November 2018 (subject to extension) and October 2028 at an exercise price of $0.029 per share.

Options to Purchase Common Stock

On December 6, 2018, our shareholders voted to approve the First Amended and Restated 2017 Stock Incentive Plan to increase the shares issuable under the plan from 100 million to 200 million. We have 100,000,000 shares available for issuance. We have outstanding unexercised stock option grants totaling 100,000,000 shares at an average exercise price of $0.010 per share as of December 31, 2018. We filed registration statements on Form S-8 to register 200,000,000 shares of our common stock related to the 2017 Stock Incentive Plan and First Amended and Restated 2017 Stock Incentive Plan.

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

Market Price of and Dividends on Common Equity and Related Stockholder Matters

On October 17, 2017, we were informed by Alpine Securities Corporation (“Alpine”) that Alpine has demonstrated compliance with the Financial Industry Regulatory Authority (“FINRA”) Rule 6432 and Rule 15c2-11 under the Securities Exchange Act of 1934. We filed an amended application with the OTC Markets to list the Company’s common stock on the OTCQB and begin to trade on this market as of March 20, 2018. As of March 4, 2019, we began to trade on the Pink Sheet stocks system. Our bid price had closed below $0.01 for more than 30 consecutive calendar days.

The quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions. Consequently, the information provided below was not be indicative of our common stock price under different conditions.

Period Ended	High	Low
Year Ending December 31, 2018
December 31, 2018	$0.023	$0.006
September 30, 2018	$0.019	$0.011
June 30, 2018	$0.028	$0.015
March 31, 2018	$0.050	$0.014

Year Ending December 31, 2017
December 31, 2017	$0.037	$0.001
September 30, 2017	$0.012	$0.002
June 30, 2017	$0.007	$0.001
March 31, 2017	$0.020	$0.005

As of March 4, 2019, the closing price of the company's common stock was $0.0083 per share. As of March 8, 2019, there were 3,523,955,290 shares of common stock issued and outstanding. We 131 stockholders of record. This number does not include over 101,000 beneficial owners whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

During the three months ended December 31, 2018, we had the following sales of unregistered sales of equity securities.

On October 15, 2018, we closed the Purchase and Sale Agreement with EZ-Clone and issued 107,307,692 restricted shares of our common stock at a price of $0.013 per share or $1,395,000.

On November 30, 2018, we closed our Rights Offering. We received $2,533,648 under the Rights Offering and issued 211,137,293 shares of common stock at $0.012 per share.

On December 19, 2018, we issued 1,500,000 shares to a supplier related to a debt conversion. We valued the shares at $0.010 per share or $15,000.

During the three months ended December 31, 2018, we issued 6,250,000 shares to suppliers for services provided. We valued the shares at $0.0104 per share or $65,000.

During the three months ended December 31, 2018, Chicago Venture converted principal and accrued interest of $367,000 into 56,185,736 shares of our common stock at a per share conversion price of $0.00652.

During the three months ended December 31, 2018, an employee exercised a stock option grant for 1,000,000 shares at $0.006 or $6,000.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2018 related to the equity compensation plan in effect at that time.

	(a)	(b)	(c)
Number of securities
remaining available
	Number of securities	Weighted-average	for future issuance
	to be issued upon	exercise price of	under equity compensation
	exercise of outstanding	outstanding options,	plan (excluding securities
Plan Category	options, warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plan
approved by shareholders	100,000,000	$0.010	100,000,000
Equity compensation plans
not approved by shareholders
Total	100,000,000	$0.010	100,000,000

ITEM 6.    SELECTED FINANCIAL DATA

In the following table, we provide you with our selected consolidated historical financial and other data. We have prepared the consolidated selected financial information using our consolidated financial statements for the years ended December 31, 2018 and 2017. When you read this selected consolidated historical financial and other data, it is important that you read along with it the historical financial statements and related notes in our consolidated financial statements included in this report, as well as Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(Audited)	(Audited)	(Audited)	(Audited)	(Audited)
STATEMENT OF OPERATIONS DATA:
Net revenue	$4,573	$2,452	$1,231	$3,500	$8,538
Cost of goods sold	4,105	2,181	1,276	2,981	7,173
Gross profit	468	271	(45)	519	1,365
General and administrative expenses	5,017	2,320	2,764	2,684	7,851
Operating (loss)	(4,549)	(2,049)	(2,809)	(2,165)	(6,486)
Other expense	(6,924)	(3,272)	(4,886)	(3,524)	(80,140)
Net (loss)	$(11,473)	$(5,321)	$(7,695)	$(5,689)	$(86,626)
Net (loss) per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)	$(0.10)
Weighted average number of shares	2,978,812,920	2,044,521,389	1,197,565,907	884,348,627	834,503,868

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

We sell through our wholly owned subsidiary, GrowLife Hydroponics, Inc. GrowLife companies distribute and sell over 15,000 products through its e-commerce distribution channel, GrowLifeEco.com, and through our regional retail storefronts. GrowLife and its business units are organized and directed to operate strictly in accordance with all applicable state and federal laws.

On October 15, 2018, we closed the Purchase and Sale Agreement with EZ-Clone for 51% ownership of EZ-Clone. EZ-Clone is the manufacturer of multiple award-winning products specifically designed for the commercial cloning and propagation stage of indoor plant cultivation including cannabis, food, and other hydroponic farming.

On August 17, 2018, we entered into an Asset Purchase Agreement and acquired the intellectual property and assumed the lease for the property located at 15721 Ventura Blvd., Encino, CA 91436. We intend to operate a retail store, sale over the internet and sell on a direct basis at this location.

On October 3, 2017, we closed the acquisition of 51% of the Purchased Assets, including intellectual property, copy rights and trademarks related to reflective tiles and flooring. The Company did not acquire business, customer list or employees. On February 16, 2018, we purchased the remaining 49% of the Purchased Assets.

RESULTS OF OPERATIONS

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from year-to-year.

(dollars in thousands)

	Years Ended December 31,
	2018	2017	$ Variance	% Variance
Net revenue	$4,573	$2,452	$2,121	86.5%
Cost of goods sold	4,105	2,181	1,924	-88.2%
Gross profit	468	271	197	72.7%
General and administrative expenses	5,017	2,320	2,697	-116.3%
Operating loss	(4,549)	(2,049)	(2,500)	-122.0%
Other income (expense):
Change in fair value of derivative	978	496	482	97.2%
Interest expense, net	(1,321)	(1,281)	(40)	-3.1%
Other income	-	16	(16)	-100.0%
Impairment of acquired assets	(62)	-	(62)	-100.0%
Loss on debt conversions	(6,519)	(2,503)	(4,016)	-160.4%
Total other (expense)	(6,924)	(3,272)	(3,652)	-111.6%
(Loss) before income taxes	(11,473)	(5,321)	(6,152)	-115.6%
Income taxes - current benefit	-	-	-	0.0%
Net (loss)	$(11,473)	$(5,321)	$(6,152)	-115.6%

YEAR ENDED DECEMBER 31, 2018 COMPARED TO THE YEAR ENDED DECEMBER 31, 2017

Revenue

Net revenue for the year ended December 31, 2018 increased $2,121,000 to $4,573,000 as compared to $2,452,000 for the year ended December 31, 2017. The increase resulted from increased sales personnel and channels of distribution, the development of the reflective tiles and flooring product line which was acquired on October 3, 2017, the development of the Encino business and the acquisition of EZ-Clone on October 15, 2018.

Cost of Goods Sold

Cost of sales for the year ended December 31, 2018 increased $1,924,000 to $4,105,000 as compared to $2,181,000 for the year ended December 31, 2017. The increase resulted from increased sales personnel and channels of distribution, the development of the reflective tiles and flooring product line which was acquired on October 3, 2017, the development of the Encino business and the acquisition of EZ-Clone on October 15, 2018.

Gross profit was $468,000 for the year ended December 31, 2018 as compared to a gross profit of $271,000 for the year ended December 31, 2017. The gross profit percentage was 10.2% for the year ended December 31, 2018 as compared to 11.1% for the year ended December 31, 2017. The increase was due increased sales, offset by lower cost of sales related to favorable product mix at the reflective tiles and flooring product line and the acquisition of EZ-Clone on October 15, 2018. The gross margin % decrease related to an additional $100,000 reserve for obsolete inventory that was recorded during the year ended December 31, 2018.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2018 were $5,017,000 as compared to $2,320,000 for the year ended December 31, 2017. The variances were as follows: (i) an increase in insurance of $106,000 (ii) an increase in legal expense of $62,000; (iii) an increase in payroll of $518,000; (iv) an increase in sales and marketing of $ 131,000; (v) an increase in consulting of $142,000; (vi) an increase in non-cash other expenses of $388,000; (vii) an increase in rent of $189,000; (viii) an increase in EZ-Clone expenses of $269,000; and (ix) an increase in other expenses of $892,000. As part of the general and administrative expenses for the year ended December 31, 2018, we recorded public relation, investor relation or business development expenses of $41,000 and $0 respectively. The increase resulted from increased sales personnel and channels of distribution, the development of the reflective tiles and flooring product line which was acquired on October 3, 2017, the development of the Encino business and the acquisition of EZ-Clone on October 15, 2018.

Non-cash general and administrative expenses for the year ended December 31, 2018 were $682,000 including (i) depreciation and amortization of $223,000; (ii) stock based compensation of $241,000 related to stock option grants and warrants; (iii) common stock issued for services of $218,000.

Non-cash general and administrative expenses for the year ended December 31, 2017 were $294,000 including (i) depreciation and amortization of $2,000; (ii) stock based compensation of $216,000 related to stock option grants and warrants; and (iii) common stock issued for services of $76,000.

Other Expense

Other expense for the year ended December 31, 2018 was $6,924,000 as compared to other expense of $3,272,000 for the year ended December 31, 2017. The other expense for the year ended December 31, 2018 included (i) change in derivative liability of $978,000; offset by (ii) interest expense of $1,321,000; (iii) loss on debt conversions of $6,519,000; (iv) and impairment of acquired assets of $62,000. The change in derivative liability is the non-cash change in the fair value and relates to our derivative instruments. The non-cash interest related to the amortization of the debt discount associated with our convertible notes and accrued interest expense related to our notes payable. The loss on debt conversions related to the conversion of our notes payable at prices below the market price. The impairment of acquired assets related to the Encino operation.

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

Net (Loss)

Net loss for the year ended December 31, 2018 was $11,473,000 as compared to $5,321,000 for the year ended December 31, 2017 for the reasons discussed above.

Net loss for the year ended December 31, 2018 included non-cash expenses of $7,477,000 including (i) depreciation and amortization of $223,000; (ii) stock based compensation of $241,000 related to stock option grants and warrants; (iii) common stock issued for services of $218,000. (iv) accrued interest and amortization of debt discount on convertible notes payable of $1,191,000; (v) loss on debt conversions of $6,519,000; (vi) impairment of acquired assets of $62,000; offset by (vii) change in derivative liability of $978,000.

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

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $2,334,000 and working capital of approximately $1,726,000 (less derivative liability, convertible debt and deferred revenue) as of December 31, 2018.  We expect losses to continue as we grow our business. Our cash used in operations for the years ended December 31, 2018 and 2017 was $3,855,000 and $2,082,000, respectively.

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

On November 30, 2018, we closed our Rights Offering. We received $2,533,648 under the Rights Offering and issued 211,137,293 shares of common stock at $0.012 per share. We also issued five year warrants to acquire 105,568,642 shares of common stock exerciseable at $.018 and five year warrants to acquire 105,568,642 shares of common stock exerciseable $.024 per share.

Funding Agreements with Chicago Venture Partners, L.P.

We have closed several financing transactions with Chicago Venture during 2018. We have $504,000 available under this debt financing as of December 31, 2018.

Securities Purchase Agreements with St. George Investments, LLC (“ St. George”)

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

The total amount of funding under the Iliad Agreements is $1,500,000. The Convertible Promissory Note carries an original issue discount of $150,000 and a transaction expense amount of $5,000, for total debt of $1,655,000. We agreed to reserve three times the number of shares based on the redemption value with a minimum of 150 million shares of its common stock for issuance upon conversion of the Debt, if that occurs in the future. If not converted sooner, the Debt is due on or before August 7, 2019. The Debt carries an interest rate of ten percent (10%). The Debt is convertible, at Iliad’s option, into our common stock at $0.015 per share subject to adjustment as provided for in the Secured Promissory Notes. The obligation to pay the Debt, or any portion thereof, is secured by all of our assets.

Securities Purchase Agreement, Secured Promissory Notes and Security Agreement with Iliad

On October 15, 2018, we executed the following agreements with Iliad: (i) Securities Purchase Agreement; (ii) Secured Promissory Notes; (iii) Security Agreement; and (iv) Warrant to Purchase Shares of Common Shares (collectively the “Iliad Agreements”). The Company entered into the Iliad Agreements with the intent to acquire EZ-Clone Enterprises, Inc.

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

The Warrant is exercisable for a period of five (5) years from the Closing, for the purchase of up to $387,500 shares of our Common Stock at the market price as of the date of exercise as defined in the agreements. The Warrant is subject to a cashless exercise option at the election of Iliad and other adjustments as detailed in the Warrant. The fair value of the warrant is $118,615 at December 31, 2018.

Our obligation to pay the Debt, or any portion thereof, is secured by all of the Company’s assets

Operating Activities

Net cash used in operating activities for the year ended December 31, 2018 was $3,855,000. This amount was primarily related to a net loss of $11,445,000, (i) an increase in inventory of $327,000; (ii) an increase in prepaid expenses and deposits of $31,000; offset by (iii) an increase in accounts payable, accrued expenses and deferred revenue of $429,000; (iv) an increase in accounts receivable of $42,000 and (v) non-cash expenses of $7,477,000 including (vi) depreciation and amortization of $223,000; (vii) stock based compensation of $241,000 related to stock option grants and warrants; (viii) common stock issued for services of $218,000. (ix) accrued interest and amortization of debt discount on convertible notes payable of $1,191,000; (x) loss on debt conversions of $6,519,000; (xi) impairment of acquired assets of $62,000; offset by (xii) change in derivative liability of $978,000.

Investment Activities

Net cash used in investing activities for the year ended December 31, 2018 was $544,000. On February 16, 2018, we purchased the remaining 49% of the Purchased Assets in exchange for a one-time payment of $250,000 and the acquisition of 51% of EZ-Clone on October 15, 2018.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2018 was $6,664,000. The amount related to (i) we received $2,533,000 under the Rights Offering and issued 211,137,293 shares of common stock at $0.012 per share; (ii) proceeds from notes payable of $2,825,000 by Chicago Venture and Iliad; (iii) $1,300,000 in the issuance of common stock by St. George; and (iv) a stock option exercise of $,6000.

Our contractual cash obligations as of December 31, 2018 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$2,010,082	$534,795	$925,511	$549,776	$-
Convertible notes payable	3,404,133	3,404,133	-	-	-
Notes payable- related parties	100,020	100,020	-	-	-
Capital leases	8,534	8,534	-	-	-
Capital expenditures	300,000	100,000	100,000	100,000	-
	$5,822,769	$4,147,482	$1,025,511	$649,776	$-

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The application of GAAP involves the exercise of varying degrees of judgment. On an ongoing basis, we evaluate our estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that of our significant accounting policies (see summary of significant accounting policies more fully described in Note 3 to Form 10-K for the year ended December 31, 2018), the following policies involve a higher degree of judgment and/or complexity:

Cash and Cash Equivalents - We classify highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. We have not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.  We have $1,923,046 of uninsured deposits at December 31, 2018.

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

Inventories - Inventories are recorded on a first in first out basis. Inventory consists of raw materials, purchased finished goods and components held for resale. Inventory is valued at the lower of cost or market. We record a provision for excess and obsolete inventory whenever an impairment has been identified. The reserve for inventory was $120,000 and $20,000 at December 31, 2018 and 2017, respectively.

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

ITEM 9A. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of December 31, 2018, that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Management identified the following material weakness during its assessment of internal controls over financial reporting:

Audit Committee:

The current Audit Committee has two independent directors, but the Chairman is an interim Named Executive Officer. We expect to expand this committee during 2019.

b) Changes in Internal Control over Financial Reporting

During the year ended December 31, 2018, there were no changes in our internal controls over financial reporting during this fiscal quarter, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There were no disclosures of any information required to be filed on Form 8-K during the three months ended December 31, 2017 that were not filed.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (MARK)

Directors and Executive Officers

The following table sets forth certain information about our current directors and executive officers as of December 31, 2018:

Management Directors
Marco Hegyi	61	Director	December 9, 2013
		Chairman of the Board	April 1, 2016- October 23, 2017 and December 6, 2018
		Chief Executive Officer	April 1, 2016
		President	December 4, 2013
		Nominations and Governance Committee Chairman	June 3, 2014- October 23, 2017
		Interim Audit Committee Chairman	December 6, 2018
Mark E. Scott	65	Chief Financial Officer	July 31, 2014
		Secretary	February 14, 2017
		Director	February 14, 2017
Independent Directors
Katherine McLain	53	Director	February 14, 2017
		Nominations and Governance Committee Chairman	October 23, 2017
		Compensation Committee Chairman	December 6, 2018
Thom Kozik	58	Director	October 5, 2017
Other Named Executives
Joseph Barnes	46	President of GrowLife Hydroponics, Inc.	August 16, 2017
		Senior Vice President of Business Development	October 10, 2014

All directors hold office until their successors are duly appointed or until their earlier resignation or removal.

Business Experience Descriptions

Set forth below is certain biographical information regarding each of our executive officers and directors.

Marco Hegyi – Mr. Hegyi joined GrowLife as its President and a Member of its Board of Directors on December 9, 2013 and was appointed as Chairman of the Nominations and Governance Committee and a member of the Compensation Committee on June 3, 2014. Mr. Hegyi was appointed as CEO and Chairman of GrowLife effective on April 1, 2016. On October 23, 2017, Mr. Hegyi was not appointed as Chairman of GrowLife, Chairman of the Nominations and Governance Committee or a member of the Compensation Committee. Effective December 6, 2018, Mr. Hegyi serves as Chairman of the Board, a Member of the Board of Directors, Chief Executive Officer, President, Interim Audit Committee Chairman and as a Member of the Compensation and Nominations and Governance Committees.

Mr. Hegyi served as an independent director of Know Labs, Inc., fka Visualant, Inc. from February 14, 2008 and as Chairman of the Board from May 2011, and served at the Chairman of the Audit and Compensation committees until his departure on February 2015. Previously, Mr. Hegyi was a principal with the Chasm Group from 2006 to January 2014, where he has provided business consulting services.  As a management consultant, Mr. Hegyi applied his extensive technology industry experience to help early-stage companies and has been issued 10 US patents.

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

Mark E. Scott – Mr. Mark E. Scott was re-appointed to the Board of Directors and Secretary of GrowLife, Inc. on February 14, 2017. Mr. Scott was previously a member of the Board of Directors and Secretary of GrowLife, Inc. from May 2014 until his resignation on October 18, 2015. Mr. Scott was appointed our Consulting Chief Financial Officer on July 31, 2014 and Chief Financial Officer on November 1, 2017.

Mr. Scott served as Chief Financial Officer, Secretary and Treasurer of Know Labs, Inc., from May 2010 to August 31, 2016. Mr. Scott was Chief Financial Officer of U.S. Rare Earths, Inc., a consulting position he held December 19, 2011 to April 30, 2014 and Chief Financial Officer of Sonora Resources Corporation, a consulting position he held from June 15, 2011 to August 31, 2014. Also, Mr. Scott was Chief Financial Officer, Secretary and Treasurer of WestMountain Gold from February 28, 2011 to December 31, 2013 and was a consultant from December 2010 to February 27, 2011. Mr. Scott provides consulting services to other entities from time to time. Mr. Scott has significant financial, capital market and relations experience in public and private microcap companies.   Mr. Scott is a certified public accountant and received a Bachelor of Arts in Accounting from the University of Washington.

Mr. Scott was appointed to the Board of Directors based on his financial, SEC and governance skills.

Katherine McLain-  Katherine McLain, Esq. joined GrowLife as a Member of its Board of Directors on February 14, 2017 and was appointed Chairman of the Nominations & Governance and Compensation Committees and serves on the Audit Committee as of December 6, 2018. Ms. McLain has served as Assistant General Counsel for Intuit, Inc. (known for TurboTax & QuickBooks) since November 2017. Previously, Ms. McLain was legal counsel for Stripe, Inc., a financial payments company from 2015-2017. From 2010 to 2015, Ms. McLain was Senior Counsel of Silicon Valley Bank. Ms. McLain has held legal and compliance roles ranging in both public and private companies including Silicon Valley Bank, Wells Fargo Bank, and Obopay.  Ms. McLain has over 30 years of experience as a revenue focused attorney and regulatory professional helping grow new business lines as well as ground up start-up ventures.  She is a graduate of the University of California, Berkeley and the Santa Clara University School of Law and lives in Castro Valley, CA.

Ms. McLain was appointed to the Board of Directors based on her legal and regulatory skills.

Thom Kozik- Thom Kozik joined GrowLife as a Member of its Board of Directors on October 5, 2017 and was appointed a member of the Audit Committee on October 23, 2017. Mr. Kozik was appointed to the Nominations & Governance and Compensation Committees and serves on the Audit Committee as of December 6, 2018. From 2013 through 2014, Mr. Kozik served as Chief Operating Office of Omnia Media in Los Angeles, a leading YouTube Multichannel Network delivering over 1 billion monthly video views, and almost 70 million global Millennial subscribers. Thom assisted the company’s CEO/founder in building the team, refining product strategy, and securing additional funding. In December 2014, Mr. Kozik took on the role of VP, Global Marketing/Loyalty for Marriott International, having been recruited to fundamentally transform the hospitality industry’s longest-running loyalty program. Thom also led the merging of two of the industry’s most powerful programs with Marriott’s acquisition of Starwood Hotels & Resorts in 2016. Since March 1, 2018, Mr. Kozik serves as Chief Commercial Officer of Loyyal Corporation, a technology firm providing services to enterprise clients in the Travel & Hospitality sector. In his decades of experience with corporations such as Marriott International, Microsoft, Yahoo, and Atari, along with several startups, he has held executive roles in marketing, business development, and product development. Over the past decade Kozik’s core focus has been the behavioral economics of online consumers and communities, and methods to maximize their lifetime value, and leveraging technology to reduce acquisition costs while increasing retention.

Mr. Kozik was appointed to the Board of Directors based on his marketing and product brand skills.

Joseph Barnes- Mr. Barnes was appointed President of GrowLife Hydroponics, Inc. on August 16, 2017 and was appointed Senior Vice President of Business Development for GrowLife, Inc. on October 10, 2014. Mr. Barnes works, Colorado. Mr. Barnes joined GrowLife in 2010 and is responsible for all GrowLife Hydroponics operations. He led the sales team that recorded sales in 2014 of more than $8 million, a 100% increase from the previous year.

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

Committees of the Board of Directors

The Board has three standing committees to facilitate and assist the Board in the execution of its responsibilities. The committees are currently the Audit Committee, the Nominations and Governance Committee, and the Compensation Committee. The Committees were formed on June 3, 2014 by the current board of directors. The Audit Committee, Compensation and Nominations and Governance Committees each have one management directors and two independent directors.  The table below shows current membership for each of the standing Board committees.

Audit	Compensation	Nominations and Governance	Executive Committee
Marco Hegyi (Interim Chairman)	Katherine McLain (Chairman)	Katherine McLain (Chairman)	Marco Hegyi (Chairman)
Thom Kozik	Marco Hegyi	Marco Hegyi
Katherine McLain	Thom Kozik	Thom Kozik

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

Based solely on a review of copies of reports furnished to us, as of December 31, 2018 our executive officers, directors and 10% holders complied with all filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of Compensation Program

This Compensation Discussion and Analysis describes the material elements of compensation awarded to, earned by or paid to each of our executive officers named in the Compensation Table on page 35 under “Remuneration of Executive Officers” (the “Named Executive Officers”) who served during the year ended December 31, 2018. This compensation discussion primarily focuses on the information contained in the following tables and related footnotes and narrative for the last completed fiscal year. We also describe compensation actions taken after the last completed fiscal year to the extent that it enhances the understanding of our executive compensation disclosure. The principles and guidelines discussed herein would also apply to any additional executive officers that the Company may hire in the future.

The Compensation Committee of the Board has responsibility for overseeing, reviewing and approving executive compensation and benefit programs in accordance with the Compensation Committee’s charter.  The members of the Compensation Committee are Marco Hegyi, Thom Kozik and Katherine McLain. We expect to appoint one independent Directors to serve on the Compensation Committee during 2018.

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

Setting Executive Compensation

The Compensation Committee believes that compensation for the Company’s executive officers must be managed to what we can afford and in a way that allows for us to meet our goals for overall performance. During 2018 and 2017, the Compensation Committee and the Board compensated its Chief Executive Officers, President and Chief Financial Officer at the salaries indicated in the compensation table. This compensation reflected our financial condition. The Compensation Committee does not use a peer group of publicly-traded and privately-held companies in structuring the compensation packages.

Executive Compensation Components for the Year Ended December 31, 2018

The Compensation Committee did not use a formula for allocating compensation among the elements of total compensation during the year that ended December 31, 2018. The Compensation Committee believes that in order to attract and retain highly effective people it must maintain a flexible compensation structure. For the year that ended December 31, 2018, the principal components of compensation for named executive officers were base salary.

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

Performance-Based Incentive Compensation

The Compensation Committee believes incentive compensation reinforces performance objectives, rewards superior performance and is consistent with the enhancement of stockholder value. All of the Company’s Named Executive Officers are eligible to receive performance-based incentive compensation. The Compensation Committee did not recommend or approve payment of any performance-based incentive compensation to the Named Executive Officers during the year ended December 31, 2018 based on our financial condition.

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

The Named Executive Officers received stock option grants and warrants during the year ended December 31, 2018 as outlined below.

Retirement and Other Benefits

We have no other retirement, savings, long-term stock award or other type of plans for the Named Executive Officers.

Perquisites and Other Personal Benefits

During the year ended December 31, 2018, we provided the Named Executive Officers with medical insurance and nominal health club benefits. The Company paid $10,273 in life insurance for Mr. Hegyi and $27,018 in insurance for Mr. Scott. No other perquisites or other personal benefits were provided to Named Executive Officers. The committee expects to review the levels of perquisites and other personal benefits provided to Named Executive Officers annually.

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

COMPENSATION COMMITTEE REPORT

The Compensation Committee, sets and administers policies that govern the Company's executive compensation programs, and incentive and stock programs. The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for year ended December 31, 2018.

THE COMPENSATION COMMITTEE

Katherine McLain (Chairman)
Marco Hegyi
Thom Kozik

EXECUTIVE COMPENSATION

REMUNERATION OF EXECUTIVE OFFICERS

The following table provides information concerning remuneration of the chief executive officer, the chief financial officer and another named executive officer for the years ended December 31, 2018 and 2017:

Summary Compensation Table

					Non-Equity
					Incentive
				Stock	Plan	Option	Other
		Salary	Bonus	Awards	Compensation	Awards	Compensation	Total
Principal Position		($)	($)	($) (1)	($)	($)	($)	($)
Marco Hegyi, Chief Excutive Officer, Chairman of the Board and Director (2)	12/31/2018	$255,234	$20,000	$-	$-	$-	$285,023	$560,257
	12/31/2017	$250,000	$-	$-	$-	$-	$205,273	$455,273

Mark E. Scott, Chief Financial Officer and Director (3)	12/31/2018	$147,140	$20,000	$-	$-	$40,000	$27,018	$234,158
	12/31/2017	$138,250	$-	$-	$-	$18,000	$28,047	$184,297

Joseph Barnes,President of GrowLife Hydroponics, Inc. (4)	12/31/2018	$152,515	$20,000	$-	$-	$36,000	$-	$208,515
	12/31/2017	$138,670	$-	$-	$-	$24,000	$-	$162,670

(1) For 2013, reflects the aggregate grant date fair value of stock awards granted during the relevant fiscal year calculated in accordance with FASB ASC Topic 718 as reflected in the terms of the August 12, 2012 Compensation Plan. For 2014, these amounts reflect the grant date market value as required by Regulation S-K Item 402(n)(2), computed in accordance with FASB ASC Topic 718.

(2) Mr. Hegyi was paid a salary of $275,000 during the period October 15, 2018 to December 31, 2018 and a salary of $250,000 during the period January 1, 2018 to October 14, 2018 and the year ended December 31, 2017. Mr. Hegyi received a discretionary bonus of $20,000 during the year ended December 31, 2018. We paid life insurance of $10,273 for Mr. Hegyi during the years ended December 31, 2018 and 2017, respectively. On October 21, 2018 and 2017, a Mr. Hegyi a 5 year Warrant to purchase up to 10,000,000 shares of our common stock at an exercise price of $0.01 per share vested. The warrants were valued at $390,000 and $192,000 we recorded $178,750 and $195,000 as compensation expense for the years ended December 31, 2018 and 2017, respectively.. On October 15, 2018, Mr. Hegyi received Warrants to purchase up to 48,000,000 shares of our common stock at an exercise price of $0.012 per share and which vest on October 15, 2018, 2019 and 2020. The Warrants are exercisable for 5 years. The warrant that vested on October 15, 2018 was valued at $96,000 and we recorded this amount compensation expense for the year ended December 31, 2018.

(3) Mr. Scott was paid a salary of $165,000 during the period October 15, 2018 to December 31, 2018 and a salary of $150,000 during the period January 1, 2018 to October 14, 2018 and the year ended December 31, 2017. Mr. Scott received a discretionary bonus of $20,000 during the year ended December 31, 2018. Mr. Scott was reimbursed $27,018 and $28,047 for insurance expenses during the years ended December 31, 2018 and 2017, respectively. On October 15, 2018, an entity controlled by Mr. Scott was granted an option to purchase 20,000,000 shares of common stock at an exercise price of $0.012 per share. On October 15, 2017, an entity controlled by Mr. Scott was granted an option to purchase 12,000,000 shares of common stock at an exercise price of $0.006 per share. The stock option grants vest quarterly over three years and are exercisable for 5 years. The stock option grants were valued at $40,000 and $18,000. The Company recorded $8,833 and $1,500 as compensation expense for the years ended December 31, 2018 and 2017, respectively.

(4) Mr. Barnes was paid a salary of $165,000 during the period October 15, 2018 to December 31, 2018 and a salary of $150,000 during the period January 1, 2018 to October 14, 2018 and the year ended December 31, 2017. Mr. Barnes received a discretionary bonus of $20,000 during the year ended December 31, 2018. On October 15, 2018, Mr. Barnes was granted an option to purchase 18,000,000 shares of common stock at an exercise price of $0.012 per share. On October 25, 2017, Mr. Barnes was granted an option to purchase 10,000,000 shares of common stock at an exercise price of $0.007 per share. The stock option grants vest quarterly over three years and are exercisable for 5 years. The stock option grants were valued at $36,000 and $24,000. The Company recorded $8,550 and $2,000 as compensation expense for the years ended December 31, 2018 and 2017, respectively.

Grants of Stock Based Awards during the year ended December 31, 2018

The Compensation Committee approved the following performance-based incentive compensation to the Named Executive Officers for the year ended December 31, 2018:

			Estimated Future			Estimated Future			All Other
			Payouts Under			Payouts Under		All Other	Option Awards;
			Non-Equity			Equity		Stock Awards;	Number of
			Incentive Plan			Incentive Plan		Number of	Securities	Exercise or	Grant Date
		Awards			Awards			Shares of	Underlying	Base Price of	Fair Value of
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	Stock or Units	Options	Option Awards	Stock and
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh) (1)	Option Awards
Marco Hegyi	-	$-	-	$-	-	-	-	-	-	$-	$-

Mark E. Scott (2)	October 15, 2018	$-	-	$-	-	-	-	20,000,000	-	$0.012	$40,000

Joseph Barnes (3)	October 25, 2018	$-	-	$-	-	-	-	18,000,000	-	$0.012	$36,000

(1)  These amounts reflect the grant date market value as required by Regulation S-K Item 402(n)(2), computed in accordance with FASB ASC Topic 718.

(2)  On October 15, 2018, an entity controlled by Mr. Scott was granted an option to purchase 20,000,000 shares of common stock at an exercise price of $0.012 per share. The stock option grant vests quarterly over three years and is exercisable for 5 years. The stock option grant was valued at $40,000

(3)  On October 15, 2018, Mr. Barnes was granted an option to purchase 18,000,000 shares of common stock at an exercise price of $0.012 per share. The stock option grant vests quarterly over three years and is exercisable for 5 years. The stock option grant was valued at $36,000.

Outstanding Equity Awards as of December 31, 2018

The Named Executive Officers had the following outstanding equity awards as of December 31, 2018:

	Option Awards					Stock Awards
	Number of	Number of	Number of					Number of	Market or
	Securities	Securities	Securities			Number of	Market Value	Unearned Shares,	Payout Value of
	Underlying	Underlying	Underlying			Shares or Units	of Shares or	Units or Other	Unearned Shares,
	Unexercised	Unexercised	Unexercised	Option		of Stock	Units of	Rights That	Units, or Other
	Options	Options	Unearned	Exercise	Option	That Have Not	Stock That	Have Not	Rights That Have
	Exercisable	Unexerciseable	Options	Price	Expiration	Vested	Have Not Vested	Vested	Not Vested
Name	(#)	(#)	(#)	($) (1)	Date	(#)	($)	(#)	($)
Marco Hegyi (2)	-	-	-	$-		-	$-	-	$-

Mark E. Scott (3)	4,000,000	-	-	$0.010	7/30/2019	-	$-	-	$-
	5,000,000	7,000,000	-	$0.006	10/15/2022	-	$-	-	$ -
	1,666,667	18,333,333	-	$0.012	10/23/2023	-	$-	-	$ -

Joseph Barnes (4)	8,000,000	-	-	$0.001	10/9/2019	-	$-	-	$-
	4,166,667	5,833,333		$ 0.007	10/25/2022	-	$-	-	$ -
	1,500,000	8,608,334	-	$0.012	10/23/2023	-	$-	-	$-

(1)  These amounts reflect the grant date market value as required by Regulation S-K Item 402(n)(2), computed in accordance with FASB ASC Topic 718.

(2)  On October 15, 2018, an entity controlled by Mr. Scott was granted an option to purchase 20,000,000 shares of common stock at an exercise price of $0.012 per share. On October 15, 2017, an entity controlled by Mr. Scott was granted an option to purchase 12,000,000 shares of common stock at an exercise price of $0.006 per share. The stock option grants vest quarterly over three years and are exercisable for 5 years. The stock option grants were valued at $40,000 and $18,000 The Company recorded $8,833 and $1,500 as compensation expense for the years ended December 31, 2018 and 2017, respectively..An entity controlled by Mr. Scott has an additional 4,000,000 share stock option grant that is fully vested.

(3)  On October 15, 2018, Mr. Barnes was granted an option to purchase 18,000,000 shares of common stock at an exercise price of $0.012 per share. On October 25, 2017, Mr. Barnes was granted an option to purchase 10,000,000 shares of common stock at an exercise price of $0.007 per share. The stock option grants vest quarterly over three years and are exercisable for 5 years. The stock option grants were valued at $36,000 and $24,000. The Company recorded $8,550 and $2,000 as compensation expense for the years ended December 31, 2018 and 2017, respectively. Mr. Barnes stock option grant consists of 8,000,000 shares of our common stock that vested quarterly over three years beginning October 1, 2014 and 2,000,000 shares of our common stock that vested October 10, 2014. On October 12, 2016, we amended the exercise price of the stock option grants for Mr. Barnes to $0.010 per share.

Option Exercises and Stock Vested for the year ended December 31, 2018

Mr. Hegyi, Scott and Barnes did not have any option exercised or stock that vested during the year ended December 31, 2018.

Pension Benefits

We do not provide any pension benefits.

Nonqualified Deferred Compensation

We do not have a nonqualified deferral program.

Employment Agreements

Employment Agreement with Marco Hegyi

On October 15, 2018, the Board of Directors approved an Employment Agreement with Marco Hegyi pursuant to which we engaged Mr. Hegyi as its Chief Executive Officer through October 15, 2021. Mr. Hegyi’s previous Employment Agreement was set to expire on October 21, 2018.

Mr. Hegyi’s annual compensation is $275,000. Mr. Hegyi is also entitled to receive an annual bonus equal to four percent (4%) of the Company’s EBITDA for that year. The annual bonus shall be paid no later than 31 days following the end of each calendar year.

Mr. Hegyi received a Warrant to purchase up to 16,000,000 shares of our common stock at an exercise price of $0.012 per share which vest immediately. In addition, Mr. Hegyi received two Warrants to purchase up to 16,000,000 shares of common stock of the Company at an exercise price of $0.012 per share which vest on October 15, 2019 and 2020, respectively. The Warrants are exercisable for 5 years.

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

Employment Agreement with Mark E. Scott

On October 15, 2018, the Compensation Committee approved an Employment Agreement with Mark E. Scott pursuant to which the Company engaged Mr. Scott as its Chief Financial Officer through October 15, 2021. Mr. Scott’s previous Agreement was cancelled.

Mr. Scott’s annual compensation is $165,000. Mr. Scott is also entitled to receive an annual bonus equal to two percent (2%) of the Company’s EBITDA for that year. The annual bonus shall be paid no later than 31 days following the end of each calendar year.

Our Board of Directors granted Mr. Scott an option to purchase twenty million shares of our Common Stock under our 2017 Amended and Restated Stock Incentive Plan at an exercise price of $0.012 per share. The Shares vest quarterly over three years. All options will have a five-year life and allow for a cashless exercise. The stock option grant is subject to the terms and conditions of our Amended and Restated Stock Incentive Plan, including vesting requirements. In the event that Mr. Scott’s continuous status as employee to us is terminated by us without Cause or Mr. Scott terminates his employment with us for Good Reason as defined in the Scott Agreement, in either case upon or within twelve months after a Change in Control as defined in our amended and Restated Stock Incentive Plan, then 100% of the total number of Shares shall immediately become vested.

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

If we terminate Mr. Scott’s employment at any time prior to the expiration of the Term without Cause, as defined in the Employment Agreement, or if Mr. Scott terminates his employment at any time for “Good Reason” or due to a “Disability”, Mr. Scott will be entitled to receive (i) his Base Salary amount for ninety days; and (ii) his Annual Bonus amount for each year during the remainder of the Term.

Employment Agreement with Joseph Barnes

On October 15, 2018, our Compensation Committee approved an Employment Agreement with Joseph Barnes pursuant to which we engaged Mr. Barnes as President of the GrowLife Hydroponics Company through October 15, 2021. Mr. Barnes’s previous Agreement was cancelled.

Mr. Barnes’s annual compensation is $165,000. Mr. Barnes is also entitled to receive an annual bonus equal to two percent (2%) of the Company’s EBITDA for that year. The annual bonus shall be paid no later than 31 days following the end of each calendar year.

Our Board of Directors granted Mr. Barnes an option to purchase eighteen million shares of the Company’s Common Stock under the Company’s 2017 Amended and Restated Stock Incentive Plan at an exercise price of $0.012 per share. The Shares vest quarterly over three years. All options will have a five-year life and allow for a cashless exercise. The stock option grant is subject to the terms and conditions of our Amended and Restated Stock Incentive Plan, including vesting requirements.  In the event that Mr. Barnes’s continuous status as employee to us is terminated by us without Cause or Mr. Barnes terminates his employment with us for Good Reason as defined in the Barnes Agreement, in either case upon or within twelve months after a Change in Control as defined in our Amended and Restated Stock Incentive, then 100% of the total number of Shares shall immediately become vested.

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

If we terminate Mr. Barnes’s employment at any time prior to the expiration of the Term without Cause, as defined in the Employment Agreement, or if Mr. Barnes terminates his employment at any time for “Good Reason” or due to a “Disability”, Mr. Barnes will be entitled to receive (i) his Base Salary amount for ninety days; and (ii) his Annual Bonus amount for each year during the remainder of the Term.

Potential Payments upon Termination or Change in Control

The Company’s Employment Agreement with Marco Hegyi has provisions providing for severance payments as detailed below.

		Early	Not For Good	Change in
Executive	For Cause	or Normal	Cause	Control	Disability
Payments Upon	Termination	Retirement	Termination	Termination	or Death
Separation	on 12/31/18	on 12/31/18	on 12/31/18	on 12/31/18	on 12/31/18
Compensation:
Base salary (1)	$-	$-	$575,000	$575,000	$-
Performance-based incentive
compensation	$-	$-	$-	$-	$-
Stock options	$-	$-	$-	$-	$-

Benefits and Perquisites:
Health and welfare benefits	$-	$-	$-	$-	$-
Accrued vacation pay	$-	$-	$-	$-	$-

Total	$-	$-	$575,000	$575,000	$-

(1)  Reflects amounts to be paid upon termination without cause and upon termination in a change of control, less any months worked. All outstanding warrants fully vest under certain conditions.

The Company’s Employment Agreement with Mark E. Scott has provisions providing for severance payments as detailed below.

		Early	Not For Good	Change in
Executive	For Cause	or Normal	Cause	Control	Disability
Payments Upon	Termination	Retirement	Termination	Termination	or Death
Separation	on 12/31/18	on 12/31/18	on 12/31/18	on 12/31/18	on 12/31/18
Compensation:
Base salary (1)	$-	$-	$41,250	$41,250	$-
Performance-based incentive
compensation	$-	$-	$-	$-	$-
Stock options	$-	$-	$-	$-	$-

Benefits and Perquisites:
Health and welfare benefits	$-	$-	$-	$-	$-
Accrued vacation pay	$-	$-	$-	$-	$-

Total	$-	$-	$41,250	$41,250	$-

(2)  Reflects amounts to be paid upon termination without cause and upon termination in a change of control. All outstanding stock options vests fully vest under certain conditions.

The Company’s Employment Agreement with Joe Barnes has provisions providing for severance payments as detailed below.

		Early	Not For Good	Change in
Executive	For Cause	or Normal	Cause	Control	Disability
Payments Upon	Termination	Retirement	Termination	Termination	or Death
Separation	on 12/31/18	on 12/31/18	on 12/31/18	on 12/31/18	on 12/31/18
Compensation:
Base salary (1)	$-	$-	$41,250	$41,250	$-
Performance-based incentive
compensation	$-	$-	$-	$-	$-
Stock options	$-	$-	$-	$-	$-

Benefits and Perquisites:
Health and welfare benefits	$-	$-	$-	$-	$-
Accrued vacation pay	$-	$-	$-	$-	$-

Total	$-	$-	$41,250	$41,250	$-

(1)  Reflects amounts to be paid upon termination without cause and upon termination in a change of control. There outstanding stock options vests fully vest under certain conditions.

DIRECTOR COMPENSATION

We primarily use stock grants to incentive compensation to attract and retain qualified candidates to serve on the Board. This compensation reflected the financial condition of the Company. In setting director compensation, we consider the significant amount of time that Directors expend in fulfilling their duties to the Company as well as the skill-level required by our members of the Board. On February 1, 2018, a director compensation program was implemented. The directors are compensated at $60,000 annually and the annual share award is based on the close price on January 31 of that year.

During year ended December 31, 2018, Marco Hegyi and Mr. Scott did not receive any compensation for their service as directors. The compensation disclosed in the Summary Compensation Table on page 35 represents the total compensation.

Director Summary Compensation

				Non-Equity	Non-Qualified
	Fees Earned			Incentive	Deferred
	or Paid in			Plan	Compensation	Other
	Cash	Stock	Option	Compensation	Earnings	Compensation
Name	$	Awards (1)	Awards	($)	$	($)	Total
Michael E. Fasci (2)	$-	$125,781	$-	$-	$-	$-	$125,781

Katherine McLean (3)	-	57,863	-	-	-	-	57,863

Thom Kozik (4)	-	19,562	-	-	-	-	19,562

	$-	$203,205	$-	$-	$-	$-	$77,425

(1)  These amounts reflect the grant date market value as required by Regulation S-K Item 402(n)(2), computed in accordance with FASB ASC Topic 718.

(2)  On February 1, 2018, we issued 3,789,041 shares of our common stock to Mr. Fasci that was valued at $0.02 per share or $75,781. On December 6, 2018, we issued Mr. Fasci 5,000,000 shares of our common stock that was valued at $0.01 per share or $50,000. On December 6, 2018, Michael E. Fasci resigned as a Member of the Board of Directors.

(3)  On February 1, 2018, we issued 2,893,151 shares of our common stock to Katherine McLain that was valued at $0.02 per share or $57,863.

(4)  On February 1, 2018, we issued 978,082 shares of our common stock to Thom Kozik that was valued at $0.02 per share or $19,562.

Compensation Paid to Board Members

Our independent non-employee directors are not compensated in cash.  The only compensation has been in the form of stock awards. There is a stock compensation plan for independent non-employee directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of our common stock as of December 31, 2018 by:

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

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percentage (1)
Directors and Named Executive Officers-
Marco Hegyi (2)	46,000,000	1.3%
Mark E. Scott (3)	23,666,667	*
Katherine McLain (4)	4,893,151	*
Thom Kozik (5)	2,978,082	*
Joseph Barnes (6)	13,966,667	*
Total Directors and Officers (5 in total)	91,504,567	2.7%

* Less than 1%.

(1) Based on 3,437,599,095 shares of common stock outstanding as of December 31, 2018.

(2) Reflects the shares beneficially owned by Marco Hegyi, including warrants to purchase 53,500.000 shares of our common stock.

(3) Reflects the shares beneficially owned by Mark E. Scott, including stock option grants totaling 10,666,667 shares that Mr. Scott has the right to acquire in sixty days.

(4) Reflects the shares beneficially owned by Katherine McLain.

(5) Reflects the shares beneficially owned by Thom Kozik.

(6) Reflects the shares beneficially owned by Joseph Barnes, including stock option grants totaling 13,666,667 shares that Mr. Barnes has the right to acquire in sixty days.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number	Percentage
CANX USA LLC (1)
410 South Rampart Blvd., Suite 350	540,000,000	13.6%
Las Vegas, NV 89145		(Capped at
		4.99%)

(1)           Reflects a warrant to purchase common stock totaling 540,000,000 beneficially owned by CANX USA LLC. CANX does not consider themselves a control group based on the individual ownership and legal structure of CANX. Each owner has a 4.99% ownership limit and the owners cannot act as a control group. On February 15, 2019, we entered into a Termination of Existing Agreements and Release with CANX USA, LLC, a Nevada limited liability company. Pursuant to the Agreement, the Parties agreed to terminate, release and discharge all existing and further rights and obligations between the Parties under, arising out of, or in any way related to that certain Waiver and Modification Agreement and Amended and Restated Joint Venture Agreement made as of July 10, 2014, and any ancillary agreements or instruments thereto, including, but not limited to, the Warrants issued to CANX entitling CANX to purchase 540,000,000 shares of the Company’s common stock at an exercise price of $0.033. Subsequent to the year ended December 31, 2018, in exchange for the Agreement and cancellation of the CANX Agreements and Warrants, we agreed to issue $1,000,000 of restricted common stock priced at the February 7, 2019 closing price of $0.008, or 125,000,000 restricted common stock shares.

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

Since January 1, 2017, the Company engaged in the following reportable transactions with our directors, executive officers, holders of more than 5% of our voting securities, and affiliates or immediately family members of our directors, executive officers and holders of more than 5% of our voting securities.

Certain Relationships

Please see the transactions with Chicago Venture Partners, L.P. discussed in Note 10, 11, 13 and 17.

Transactions with Marco Hegyi

On October 21, 2018 and 2017, a Mr. Hegyi Warrant to purchase up to 10,000,000 shares of our common stock at an exercise price of $0.01 per share vested. The Warrant is exercisable for 5 years. . The warrants were valued at $390,000 and $192,000 we recorded $178,750 and $195,000 as compensation expense for the years ended December 31, 2018 and 2017, respectively. On October 15, 2018, Mr. Hegyi received Warrants to purchase up to 48,000,000 shares of our common stock at an exercise price of $0.012 per share and which vest on October 15, 2018, 2019 and 2020. The Warrants are exercisable for 5 years. The warrant that vested on October 15, 2018 was valued at $96,000 and we recorded this amount compensation expense for the year ended December 31, 2018.

On October 15, 2018, the Board of Directors approved an Employment Agreement with Marco Hegyi pursuant to which the Company engaged Mr. Hegyi as its Chief Executive Officer through October 15, 2021. See Note 15 for additional details.

Transactions with an Entity Controlled by Mark E. Scott

On October 15, 2018, an entity controlled by Mr. Scott was granted an option to purchase 20,000,000 shares of common stock at an exercise price of $0.012 per share. On October 15, 2017, an entity controlled by Mr. Scott was granted an option to purchase 12,000,000 shares of common stock at an exercise price of $0.006 per share. The stock option grants vest quarterly over three years and are exercisable for 5 years. The stock option grants were valued at $40,000 and $18,000. The Company recorded $8,833 and $1,500 as compensation expense for the years ended December 31, 2018 and 2017, respectively
On October 15, 2018, the Compensation Committee of the Company approved an Employment Agreement with Mark E. Scott pursuant to which the Company engaged Mr. Scott as its Chief Financial Officer through October 15, 2021. Mr. Scott’s previous Agreement was cancelled. See Note 15 for additional details.

Transaction with Joseph Barnes

On October 15, 2018, Mr. Barnes was granted an option to purchase 18,000,000 shares of common stock at an exercise price of $0.012 per share. On October 25, 2017, Mr. Barnes was granted an option to purchase 10,000,000 shares of common stock at an exercise price of $0.007 per share. The stock option grants vest quarterly over three years and are exercisable for 5 years. The stock option grants were valued at $36,000 and $24,000, The Company recorded $8,550 and $2,000 as compensation expense for the years ended December 31, 2018 and 2017, respectively.

On October 15, 2018, the Compensation Committee of the Company approved an Employment Agreement with Joseph Barnes pursuant to which the Company engaged Mr. Barnes as President of the GrowLife Hydroponics Company through October 15, 2021. Mr. Barnes’s previous Agreement was cancelled. See Note 15 for additional details.

Transactions with Michael E. Fasci

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

On February 1, 2018, we issued 3,789,041 shares of our common stock to Mr. Fasci that was valued at $0.02 per share or $75,781. On December 6, 2018, we issued Mr. Fasci 5,000,000 shares of our common stock that was valued at $0.01 per share or $50,000. On February 6, 2018, Michael E. Fasci resigned as a Member of the Board of Directors.

Transactions with Katherine McLain

Ms. Katherine McLain was appointed as a director on February 14, 2017. On June 28, 2017, we issued 1,000,000 shares of our common stock to Ms. McLain pursuant to a service award for $9,000. The shares were valued at the fair market price of $0.009 per share. On October 23, 2017, we issued 1,000,000 shares of our common stock to Ms. McLain pursuant to a service award for $5,000. The shares were valued at the fair market price of $0.005 per share. On February 1, 2018, we issued 2,893,151 shares of our common stock to Katherine McLain that was valued at $0.02 per share or $57,863.

Transaction with Thom Kozik

Mr. Kozik was appointed as a director on October 5, 2017. On October 23, 2017, we issued 2,000,000 shares of our common stock to Mr. Kozik pursuant to a service award for $10,000. The shares were valued at the fair market price of $0.005 per share. On February 1, 2018, we issued 978,082 shares of our common stock to Thom Kozik that was valued at $0.02 per share or $19,562.

Director Independence

The Board has affirmatively determined that Katherine McLain, and Thom Kozik are independent as of December 31, 2018.  For purposes of making that determination, the Board used NASDAQ’s Listing Rules even though the Company is not currently listed on NASDAQ.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Committee Pre-Approval Policy

The Audit Committee has established a pre-approval policy and procedures for audit, audit-related and tax services that can be performed by the independent auditors without specific authorization from the Audit Committee subject to certain restrictions. The policy sets out the specific services pre-approved by the Audit Committee and the applicable limitations, while ensuring the independence of the independent auditors to audit the Company's financial statements is not impaired. The pre-approval policy does not include a delegation to management of the Audit Committee’s responsibilities under the Exchange Act. During the year ended December 31, 2018, the Audit Committee pre-approved all audit and permissible non-audit services provided by our independent auditors.

Service Fees Paid to the Independent Registered Public Accounting Firm

On July 13, 2016, we dismissed PMB Helin Donovan LLP as our independent registered public accounting firm. On July 13, 2016 we engaged the services of SD Mayer and Associates, LLP as our new independent registered public accounting firm to audit our consolidated financial statements as of December 31, 2018 and 2017 for the years then ended. The decision to change accountants was approved by our Audit Committee.

The following is the breakdown of aggregate fees paid for the last two fiscal years:

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
Audit fees	$64,501	$73,371
Audit related fees	28,754	21,000
Tax fees	9,850	12,700
All other fees	14,500	25,570

	$117,605	$132,641

- “Audit Fees” are fees paid for to Mayer for professional services for the audit of our financial statements.

- “Audit-Related fees” are fees paid to Mayer for professional services not included in the first two categories, specifically, SAS 100 reviews, SEC filings and consents, and accounting consultations on matters addressed during the audit or interim reviews, and review work related to quarterly filings.

- “Tax Fees” are fees primarily for tax compliance paid to Mayer in connection with filing US income tax returns.

- “All other fees were paid to Mayer and PMB related to the review of registration statements on Form S-1.

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

10.1
Lease Amending Agreement dated October 1, 2017 by and between GrowLife, Inc. and Berezan Management (Alta) Ltd. Filed as an exhibit to the Company’s Form 10-K and filed with the SEC on March 28, 2018, and hereby incorporated by reference.

10.2
Asset Purchase Agreement dated as of October 2, 2017 amongst GrowLife, Inc. and David Reichwein, GIP International Ltd and DPR International LLC. Filed as an exhibit to the Company’s Form 10-K and filed with the SEC on March 28, 2018, and hereby incorporated by reference.

10.3
Offer Letter dated October 1, 2017 by and between GrowLife, Inc. and David Reichwein. Filed as an exhibit to the Company’s Form 10-K and filed with the SEC on March 28, 2018, and hereby incorporated by reference.

10.4
Texas commercial Lease Agreement dated October 9, 2017 by and between GrowLife Innovations, Inc. and All Commercial Flooring Inc. Filed as an exhibit to the Company’s Form 10-K and filed with the SEC on March 28, 2018, and hereby incorporated by reference.

10.5
Compilation of Securities Purchase Agreement, Secured Promissory Notes, and Security Agreement dated December 22, 2017, entered into by and between GrowLife, Inc. and Chicago Venture Partners, L.P. Filed as an exhibit to the Company’s Form 10-K and filed with the SEC on March 28, 2018, and hereby incorporated by reference.

10.6
Compilation of Securities Purchase Agreement and Warrant to Purchase Common Stock dated February 9, 2018, entered into by and between GrowLife, Inc. and St. George Investments LLC. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on February 15, 2018, and hereby incorporated by reference.

10.7
First Addendum to Asset Purchase Agreement and Employment Agreement dated February 18,2018 amongst Growlife, Inc. and David Reichwein, GIP International Ltd and DPR InternationalLLC. Filed as an exhibit to the Company’s Form 10-Q and filed with the SEC on March 1, 2018, and hereby incorporated by reference.

10.8
Second Amendment to Forglen LLC 7% Convertible Promissory Note. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on March 16, 2018, and hereby incorporated by reference.

10.9
Common Stock Purchase Agreement dated March 20, 2018 entered into by and between GrowLife, Inc. and St. George Investments LLC. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on March 23, 2018, and hereby incorporated by reference.

10.10
Lease Agreement dated July 2, 2018 entered into by and between GrowLife Hydroponics, Inc. Inc. and Brixmor SPE 4 LP. Filed as an exhibit to the Company’s Form 10-Q and filed with the SEC on November 14, 2018, and hereby incorporated by reference.

10.11
Compilation of Securities Purchase Agreement, Secured Promissory Notes, and Security Agreement. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on August 16, 2018, and hereby incorporated by reference.

10.12
Asset Purchase Agreement dated August 17, 2018 entered into by and between GrowLife, Inc. and Go Green Hydroponics, Inc. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on August 23, 2018, and hereby incorporated by reference.

10.13
Security Agreement dated August 17, 2018 by and between GrowLife, Inc. and Go Green Hydroponics, Inc. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on August 23, 2018, and hereby incorporated by reference.

10.14
Four Amendment to Lease Agreement dated August 31, 2018 entered into by and between GrowLife, Inc., The GST Non-Exempt Marital Trust under the Samuel and Elaine Rosenthal Revocable Trust and Ackerman-Rosenthal Property, LLC. Filed as an exhibit to the Company’s Form 10-Q and filed with the SEC on November 14, 2018, and hereby incorporated by reference.

10.15
Assignment and Assumption of Lease dated August 31, 2018 entered into by and between GrowLife, Inc., Go Green Hydroponics, Inc., GST Non-Exempt Marital Trust Under the Samuel and Elaine Rosenthal Revocable Trust and Ackerman-Rosenthal Property, LLC. Filed as an exhibit to the Company’s Form 10-Q and filed with the SEC on November 14, 2018, and hereby incorporated by reference.

10.16
Rights Offering to Shareholders filed in Amendment No.1 of Form S-1. Filed with the SEC on September 18, 2018, and hereby incorporated by reference. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on September 21, 2018, and hereby incorporated by reference.

10.17
Purchase and Sale agreement dated October 10, 2018 by and between GrowLife, Inc. and EZ-Clone Enterprises LLC. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on October 18, 2018, and hereby incorporated by reference.

10.18
Compilation of Securities Purchase Agreement, Warrant, Secured Promissory Notes, and Security Agreement. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on October 17, 2018, and hereby incorporated by reference.

10.19
Marco Hegyi Employment Agreement dated October 15, 2018. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on October 17, 2018, and hereby incorporated by reference.

10.20
Mark Scott Employment Agreement dated October 15, 2018. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on October 17, 2018, and hereby incorporated by reference.

10.21
Joseph Barnes Employment Agreement dated October 15, 2018. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on October 17, 2018, and hereby incorporated by reference.

10.22
Prospectus Supplement dated November 8, 2018 to Rights Offering to Shareholders filed in 424(b)(4) Prospectus filed with the SEC on October 18, 2018, and hereby incorporated by reference. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on November 08, 2018, and hereby incorporated by reference.

10.23
Prospectus Supplement dated November 16, 2018 to Rights Offering to Shareholders filed in 424(b)(4) Prospectus filed with the SEC on October 18, 2018, and hereby incorporated by reference. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on November 16, 2018, and hereby incorporated by reference.

10.24
Standard and Industrial Multi-Tenant Lease dated December 18, 2018 by and between Pensco Trust Company and GrowLife, Inc. (filed herewith).

14.1
Code of Conduct and Ethics dated May 15, 2014. Attached as an exhibit to the Company’s Form 8-K filed and with the SEC on June 9, 2014, and hereby incorporated by reference.

21.1
Subsidiaries of the Registrant (filed herewith).

31.01
Certification of Principal Executive Officer Pursuant to Rule 13a-14 (filed herewith).

31.02
Certification of Principal Financial Officer Pursuant to Rule 13a-14 (filed herewith).

32.01
CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act (filed herewith).

32.02
CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act (filed herewith).

99.1
Audited Financial Statements of EZ-Clone Enterprises, Inc. Attached as an exhibit to the Company’s Form 8-K filed and with the SEC on January 24, 2019, and hereby incorporated by reference.

99.2
Unaudited Pro Forma Financial Information of GrowLife, Inc. and EZ-Clone Enterprises, Inc. Attached as an exhibit to the Company’s Form 8-K filed and with the SEC on January 24, 2019, and hereby incorporated by reference.

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
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GrowLife, Inc. as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2018 and the related notes (collectively referred to as the ‘financial statements’). In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GrowLife, Inc. at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

/s/ SD Mayer & Associates, LLP

SD Mayer & Associates, LLP
We have served as the Company’s auditor since 2016
Seattle, Washington
March 8, 2019

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,334,377	$69,191
Accounts receivable - trade	42,254	-
Inventory, net	792,664	465,678
Prepaid costs	3,418	-
Deposits	51,916	24,308
Total current assets	3,224,629	559,177

EQUIPMENT, NET	712,866	302,689
INTANGIBLE ASSETS	3,280,453	-
TOTAL ASSETS	$7,217,948	$861,866

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade	$1,054,371	$821,398
Accrued expenses	261,954	133,988
Accrued expenses - related parties	73,585	37,776
Derivative liability	1,795,473	2,660,167
Current portion of convertible notes payable	3,404,133	3,015,021
Current portion of notes payable- related parties	100,020	-
Current portion of capital lease	8,534	-
Deferred revenue	89,504	10,000
Total current liabilities	6,787,574	6,678,350

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock - $0.0001 par value, 10,000,000 shares authorized, no shares
issued and outstanding	-	-
Common stock - $0.0001 par value, 6,000,000,000 shares authorized, 3,437,599,095
and 2,367,634,022 shares issued and outstanding at 12/31/2018 and 12/31/2017, respectively	343,749	236,752
Additional paid in capital	139,331,067	123,678,069
Accumulated deficit	(141,176,087)	(129,731,305)
Total stockholders' deficit	(1,501,271)	(5,816,484)

NON CONTROLLING INTEREST IN EZ-CLONE ENTERPRISES, INC.	1,931,645	-

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,217,948	$861,866

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended,
	December 31, 2018	December 31, 2017

NET REVENUE	$4,573,461	$2,452,104
COST OF GOODS SOLD	4,105,172	2,180,603
GROSS PROFIT	468,289	271,501
GENERAL AND ADMINISTRATIVE EXPENSES	5,016,977	2,320,455
OPERATING LOSS	(4,548,689)	(2,048,954)

OTHER INCOME (EXPENSE):
Change in fair value of derivative	977,732	496,306
Interest expense, net	(1,320,811)	(1,281,083)
Impairment of acquired assets	(61,902)	-
Other (expense) income	-	15,577
Loss on debt conversions	(6,519,467)	(2,502,819)
Total other (expense)	(6,924,448)	(3,272,019)

(LOSS) BEFORE INCOME TAXES	(11,473,137)	(5,320,974)

Income taxes - current benefit	-	-

NET (LOSS)	(11,473,137)	(5,320,974)

Noncontrolling interest in EZ-Clone Enterprises, Inc.	28,355	-

NET LOSS ATTRIBUTABLE TO GROWLIFE, INC. AND SUBSIDIARIES	$(11,444,782)	$(5,320,974)
COMMON SHAREHOLDERS

Basic and diluted (loss) per share	$(0.00)	$(0.00)

Weighted average shares of common stock outstanding- basic and diluted	2,978,812,920	2,044,521,389

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Series C Convertible						Total
	Preferred Stock		Common Stock		Additional Paid	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	in Capital	Deficit	(Deficit)

Balance as of December 31, 2016	51	$-	1,656,120,083	$165,600	$117,537,822	$(124,410,332)	$(6,706,910)

Stock based compensation for stock options	-	-	-	-	29,251	-	29,251
Stock based compensation for warrants	-	-	-	-	187,292	-	187,292
Shares issued for debt conversion	-	-	64,869,517	6,487	542,052	-	548,539
Shares issued for services rendered	-	-	10,000,000	1,000	75,000	-	76,000
Shares issued for convertible note and interest conversion	-	-	636,644,422	63,665	4,768,954	-	4,832,619
Cancellation of Series C Convertible Preferred Stock	(51)	-	-	-	-	-	-
Write-off of derivative liability to additional paid in capital	-	-	-	-	537,698	-	537,698
Net loss for the year ended December 31, 2017	-	-	-	-	-	(5,320,973)	(5,320,973)

Balance as of December 31, 2017	-	-	2,367,634,022	236,752	123,678,069	(129,731,305)	(5,816,484)
Stock based compensation for stock options	-	-	-	-	44,682	-	44,682
Stock based compensation for warrants	-	-	-	-	196,750	-	196,750
Shares issued for debt conversion	-	-	2,400,000	240	32,760	-	33,000
Shares issued for services rendered	-	-	13,910,274	1,391	216,815	-	218,206
Shares issued for convertible note and interest conversion	-	-	669,032,996	66,904	9,966,328	-	10,033,232
Shares issued for common stock	-	-	65,176,818	6,518	1,293,482	-	1,300,000
Rigths offering	-	-	211,137,293	21,114	2,512,011	-	2,533,125
Stock option exercise	-	-	1,000,000	100	5,900	-	6,000
Shares issued for acquisition of EZ-Clone Enterprises, Inc.	-	-	107,307,692	10,731	1,384,270	-	1,395,001
Noncontrolling interest in EZ-Clone Enterprises, Inc.	-	-	-	-	-	28,355	28,355
Net loss for the year ended December 31, 2018	-	-	-	-	-	(11,473,137)	(11,473,137)

Balance as of December 31, 2018	-	$-	3,437,599,095	$343,749	$139,331,067	$(141,176,087)	$(1,501,271)

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended,
	December 31, 2018	December 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,444,782)	$(5,320,974)
Adjustments to reconcile net loss to net cash (used in)
operating activities
Depreciation	80,125	1,890
Amortization of intangible assets	142,628	-
Stock based compensation	241,433	216,543
Common stock issued for services	218,206	76,000
Amortization of debt discount	769,237	419,666
Change in fair value of derivative liability	(977,732)	(496,306)
Accrued interest on convertible notes payable	421,666	203,697
Loss on debt conversions	6,519,467	2,502,799
Impairment of acquired assets	61,902	-
Write-off of derivaive liability to additional paid in capital	-	537,698
Changes in operating assets and liabilities:
Accounts receivable	42,254	-
Inventory	(326,986)	(47,225)
Prepaids and other assets	(3,418)	-
Deposits	(27,608)	13,145
Accounts payable	232,973	(170,934)
Accrued expenses	116,625	19,503
Deferred revenue	79,504	(37,995)
CASH (USED IN) OPERATING ACTIVITIES	(3,854,506)	(2,082,493)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in purchased assets	(544,432)	(302,689)
NET CASH (USED IN) INVESTING ACTIVITIES:	(544,432)	(302,689)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock rights	2,533,125	-
Common stock option exercise	6,000	-
Proceeds from notes payable, net	2,825,000	3,860,344
Proceeds from the issuance of common stock	1,300,000	-
Cash payoff to TCA Global Credit Master Fund, LP	-	(1,509,041)
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,664,125	2,351,303

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,265,187	(33,879)

CASH AND CASH EQUIVALENTS, beginning of period	69,191	103,070

CASH AND CASH EQUIVALENTS, end of period	$2,334,377	$69,191

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash investing and financing activities:
Shares issued for convertible note and interest conversion	$3,338,082	$2,329,800
Common shares issued for accounts payable	$33,000	$548,539
Acquisition of EZ-Clone Erterprises, Inc.- intangible assets	$3,423,081	$-
Acquisition of EZ-Clone Erterprises, Inc.	$1,395,000	$-
Noncontrolling interest in EZ-Clone Enterprises, Inc.	$1,931,645	$-

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

The Company acquired its 51% interest in the Purchased Assets for $400,000. The Company funded equipment and rent of an office lease. On February 16, 2018, the Company purchased the remaining 49% of the Purchased Assets in exchange for a one-time payment of $250,000. As December 31, 2018, the Company had recorded investment in purchased assets of $552,689.

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

On October 15, 2018, the Company closed the Purchase and Sale Agreement with EZ-Clone Enterprises, Inc., a California corporation. EZ-Clone is the manufacturer of multiple award-winning products specifically designed for the commercial cloning and propagation stage of indoor plant cultivation including cannabis, food, and other hydroponic farming. The Company acquired 51% of EZ-Clone for $2,040,000, payable as follows: (i) a cash payment of $645,000; and (ii) the issuance of 107,307,692 restricted shares of the Company’s common stock at a price of $0.013 per share or $1,395,000.

The Company has the obligation to acquire the remaining 49% of EZ-Clone within one year for $1,960,000, payable as follows: (i) a cash payment of $855,000; and (ii) the issuance of 85,000,000 shares of the Company’s common stock at a price of $0.013 per share or $1,105,000.

On October 17, 2017, the Company were informed by Alpine Securities Corporation (“Alpine”) that Alpine has demonstrated compliance with the Financial Industry Regulatory Authority (“FINRA”) Rule 6432 and Rule 15c2-11 under the Securities Exchange Act of 1934. We filed an amended application with the OTC Markets to list the Company’s common stock on the OTCQB and begin to trade on this market as of March 20, 2018. As of March 4, 2019, the Company began to trade on the Pink Sheet stocks system. The Company’s bid price had closed below $0.01 for more than 30 consecutive calendar days.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $11,444,782 and $5,320,974 for the years ended December 31, 2018 and 2017, respectively. Our net cash used in operating activities was $3,854,506 and $2,082,493 for the years ended December 31, 2018 and 2017, respectively.

The Company anticipates that it will record losses from operations for the foreseeable future. As of December 31, 2018, the accumulated deficit was $141,176,087.  The Company has experienced recurring operating losses and negative operating cash flows since inception and has financed its working capital requirements during this period primarily through the recurring issuance of convertible notes payable and advances from a related party. The audit opinion prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2018 and 2017 filed with the SEC on March 8, 2019 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES: ADOPTION OF ACCOUNTING STANDARDS

Basis of Presentation - The accompanying consolidated financial statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated. The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”).

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. Inter-Company items and transactions have been eliminated in consolidation.

Cash and Cash Equivalents - The Company classifies highly liquid temporary investments with an original maturity of nine months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.  At December 31, 2018, the Company had uninsured deposits in the amount of $1,923,046.

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

Inventories - Inventories are recorded on a first in first out basis. Inventory consists of raw materials, purchased finished goods and components held for resale. Inventory is valued at the lower of cost or market. The reserve for inventory was $120,000 and $20,000 as of December 31, 2018 and 2017, respectively.

Equipment – Equipment consists of machinery, equipment, tooling, computer equipment and leasehold improvements, which are stated at cost less accumulated depreciation and amortization. Depreciation is computed by the straight-line method over the estimated useful lives or lease period of the relevant asset, generally 3-10 years, except for leasehold improvements which are depreciated over the lesser of the life of the lease or 10 years.

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

Intangible Assets – Intangible assets are capitalized and amortized on a straight-line basis over their estimated useful life, if the life is determinable. If the life is not determinable, amortization is not recorded. We regularly perform reviews to determine if facts and circumstances exist which indicate that the useful lives of our intangible assets are shorter than originally estimated or the carrying amount of these assets may not be recoverable. When an indication exists that the carrying amount of intangible assets may not be recoverable, we assess the recoverability of our assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Such impairment test is based on the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Impairment, if any, is based on the excess of the carrying amount over the estimated fair value of those assets.

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

Sales Returns - We allow customers to return defective products when they meet certain established criteria as outlined in our sales terms and conditions. It is our practice to regularly review and revise, when deemed necessary, our estimates of sales returns, which are based primarily on actual historical return rates. We record estimated sales returns as reductions to sales, cost of goods sold, and accounts receivable and an increase to inventory. Returned products which are recorded as inventory are valued based upon the amount we expect to realize upon its subsequent disposition. As of December 31, 2018 and 2017, there was a reserve for sales returns of $40,000 and $10,000, respectively, which is minimal based upon our historical experience.

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

As of December 31, 2018, there are also (i) stock option grants outstanding for the purchase of 100 million common shares at a $0.010 average exercise price; (ii) warrants for the purchase of 902.8 million common shares at a $0.029 average exercise price; and (iii) 112.8 million shares related to convertible debt that can be converted at $0.002535 per share. In addition, the Company has an unknown number of common shares to be issued under the Chicago Venture, Iliad and St. George financing agreements. As of December 31, 2017, there are also (i) stock option grants outstanding for the purchase of 56,000,000 common shares at a $0.007 average exercise price; (ii) warrants for the purchase of 595 million common shares at a $0.031 average exercise price; and (iii) 241,766,075 million shares related to convertible debt that can be converted at $0.002535 per share. In addition, we have an unknown number of common shares to be issued under the Chicago Venture Partners, L.P. financing agreements.

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

Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-11, “Simplifying the Measurement of Inventory,” Topic 330, “Inventory” (ASU 2015-11). The amendments in ASU 2015-11, which apply to inventory that is measured using any method other than the last-in, first-out (LIFO) or retail inventory method, require that entities measure inventory at the lower of cost and net realizable value. The amendments in ASU 2015-11 should be applied on a prospective basis. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016 and interim periods within those years. The Company adopted the amendments of ASU 2015-11 effective January 1, 2018. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2018.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” Topic 718, “Compensation-Stock Compensation” (ASU 2016-09). ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the Company’s financial statements, including income tax consequences, forfeitures and classification on the statement of cash flows. Under previous guidance, excess tax benefits and deficiencies from share-based compensation arrangements were recorded in equity when the awards vested or were settled. ASU 2016-09 requires prospective recognition of excess tax benefits and deficiencies in income tax expense, rather than paid-in-capital. The Company adopted the amendments of ASU 2016-09 effective January 1, 2018.The adoption of this standard did not have a material impact on the Company’s consolidated statements of income for the year ended December 31, 2018.

In addition, under ASU 2016-09, excess tax income tax benefits from share-based compensation arrangements are classified as cash flow from operations, rather than as cash flow from financing activities. For the year ended December 31, 2018, there were no excess income tax benefits.

The Company has elected to continue to estimate the number of share-based awards expected to vest, as permitted by ASU 2016-09, rather than electing to account for forfeitures as they occur.

ASU 2016-09 requires excess tax benefits and deficiencies to be prospectively excluded from assumed future proceeds in the calculation of diluted shares, resulting in an immaterial decrease in diluted weighted average shares outstanding for the year ended December 31, 2018.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” Topic 350, “Intangibles – Goodwill and Other” (ASU 2017-04). The amendments in ASU 2017-04 simplify the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in the current two-step impairment test. An impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value should be recognized; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments should be applied on a prospective basis. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017, and the ASU is effective for the Company’s first quarter of the fiscal year ending December 31, 2020. The Company is currently evaluating the impact that the adoption of these provisions will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases,” Topic 842, “Leases” (ASU 2016-02). ASU No. 2016-02 requires lessees to recognize a right-of-use asset and corresponding lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. ASU 2016-02 also requires certain quantitative and qualitative disclosures. The provisions of ASU 2016-02 are effective for the Company’s first quarter of the fiscal year ending December 31, 2020, with early adoption permitted. The Company will apply the transition provisions of ASU 2016-02 at its adoption date, rather than the earliest comparative period presented in the financial statements, as permitted by ASU 2018-11, “Leases,” Topic 842, “Targeted Improvements,” released in July 2018.

The adoption of ASU 2016-02 may result in a material increase to the Company’s consolidated balance sheets for lease liabilities and right-of-use assets. The Company is also performing a comprehensive review of its current processes to determine and implement changes required to support the adoption of this standard. The Company is currently evaluating the other effects the adoption of ASU 2016-02 will have on its consolidated financial statements.

In January 2018, the FASB issued ASU 2018-01, “Leases,” Topic 842, “Land Easement Practical Expedient for Transition to Topic 842” (ASU 2018-01). ASU 2018-01 permits an entity to elect a transition practical expedient to not assess, under Accounting Standards Codification (ASC) 842, land easements that exist or expired before the standard’s effective date that were not previously accounted for as leases under ASC 840. The Company plans to elect this practical expedient in implementing ASU 2016-02.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” Topic 606, “Revenue from Contracts with Customers” (ASU 2014-09). ASU 2014-09 provides guidance for revenue recognition and will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2014-09’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled for the transfer of those goods or services. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. Additionally, the amendments in this ASU provide a practical expedient for entities to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less, The Company plans to elect this practical expedient upon adoption.

In July 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers – Deferral of the Effective Date.” The FASB approved the deferral of ASU 2014-09, by extending the new revenue recognition standard’s mandatory effective date by one year and permitting public companies to apply the new revenue standard to annual reporting periods beginning after December 15, 2017. The guidance in ASU 2014-09 will be effective for the Company in the first quarter of the fiscal year ending December 31, 2019.

Further to ASU 2014-09 and ASU 2015-14, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers,” Topic 606, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (ASU 2016-08) in March 2016, ASU 2016-12, “Revenue from Contracts with Customers,” Topic 606, “Narrow-Scope Improvements and Practical Expedients” (ASU 2016-12) in May 2016 and ASU 2016-20, “Revenue from Contracts with Customers,” Topic 606, “Technical Corrections and Improvements” (ASU 2016-20) in December 2016. The amendments in ASU 2016-08 clarify the implementation guidance on principal versus agent considerations, including indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. ASU 2016-12 addresses narrow-scope improvements to the guidance on collectability, non-cash consideration, and completed contracts at transition. Additionally, the amendments in this ASU provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The Company plans to make such election. The Company also plans to elect the practical expedient in ASU 2016-20 that provides entities do not need to disclose the transaction price allocated to performance obligations when the related contracts have a duration of one year or less. This includes loyalty rewards, which can be redeemed in the month subsequent to the quarter earned, and marketing promotions that cross accounting periods. Both of these classes of transactions are currently immaterial to the Company. The effective date and transition requirements for ASU 2016-08, ASU 2016-12 and ASU 2016-20 are the same as for ASU 2014-09.

The Company does not plan to early adopt the new revenue recognition guidance; adoption will be on the modified retrospective basis beginning in fiscal year 2019. The Company has substantially concluded its assessment of the impact of the adoption of this standard on its consolidated financial statements. Most of the Company’s revenue is expected to continue to be generated from point-of-sale transactions, which ASU 2014-09 treats generally consistent with current accounting standards. The Company does not expect this standard will have a material impact on the accounting for point-of-sale transactions or related areas including the right of return and customer incentives. Although the impact on the consolidated financial statements is not expected to be material, additional disclosures will be required.

In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation,” Topic 718, “Improvements to Nonemployee Share-Based Payment Accounting” (ASU 2018-07) as part of its Simplification Initiative to reduce complexity when accounting for share-based payments to non-employees. ASU 2018-07 expands the scope of Topic 718 to more closely align share-based payment transactions for acquiring goods and services from non-employees with the accounting for share-based payments to employees, with certain exceptions. The provisions of ASU 2018-07 are effective for the Company’s first quarter of the fiscal year ending December 31, 2020, with early adoption permitted.

NOTE 4 – TRANSACTIONS

Acquisition of 51% of EZ-Clone Enterprises, Inc.

On October 15, 2018, the Company closed the Purchase and Sale Agreement with EZ-Clone Enterprises, Inc., a California corporation that was founded in January 2000. EZ-Clone is the manufacturer of multiple award-winning products specifically designed for the commercial cloning and propagation stage of indoor plant cultivation including cannabis, food, and other hydroponic farming. The Company has proprietary products and services such as the Commercial Pro System, Hobbyist Cloning Systems, Cloning Tents, Coco Collars, Coco Seed Starters, Rooting Gel, and Clear Rez. Technical Support, know-how and overall knowledge is also considered proprietary. The Company trademarks are EZ CLONE and EZ CLONE CRIB.

This acquisition is expected to accelerate the Company’s revenue growth, increase the Company gross margins and add additional manufacturing and research and development personnel.

The Company acquired 51% of EZ-Clone for $2,040,000, payable as follows: (i) a cash payment of $645,000; and (ii) the issuance of 107,307,692 restricted shares of the Company’s common stock at a price of $0.013 per share or $1,395,000. The Company has the obligation to acquire the remaining 49% of EZ-Clone within one year for $1,960,000, payable as follows: (i) a cash payment of $855,000; and (ii) the issuance of 85,000,000 shares of the Company’s common stock at a price of $0.013 per share or $1,105,000.

The cost to acquire these assets has been preliminarily allocated to the assets acquired according to estimated fair values and is subject to adjustment when additional information concerning asset valuations is finalized, but no later than October 15, 2019. The preliminary allocation is as follows:

Purchase Price Allocation	$
Common Stock	$1,395,000
Cash	645,000
Assets acquired	(911,294)
Liabilities acquired	939,375
Non-controlling interest	1,960,000
EZ-Clone equity	(605,000)
Total purchase price	$3,423,081

The results of operations of EZ-Clone were included in the Consolidated Statements of Operations for the period October 15, 2018 to December 31, 2018.

The unaudited pro-forma financial data for the acquisition for the year ended December 31, 2018, were as follows:

		Pre-Acquisition
		Operations of EZ-	Pro Forma
	As Reported	January 1, 2018 to	Year Ended
	December 31, 2018	October 14, 2018	December 31, 2018
Net revenue	$4,573,461	$1,551,503	$6,124,964
Net loss	(11,473,137)	(111,671)	(11,584,808)
Net loss per share	$(0.00)		$(0.00)

The unaudited pro-forma financial data for the acquisition for the year ended December 31, 2017, were as follows:

		Pre-Acquisition
		Operations of EZ-	Pro Forma
	As Reported	January 1, 2017 to	Year Ended
	December 31, 2017	December 31, 2017	December 31, 2017
Net revenue	$2,452,104	$2,648,873	$5,100,977
Net loss	(5,320,974)	(126,962)	(5,447,936)
Net loss per share	$(0.00)		$(0.00)

There were no material, nonrecurring items included in the reported the pro-forma results.

Termination of Agreements with CANX, LLC

On February 15, 2019, the Company entered into a Termination of Existing Agreements and Release with CANX USA, LLC, a Nevada limited liability company. Pursuant to the Agreement, the Parties agreed to terminate, release and discharge all existing and further rights and obligations between the Parties under, arising out of, or in any way related to that certain Waiver and Modification Agreement and Amended and Restated Joint Venture Agreement made as of July 10, 2014, and any ancillary agreements or instruments thereto, including, but not limited to, the Warrants issued to CANX entitling CANX to purchase 540,000,000 shares of the Company’s common stock at an exercise price of $0.033.

In exchange for the Agreement and cancellation of the CANX Agreements and Warrants, the Company agreed to issue $1,000,000 of restricted common stock priced at the February 7, 2019 closing price of $0.008, or 125,000,000 restricted common stock shares.

NOTE 5 – INVENTORY

Inventory as of December 31, 2018 and 2017 consisted of the following:

	December 31,	December 31,
	2018	2017

Raw materials	$417,570	$110,000
Work in process	35,280	-
Finished goods	459,814	375,678
Inventory reserve	(120,000)	(20,000)
Total	$792,664	$465,678

Raw materials consist of supplies for the flooring product line and EZ-Clone.

Finished goods inventory relates to product at the Company’s retail stores, which is product purchased from distributors, and in some cases directly from the manufacturer, and resold at our stores and EZ- Clone.

The Company reviews its inventory on a periodic basis to identify products that are slow moving and/or obsolete, and if such products are identified, the Company records the appropriate inventory impairment charge at such time.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2018 and 2017 consists of the following:

	December 31,	December 31,
	2018	2017

Machinery, equipment and tooling	$943,326	$365,861
Furniture and fixtures	-	49,787
Computer equipment	16,675	52,304
Leasehold improvements	14,703	56,965
Total property and equipment	974,704	524,917
Less accumulated depreciation and amortization	(261,839)	(222,228)
Net property and equipment	$712,866	$302,689

Fixed assets, net of accumulated depreciation, were $712,866 and $302,689 as of December 31, 2018 and 2017, respectively. Accumulated depreciation was $261,839 and $222,228 as of December 31, 2018 and 2017, respectively. Total depreciation expense was $80,125 and $1,890 for the years ended December 31, 2018 and 2017, respectively. All equipment is used for manufacturing, selling, general and administrative purposes and accordingly all depreciation is classified in cost of goods sold, selling, general and administrative expenses. The Company began depreciation on the purchased machine January 1, 2018 when significant operations began.

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

The Company acquired its 51% interest in the Purchased Assets for $400,000. The Company funded equipment and rent of an office lease. On February 16, 2018, the Company purchased the remaining 49% of the Purchased Assets in exchange for a one-time payment of $250,000. As of December 31, 2018, the Company had recorded investment in purchased assets of $552,689.

On October 15, 2018, the Company acquired 51% of EZ-Clone Enterprises, Inc. and acquired $244,203 of net property and equipment.

During the year ended December 31, 2018, the Company retired fully depreciated assets of $358,156.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets as of December 31, 2018 and 2017 consisted of the following:

	Estimated	December 31,	December 31,
	Useful Lives	2018	2017

Customer lists	3 years	$1,604,341	$-
Patents	3 years	1,818,740
Less: accumulated amortization		(142,628)	-
Intangible assets, net		$3,280,453	$-

Total amortization expense was $142,628 and $0 for the years ended December 31, 2018 and 2017, respectively.

On October 15, 2018, the Company closed the Purchase and Sale Agreement with EZ-Clone Enterprises, Inc., a California corporation that was founded in January 2000. The Company acquired 51% of EZ-Clone for $2,040,000, payable as follows: (i) a cash payment of $645,000; and (ii) the issuance of 107,307,692 restricted shares of the Company’s common stock at a price of $0.013 per share or $1,395,000. The Company has the obligation to acquire the remaining 49% of EZ-Clone within one year for $1,960,000, payable as follows: (i) a cash payment of $855,000; and (ii) the issuance of 85,000,000 shares of the Company’s common stock at a price of $0.013 per share or $1,105,000.

The fair value of the intellectual property associated with the assets acquired was $3,423,081 estimated by using a discounted cash flow approach based on future economic benefits. In summary, the estimate was based on a projected income approach and related discounted cash flows over five years, with applicable risk factors assigned to assumptions in the forecasted results.

NOTE 8- ACCOUNTS PAYABLE

Accounts payable were $1,054,371 and $821,398 as of December 31, 2018 and December 31, 2017, respectively. Such liabilities consisted of amounts due to vendors for inventory purchases, audit, legal and other expenses incurred by the Company.

NOTE 9- ACCRUED EXPENSES

Accrued expenses were $261,954 and $133,988 as of December 31, 2018 and, 2017, respectively. Such liabilities consisted of amounts due to Go Green Hydroponics, Inc. and TCA – Go Green SPV, LLC and sales tax and payroll liabilities.

On August 17, 2018, the Company entered into an Asset Purchase Agreement with Go Green Hydroponics, Inc. and TCA – Go Green SPV, LLC. The Company acquired the inventory of Go Green but agreed to pay the Seller 100% of the proceeds generated from the sale of the closing inventory until all closing inventory has been sold. The Company recorded accrued expenses $98,150 as of December 31, 2018 related to the sale of inventory. Also, the Company agreed to pay 5% of all gross revenue of Company earned or in any way related to the Purchased Assets generated between October 1, 2018 and December 31, 2019, up to a maximum of $200,000. The Company estimated gross revenue for that period to be approximately $1,200,000 and recorded a $60,000 liability. The Company recorded an impairment of acquired assets in the amount of $60,000 as of December 31, 2018. In addition, the Company recorded an additional accrued liability of $1,986 as of December 31, 2018.

NOTE 10 – CONVERTIBLE NOTES PAYABLE, NET

Convertible notes payable as of December 31, 2018 consisted of the following:

				Balance
		Accrued	Debt	As of
	Principal	Interest	Discount	December 31, 2018
10% OID Convertible Promissory Notes	$2,982,299	$135,780	$-	$3,118,079
7% Convertible note ($850,000)	270,787	15,267	-	286,054
	$3,253,086	$151,047	$-	$3,404,133

Convertible notes payable as of December 31, 2017 consisted of the following:

				Balance
		Accrued	Debt	As of
	Principal	Interest	Discount	December 31, 2017
6% Secured convertible note (2014)	$39,251	$1,974	$-	$41,225
7% Convertible note ($850,000)	250,000	321,652	-	571,652
10% OID Convertible Promissory Notes	2,980,199	120,492	(698,547)	2,402,144
	$3,269,450	$444,118	$(698,547)	$3,015,021

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

On February 12, 2018, the Company received a Notice of Conversion from Forglen LLC converting principal and interest of $321,945 owed under that 7% Convertible Note as amended June 19, 2014 into 127,000,000 shares of the Company’s common stock with a fair value of $2,235,200. On March 12, 2018, the Company entered into a Second Amendment to the Note. Pursuant to the Amendment, the Note’s maturity date has been extended to December 31, 2019, and interest accrues at 7% per annum, compounding on the maturity date. Additionally, after review of the Note and accrued interest, the Parties agreed that as of March 12, 2018, the outstanding balance on the Note was $270,787.

As of December 31, 2018, the outstanding principal on this 7% convertible note was $270,787 and accrued interest was $15,267, which results in a total liability of $286,054.

10% Convertible Promissory Notes

Funding from Chicago Venture Partners, L.P. (“Chicago Venture”)

As of December 31, 2017, the outstanding principal balance due to Chicago Venture was $2,980,199, accrued interest was $120,492, net of the discount of $698,547, which results in a total amount of $2,402,144.

As of December 31, 2018, the outstanding principal balance due to Chicago Venture is $1,112,200 and accrued interest was $90,931, which results in a total amount of $1,203,230.

During the year ended December 31, 2018, Chicago Venture converted principal and interest of $3,104,181 into 525,587,387 shares of our common stock at a per share conversion price of $0.0059 with a fair value of $7,756,330. The Company recognized $6,565,415 loss on debt conversions during the year ended December 31, 2018.

During the year ended December 31, 2018, the Company recorded an OID debt discount expense of $660,472 to interest expense related to the Chicago Venture financing.

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

The total amount of funding under the Iliad Agreements is $1,500,000. The Convertible Promissory Note carries an original issue discount of $150,000 and a transaction expense amount of $5,000, for total debt of $1,655,000. The Company agreed to reserve three times the number of shares based on the redemption value with a minimum of 150 million shares of its common stock for issuance upon conversion of the Debt, if that occurs in the future. If not converted sooner, the Debt is due on or before August 7, 2019. The Debt carries an interest rate of ten percent (10%). The Debt is convertible, at Iliad’s option, into our common stock at $0.015 per share subject to adjustment as provided for in the Secured Promissory Notes. The Company’s obligation to pay the Debt, or any portion thereof, is secured by all of our assets. The Company has $504,098 available under this debt financing.

Securities Purchase Agreement, Secured Promissory Notes and Security Agreement with Iliad

On October 15, 2018, we executed the following agreements with Iliad: (i) Securities Purchase Agreement; (ii) Secured Promissory Notes; (iii) Security Agreement; and (iv) Warrant to Purchase Shares of Common Shares (collectively the “Iliad Agreements”). The Company entered into the Iliad Agreements with the intent to acquire EZ-Clone Enterprises, Inc.

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

The Warrant is exercisable for a period of five (5) years from the Closing, for the purchase of up to $387,500 shares of our Common Stock at the market price as of the date of exercise as defined in the agreements. The Warrant is subject to a cashless exercise option at the election of Iliad and other adjustments as detailed in the Warrant. The fair value of the warrant is $118,615 at December 31, 2018.

Our obligation to pay the Debt, or any portion thereof, is secured by all of the Company’s assets.

At December 31, 2018 the outstanding principal balance due to Iliad Research and Trading, L.P. is $1,870,000, accrued interest of $44,849 resulting in a total of $1,914,849. On January 17, 2019, the Company repaid $650,000 to Iliad.

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

There was a derivative liability of $1,795,473 as of December 31, 2018. For the year ended December 31, 2018, the Company recorded non-cash income of $977,732 related to the “change in fair value of derivative” expense related to the Chicago Venture and Iliad financing. The income related to a decline in the share price and Chicago Venture converted principal and interest of $3,104,181 into 525,587,387 shares of our common stock at a per share conversion price of $0.0059.

Derivative liability as of December 31, 2018 was as follows:

				Carrying Amount at
	Fair Value Measurements Using Imputs			December 31,
Financial Instruments	Level 1	Level 2	Level 3	2018
Liabilities:
Derivative Instruments	$-	$1,795,473	$-	$1,795,473

Total	$-	$1,795,473	$-	$1,795,473

NOTE 12 – RELATED PARTY TRANSACTIONS AND CERTAIN RELATIONSHIPS

Since January 1, 2017, the Company engaged in the following reportable transactions with our directors, executive officers, holders of more than 5% of our voting securities, and affiliates or immediately family members of our directors, executive officers and holders of more than 5% of our voting securities.

Certain Relationships

Please see the transactions with Chicago Venture Partners, L.P. discussed in Notes 10, 11, 13 and 17.

Transactions with Marco Hegyi

On October 21, 2018 and 2017, a Mr. Hegyi Warrant to purchase up to 10,000,000 shares of our common stock at an exercise price of $0.01 per share vested. The Warrant is exercisable for 5 years. The warrants were valued at $390,000 and $192,000 we recorded $178,750 and $195,000 as compensation expense for the years ended December 31, 2018 and 2017, respectively. On October 15, 2018, Mr. Hegyi received Warrants to purchase up to 48,000,000 shares of our common stock at an exercise price of $0.012 per share and which vest on October 15, 2018, 2019 and 2020. The Warrants are exercisable for 5 years. The warrant that vested on October 15, 2018 was valued at $96,000 and we recorded this amount compensation expense for the year ended December 31, 2018.

On October 15, 2018, the Board of Directors approved an Employment Agreement with Marco Hegyi pursuant to which the Company engaged Mr. Hegyi as its Chief Executive Officer through October 15, 2021. See Note 15 for additional details.

Transactions with an Entity Controlled by Mark E. Scott

On October 15, 2018, an entity controlled by Mr. Scott was granted an option to purchase 20,000,000 shares of common stock at an exercise price of $0.012 per share. On October 15, 2017, an entity controlled by Mr. Scott was granted an option to purchase 12,000,000 shares of common stock at an exercise price of $0.006 per share. The stock option grants vest quarterly over three years and are exercisable for 5 years. The stock option grants were valued at $40,000 and $18,000. The Company recorded $8,833 and $1,500 as compensation expense for the years ended December 31, 2018 and 2017, respectively.

On October 15, 2018, the Compensation Committee of the Company approved an Employment Agreement with Mark E. Scott pursuant to which the Company engaged Mr. Scott as its Chief Financial Officer through October 15, 2021. Mr. Scott’s previous Agreement was cancelled. See Note 15 for additional details.

Transaction with Joseph Barnes

On October 15, 2018, Mr. Barnes was granted an option to purchase 18,000,000 shares of common stock at an exercise price of $0.012 per share. On October 25, 2017, Mr. Barnes was granted an option to purchase 10,000,000 shares of common stock at an exercise price of $0.007 per share. The stock option grants vest quarterly over three years and are exercisable for 5 years. The stock option grants were valued at $36,000 and $24,000. The Company recorded $8,550 and $2,000 as compensation expense for the years ended December 31, 2018 and 2017, respectively
On October 15, 2018, the Compensation Committee of the Company approved an Employment Agreement with Joseph Barnes pursuant to which the Company engaged Mr. Barnes as President of the GrowLife Hydroponics Company through October 15, 2021. Mr. Barnes’s previous Agreement was cancelled. See Note 15 for additional details.

Transactions with Michael E. Fasci

On February 4, 2017, the Company issued 1,000,000 shares of our common stock to Michael E. Fasci pursuant to a service award for $15,000. The shares were valued at the fair market price of $0.015 per share. On April 27, 2017, the Company issued 1,000,000 shares of our common stock to Michael E. Fasci pursuant to a service award for $9,000. The shares were valued at the fair market price of $0.009 per share. On April 27, 2017, the Company issued 2,000,000 shares of our common stock to Michael E. Fasci pursuant to a consulting agreement for $18,000. The shares were valued at the fair market price of $0.009 per share. On November 2, 2017, the Company issued 2,000,000 shares of our common stock to Michael E. Fasci pursuant to a consulting agreement for $10,000. The shares were valued at the fair market price of $0.005 per share.

On February 1, 2018, the Company issued 3,789,041 shares of our common stock to Mr. Fasci that was valued at $0.02 per share or $75,781. On December 6, 2018, the Company issued Mr. Fasci 5,000,000 shares of our common stock that was valued at $0.01 per share or $50,000. On December 6, 2018, Michael E. Fasci resigned as a Member of the Board of Directors.

Transactions with Katherine McLain

Ms. Katherine McLain was appointed as a director on February 14, 2017. On June 28, 2017, the Company issued 1,000,000 shares of our common stock to Ms. McLain pursuant to a service award for $9,000. The shares were valued at the fair market price of $0.009 per share. On October 23, 2017, the Company issued 1,000,000 shares of our common stock to Ms. McLain pursuant to a service award for $5,000. The shares were valued at the fair market price of $0.005 per share. On February 1, 2018, the Company issued 2,893,151 shares of our common stock to Katherine McLain that was valued at $0.02 per share or $57,863.

Transaction with Thom Kozik

Mr. Kozik was appointed as a director on October 5, 2017. On October 23, 2017, the Company issued 2,000,000 shares of our common stock to Mr. Kozik pursuant to a service award for $10,000. The shares were valued at the fair market price of $0.005 per share. On February 1, 2018, the Company issued 978,082 shares of our common stock to Thom Kozik that was valued at $0.02 per share or $19,562.

NOTE 13 – EQUITY

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

During the year ended December 31, 2018, the Company had had the following sales of unregistered of equity securities to accredited investors unless otherwise indicated:

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

During the year ended December 31, 2018, the Company issued 2,400,000 shares of its common stock to a service provider pursuant to conversions of debt totaling $33,000. The shares were valued at the fair market price of $0.0138 per share.

During the year ended December 31, 2018, the Company issued 6,250,000 shares of its common stock to a service provider and a former director related to services. The shares were valued at the fair market price of $0.0104 per share or $65,000.

During the year ended December 31, 2018, Chicago Venture converted principal and interest of $3,104,181 into 525,587,387 shares of our common stock at a per share conversion price of $0.0059 with a fair value of $7,756,330. The Company recognized $6,565,415 loss on debt conversions during the year ended December 31, 2018.

During the year ended December 31, 2018, an employee exercised a stock option grant for 1,000,000 shares at $0.006 or $6,000.

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

On October 15, 2018, the Company closed the Purchase and Sale Agreement with EZ-Clone and issued 107,307,692 restricted shares of our common stock at a price of $0.013 per share or $1,395,000.

On November 30, 2018, the Company closed its Rights Offering. We received $2,533,648 under the Rights Offering and issued 211,137,293 shares of common stock at $0.012 per share.

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

Warrants

The Company issued the following warrants during the year ended December 31, 2018:

On February 9, 2018, the Company executed the following agreements with St. George Investments LLC and issued a warrant to purchase of up to 48,687,862 shares of the Company’s Common Stock at an exercise price of $0.05 per share. The Warrant is subject to a cashless exercise option at the election of St. George and other adjustments as repricing as detailed in the Warrant.

On October 15, 2018, Mr. Hegyi received Warrants to purchase up to 48,000,000 shares of our common stock at an exercise price of $0.012 per share and which vest on October 15, 2018, 2019 and 2020. The Warrants are exercisable for 5 years. The warrant that vested on October 15, 2018 was valued at $96,000 and we recorded this amount compensation expense for the year ended December 31, 2018.

The Warrant is exercisable for a period of five (5) years from the Closing, for the purchase of up to $387,500 shares of our Common Stock at the market price as of the date of exercise as defined in the agreements. The Warrant is subject to a cashless exercise option at the election of Iliad and other adjustments as detailed in the Warrant. The fair value of the warrant is $118,615 at December 31, 2018.

On November 30, 2018, the Company closed its Rights Offering. The Company received $2,533,648 under the Rights Offering and issued 211,137,293 shares of common stock at $0.012 per share. The Company also issued five year warrants to acquire 105,568,642 shares of common stock exercisable at $.018 and five year warrants to acquire 105,568,642 shares of common stock exercisable $.024 per share.

On February 15, 2019, the Company entered into a Termination of Existing Agreements and Release with CANX USA, LLC, a Nevada limited liability company. Pursuant to the Agreement, the Parties agreed to terminate, release and discharge all existing and further rights and obligations between the Parties under, arising out of, or in any way related to that certain Waiver and Modification Agreement and Amended and Restated Joint Venture Agreement made as of July 10, 2014, and any ancillary agreements or instruments thereto, including, but not limited to, the Warrants issued to CANX entitling CANX to purchase 540,000,000 shares of the Company’s common stock at an exercise price of $0.033.

In exchange for the Agreement and cancellation of the CANX Agreements and Warrants, the Company agreed to issue $1,000,000 of restricted common stock priced at the February 7, 2019 closing price of $0.008, or 125,000,000 restricted common stock shares.

A summary of the warrants issued as of December 31, 2018 is as follows:

	December 31, 2018
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	595,000,000	$0.029
Issued	307,825,146	0.025
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at end of period	902,825,146	$0.029
Exerciseable at end of period	902,825,146

A summary of the status of the warrants outstanding as of December 31, 2018 is presented below:

	December 31, 2018
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life	Price	Exerciseable	Price
540,000,000	0.33	$0.033	540,000,000	$0.033
55,000,000	7.67	0.010	55,000,000	0.010
48,000,000	5.75	0.012	16,000,000	0.012
48,687,862	4.08	0.050	48,687,862	0.050
211,137,284	2.92	0.021	211,137,284	0.021
902,825,146	1.44	$0.029	870,825,146	0.029

Warrants had no intrinsic value as of December 31, 2018.

The warrants were valued using the following assumptions:

Assumptions
Dividend yield	0%
Expected life	5 Years
Expected volatility	200%
Risk free interest rate	0.78%

NOTE 14– STOCK OPTIONS

Description of Stock Option Plan

On December 6, 2018, the Company’s shareholders voted to approve the First Amended and Restated 2017 Stock Incentive Plan to increase the shares issuable under the plan from 100 million to 200 million. The Company has 100,000,000 shares available for issuance. The Company has outstanding unexercised stock option grants totaling 100,000,000 shares at an average exercise price of $0.010 per share as of December 31, 2018. The Company filed registration statements on Form S-8 to register 200,000,000 shares of the Company’s common stock related to the 2017 Stock Incentive Plan and First Amended and Restated 2017 Stock Incentive Plan.

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

Stock Option Activity

During the year ended December 31, 2018, the Company had the following stock option activity:

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

On October 15, 2018, an entity controlled by Mr. Scott was granted an option to purchase 20,000,000 shares of common stock at an exercise price of $0.012 per share. The stock option grant vests quarterly over three years and are exercisable for 5 years. The stock option grants were valued at $40,000 and the Company recorded this amount as compensation expense for the year ended December 31, 2018.

On October 15, 2018, Mr. Barnes was granted an option to purchase 18,000,000 shares of common stock at an exercise price of $0.012 per share. The stock option grant vests quarterly over three years and are exercisable for 5 years. The stock option grants were valued at $36,000 and the Company recorded this amount as compensation expense for the year ended December 31, 2018.

As of December 31, 2018, there are 100,000,000 options to purchase common stock at an average exercise price of $0.010 per share outstanding under the 2017 Amended and Restated Stock Incentive Plan. The Company recorded $44,682 and $29,250 of compensation expense, net of related tax effects, relative to stock options for the years ended December 31, 2018 and 2017 in accordance with ASC 505. Net loss per share (basic and diluted) associated with this expense was approximately ($0.00). As of December 31, 2018, there is $140,970 of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately 3.79 years.

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

Stock option activity for the years ended December 31, 2018 and 2017 is as follows:

		Weighted Average
	Options	Exercise Price	$
Outstanding as of December 31, 2016	12,010,000	$0.010	$120,500
Granted	44,000,000	0.006	280,000
Exercised	-	-	-
Forfeitures	(10,000)	(0.050)	(500)
Outstanding as of December 31, 2017	56,000,000	0.007	400,000
Granted	45,000,000	0.013	596,000
Exercised	(1,000,000)	0.006	(6,000)
Forfeitures	-	-	-
Outstanding as of December 31, 2018	100,000,000	$0.010	$990,000

The following table summarizes information about stock options outstanding and exercisable at December 31, 2018

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining Life	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Exerciseable	Exerciseable	Exerciseable
$0.006	31,000,000	3.75	$0.006	18,333,333	$0.006
0.007	10,000,000	3.75	0.007	4,166,667	0.007
0.009	2,000,000	1.50	0.009	1,000,000	0.009
0.010	12,000,000	0.88	0.010	12,000,000	0.010
0.012	38,000,000	4.75	0.012	3,166,667	0.012
0.020	7,000,000	4.39	0.020	1,416,667	0.020
	100,000,000	3.79	$0.010	40,083,333	$0.008

Stock option grants totaling 31,000,000 shares of common stock have an intrinsic value of $18,333 as of December 31, 2018.

The stock option grants were valued using the following assumpti0ns:

Assumptions
Dividend yield	0%
Expected life	2 Years
Expected volatility	140%
Risk free interest rate	0.02%

NOTE 15 – COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

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

Other than those certain legal proceedings as reported in the Company’s annual report on Form 10-K filed with the SEC on March 8, 2019, the Company’s know of no material, existing or pending legal proceedings against our Company, nor is the Company involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to the Company’s interest.

Operating Leases

On May 31, 2018, the Company rented space at 5400 Carillon Point, Kirkland, Washington 98033 for $623 per month for the Company’s corporate office and use of space in the Regus network, including California. The Company’s agreement expires May 31, 2019.

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

On August 31, 2018, GrowLife, Inc. entered into the Fourth Amendment to the Lease Agreement for the store in Encino, California. The monthly lease is approximately $6,720, with a 3% increase on March 1, 2019. The lease expires September 1, 2019 and the Company is required to provide six months’ notice to terminate the lease.

On December 14, 2018, GrowLife, Inc. entered into a lease agreement with Pensco Trust Company for a 28,000 square feet industrial space at 10170 Croydon Way, Sacramento, California 95827 used for the assembly and sales of plastic parts by EZ-Clone. The monthly lease payment is $17,000 and increased approximately 3% per year. The lease expires on December 31, 2023.

The aggregate future minimum lease payments under operating leases, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended December 31,	Total
2019	$534,795
2020	925,511
2021	549,776
2022	-
2023	-
Beyond	-
Total	$2,010,082

Employment Agreements

Employment Agreement with Marco Hegyi

On October 15, 2018, the Board of Directors of GrowLife, Inc. (the “Company”) approved an Employment Agreement with Marco Hegyi pursuant to which the Company engaged Mr. Hegyi as its Chief Executive Officer through October 15, 2021. Mr. Hegyi’s previous Employment Agreement was set to expire on October 21, 2018.

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

Employment Agreement with Mark E. Scott

On October 15, 2018, the Compensation Committee of the Company approved an Employment Agreement with Mark E. Scott pursuant to which the Company engaged Mr. Scott as its Chief Financial Officer through October 15, 2021. Mr. Scott’s previous Agreement was cancelled.

Mr. Scott’s annual compensation is $165,000. Mr. Scott is also entitled to receive an annual bonus equal to two percent (2%) of the Company’s EBITDA for that year. The annual bonus shall be paid no later than 31 days following the end of each calendar year.

The Company’s Board of Directors granted Mr. Scott an option to purchase twenty million shares of the Company’s Common Stock under the Company’s 2018 Amended and Restated Stock Incentive Plan at an exercise price of $0.012 per share. The Shares vest quarterly over three years. All options will have a five-year life and allow for a cashless exercise. The stock option grant is subject to the terms and conditions of the Company’s Amended and Restated Stock Incentive Plan, including vesting requirements. In the event that Mr. Scott’s continuous status as employee to the Company is terminated by the Company without Cause or Mr. Scott terminates his employment with the Company for Good Reason as defined in the Scott Agreement, in either case upon or within twelve months after a Change in Control as defined in the Company’s Amended and Restated Stock Incentive, then 100% of the total number of Shares shall immediately become vested.

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

Employment Agreement with Joseph Barnes

On October 15, 2018, the Compensation Committee of the Company approved an Employment Agreement with Joseph Barnes pursuant to which the Company engaged Mr. Barnes as President of the GrowLife Hydroponics Company through October 15, 2021. Mr. Barnes’s previous Agreement was cancelled.

Mr. Barnes’s annual compensation is $165,000. Mr. Barnes is also entitled to receive an annual bonus equal to two percent (2%) of the Company’s EBITDA for that year. The annual bonus shall be paid no later than 31 days following the end of each calendar year.

The Company’s Board of Directors granted Mr. Barnes an option to purchase eighteen million shares of the Company’s Common Stock under the Company’s 2017 Amended and Restated Stock Incentive Plan at an exercise price of $0.012 per share. The Shares vest quarterly over three years. All options will have a five-year life and allow for a cashless exercise. The stock option grant is subject to the terms and conditions of the Company’s and Amended and Restated Stock Incentive Plan, including vesting requirements.  In the event that Mr. Barnes’s continuous status as employee to the Company is terminated by the Company without Cause or Mr. Barnes terminates his employment with the Company for Good Reason as defined in the Barnes Agreement, in either case upon or within twelve months after a Change in Control as defined in the Company’s Amended and Restated Stock Incentive Plan, then 100% of the total number of Shares shall immediately become vested.

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

NOTE 16 – INCOME TAXES

The Company has incurred losses since inception, which have generated net operating loss carryforwards.  The net operating loss carryforwards arise from United States sources.

Pretax losses arising from United States operations were $11,473,137 for the year ended December 31, 2018.

Pretax losses arising from United States operations were approximately $5,320,974 for the year ended December 31, 2018.

The Company has net operating loss carryforwards of approximately $19,101,728, which expire in 2022-2036. Because it is not more likely than not that sufficient tax earnings will be generated to utilize the net operating loss carryforwards, a corresponding valuation allowance of approximately $4,011,363 was established as of December 31, 2018. Additionally, under the Tax Reform Act of 1986, the amounts of, and benefits from, net operating losses may be limited in certain circumstances, including a change in control.

Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. There can be no assurance that the Company will be able to utilize any net operating loss carryforwards in the future. The Company is subject to possible tax examination for the years 2012 through 2018

For the year ended December 31, 2018, the Company’s effective tax rate differs from the federal statutory rate principally due to net operating losses and equity issued for services.

U.S. Tax Reform

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Reform Act). The Tax Reform Act significantly revises the future ongoing federal income tax by, among other things, lowering U.S. corporate income tax rates effective January 1, 2018. The Company has calculated a blended U.S. federal income tax rate of approximately 21% for the fiscal year ending December 31, 2018 and 21.0% for subsequent fiscal years. Remeasurement of the Company’s deferred tax balance under the Tax Reform Act resulted in a non-cash tax benefit reduction of approximately $2.5 million for the year ended December 31, 2018.

The changes included in the Tax Reform Act are broad and complex. The final transition impacts of the Tax Reform Act may differ from the above estimate due to, among other things, changes in interpretations of the Tax Reform Act, any legislative action to address questions that arise because of the Tax Reform Act and any changes in accounting standards for income taxes or related interpretations in response to the Tax Reform Act.

The principal components of the Company’s deferred tax assets at December 31, 2018 and 2017 are as follows:

	2018	2017
U.S. operations loss carry forward and state at statutory rate of 40%	$4,011,363	$3,068,992
Less valuation allowance	4,011,363	3,068,992
Net deferred tax assets	-	-
Change in valuation allowance	$4,011,363	$3,068,992

A reconciliation of the United States Federal Statutory rate to the Company’s effective tax rate for the years ended December 31, 2018 and 2017 is as follows:

	2018	2017
Federal statutory rate	-21.0%	-21.0%
State income tax rate	-6.0%	-6.0%
Change in valuation allowance	27.0%	27.0%
Effective tax rate	0.0%	0.0%

The Company’s tax returns for 2012 to 2018 are open to review by the Internal Revenue Service.

NOTE 17– SUBSEQUENT EVENTS

The Company evaluates subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements are available.

There were the material events subsequent to December 31, 2018:

Transactions with CANX, LLC

On February 15, 2019, the Company entered into a Termination of Existing Agreements and Release with CANX USA, LLC, a Nevada limited liability company. Pursuant to the Agreement, the Parties agreed to terminate, release and discharge all existing and further rights and obligations between the Parties under, arising out of, or in any way related to that certain Waiver and Modification Agreement and Amended and Restated Joint Venture Agreement made as of July 10, 2014, and any ancillary agreements or instruments thereto, including, but not limited to, the Warrants issued to CANX entitling CANX to purchase 540,000,000 shares of the Company’s common stock at an exercise price of $0.033.

In exchange for the Agreement and cancellation of the CANX Agreements and Warrants, the Company agreed to issue $1,000,000 of restricted common stock priced at the February 7, 2019 closing price of $0.008, or 125,000,000 restricted common stock shares.

Repayment of Securities Purchase Agreement, Secured Promissory Notes and Security Agreement with Iliad

On January 17, 2019, the Company repaid $650,000 to Iliad due under the October 15, 2018 funding transaction with Iliad.

Trading on Pink Sheet Stock Systems

As of March 4, 2019, the Company began to trade on the Pink Sheet stocks system. The Company’s bid price had closed below $0.01 for more than 30 consecutive calendar days.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, GrowLife, Inc. (the "Registrant") has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GROWLIFE, INC.

Date: March 8, 2019	By:	/s/ Marco Hegyi
Marco Hegyi
Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Mark E. Scott
Mark Scott
Chief Financial Officer, Director and Secretary (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURES	TITLE	DATE

/s/ Marco Hegyi	Chief Executive Officer and Director	March 8, 2019
Marco Hegyi	(Principal Executive Officer)

/s/ Mark E. Scott	Chief Financial Officer, Director and Secretary	March 8, 2019
Mark E. Scott	(Principal Financial/Accounting Officer)

/s/ Katherine McLain	Director	March 8, 2019
Katherine McLain

/s/ Thom Kozik	Director	March 8, 2019
Thom Kozik