Form 10-Q
period 2019-03-31
GROWLIFE, INC.
filed 2019-05-14
CIK 1161582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 13, 2019, there were 3,700,407,493 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

ITEM 1.	FINANCIAL STATEMENTS

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
ASSETS		(Audited)

CURRENT ASSETS:
Cash and cash equivalents	$619,146	$2,334,377
Accounts receivable - trade, net of allowance for doubtful accounts of $0 as of 3/31/2019 and 12/31/2018	249,439	42,254
Inventory, net	841,774	792,664
Prepaid costs	-	3,418
Deposits	58,416	51,916
Total current assets	1,768,775	3,224,629

EQUIPMENT, NET	688,312	712,866
INTANGIBLE ASSETS	2,995,196	3,280,453
TOTAL ASSETS	$5,452,283	$7,217,948

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade	$1,209,449	$1,054,371
Accrued expenses	251,024	261,954
Accrued expenses - related parties	36,344	73,585
Derivative liability	1,308,200	1,795,473
Current portion of convertible notes payable	2,503,873	3,404,133
Current portion of notes payable- related parties	101,273	100,020
Current portion of capital lease	6,248	8,534
Deferred revenue	3,261	89,504
Total current liabilities	5,419,672	6,787,574

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock - $0.0001 par value, 10,000,000 shares authorized, no shares
issued and outstanding	-	-
Common stock - $0.0001 par value, 6,000,000,000 shares authorized, 3,667,671,506
and 3,437,599,095 shares issued and outstanding at 3/31/2019 and 12/31/2018, respectively	366,756	343,749
Additional paid in capital	141,248,622	139,331,067
Accumulated deficit	(143,539,940)	(141,176,087)
Total stockholders' deficit	(1,924,562)	(1,501,271)

NON CONTROLLING INTEREST IN EZ-CLONE ENTERPRISES, INC.	1,957,173	1,931,645

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,452,283	$7,217,948

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended,
	March 31, 2019	March 31, 2018

NET REVENUE	$2,244,279	$708,936
COST OF GOODS SOLD	1,473,371	632,517
GROSS PROFIT	770,908	76,419
GENERAL AND ADMINISTRATIVE EXPENSES	2,129,956	1,179,457
OPERATING LOSS	(1,359,048)	(1,103,038)

OTHER INCOME (EXPENSE):
Change in fair value of derivative	487,273	2,358,444
Interest expense, net	(120,040)	(388,304)
Loss on debt conversions	(1,346,510)	(5,108,977)
Total other (expense)	(979,277)	(3,138,837)

(LOSS) BEFORE INCOME TAXES	(2,338,325)	(4,241,875)

Income taxes - current benefit	-	-

NET (LOSS)	(2,338,325)	(4,241,875)

Noncontrolling interest in EZ-Clone Enterprises, Inc.	(25,528)	-

NET LOSS ATTRIBUTABLE TO GROWLIFE, INC. AND SUBSIDIARIES	$(2,363,853)	$(4,241,875)
COMMON SHAREHOLDERS

Basic and diluted (loss) per share	$(0.00)	$(0.00)

Weighted average shares of common stock outstanding- basic and diluted	3,560,591,510	2,708,232,869

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended,
	March 31, 2019	March 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,363,853)	$(4,241,875)
Adjustments to reconcile net loss to net cash (used in)
operating activities
Depreciation	29,873	10,814
Amortization of intangible assets	285,257	-
Stock based compensation	40,016	54,648
Common stock issued for services	165,400	153,206
Amortization of debt discount	-	249,329
Change in fair value of derivative liability	(487,273)	(2,358,444)
Accrued interest on convertible notes payable	65,649	32,827
Loss on debt conversions	1,360,146	5,108,977
Noncontrolling interest in EZ-Clone Enterprises, Inc.	25,528	-
Changes in operating assets and liabilities:
Accounts receivable	(207,185)	-
Inventory	(49,110)	(68,312)
Prepaids and other assets	3,418	-
Deposits	(6,500)	-
Accounts payable	155,078	245,845
Accrued expenses	(46,918)	(115,986)
Deferred revenue	(86,243)	93,491
CASH (USED IN) OPERATING ACTIVITIES	(1,116,717)	(835,480)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in purchased assets	(5,319)	(250,000)
NET CASH (USED IN) INVESTING ACTIVITIES:	(5,319)	(250,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of convertible notes payable	(590,909)	-
Reapyment on capital lease	(2,286)	-
Cash provided from Convertible Promissory Note with Chicago Venture Partners, L.P.	-	525,000
Share issuances to St. George Investments LLC	-	1,100,000
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(593,195)	1,625,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,715,231)	539,520

CASH AND CASH EQUIVALENTS, beginning of period	2,334,377	69,190

CASH AND CASH EQUIVALENTS, end of period	$619,146	$608,710

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash investing and financing activities:
Shares issued for convertible note and interest conversion	$368,000	$2,468,590
Common shares issued for accounts payable	$-	$18,000
Shares issued for purchase of warrant	$1,000,000	$-

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

These financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended December 31, 2018. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results expected for the full fiscal year, or for any other fiscal period.

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

On October 3, 2017, the Company closed the acquisition of 51% of the Purchased Assets from David Reichwein, a Pennsylvania resident, GIP International Ltd, a Hong Kong corporation and DPR International LLC, a Pennsylvania limited liability corporation. The Purchased Assets include intellectual property, copy rights and trademarks related to reflective tiles and flooring. The Company did not acquire business, customer lists or employees.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $2,338,325 and $4,241,875 for the periods ended March 31, 2019 and 2018, respectively. Our net cash used in operating activities was $1,116,717 and $835,480 for the periods ended March 31, 2019 and 2018, respectively.

The Company anticipates that it will record losses from operations for the foreseeable future. As of March 31, 2019, the accumulated deficit was $143,539,940.  The Company has experienced recurring operating losses and negative operating cash flows since inception and has financed its working capital requirements during this period primarily through the recurring issuance of convertible notes payable and advances from a related party. The audit opinion prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2018 and 2017 filed with the SEC on March 8, 2019 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

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

Cash and Cash Equivalents - The Company classifies highly liquid temporary investments with an original maturity of nine months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.  At March 31, 2019, the Company had uninsured deposits in the amount of $309,146.

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

Inventories - Inventories are recorded on a first in first out basis. Inventory consists of raw materials, purchased finished goods and components held for resale. Inventory is valued at the lower of cost or market. The reserve for inventory was $50,000 and $120,000 as of March 31, 2019 and December 31, 2018, respectively.

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

Sales Returns - We allow customers to return defective products when they meet certain established criteria as outlined in our sales terms and conditions. It is our practice to regularly review and revise, when deemed necessary, our estimates of sales returns, which are based primarily on actual historical return rates. We record estimated sales returns as reductions to sales, cost of goods sold, and accounts receivable and an increase to inventory. Returned products which are recorded as inventory are valued based upon the amount we expect to realize upon its subsequent disposition. As of March 31, 2019 and December 31, 2018, there was a reserve for sales returns of $0, respectively, which is minimal based upon our historical experience.

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

As of March 31, 2019, there are also (i) stock option grants outstanding for the purchase of 98.5 million common shares at a $0.010 average exercise price; (ii) warrants for the purchase of 362.8 million common shares at a $0.023 average exercise price; and (iii) 114.7 million shares related to convertible debt that can be converted at $0.002535 per share. In addition, the Company has an unknown number of common shares to be issued under the Chicago Venture, Iliad and St. George financing agreements.

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

The cost to acquire these assets has been preliminarily allocated to the assets acquired according to estimated fair values and is subject to adjustment when additional information concerning asset valuations is finalized, but no later than October 15, 2019. The preliminary allocation is as follows:

Purchase Price Allocation	$
Common stock	$1,395,000
Cash	645,000
Assets acquired	(911,294)
Liabilities acquired	939,375
Non-controlling interest	1,960,000
EZ-Clone equity	(605,000)
Total	$3,423,081

The results of operations of EZ-Clone were included in the Consolidated Statements of Operations for the period October 15, 2018 to December 31, 2018.

The unaudited pro-forma financial data for the acquisition for the year ended December 31, 2018, were as follows:

		Pre-Acquisition
		Operations of EZ-	Pro Forma
	As Reported	January 1, 2018 to	Year Ended
	December 31, 2018	October 14, 2018	December 31, 2018
Net revenue	$4,573,461	$1,551,503	$6,124,964
Net loss	(11,473,137)	(111,671)	(11,584,808)
Net loss per share	$(0.00)		$(0.00)

The unaudited pro-forma financial data for the acquisition for the year ended December 31, 2017, were as follows:

		Pre-Acquisition
		Operations of EZ-	Pro Forma
	As Reported	January 1, 2017 to	Year Ended
	December 31, 2017	December 31, 2017	December 31, 2017
Net revenue	$2,452,104	$2,648,873	$5,100,977
Net loss	(5,320,974)	(126,962)	(5,447,936)
Net loss per share	$(0.00)		$(0.00)

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

NOTE 5 – INVENTORY

Inventory as of March 31, 2019 and 2018 consisted of the following:

	March 31,	December 31,
	2019	2018

Raw materials	$348,958	$417,570
Work in process	41,558	35,280
Finished goods	401,842	459,814
In producton	99,416	-
Inventory reserve	(50,000)	(120,000)
Total	$841,774	$792,664

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

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2019 and 2018 consists of the following:

	March 31,	December 31,
	2019	2018

Machinery, equipment and tooling	$943,327	$943,326
Computer equipment	16,675	16,675
Leasehold improvements	20,021	14,703
Total property and equipment	980,023	974,704
Less accumulated depreciation and amortization	(291,712)	(261,839)
Net property and equipment	$688,312	$712,866

Fixed assets, net of accumulated depreciation, were $688,312 and $712,866 as of March 31, 2019 and 2018, respectively. Accumulated depreciation was $291,712 and $261,839 as of March 31, 2019 and 2018, respectively. Total depreciation expense was $29,873 and $10,814 for the three months ended March 31, 2019 and 2018, respectively. All equipment is used for manufacturing, selling, general and administrative purposes and accordingly all depreciation is classified in cost of goods sold, selling, general and administrative expenses.

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

During the year ended December 31, 2018, the Company retired fully depreciated assets of $358,156.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets as of March 31, 2019 and December 31, 2018 consisted of the following:

	Estimated	March 31,	December 31,
	Useful Lives	2019	2018

Customer lists	3 years	$1,604,341	$1,604,341
Patents	3 years	1,818,740	1,818,740
Less: accumulated amortization		(427,885)	(142,628)
Intangible assets, net		$2,995,196	$3,280,453

Total amortization expense was $285,277 and $0 for the three months ended March 31, 2019 and 2018, respectively.

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

NOTE 8- ACCOUNTS PAYABLE

Accounts payable were $1,209,449 and $1,054,371 as of March 31, 2019 and December 31, 2018, respectively. Such liabilities consisted of amounts due to vendors for inventory purchases, audit, legal and other expenses incurred by the Company.

NOTE 9- ACCRUED EXPENSES

Accrued expenses were $251,024 and $261,954 as of March 31, 2019 and December 31, 2018, respectively. Such liabilities consisted of amounts due to Go Green Hydroponics, Inc. and TCA – Go Green SPV, LLC and sales tax and payroll liabilities.

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

NOTE 10– CONVERTIBLE NOTES PAYABLE, NET

Convertible notes payable as of March 31, 2019 consisted of the following:

				Balance
		Accrued	Debt	As of
	Principal	Interest	Discount	March 31, 2019
10% OID Convertible Promissory Notes	$2,036,669	$176,475	$-	$2,213,144
7% Convertible note ($850,000)	270,787	19,942	-	290,729
	$2,307,456	$196,417	$-	$2,503,873

Convertible notes payable as of December 31, 2018 consisted of the following:

				Balance
		Accrued	Debt	As of
	Principal	Interest	Discount	December 31, 2018
10% OID Convertible Promissory Notes	$2,982,299	$135,780	$-	$3,118,079
7% Convertible note ($850,000)	270,787	15,267	-	286,054
	$3,253,086	$151,047	$-	$3,404,133

7% Convertible Notes Payable

On March 12, 2018, the Company entered into a Second Amendment to the Note. Pursuant to the Amendment, the Note’s maturity date has been extended to December 31, 2019, and interest accrues at 7% per annum, compounding on the maturity date. Additionally, after review of the Note and accrued interest, the Parties agreed that as of March 12, 2018, the outstanding balance on the Note was $270,787.

As of March 31, 2019, the outstanding principal on this 7% convertible note was $270,787 and accrued interest was $19,942, which results in a total liability of $290,729.

10% Convertible Promissory Notes

Funding from Chicago Venture Partners, L.P. (“Chicago Venture”) and Iliad Research and Trading, L.P. (“Iliad”)

As of December 31, 2018, the outstanding principal balance due to Chicago Venture and Iliad is $1,112,200 and accrued interest was $90,931, which results in a total amount of $1,203,230.

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

As of March 31, 2019, the outstanding principal balance due to Chicago Venture is $2,036,669 and accrued interest was $176,475, which results in a total amount of $2,213,144.

During the three months ended March 31, 2019, Chicago Venture converted principal and accrued interest of $375,000 into 84,156,195 shares of our common stock at a per share conversion price of $0.00446 with a fair value of $676,055. The Company recognized $301,055 loss on debt conversions during the three months ended March 31, 2019.

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

There was a derivative liability of $1,308,200 as of March 31, 2019. For the three months ended March 31, 2019, the Company recorded non-cash income of $487,223 related to the “change in fair value of derivative” expense related to the Chicago Venture and Iliad financing. During the three months ended March 31, 2019, Chicago Venture converted principal and accrued interest of $375,000 into 84,156,195 shares of our common stock at a per share conversion price of $0.00446.

Derivative liability as of March 31, 2019 was as follows:

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	March 31, 2019

Liabilities:
Derivative Instruments	$-	$1,308,200	$-	$1,308,200

Total	$-	$1,308,200	$-	$1,308,200

NOTE 12 – RELATED PARTY TRANSACTIONS AND CERTAIN RELATIONSHIPS

Related Party Transactions

Transactions with Katherine McLain

Ms. Katherine McLain was appointed as a director on February 14, 2017. On February 22, 2019, the Company issued 8,108,108 shares of our common stock to Katherine McLain valued at $0.0074 per share or $60,000.

Transaction with Thom Kozik

Mr. Kozik was appointed as a director on October 5, 2017. On February 22, 2019, the Company issued 8,108,108 shares of our common stock to Mr. Kozik valued at $0.0074 per share or $60,000.

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

During the three months ended March 31, 2019, the Company had the following sales of unregistered equity securities to accredited investors unless otherwise indicated:

During the three months ended March 31, 2019, the Company issued 20,916,216 shares to suppliers for services provided. The Company valued the shares at $0.0079 per share or $165,400.

During the three months ended March 31, 2019, Chicago Venture converted principal and accrued interest of $375,000 into 84,156,195 shares of our common stock at a per share conversion price of $0.00446.

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

Warrants

The Company had the following warrant activity during the three months ended March 31, 2019:

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

A summary of the warrants issued as of March 31, 2019 is as follows:

	March 31, 2019
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	902,825,146	$0.029
Issued	-	-
Exercised	-	-
Forfeited	(540,000,000)	(0.033)
Expired	-	-
Outstanding at end of period	362,825,146	$0.023
Exerciseable at end of period	362,825,146	$0.023

A summary of the status of the warrants outstanding as of March 31, 2019 is presented below:

	March 31, 2019
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life	Price	Exerciseable	Price
-	-	$-	-	$-
55,000,000	7.41	0.010	55,000,000	0.010
48,000,000	5.50	0.012	16,000,000	0.012
48,687,862	3.83	0.050	48,687,862	0.050
211,137,284	2.67	0.021	211,137,284	0.021
362,825,146	3.56	$0.023	330,825,146	0.023

Warrants had no intrinsic value as of March 31, 2019.

The warrants were valued using the following assumptions:

Dividend yield	0%
Expected life	5 Years
Expected volatility	200%
Risk free interest rate	0.78%

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

Stock Option Activity

During the three months ended March 31, 2019, the Company had the following stock option activity:

On February 6, 2019, the Company issued a stock option grant to an advisory board member for 500,000 shares of common stock at an exercise price of $0.008 per share. The stock option grant vests quarterly over three years and is exercisable for 3 years. The stock option grant was valued at $1,000.

On March 31, 2019, a stock option grant for 2,000,000 shares of common stock at an exercise price of $0.008 per share expired.

As of December 31, 2018, there are 98,500,000 options to purchase common stock at an average exercise price of $0.010 per share outstanding under the 2017 Amended and Restated Stock Incentive Plan. The Company recorded $16,106 and $5,898 of compensation expense, net of related tax effects, relative to stock options for the three months ended March 31, 2018 and 2017 in accordance with ASC 505. Net loss per share (basic and diluted) associated with this expense was approximately ($0.00). As of March 31, 2019, there is $125,855 of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately 3.52 years.

Stock option activity for the period ended March 31, 2019 is as follows:

		Weighted Average
	Options	Exercise Price	$
Outstanding as of December 31, 2018	100,000,000	$0.0099	$990,000
Granted	500,000	0.0080	4,000
Exercised	-	-	-
Forfeitures	(2,000,000)	(0.0200)	(40,000)
Outstanding as of March 31, 2019	98,500,000	$0.0097	$954,000

The following table summarizes information about stock options outstanding and exercisable at March 31, 2019:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining Life	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Exerciseable	Exerciseable	Exerciseable
$0.006	31,000,000	3.50	$0.006	21,666,667	$0.006
0.007	10,000,000	3.50	0.007	5,000,000	0.007
.008-.009	2,500,000	1.55	.008-.009	1,166,667	.008-.009
0.010	12,000,000	0.63	0.010	12,000,000	0.010
0.012	38,000,000	4.50	0.012	6,333,333	0.012
0.020	5,000,000	4.10	0.020	2,000,000	0.020
	98,500,000	3.52	$0.010	48,166,667	$0.009

Stock option grants totaling 26,666,667 shares of common stock have an intrinsic value of $48,333 as of March 31, 2019.

The stock option grants were valued using the following assumpti0ns:

Dividend yield	0%
Expected life	1 Year
Expected volatility	124%
Risk free interest rate	2.00%

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

Operating Leases

On May 31, 2018, the Company rented space at 5400 Carillon Point, Kirkland, Washington 98033 for $623 per month for the Company’s corporate office and use of space in the Regus network, including California. The Company’s agreement expires May 31, 2019. The Company intends to renew this lease on comparable terms on May 31, 2019.

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

The aggregate future minimum lease payments under operating leases, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended March 31,	Total
2020	$532,926
2021	925,511
2022	549,776
2023	-
2024	-
Beyond	-
Total	$2,008,213

NOTE 16 – SUBSEQUENT EVENTS

The Company evaluates subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements are available.

The Company had the following material events subsequent to March 31, 2019:

On April 1, 2019, Chicago Venture converted principal and accrued interest of $125,000 into 28,052,065 shares of our common stock at a per share conversion price of $0.00446.

On April 26, 2019, the Company extended a stock grant life for Joseph Barnes for 8,000,000 shares of common stock at an exercise price of $.01 per share by three years.

On April 26, 2019, the Company extended a stock grant life for an entity controlled by Mark Scott for 4,000,000 shares of common stock at an exercise price of $.01 per share by three years.

On April 30, 2019 and May 2, 2019, the Company issued 4,863,922 to a now former employee. The shares were valued at $.007 per share.

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

Since early 2018 we have been discussing how we can meet our goal and help our customers significantly lower their production costs. We have continued to distribute thousands of third-party products to growers through retail, e-commerce and direct sales channels, sold to both commercial and consumer cultivators, and began developing our own products in our research and development group. As we pursued our goal of “measuring our success by our customer’s success” we discovered that we needed to acquire a critical technology for cloning.

As we illustrated in last year’s Management Discussion section, the bell curve we mapped out from our ‘Cube’ proof-of-concept tests showed that the Commercial Cultivation Stage is where most of the money is spent for production. However, the Cloning Stage is where the greatest yield to impact occurs (blue line). While we could have simply partnered with EZ-Clone, the 20-year leader in cloning, to use their products to help increase the yield of Cube, there were far greater strategic and economic benefits to both companies if GrowLife pursued an acquisition.

On October 15, 2018, GrowLife acquired 51% of EZ-Clone and intends to acquire the remaining 49% later in 2019. The addition of EZ-Clone was the missing piece for many reasons. Like a jigsaw puzzle, the pattern became apparent of how we needed to proceed and pivot the GrowLife business for growth.

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

Where we once saw divisions to serve different market segments, we elected to align our resources behind three functional groups serving commercial customers at different stages. Where we were racing to the bottom by distributing other people’s commodity products that are perceived as too expensive for our customers and generating only 8-10% gross margins, we now focus on our own GrowLife/EZ-Clone products that last quarter delivered a blended gross margin of 34% and can grow to 40-50% gross margins over time at reasonable prices to our customers. Additionally, our retail stores in Canada, Los Angeles and Maine serve as regional fulfillment and e-Commerce centers for our commercial customers. And, this is just the start. Given the 87% year-over-year revenue growth, GrowLife will continue to provide essential and hard-to-find goods including growing media, industry-leading hydroponics equipment, organic plant nutrients, and thousands more products on demand to our customers across the United States and Canada. However, as our revenue mix transitions to proprietary products we expect to see our gross margins grow significantly.

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

One of the many things that attracted the Company to EZ Clone was its principal, William Blackburn. Billy was working on the EZ Clone Pro project that the Company saw in 2017. A cloning system for almost 500 clones at one time; a system that could easily cannibalize his smaller core cloning business. We discussed the trade-offs and he told me “that’s where the market is going and what customer’s need. EZ Clone needs to adjust, not our customers.” I am so glad that he is on our team and heading up R&D and manufacturing.

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

Therefore, GrowLife’s vision of indoor cultivation is that it is inevitable, not another gardening alternative. For the Cannabis market, as well as all indoor cultivators of fruits and vegetables, to serve their markets and customers they must significantly increase operations efficiencies at scale, remove unnecessary expenses and lower their production costs with local, safer, healthier and affordable crops. We see lowering the cost of production as the game changer. This means increasing efficiencies, scaling up production volumes and driving down indoor operating costs. Given this vision of the future, lowering our customer’s production costs serves as our compass to mergers, acquisitions and partnerships.

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

To grow our commercial programs GrowLife is investing in two areas, Sales with Marketing support and Research and Development or innovation. The funding for these efforts started with $1 million in equity financing in February 2018 from Chicago Venture Partners and then with $2.5 million from our shareholders in our Rights Offering. These funds allowed us to begin our expansion and innovation projects, thus our greater than normal G&A expenses and EZ Clone acquisition.

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

–
Direct to consumer sales model that major competitors cannot execute on due to resale agreements.

Growth Outlook:

The global vinyl flooring market is expected to reach an estimated $16.2 billion by 2023, and it is forecast to grow at a CAGR of 4.4% from 2018 to 2023.

Employees

As of March 31, 2019, we had 33 full-time and part-time employees. Marco Hegyi, our Chief Executive Officer, is based in Kirkland, Washington. Mark E. Scott, our Chief Financial Officer, is based primarily in Seattle, Washington. In addition, we have approximately 21 full and part time employees located throughout the United States and Canada who operate our businesses. We employ 12 full-time and part-time employees at EZ-Clone in Sacramento, CA. None of our employees are subject to a collective bargaining agreement or represented by a trade or labor union. We believe that we have a good relationship with our employees.

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

We have the obligation to acquire the remaining 49% of EZ-Clone before October 15, 2019 for $1,960,000, payable as follows: (i) a cash payment of $855,000; and (ii) the issuance of 85,000,000 shares of the Company’s common stock at a price of $0.013 per share or $1,105,000.

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

(dollars in thousands)

	Three Months Ended March 31,
	2019	2018	$ Variance	% Variance
Net revenue	$2,244	$709	$1,535	216.5%
Cost of goods sold	1,473	633	840	-132.7%
Gross profit	771	76	695	914.5%
General and administrative expenses	2,130	1,179	951	-80.7%
Operating loss	(1,359)	(1,103)	(256)	-23.2%
Other income (expense):
Change in fair value of derivative	487	2,358	(1,871)	-79.3%
Interest expense, net	(120)	(388)	268	69.1%
Loss on debt conversions	(1,346)	(5,109)	3,763	73.7%
Total other (expense)	(979)	(3,139)	2,160	68.8%
(Loss) before income taxes	(2,338)	(4,242)	1,904	44.9%
Income taxes - current benefit	-	-	-	0.0%
Net (loss)	$(2,338)	$(4,242)	$1,904	44.9%

THREE MONTHS ENDED MARCH 31, 2019 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2018

Revenue

Net revenue for the three months ended March 31, 2019 increased $1,535,000 to $2,244,000 as compared to $709,000 for the three months ended March 31, 2018. The increase resulted from increased sales personnel and channels of distribution, the development of the reflective tiles and flooring product line which was acquired on October 3, 2017, the development of the Encino business and the acquisition of EZ-Clone on October 15, 2018.

Cost of Goods Sold

Cost of sales for the three months ended March 31, 2019 increased $840,000 to $1,473,000 as compared to $633,000 for the three months ended March 31, 2018. The increase resulted from increased sales personnel and channels of distribution, the development of the reflective tiles and flooring product line which was acquired on October 3, 2017, the development of the Encino business and the acquisition of EZ-Clone on October 15, 2018.

Gross profit was $771,000 for the three months ended March 31, 2019 as compared to a gross profit of $76,000 for the three months ended March 31, 2018. The gross profit percentage was 34.4% for the three months ended March 31, 2019 as compared to 10.8% for the three months ended March 31, 2018. The increase was due increased sales, offset by lower cost of sales related to favorable product mix at the reflective tiles and flooring product line and the acquisition of EZ-Clone on October 15, 2018. EZ-Clone reported a gross profit percentage of 51.1%.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2019 were $2,130,000 as compared to $1,179,000 for the three months ended March 31, 2018. The variances were as follows: (i) an increase in non-cash other expenses of $311,000; (ii) an increase in EZ-Clone expenses of $426,000; and (iii) an increase in other expenses of $214,000. As part of the general and administrative expenses for the three months ended March 31, 2019, we recorded public relation, investor relation or business development expenses of $33,000 and $0 respectively. The increase resulted from increased sales personnel and channels of distribution, the development of the reflective tiles and flooring product line which was acquired on October 3, 2017, the development of the Encino business and the acquisition of EZ-Clone on October 15, 2018.

Non-cash general and administrative expenses for the three months ended March 31, 2019 were $520,000 including (i) depreciation and amortization of $30,000; (ii) amortization of intangible assets of $285,000; (iii) stock based compensation of $40,000 related to stock option grants and warrants; and (iv) common stock issued for services of $165,000.

Non-cash general and administrative expenses for the three months ended March 31, 2018 were $294,000 including (i) depreciation and amortization of $2,000; (ii) stock based compensation of $216,000 related to stock option grants and warrants; and (iii) common stock issued for services of $76,000.

Other Expense

Other expense for the three months ended March 31, 2019 was $979,000 as compared to other expense of $3,139,000 for the three months ended March 31, 2018. The other expense for the three months ended March 31, 2019 included (i) change in derivative liability of $487,000; offset by (ii) interest expense of $120,000; and (iii) loss on debt conversions of $1,346,000. The change in derivative liability is the non-cash change in the fair value and relates to our derivative instruments. The non-cash interest related to accrued interest expense on our notes payable. The loss on debt conversions related to the conversion of our notes payable at prices below the market price.

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

Net (Loss)

Net loss for the three months ended March 31, 2019 was $2,338,000 as compared to $4,242,000 for the three months ended March 31, 2018 for the reasons discussed above.

Net loss for the three months ended March 31, 2019 included non-cash expenses of $1,484,000 including (i) depreciation and amortization of $30,000; (ii) amortization of intangible assets of $285,000; (iii) stock based compensation of $40,000 related to stock option grants and warrants; (iv) common stock issued for services of $165,000; (v) accrued interest on convertible notes payable of $66,000; (vi) loss on debt conversions of $1,360,000; (vii) noncontrolling interest in EZ-Clone Enterprises, Inc.; and offset by (viii) change in derivative liability of $487,000.

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

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $619,000 and working capital of approximately $164,000 (less derivative liability, convertible debt and deferred revenue) as of March 31, 2019.  We expect losses to continue as we grow our business. Our cash used in operations for the three months ended March 31, 2019 and for the years ended December 31, 2018 and 2017 was $1,117,000, $3,855,000 and $2,082,000, respectively.

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

Funding Agreements with Chicago Venture Partners, L.P. and Iliad Research and Trading, L.P.

We have closed several debt financing transactions with Chicago Venture and Iliad during 2018. We have approximately $500,000 available under this debt financing as of March 31, 2019.

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2019 was $1,117,000. This amount was primarily related to a net loss of $2,364,000, (i) net working capital of $237,000 and offset by (ii) non-cash expenses of $1,484,000 including (i) depreciation and amortization of $30,000; (ii) amortization of intangible assets of $285,000; (iii) stock based compensation of $40,000 related to stock option grants and warrants; (iv) common stock issued for services of $165,000; (v) accrued interest on convertible notes payable of $66,000; (vi) loss on debt conversions of $1,360,000; (vii) noncontrolling interest in EZ-Clone Enterprises, Inc.; and offset by (viii) change in derivative liability of $487,000.

Investment Activities

Net cash used in investing activities for the three months ended March 31, 2019 was $5,000. The amount related to the investment in purchased assets.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2019 was $593,000. The amount related to repayment of convertible notes payable of $591,000.

Our contractual cash obligations as of March 31, 2019 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$2,008,213	$532,926	$925,511	$549,776	$-
Convertible notes payable	2,503,873	2,503,873	-	-	-
Capital expenditures	300,000	100,000	100,000	100,000	-
	$4,812,086	$3,136,799	$1,025,511	$649,776	$-

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

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of March 31, 2019, that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

b) Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2019, there were no changes in our internal controls over financial reporting during this fiscal quarter, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

We have been involved in certain disputes and legal proceedings as discussed in the section title “Legal Proceedings” within our Form 10-Q for the quarter year ended March 31, 2019. In addition, as a public company, we are also potentially susceptible to litigation, such as claims asserting violations of securities laws. Any such claims, with or without merit, if not resolved, could be time-consuming and result in costly litigation. There can be no assurance that an adverse result in any future proceeding would not have a potentially material adverse on our business, results of operations or financial condition.

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

We have experienced net losses since inception. As of March 31, 2019, we had an accumulated deficit of $143.5 million. There can be no assurance that we will achieve or maintain profitability.

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

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of March 31, 2019, there were approximately 3.67 billion shares of our common stock issued and outstanding.  In addition, as of March 31, 2019, there are also (i) stock option grants outstanding for the purchase of 98.5 million common shares at a $0.010 average exercise price; (ii) warrants for the purchase of 362.8 million common shares at a $0.0231 average exercise price; and (iii) 114.7 million shares related to convertible debt that can be converted at 0.002535 per share.

In addition, we have an unknown number of common shares to be issued under the Chicago Venture, Iliad and St. George financing agreements because the number of shares ultimately issued to Chicago Venture depends on the price at which Chicago Venture converts its debt to shares and exercises its warrants. The lower the conversion or exercise prices, the more shares that will be issued to Chicago Venture upon the conversion of debt to shares. We won’t know the exact number of shares of stock issued to Chicago Venture until the debt is actually converted to equity. If all stock option grant and warrant and contingent shares are issued, approximately 4.473 billion of our currently authorized 6 billion shares of common stock will be issued and outstanding.  For purposes of estimating the number of shares issuable upon the exercise/conversion of all stock options, warrants and contingent shares, we assumed the number of shares and average share prices detailed above.

These stock option grant, warrant and contingent shares could result in further dilution to common stockholders and may affect the market price of the common stock.

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

These stock option grant, warrant and contingent shares could result in further dilution to common stockholders and may affect the market price of the common stock.

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

During the three months ended March 31, 2019, we had the following sales of unregistered sales of equity securities.

During the three months ended December 31, 2018, we issued 20,916,216 shares to suppliers for services provided. We valued the shares at $0.0079per share or $165,400.

During the three months ended March 31, 2019, Chicago Venture converted principal and accrued interest of $375,000 into 84,156,195 shares of our common stock at a per share conversion price of $0.00446.

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
10.20
Termination of Existing Agreements and Release Agreement accepted February 15, 2019 entered into by and between GrowLife, Inc. and CANX USA LLC. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on February 20, 2019, and hereby incorporated by reference.

14.1	Code of Conduct and Ethics dated May 15, 2014. Attached as an exhibit to the Company’s Form 8-K filed and with the SEC on June 9, 2014, and hereby incorporated by reference.

31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14 Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14 Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act Filed herewith.
99.1	Audited Financial Statements of EZ-Clone Enterprises, Inc. Filed as an exhibit to the Company’s Form 8-KA and filed with the SEC on January 24, 2019, and hereby incorporated by reference.
99.2
Unaudited Pro Forma Financial Information of GrowLife, Inc. and EZ-Clone Enterprises, Inc. Filed as an exhibit to the Company’s Form 8-KA and filed with the SEC on January 24, 2019, and hereby incorporated by reference.

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

GROWLIFE, INC.

(Registrant)

Date: May 13, 2019	By:	/s/ Marco Hegyi
Marco Hegyi
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 13, 2019	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer
(Principal Financial and Accounting Officer)