Form 10-Q
period 2019-06-30
GROWLIFE, INC.
filed 2019-08-09
CIK 1161582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
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

As of August 9, 2019, there were 3,759,717,098 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

ITEM 1. FINANCIAL STATEMENTS

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS:
Cash and cash equivalents	$126,302	$2,334,377
Accounts receivable - trade, net of allowance for doubtful accounts of $5,690 as of 6/30/2019 and 12/31/2018	323,425	42,254
Inventory, net	942,694	792,664
Prepaid costs	17,983	3,418
Deposits	58,416	51,916
Current portion of right of use asset	336,681	-
Total current assets	1,805,501	3,224,629

EQUIPMENT, NET	633,507	712,866
INTANGIBLE ASSETS	2,709,939	3,280,453
NON-CURRENT PORTION OF RIGHT OF USE ASSET	748,729	-
TOTAL ASSETS	$5,897,676	$7,217,948

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade	$1,430,201	$1,054,371
Accrued expenses	285,884	261,954
Accrued expenses - related parties	24,793	73,585
Derivative liability	1,286,743	1,795,473
Current portion of convertible notes payable	2,685,122	3,404,133
Current portion of notes payable- related parties	102,830	100,020
Current portion of capital lease	3,780	8,534
Deferred revenue	-	89,504
Current portion of right of use liability	328,923	-
Total current liabilities	6,148,276	6,787,574

NON-CURRENT PORTION OF RIGHT OF USE LIABILITY	760,366	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock - $0.0001 par value, 10,000,000 shares authorized, no shares
issued and outstanding	-	-
Common stock - $0.0001 par value, 6,000,000,000 shares authorized, 3,759,717,098
and 3,437,599,095 shares issued and outstanding at 6/30/2019 and 12/31/2018, respectively	375,960	343,749
Additional paid in capital	141,886,782	139,331,067
Accumulated deficit	(145,198,634)	(141,176,087)
Total stockholders' deficit	(2,935,892)	(1,501,271)

NON CONTROLLING INTEREST IN EZ-CLONE ENTERPRISES, INC.	1,924,926	1,931,645

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,897,676	$7,217,948

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended,		Six Months Ended,
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

NET REVENUE	$2,200,733	$1,208,415	$4,445,012	$1,917,351
COST OF GOODS SOLD	1,524,960	1,096,934	2,998,331	1,729,451
GROSS PROFIT	675,773	111,481	1,446,681	187,900
GENERAL AND ADMINISTRATIVE EXPENSES	2,052,769	924,813	4,182,725	2,104,270
OPERATING LOSS	(1,376,996)	(813,332)	(2,736,044)	(1,916,370)

OTHER INCOME (EXPENSE):
Change in fair value of derivative	21,457	(703,346)	508,730	1,655,098
Interest expense, net	(107,303)	(320,929)	(227,343)	(709,233)
Loss on debt conversions	(228,099)	(244,549)	(1,574,609)	(5,353,526)
Total other (expense)	(313,945)	(1,268,824)	(1,293,222)	(4,407,661)

(LOSS) BEFORE INCOME TAXES	(1,690,941)	(2,082,156)	(4,029,266)	(6,324,031)

Income taxes - current benefit	-	-	-	-

NET (LOSS)	(1,690,941)	(2,082,156)	(4,029,266)	(6,324,031)

Noncontrolling interest in EZ-Clone Enterprises, Inc.	(18,809)	-	6,719	-

NET LOSS ATTRIBUTABLE TO GROWLIFE, INC. AND SUBSIDIARIES	$(1,709,750)	$(2,082,156)	$(4,022,547)	$(6,324,031)
COMMON SHAREHOLDERS

Basic and diluted (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares of common stock outstanding- basic and diluted	3,639,091,893	2,938,882,290	3,716,729,634	2,824,194,733

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended,
	June 30, 2019	June 30, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,022,547)	$(6,324,031)
Adjustments to reconcile net loss to net cash (used in)
operating activities
Depreciation	84,678	30,553
Amortization of intangible assets	570,514	-
Stock based compensation	80,247	113,629
Common stock issued for services	174,362	153,206
Amortization of debt discount	-	498,658
Change in fair value of derivative liability	(508,730)	(1,662,346)
Accrued interest on convertible notes payable	126,898	101,674
Loss on debt conversions	1,574,609	5,529,319
Noncontrolling interest in EZ-Clone Enterprises, Inc.	6,719	-
Changes in operating assets and liabilities:
Accounts receivable	(281,171)	-
Inventory	(150,030)	30,010
Prepaids and other assets	(14,565)	-
Deposits	(6,500)	-
Right of use, net	3,879	-
Accounts payable	375,830	(14,951)
Accrued expenses	(22,052)	(123,964)
Deferred revenue	(89,504)	-
CASH (USED IN) OPERATING ACTIVITIES	(2,097,363)	(1,668,243)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in purchased assets	(5,319)	(250,000)
NET CASH (USED IN) INVESTING ACTIVITIES:	(5,319)	(250,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of convertible notes payable	(590,909)	-
Proceeds from notes payable	490,000	-
Repayment on capital lease	(4,754)	-
Cash provided from Convertible Promissory Note with Chicago Venture Partners, L.P.	-	685,000
Share issuances to St. George Investments LLC	-	1,300,000
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(105,663)	1,985,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,208,345)	66,757

CASH AND CASH EQUIVALENTS, beginning of period	2,334,377	69,191

CASH AND CASH EQUIVALENTS, end of period	$126,032	$135,947

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash investing and financing activities:
Shares issued for convertible note and interest conversion	$368,000	$2,673,590
Common shares issued for accounts payable	$-	$18,000
Shares issued for purchase of warrant	$1,000,000	$-

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

These financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended December 31, 2018. The results of operations for the six months ended June 30, 2019 are not necessarily indicative of the results expected for the full fiscal year, or for any other fiscal period.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $4,029,266, $11,444,782, and $5,320,974 for the six months ended June 30, 2019 and the years ended December 31, 2018 and 2017 respectively. Our net cash used in operating activities was $2,097,363, $3,854,506, and $2,082,493 for the six months ended June 30, 2019 and the years ended December 31, 2018 and 2017 respectively.

The Company anticipates that it will record losses from operations for the foreseeable future. As of June 30, 2019, the accumulated deficit was $145,198,634.  The Company has experienced recurring operating losses and negative operating cash flows since inception and has financed its working capital requirements during this period primarily through the recurring issuance of convertible notes payable and advances from a related party. The audit opinion prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2018 and 2017 filed with the SEC on March 8, 2019 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

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

Cash and Cash Equivalents - The Company classifies highly liquid temporary investments with an original maturity of nine months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.  At June 30, 2019, the Company had uninsured deposits in the amount of $0.

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

Inventories - Inventories are recorded on a first in first out basis. Inventory consists of raw materials, purchased finished goods and components held for resale. Inventory is valued at the lower of cost or market. The reserve for inventory was $30,000 and $120,000 as of June 30, 2019 and December 31, 2018, respectively.

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

Sales Returns - We allow customers to return defective products when they meet certain established criteria as outlined in our sales terms and conditions. It is our practice to regularly review and revise, when deemed necessary, our estimates of sales returns, which are based primarilyon actual historical return rates. We record estimated sales returns as reductions to sales, cost of goods sold, and accounts receivable and an increase to inventory. Returned products which are recorded as inventory are valued based upon the amount we expect to realize upon its subsequent disposition. As of June 30, 2019, and December 31, 2018, there was a reserve for sales returns of $0, respectively, which is minimal based upon our historical experience.

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

As of June 30, 2019, there are also (i) stock option grants outstanding for the purchase of 82.5 million common shares at a $0.010 average exercise price; (ii) warrants for the purchase of 362.8 million common shares at a $0.023 average exercise price; and (iii) 116.5 million shares related to convertible debt that can be converted at $0.0025 per share. In addition, we have an unknown number of common shares to be issued under the Chicago Venture, Iliad and St. George financing agreements because the number of shares ultimately issued to Chicago Venture depends on the price at which Chicago Venture converts its debt to shares and exercises its warrants. The lower the conversion or exercise prices, the more shares that will be issued to Chicago Venture upon the conversion of debt to shares. We won’t know the exact number of shares of stock issued to Chicago Venture until the debt is actually converted to equity.

As of June 30, 2018, there are also (i) stock option grants outstanding for the purchase of 63 million common shares at a $0.009 average exercise price; (ii) warrants for the purchase of 595 million common shares at a $0.031 average exercise price; and (iii) 109 million shares related to convertible debt that can be converted at $0.0025 per share. In addition, we have an unknown number of common shares to be issued under the Chicago Venture Partners, L.P. financing agreements.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), as amended, which generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. The Company adopted the new standard effective January 1, 2019 on a modified retrospective basis and did not restate comparative periods. The Company elected the package of practical expedients permitted under the transition guidance, which allows the Company to carryforward our historical lease classification, our assessment on whether a contract is or contains a lease, and the Company’s initial direct costs for any leases that exist prior to adoption of the new standard. The Company also elected to combine lease and non-lease components and to keep leases with an initial term of twelve months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of operations on a straight-line basis over the lease term.

The Company determines if an arrangement is a lease at inception. Operating and finance leases are included in Right of Use ("ROU") assets, and lease liability obligations in the Company’s consolidated balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liability obligations represent the Company’s obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company accounts for lease agreements with lease and non-lease components and account for such components as a single lease component. As most of the Company’s leases do not provide an implicit rate, we estimated our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. The ROU asset also includes any lease payments made and excludes lease incentives and lease direct costs. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. Please refer to Note 8 for additional information.

NOTE 4 – TRANSACTIONS

Acquisition of 51% of EZ-CLONE Enterprises, Inc.

On October 15, 2018, the Company closed the Purchase and Sale Agreement with EZ-CLONE Enterprises, Inc., a California corporation that was founded in January 2000. EZ-CLONE is the manufacturer of multiple award-winning products specifically designed for the commercial cloning and propagation stage of indoor plant cultivation including cannabis, food, and other hydroponic farming. The Company has proprietary products and services such as the Commercial Pro System, Hobbyist Cloning Systems, Cloning Tents, Coco Collars, Coco Seed Starters, Rooting Gel, and Clear Rez. Technical Support, know-how and overall knowledge is also considered proprietary. The Company trademarks are EZ-CLONE and EZ-CLONE CRIB.

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

There was no material, nonrecurring items included in the reported the pro-forma results.

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

NOTE 5 – INVENTORY

Inventory as of June 30, 2019 and December 31, 2018 consisted of the following:

	June 30,	December 31,
	2019	2018

Raw materials	$479,305	$417,570
Work in process	88,475	35,280
Finished goods	404,914	459,814
Inventory reserve	(30,000)	(120,000)
Total	$942,694	$792,664

Raw materials consist of supplies for the flooring product line and EZ-CLONE.

Finished goods inventory relates to product at the Company’s retail stores, which is product purchased from distributors, and in some cases directly from the manufacturer, and resold at our stores and EZ-CLONE.

The Company reviews its inventory on a periodic basis to identify products that are slow moving and/or obsolete, and if such products are identified, the Company records the appropriate inventory impairment charge at such time.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2019 and December 31, 2018 consists of the following:

	June 30,	December 31,
	2019	2018

Machinery, equipment and tooling	$909,556	$943,326
Computer equipment	16,675	16,675
Leasehold improvements	19,971	14,703
Total property and equipment	946,203	974,704
Less accumulated depreciation and amortization	(312,696)	(261,839)
Net property and equipment	$633,507	$712,866

Fixed assets, net of accumulated depreciation, were $633,507 and $712,866 as of June 30, 2019 and December 31, 2018, respectively. Accumulated depreciation was $312,696 and $261,839 as of June 30, 2019 and December 31, 2018, respectively. Total depreciation expense was $50,857 and $30,553 for the six months ended June 30, 2019 and December 31, 2018, respectively. All equipment is used for manufacturing, selling, general and administrative purposes and accordingly all depreciation is classified in cost of goods sold, selling, general and administrative expenses.

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

During the year ended December 31, 2018, the Company retired fully depreciated assets of $358,156.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets as of June 30, 2019 and December 31, 2018 consisted of the following:

	Estimated	June 30,	December 31,
	Useful Lives	2019	2018

Customer lists	3 years	$1,604,341	$1,604,341
Patents	3 years	1,818,740	1,818,740
Less: accumulated amortization		(713,142)	(142,628)
Intangible assets, net		$2,709,939	$3,280,453

Total amortization expense was $570,513 and $0 for the six months ended June 30, 2019 and 2018, respectively.

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

NOTE 8- LEASES

The Company has entered into operating leases for retail and corporate facilities. These leases have terms which range from two to five years, and often include options to renew. These operating leases are listed as separate line items on the Company's June 30, 2019 Consolidated Balance Sheet, and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are also listed as separate line items on the Company's June 30, 2019 Consolidated Balance Sheet. Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, the Company recognized right-of-use assets and lease liabilities for operating leases of approximately $1,253,000 on January 1, 2019. Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. As of June 30, 2019, total right-of-use assets and operating lease liabilities were approximately $1,085,000 and $1,089,000, respectively. In the six months ended June 30, 2019, the Company recognized approximately $399,000 in total lease costs.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company's operating right-of-use assets and related lease liabilities as of and for the six months ended June 30, 2019 were as follows:

Cash paid for operating lease liabilities	$ 227,000
Weighted-average remaining lease term	3.2 years
Weighted-average discount rate	10%
Minimum future lease payments	-

Minimum future lease payments as of June 30, 2019 are as follows:

Year	$
2019	$227,149
2020	461,360
2021	464,150
2022	303,687
2023	236,352
Total lease liability	1,692,699
Less imputed interest	(603,410)
Net lease liability	$1,089,289

NOTE 9- ACCOUNTS PAYABLE

Accounts payable were $1,430,201 and $1,054,371 as of June 30, 2019 and December 31, 2018, respectively. Such liabilities consisted of amounts due to vendors for inventory purchases, audit, legal and other expenses incurred by the Company. The increase relates to inventory purchased at EZ-CLONE for production for sales during the three months ended September 30, 2019.

NOTE 10- ACCRUED EXPENSES

Accrued expenses were $285,884 and $261,954 as of June 30, 2019 and December 31, 2018, respectively. Such liabilities consisted of amounts due to Go Green Hydroponics, Inc. and TCA – Go Green SPV, LLC and sales tax and payroll liabilities.

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

NOTE 11– CONVERTIBLE NOTES PAYABLE, NET

Convertible notes payable as of June 30, 2019 consisted of the following:

				Balance
		Accrued	Debt	As of
	Principal	Interest	Discount	June 30, 2019
10% OID Convertible Promissory Notes	$2,156,669	$232,997	$-	$2,389,666
7% Convertible note ($850,000)	270,787	24,669	-	295,456
	$2,427,456	$257,666	$-	$2,685,122

Convertible notes payable as of December 31, 2018 consisted of the following:

				Balance
				As of
	Principal	Accrued Interest	Debt Discount	December 31, 2018
10% OID Convertible Promissory Notes	$2,982,299	$135,780	$-	$3,118,079
7% Convertible note ($850,000)	270,787	15,267	-	286,054
	$3,253,086	$151,047	$-	$3,404,133

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

As of June 30, 2019, the outstanding principal on this 7% convertible note was $270,787 and accrued interest was $24,669, which results in a total liability of $295,456.

10% Convertible Promissory Notes

Funding from Chicago Venture Partners, L.P. (“Chicago Venture”) and Iliad Research and Trading, L.P. (“Iliad”)

As of December 31, 2018, the outstanding principal balance due to Chicago Venture and Iliad was $2,982,299 and accrued interest was $135,780, which results in a total amount of $3,118,079.

During the year ended December 31, 2018, Chicago Venture and Iliad converted principal and interest of $3,104,181 into 525,587,387 shares of our common stock at a per share conversion price of $0.0059 with a fair value of $7,756,330. The Company recognized $6,565,415 loss on debt conversions during the year ended December 31, 2018.

During the year ended December 31, 2018, the Company recorded an OID debt discount expense of $660,472 to interest expense related to the Chicago Venture and Iliad financing.

As of June 30, 2019, the outstanding principal balance due to Chicago Venture and Iliad was $2,156,669 and accrued interest was $232,997, which results in a total amount of $2,389,666.

During the six months ended June 30, 2019, Chicago Venture and Iliad converted principal and accrued interest of $745,000 into 171,017,865 shares of our common stock at a per share conversion price of $.0044 with a fair value of $1,293,341. The Company recognized $1,574,609 loss on debt conversions during the six months ended June 30, 2019.

NOTE 12 – DERIVATIVE LIABILITY

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

There was a derivative liability of $1,286,743 as of June 30, 2019. For the six months ended June 30, 2019, the Company recorded non-cash income of $508,730 related to the “change in fair value of derivative” expense related to the Chicago Venture and Iliad financing. During the six months ended June 30, 2019, Chicago Venture and Iliad converted principal and accrued interest of $745,000 into 171,017,865 shares of our common stock at a per share conversion price of $.0044 with a fair value of $1,293,341. The Company recognized $1,574,609 loss on debt conversions during the six months ended June 30, 2019.

Derivative liability as of June 30, 2019 was as follows:

				Carrying
	Fair Value Measurements Using Inputs			Amount at June 30,
Financial Instruments	Level 1	Level 2	Level 3	2019

Liabilities:
Derivative Instruments	$-	$1,286,743	$-	$1,286,743

Total	$-	$1,286,743	$-	$1,286,743

NOTE 13 – RELATED PARTY TRANSACTIONS AND CERTAIN RELATIONSHIPS

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

NOTE 14 – EQUITY

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

During the six months ended June 30, 2019, the Company had the following sales of unregistered equity securities to accredited investors unless otherwise indicated:

During the six months ended June 30, 2019, the Company issued 22,183,471 shares to suppliers for services provided. The Company valued the shares at $174,435 per share or $0.0079.

During the six months ended June 30, 2019, Chicago Venture and Iliad converted principal and accrued interest of $745,000 into 171,017,865 shares of our common stock at a per share conversion price of $.0044 with a fair value of $1,293,341. The Company recognized $582,246 loss on debt conversions during the six months ended June 30, 2019.

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

In exchange for the Agreement and cancellation of the CANX Agreements and Warrants, the Company agreed to issue $1,000,000 of restricted common stock priced at the February 7, 2019 closing price of $0.008, or 125,000,000 restricted common stock shares The Company recorded a loss on settlement of $986,363.

On May 2, 2019, the Company issued 3,916,667 shares valued at $0.006 to a former employee related to a cashless stock option exercise. We cancelled a stock option grant for 15,083,333 shares issued at $0.006.

Warrants

The Company had the following warrant activity during the six months ended June 30, 2019:

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

A summary of the warrants issued as of June 30, 2019 is as follows:

	June 30, 2019
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	902,825,146	$0.029
Issued	-	-
Exercised	-	-
Forfeited	(540,000,000)	(0.033)
Expired	-	-
Outstanding at end of period	362,825,146	$0.023
Exerciseable at end of period	362,825,146

A summary of the status of the warrants outstanding as of June 30, 2019 is presented below:

	June 30, 2019
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life	Price	Exerciseable	Price
-	-	$-	-	$-
55,000,000	7.16	0.010	55,000,000	0.010
48,000,000	5.25	0.012	16,000,000	0.012
48,687,862	3.58	0.050	48,687,862	0.050
211,137,284	2.32	0.021	211,137,284	0.021
362,825,146	3.30	$0.023	330,825,146	$0.023

Warrants had no intrinsic value as of June 30, 2019.

The warrants were valued using the following assumptions:

0%
1-5 Years
70-200%
0.78-2.6%

NOTE 15– STOCK OPTIONS

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

Stock Option Activity

During the six months ended June 30, 2019, the Company had the following stock option activity:

On February 6, 2019, the Company issued a stock option grant to an advisory board member for 500,000 shares of common stock at an exercise price of $0.008 per share. The stock option grant vests quarterly over three years and is exercisable for 3 years. The stock option grant was valued at $1,000.

On April 26, 2019, the Company issued stock option grants to two employees for 3,000,000 shares of common stock at an exercise price of $0.010 per share. The stock option grant vests quarterly over three years and is exercisable for 3 years. The stock option grants were valued at $3,000.

On April 2, 2019, the Company amended the exercise price on stock option grants for five million shares and changed the exercise price from $0.020 to $0.010 per share.

On May 2, 2019, the Company issued 3,916,667 shares valued at $0.006 to a former employee related to a cashless stock option exercise. We cancelled a stock option grant for 15,083,333 shares issued at $0.006.

During the three months ended June 30, 2019, a stock option grant for 2,000,000 shares of common stock at an exercise price of $0.02 per share expired.

As of June 30, 2019, there are 82,500,000 options to purchase common stock at an average exercise price of $0.0099 per share outstanding under the 2017 Amended and Restated Stock Incentive Plan. The Company recorded $32,247 and $16,129 of compensation expense, net of related tax effects, relative to stock options for the six months ended June 30, 2019 and 2018 in accordance with ASC 505. Net loss per share (basic and diluted) associated with this expense was approximately ($0.00). As of June 30, 2019, there is $112,624 of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately 3.87 years.

Stock option activity for the period ended June 30, 2019 is as follows:

		Weighted Average
	Options	Exercise Price	$
Outstanding as of December 31, 2018	100,000,000	$0.0094	$940,000
Granted	3,500,000	0.0080	34,000
Exercised	(3,916,667)	(0.0060)	(23,500)
Forfeitures	(17,083,333)	(0.0076)	(130,500)
Outstanding as of June 30, 2019	82,500,000	$0.0099	$820,000

The following table summarizes information about stock options outstanding and exercisable at June 30, 2019:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining Life	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Exerciseable	Exerciseable	Exerciseable
$0.006	12,000,000	3.36	$0.006	6,000,000	$0.006
0.007	10,000,000	3.50	0.007	5,000,000	0.007
.008-.009	2,500,000	1.55	.008-.009	1,375,000	0.008
0.010	20,000,000	3.36	0.010	14,916,667	0.010
0.012	38,000,000	4.00	0.012	9,500,000	0.012
	82,500,000	3.87	$0.010	36,791,667	$0.009

Stock option grants totaling 82,500,000 shares of common stock no intrinsic value as of June 30, 2019.

The stock option grants were valued using the following assumptions:

0%
1-5 Years
70-200%
0.78-2.6%

NOTE 16 – COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

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

Operating Leases

On May 31, 2019, the Company rented space at 5400 Carillon Point, Kirkland, Washington 98033 for $623 per month for the Company’s corporate office and use of space in the Regus network, including California. The Company’s agreement expires May 31, 2020.

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

The aggregate future minimum lease payments under operating leases, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended June 30,	Total
2020	$537,910
2021	925,511
2022	549,776
2023	-
2024	-
Beyond	-
Total	$2,013,196

NOTE 17 – SUBSEQUENT EVENTS

The Company evaluates subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements are available.

The Company had the following material events subsequent to June 30, 2019:

On July 23, 2019, the Company closed the transactions described below with Odyssey Research and Trading, LLC, a Utah limited liability company (“Odyssey”).

Securities Purchase Agreement, Secured Promissory Notes and Security Agreement

On July 23, 2019, the Company executed the following agreements with Odyssey: (i) Securities Purchase Agreement; (ii) Secured Promissory Notes; and (iii) Security Agreement (collectively the “Odyssey Agreements”). The Company entered into the Odyssey Agreements with the intent to acquire working capital to grow the Company’s businesses.

The total amount of funding under the Odyssey Agreements is $1,105,000. The Convertible Promissory Note carries an original issue discount of $100,000 and a transaction expense amount of $5,000, for total debt of $1,105,000. The Company agreed to reserve three times the number of shares based on the redemption value with a minimum of 500 million shares of its common stock for issuance upon conversion of the Debt, if that occurs in the future. If not converted sooner, the Debt is due on or before July 22, 2020. The Debt carries an interest rate of ten percent (10%). The Debt is convertible, at Odyssey’s option, into the Company’s common stock at $0.010 per share subject to adjustment as provided for in the Secured Promissory Notes.

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

FINANCIAL PERFORMANCE

Fundamentals, or “are we growing throughout our business,” review how the business itself is performing. First, our revenue in the last quarter was $2.2 million and our first half of the year totaled $4.4 million. In comparison we generated $4.6 million ALL of last year. If you add the uncounted over $500,000 of unshipped orders we received last quarter, that brings us to about $5 million for just the first half of this year, well outpacing all of last year.

Next, gross profits, or revenue after our cost of sales, was reported at $1.4 million for the first half of 2019 in comparison to last year’s $188,000;a 670% year-over-year increase. This is attributed to the EZ-CLONE business contribution, which brought in significantly higher margins along with our continuing GrowLife business revenue, which is still split evenly, resulting in blended margins in the 30-32.5% range, up from GrowLife’s 10%. The EZ-CLONE business represents a greater percentage of our sales, we expect to see these gross margins increase further.

Finally, the Company continues to generate growth by investing in its EZ-CLONE acquisition, sales and marketing efforts and thus reports a loss for the first half of the year.  We believe that expansion spending is necessary in a high-growth market such as the cannabis, hemp and CBD-related businesses.

SO WHERE ARE WE INVESTING? CLONING AND CBD

We see the greatest opportunity for our Company in further positioning ourselves as the industry leaders in plant cloning, and more specifically, as the leader in cloning of hemp plants that are being grown for CBD extraction. Hemp production was recently legalized in the US, creating a completely new market opportunity where countless farmers are switching their operations to hemp. Some conservative reports estimate that more than 500 million hemp plants will be planted in 2019, with most farmers looking to grow hemp to provide raw materials to the exploding CBD market. Unfortunately, a lot of hemp growers do not understand the intricacies of growing hemp, especially for CBD extraction. Not all hemp plants can be used to create CBD products. Plants need to be rich in CBD, not THC, be the correct gender, and be healthy and large enough to process. In order to achieve this, the only way to start plants is by using genetically modified and feminized seeds or through cloning.

As an industry leader, we knew that we would need the foresight to project the cannabis growing industry of the future and to stay ahead of trends, and to strategically position our company accordingly. This includes the booming need for CBD-rich hemp.

Toward the end of 2018, we announced the majority acquisition of a company called EZ-CLONE Enterprises. EZ-CLONE was and is known as the industry-leading supplier of commercial-grade cloning and propagation equipment. This was a part of this strategic positioning plan.

Cannabis cultivators have been cloning their favorite strains from mother plants for years now, using various methods like tabletop growing. These methods are extremely labor and space intensive. As the demand for cannabis and CBD-rich hemp increases through further legalization, as will the demand for more and more starters, whether CLONEs or seeds. And while cloning is the most preferred method of production for many growers, cloning can be time and labor intensive, and takes a lot of space in most grow facilities.

In late 2017, EZ-CLONE developed its Pro unit, which is one of the largest and the most efficient cloning systems on the market. It is commercially scalable and allows cultivators to CLONE high volumes of plants, in a short timeframe, as short as 14 days, with the least amount of human and environmental resources consumed than ever previously seen. These systems decrease the need for resources such as labor and planting area, and we estimate that cultivators reduce their costs by over 20% per plant using CLONEs vs. seed while simultaneously producing the highest-quality plants possible. This system is so unique, we recently announced a patent issuance on this system and hope to secure further intellectual property protection on EZ-CLONE products in the coming months and years.

We believe this illustrates how GrowLife is positioned as an innovator of this industry-leading cloning solution, to capitalize not only on the emerging cannabis industry but now the exploding hemp CBD industry. In just the few months since taking over operations at EZ-CLONE, we have seen an increase in revenue of over 130%.

In addition to the Pro unit, the EZ-CLONE product line has systems of all sizes designed for any size grow room or facility, consumable products such as rooting compound, and everything needed to operate these systems. Since our acquisition, we have added a subscription-based service to provide monthly shipments to cultivators with everything necessary to CLONE in our systems, as well as struck a deal with technology company Emerald Metrics to add spectral imaging add-ons to our Pro systems that allow growers to see the health of their CLONEs through any computer or mobile device.

We have all heard statistics such as the CBD industry will reach $20 billion by 2024. We believe these forecasts could be understated. Analysts continue to be shocked at the rise of consumer acceptance of CBD products, and more and more large companies will begin to debut CBD products, and demand for raw hemp-based CBD will grow accordingly. Additionally, we are seeing many hemp growers losing crop viability due to the way they are starting plants, some losing crops to cross-pollination and some even being burned down by the DEA when they have too high of levels of THC. We believe this is a testament as to how much demand for hemp crops will continue to grow, and growers will continue to search for the best way to grow hemp to avoid these issues. And I reiterate that cloning is really the best way to ensure a healthy crop with the proper CBD content. We plan to be the hemp CBD heroes with our, for lack of a better word, revolutionary cloning products. We have made strides to reach hemp farmers and educate them on the benefits of cloning, launching our resource and sales channel at EZCLONEHemp.com, attending hemp-focused tradeshows, and ramping up our sales force in hemp-heavy states where traditional agricultural is making the switch to hemp.

IN SUMMARY

Moving forward, we believe there will continue to be innovation in plant-growing equipment after the planting stage, we’re not going to get lost in that. We are not going to create the best LED light, or trimming machine. We are going to stick with focusing on our core competencies; which is helping cultivators with jump-starting their crops, reduce their costs and grow better plants. We’re going to help them with the equipment needed to grow their own clones, address innovation in the cloning process and educate cultivators on the necessity of cloning in order to maximize yield and grow high CBD strains, and even potentially provide the clones themselves.

We believe that through our strategic investment in EZ-CLONE, we have positioned ourselves very well to capitalize on this expanding market opportunity. Where EZ-CLONE was able to create a quality product with steady growth, GrowLife has propelled it into an international brand being utilized by some of the largest grow operations in the world.

Recently we have been investing capital into building out our manufacturing capacity for the EZ-CLONE product line to prepare for this continued growth. We currently have a sizable backlog of orders and need to have the manufacturing capacity to not only fulfill these orders but keep up with demand. Growth on this scale requires capital. As such, we are seeking additional financing tools and are happy to share that our existing funding partners continue to support our vision by giving us a $1 million bridge as we finalize potential other investments. We believe this illustrates the confidence large investors have in our refreshed business model.

Please follow our shareholder updates for more to come on our financing. With it we will be able to dedicate funds toward increasing our manufacturing capacity, hiring additional sales and support staff and actualize on our vision of being the leading source of plant starters and equipment for the hemp and cannabis market and meet the demand as it continues to rise.

We believe with the revenue growth and increased margins described, our fundamentals are strong, our positioning is focused and trajectory is encouraging. To put it is simply, we are ready and prepared to make our place in one of the largest shifts in mainstream wellness and agriculture in history.

Employees

As of June 30, 2019, we had thirty eight full-time and part-time employees. Marco Hegyi, our Chief Executive Officer, is based in Kirkland, Washington. Mark E. Scott, our Chief Financial Officer, is based primarily in Seattle, Washington. In addition, we have approximately 26 full and part time employees located throughout the United States and Canada who operate our businesses. We employ 12 full-time and part-time employees at EZ-CLONE in Sacramento, CA. None of our employees are subject to a collective bargaining agreement or represented by a trade or labor union. We believe that we have a good relationship with our employees.

Key Partners

Our key customers vary by state and are expected to be more defined as the company moves from its retail walk-in purchasing sales strategy to serving cultivation facilities directly and under predictable purchasing contracts.

Our key suppliers include distributors such as HydroFarm, Urban Horticultural Supply and Hawthorne to product-specific suppliers. Our key EZ-CLONE suppliers are Custom-Pak, Roseville Precision, Inc. and Veritiv. All the products purchased and resold are applicable to indoor growing for organics, greens, and plant-based medicines.

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

Our other intellectual property is primarily in the form of trademarks and domain names. We also hold rights to several website addresses related to our business including websites that are actively used in our day-to-day business such as www.shopgrowlife.com, www.growlifeinc.com, www.growlifeeco.com and www.greners.com.

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

Government Regulation

Currently, there are thirty three states plus the District of Columbia that have laws and/or regulation that recognize in one form or another legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. There are currently ten states and the District of Columbia that allow recreational use of cannabis. As of June 30, 2019, the policy and regulations of the Federal government and its agencies is that cannabis has no medical benefit and a range of activities including cultivation and use of cannabis for personal use is prohibited on the basis of federal law and may or may not be permitted on the basis of state law. Active enforcement of the current federal regulatory position on cannabis on a regional or national basis may directly and adversely affect the willingness of customers of GrowLife to invest in or buy products from GrowLife. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect revenues and profits of the GrowLife companies.

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

(dollars in thousands)

	Three Months Ended June 30,
	2019	2018	$ Variance	% Variance
Net revenue	$2,201	$1,208	$993	82.2%
Cost of goods sold	1,525	1,097	428	-39.0%
Gross profit	676	111	565	509.0%
General and administrative expenses	2,053	925	1,128	-121.9%
Operating loss	(1,377)	(814)	(563)	-69.2%
Other income (expense):
Change in fair value of derivative	21	(703)	724	103.0%
Interest expense, net	(107)	(320)	213	66.6%
Loss on debt conversions	(228)	(245)	17	6.9%
Total other (expense)	(314)	(1,268)	954	75.2%
(Loss) before income taxes	(1,691)	(2,082)	391	18.8%
Income taxes - current benefit	-	-	-	0.0%
Net (loss)	$(1,691)	$(2,082)	$391	18.8%

THREE MONTHS ENDED JUNE 30, 2019 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2018

Revenue

Net revenue for the three months ended June 30, 2019 increased by $993,000 to $2,201,000 from $1,208,000 for the three months ended June 30, 2018. The increase resulted from increased sales personnel and the acquisition of EZ-CLONE on October 15, 2018.

Cost of Goods Sold

Cost of sales for the three months ended June 30, 2019 increased by $428,000 to $1,525,000 from $1,097,000 for the three months ended June 30, 2018. The increase resulted the acquisition of EZ-CLONE on October 15, 2018.

Gross profit was $676,000 for the three months ended June 30, 2019 as compared to a gross profit of $111,000 for the three months ended June 30, 2018. The gross profit percentage was 30.7% for the three months ended June 30, 2019 as compared to 9.2% for the three months ended June 30, 2018. The increase was due increased sales, offset by lower cost of sales related to favorable product mix related to the acquisition of EZ-CLONE on October 15, 2018. EZ-CLONE reported a gross profit percentage of 52.0%.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2019 were $2,053,000 as compared to $925,000 for the three months ended June 30, 2018. The variances were as follows: (i) an increase in non-cash other expenses of $389,000; (ii) an increase in EZ-CLONE expenses (primarily payroll and rent) of $514,000; and (iii) an increase in other expenses of $218,000 (primary payroll and sales and marketing expenses). As part of the general and administrative expenses for the three months ended June 30, 2019, we recorded public relation, investor relation or business development expenses of $27,000 and $0 respectively. The increase resulted from increased sales personnel and channels of distribution, the development of the reflective tiles and flooring product line which was acquired on October 3, 2017, the development of the Encino business and the acquisition of EZ-CLONE on October 15, 2018.

Non-cash general and administrative expenses for the three months ended June 30, 2019 were $389,000 including (i) depreciation and amortization of $55,000); (ii) amortization of intangible assets of $286,000; (iii) stock based compensation of $40,000 related to stock option grants and warrants; and (iv) common stock issued for services of $9,000.

Non-cash general and administrative expenses for the three months ended June 30, 2018 were $79,000 including (i) depreciation and amortization of $20,000; and (ii) stock based compensation of $59,000 related to stock option grants and warrants.

Other Expense

Other expense for the three months ended June 30, 2019 was $314,000 as compared to other expense of $1,268,000 for the three months ended June 30, 2018. The other expense for the three months ended June 30, 2019 included (i) change in derivative liability of $21,000; offset by (ii) interest expense of $107,000; and (iii) loss on debt conversions of $228,000. The change in derivative liability is the non-cash change in the fair value and relates to our derivative instruments. The non-cash interest related to accrued interest expense on our notes payable. The loss on debt conversions related to the conversion of our notes payable at prices below the market price.

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

Net (Loss)

Net loss for the three months ended June 30, 2019 was $1,691,000 as compared to $2,082,000 for the three months ended June 30, 2018 for the reasons discussed above.

Net loss for the three months ended June 30, 2019 included non-cash expenses of $611,000 including (i) depreciation and amortization of $54,000; (ii) amortization of intangible assets of $286,000; (iii) stock based compensation of $40,000 related to stock option grants and warrants; (iv) common stock issued for services of $9,000; (v) accrued interest on convertible notes payable of $62,000; (vi) loss on debt conversions of $215,000; and; offset by (vii) noncontrolling interest in EZ-CLONE Enterprises, Inc. of $33,000 and (viii) change in derivative liability of $22,000.

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

We expect losses to continue as we implement our business plan.

(dollars in thousands)

	Six Months Ended June 30,
	2019	2018	$ Variance	% Variance
Net revenue	$4,445	$1,917	$2,528	131.9%
Cost of goods sold	2,998	1,729	1,269	-73.4%
Gross profit	1,447	188	1,259	669.7%
General and administrative expenses	4,183	2,104	2,079	-98.8%
Operating loss	(2,736)	(1,916)	(820)	-42.8%
Other income (expense):
Change in fair value of derivative	509	1,655	(1,146)	-69.2%
Interest expense, net	(227)	(709)	482	68.0%
Loss on debt conversions	(1,575)	(5,354)	3,779	70.6%
Total other (expense) income	(1,293)	(4,408)	3,115	70.7%
(Loss) before income taxes	(4,029)	(6,324)	2,295	36.3%
Income taxes - current benefit	-	-	-	0.0%
Net (loss)	$(4,029)	$(6,324)	$2,295	36.3%

SIX MONTHS ENDED JUNE 30, 2019 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2018

Revenue

Net revenue for the six months ended June 30, 2019 increased by $2,528,000 to $4,445,000 from $1,917,000 for the six months ended June 30, 2018. The increase resulted from increased sales personnel and the acquisition of EZ-CLONE on October 15, 2018.

Cost of Goods Sold

Cost of sales for the six months ended June 30, 2019 increased by $1,269,000 to $2,998,000 from $1,729,000 for the six months ended June 30, 2018. The increase resulted from the acquisition of EZ-CLONE on October 15, 2018.

Gross profit was $1,447,000 for the six months ended June 30, 2019 as compared to a gross profit of $188,000 for the six months ended June 30, 2018. The gross profit percentage was 32.5% for the six months ended June 30, 2019 as compared to 9.8% for the six months ended June 30, 2018. The increase was due increased sales, offset by lower cost of sales related to favorable product mix related to the acquisition of EZ-CLONE on October 15, 2018. EZ-CLONE reported a gross profit percentage of 51.6%.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2019 were $4,183,000 as compared to $2,104,000 for the six months ended June 30, 2018. The variances were as follows: (i) an increase in non-cash other expenses of $910,000; (ii) an increase in EZ-CLONE expenses (primarily payroll and rent) of $940,000; and (iii) an increase in other expenses of $229,000 (primary payroll and sales and marketing expenses). As part of the general and administrative expenses for the six months ended June 30, 2019, we recorded public relation, investor relation or business development expenses of $60,000 and $0 respectively. The increase resulted from increased sales personnel and channels of distribution, the development of the reflective tiles and flooring product line which was acquired on October 3, 2017, the development of the Encino business and the acquisition of EZ-CLONE on October 15, 2018.

Non-cash general and administrative expenses for the six months ended June 30, 2019 were $910,000 including (i) depreciation and amortization of $85,000; (ii) amortization of intangible assets of $571,000; (iii) stock based compensation of $80,000 related to stock option grants and warrants; and (iv) common stock issued for services of $174,000.

Non-cash general and administrative expenses for the six months ended June 30, 2018 were $300,000 including (i) depreciation and amortization of $31,000; (ii) stock based compensation of $114,000 related to stock option grants and warrants; (iii) common stock issued for services of $155,000.

Other Expense

Other expense for the six months ended June 30, 2019 was $1,293,000 as compared to other expense of $4,408,000 for the six months ended June 30, 2018. The other expense for the three months ended June 30, 2019 included (i) change in derivative liability of $509,000; offset by (ii) interest expense of $227,000; and (iii) loss on debt conversions of $1,575,000. The change in derivative liability is the non-cash change in the fair value and relates to our derivative instruments. The non-cash interest related to accrued interest expense on our notes payable. The loss on debt conversions related to the conversion of our notes payable at prices below the market price.

The other expense for the six months ended June 30, 2018 included (i) interest expense of $709,000; (ii) loss on debt conversions of $5,354,000; and (iii) change in fair value of derivative of $1,655,000 The non-cash interest related to the amortization of the debt discount associated with our convertible notes and accrued interest expense related to our notes payable. The loss on debt conversions related to the conversion of our notes payable at prices below the market price.

Net (Loss)

Net loss for the six months ended June 30, 2019 was $4,023,000 as compared to $6,324,000 for the six months ended June 30, 2018 for the reasons discussed above.

Net loss for the six months ended June 30, 2019 included non-cash expenses of $2,109,000 including (i) depreciation and amortization of $84,000; (ii) amortization of intangible assets of $571,000; (iii) stock based compensation of $80,000 related to stock option grants and warrants; (iv) common stock issued for services of $174,000; (v) accrued interest on convertible notes payable of $127,000; (vi) loss on debt conversions of $1,575,000; and (vii) noncontrolling interest in EZ-CLONE Enterprises, Inc. of $7,000; offset by (viii) change in derivative liability of $509,000.

Net loss for the six months ended June 30, 2018 included non-cash expenses of $4,765,000 including (i) depreciation and amortization of $31,000; (ii) stock based compensation of $114,000 related to stock option grants and warrants; (iii) common stock issued for services of $154,000; (iv) accrued interest and amortization of debt discount on convertible notes payable of $601,000; and (v) loss on debt conversions of $5,529,000; offset by (vi) change in derivative liability of $1,662,000.

We expect losses to continue as we implement our business plan.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $126,000 and a working capital deficit of approximately $379,000 (less derivative liability, convertible debt, right of use liability and deferred revenue) as of June 30, 2019.  We expect losses to continue as we grow our business. Our cash used in operations for the six months ended June 30, 2019 and for the years ended December 31, 2018 and 2017 was $2,097,000, $3,855,000 and $2,082,000, respectively. We expect the cash used in operations to decline with increased sales, gross margin and reduced expenses.

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

Funding Agreements with Chicago Venture Partners, L.P., and Iliad Research and Trading, L.P and Odyssey Research and Trading, LLC

On July 23, 2019, we closed the transactions described below with Odyssey Research and Trading, LLC, a Utah limited liability company (“Odyssey”).

Securities Purchase Agreement, Secured Promissory Notes and Security Agreement

On July 23, 2019, we executed the following agreements with Odyssey: (i) Securities Purchase Agreement; (ii) Secured Promissory Notes; and (iii) Security Agreement (collectively the “Odyssey Agreements”). The Company entered into the Odyssey Agreements with the intent to acquire working capital to grow the Company’s businesses.

The total amount of funding under the Odyssey Agreements is $1,105,000. The Convertible Promissory Note carries an original issue discount of $100,000 and a transaction expense amount of $5,000, for total debt of $1,105,000. We agreed to reserve three times the number of shares based on the redemption value with a minimum of 500 million shares of its common stock for issuance upon conversion of the Debt, if that occurs in the future. If not converted sooner, the Debt is due on or before July 22, 2020. The Debt carries an interest rate of ten percent (10%). The Debt is convertible, at Odyssey’s option, into the Company’s common stock at $0.010 per share subject to adjustment as provided for in the Secured Promissory Notes.

Our obligation to pay the Debt, or any portion thereof, is secured by all of our assets.

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2019 was $2,097,000. This amount was primarily related to a net loss of $4,023,000 and (i) net working capital of $183,000; offset by (ii) non-cash expenses of $2,109,000 including (i) depreciation and amortization of $84,000; (ii) amortization of intangible assets of $571,000; (iii) stock based compensation of $80,000 related to stock option grants and warrants; (iv) common stock issued for services of $174,000; (v) accrued interest on convertible notes payable of $127,000; (vi) loss on debt conversions of $1,575,000; and (vii) noncontrolling interest in EZ-CLONE Enterprises, Inc. of $7,000; offset by (viii) change in derivative liability of $509,000.

Investment Activities

Net cash used in investing activities for the six months ended June 30, 2019 was $5,000. The amount related to the investment in purchased assets.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2019 was $106,000. The amount related to proceeds from note payable of $490,000, offset by repayment of convertible notes payable of $591,000 and repayment of capital lease of $5,000.

Our contractual cash obligations as of June 30, 2019 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$2,013,196	$537,910	$925,511	$549,776	$-
Convertible notes payable	2,685,122	2,685,122	-	-	-
Notes payable and capital leases	106,610	106,610	-	-	-
Capital expenditures	300,000	100,000	100,000	100,000	-
	$5,104,928	$3,429,642	$1,025,511	$649,776	$-

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

ITEM 4.     CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of June 30, 2019, that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

b) Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2019, there were no changes in our internal controls over financial reporting during this fiscal quarter, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

We have been involved in certain disputes and legal proceedings as discussed in the section title “Legal Proceedings” within our Form 10-Q for the quarter year ended June 30, 2019. In addition, as a public company, we are also potentially susceptible to litigation, such as claims asserting violations of securities laws. Any such claims, with or without merit, if not resolved, could be time-consuming and result in costly litigation. There can be no assurance that an adverse result in any future proceeding would not have a potentially material adverse on our business, results of operations or financial condition.

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

We have experienced net losses since inception. As of June 30, 2019, we had an accumulated deficit of $145.2 million. There can be no assurance that we will achieve or maintain profitability.

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

Chicago Venture, Iliad and St. George

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

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of June 30, 2019, there were approximately 3.76 billion shares of our common stock issued and outstanding.  In addition, as of June 30, 2019, there are also (i) stock option grants outstanding for the purchase of 82.5 million common shares at a $0.010 average exercise price; (ii) warrants for the purchase of 362.8 million common shares at a $0.023 average exercise price; and (iii) 116.5 million shares related to convertible debt that can be converted at $0.0025 per share.

In addition, we have an unknown number of common shares to be issued under the Chicago Venture, Iliad and St. George financing agreements because the number of shares ultimately issued to Chicago Venture depends on the price at which Chicago Venture converts its debt to shares and exercises its warrants. The lower the conversion or exercise prices, the more shares that will be issued to Chicago Venture upon the conversion of debt to shares. We won’t know the exact number of shares of stock issued to Chicago Venture until the debt is actually converted to equity. If all stock option grant and warrant and contingent shares are issued, approximately 4.537 billion of our currently authorized 6 billion shares of common stock will be issued and outstanding.  For purposes of estimating the number of shares issuable upon the exercise/conversion of all stock options, warrants and contingent shares, we assumed the number of shares and average share prices detailed above.

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

During the three months ended June 30, 2019, we had the following sales of unregistered sales of equity securities.

During the three months ended June 30, 2018, we issued 1,267,255 shares to a former employee for services provided. We valued the shares at $.0071 per share or $9,035.

During the three months ended June 30, 2019, Chicago Venture and Iliad converted principal and accrued interest of $370,000 into 86,861,670 shares of our common stock at a per share conversion price of $0.0043.

On May 2, 2019, we issued 3,916,667 shares valued at $0.006 to a former employee related to a cashless stock option exercise. We cancelled a stock option grant for 15,083,333 shares issued at $0.006.

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

10.17
Four Amendment to Lease Agreement dated August 31, 2018 entered into by and between GrowLife, Inc., The GST Non-Exempt Marital Trust under the Samuel and Elaine Rosenthal Revocable Trust and Ackerman-Rosenthal Property, LLC. Filed as an exhibit to the Company’s Annual Report on Form 10-K and filed with the SEC on March 8, 2019, and hereby incorporated by reference.

10.18
Assignment and Assumption of Lease dated August 31, 2018 entered into by and between GrowLife, Inc., Go Green Hydroponics, Inc., GST Non-Exempt Marital Trust Under the Samuel and Elaine Rosenthal Revocable Trust and Ackerman-Rosenthal Property, LLC. Filed as an exhibit to the Company’s Annual Report on Form 10-K and filed with the SEC on March 8, 2019, and hereby incorporated by reference.

10.19
Lease Agreement dated July 2, 2018 entered into by and between GrowLife Hydroponics, Inc. Inc. and Brixmor SPE 4 LP. Filed as an exhibit to the Company’s Annual Report on Form 10-K and filed with the SEC on March 8, 2019, and hereby incorporated by reference.

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

GROWLIFE, INC.
(Registrant)

Date: August 9, 2019	By:	/s/ Marco Hegyi
Marco Hegyi
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 9, 2019	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer
(Principal Financial and Accounting Officer)