Form 10-Q
period 2019-09-30
GROWLIFE, INC.
filed 2019-11-12
CIK 1161582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 12, 2019, there were 3,858,188,075 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

ITEM 1.	FINANCIAL STATEMENTS

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS:
Cash and cash equivalents	$201,072	$2,334,377
Accounts receivable - trade, net of allowance for doubtful accounts of $5,690 as of 9/30/2019 and 12/31/2018	451,829	42,254
Inventory, net	705,682	792,664
Prepaid costs	40,877	3,418
Deposits	43,416	51,916
Current portion of right of use asset	153,756	-
Total current assets	1,596,632	3,224,629

PROPERTY AND EQUIPMENT, NET	180,989	712,866
INTANGIBLE ASSETS	2,424,682	3,280,453
NON-CURRENT PORTION OF RIGHT OF USE ASSET	423,205	-
TOTAL ASSETS	$4,625,508	$7,217,948

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade	$1,390,381	$1,054,371
Accrued expenses	417,135	261,954
Accrued expenses - related parties	24,793	73,585
Derivative liability	1,434,074	1,795,473
Convertible notes payable	3,262,710	3,404,133
Notes payable- related parties	104,144	100,020
Capital lease payable	1,241	8,534
Deferred revenue	-	89,504
Current portion of right of use liability	140,772	-
Total current liabilities	6,775,250	6,787,574

NON-CURRENT PORTION OF RIGHT OF USE LIABILITY	445,927	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock - $0.0001 par value, 10,000,000 shares authorized, no shares
issued and outstanding	-	-
Common stock - $0.0001 par value, 6,000,000,000 shares authorized, 3,858,188,075
and 3,437,599,095 shares issued and outstanding at 9/30/2019 and 12/31/2018, respectively	385,807	343,749
Additional paid in capital	142,374,422	139,331,067
Accumulated deficit	(147,198,605)	(141,176,087)
Total stockholders' deficit	(4,438,376)	(1,501,271)

NON CONTROLLING INTEREST IN EZ-CLONE ENTERPRISES, INC.	1,842,707	1,931,645

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,625,508	$7,217,948

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended,		Nine Months Ended,
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

NET REVENUE	$2,298,792	$953,949	$6,743,804	$2,871,300
COST OF GOODS SOLD	1,552,892	898,962	4,551,223	2,628,413
GROSS PROFIT	745,900	54,987	2,192,581	242,887
GENERAL AND ADMINISTRATIVE EXPENSES	1,810,190	1,116,724	5,992,915	3,220,994
RESTRUCTURING EXPENSE- FLOORING DIVISION	305,895	-	305,895	-
RESTRUCTURING EXPENSE- RETAIL STORES AND ONLINE SALES	250,000	-	250,000	-
OPERATING LOSS	(1,620,185)	(1,061,737)	(4,356,229)	(2,978,107)

OTHER INCOME (EXPENSE):
Change in fair value of derivative	(147,331)	(120,286)	361,179	1,534,812
Interest expense, net	(182,323)	(365,859)	(409,666)	(1,075,092)
Impairment of acquired assets	-	(60,000)	-	(60,000)
Loss on debt conversions	(132,131)	(645,483)	(1,706,740)	(5,999,009)
Total other expense, net	(461,785)	(1,191,628)	(1,755,227)	(5,599,289)

LOSS BEFORE INCOME TAXES	(2,081,970)	(2,253,365)	(6,111,456)	(8,577,396)

Income taxes - current benefit	-	-	-	-

NET LOSS	(2,081,970)	(2,253,365)	(6,111,456)	(8,577,396)

Net loss attrituable to noncontrolling interest in EZ-Clone Enterprises, Inc.	82,219	-	88,938	-

NET LOSS ATTRIBUTABLE TO GROWLIFE, INC. AND SUBSIDIARIES	$(1,999,751)	$(2,253,365)	$(6,022,518)	$(8,577,396)
COMMON SHAREHOLDERS

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares of common stock outstanding- basic and diluted	3,811,207,769	2,996,701,771	3,699,619,210	2,882,328,973

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock		Additional Paid	Accumulated	Stockholders'
	Shares	Amount	in Capital	Deficit	(Deficit)

Balance as of January 1, 2018	2,367,634,022	236,752	123,678,069	(129,731,305)	(5,816,484)
Stock based compensation for stock options	-	-	5,898	-	5,898
Stock based compensation for warrants	-	-	48,750	-	48,750
Shares issued for debt conversion	900,000	90	17,910	-	18,000
Shares issued for services rendered	7,660,274	766	152,440	-	153,206
Shares issued for convertible note and interest conversion	482,267,243	48,227	7,302,052	-	7,350,279
Shares issued for common stock	55,098,118	5,510	1,094,490	-	1,100,000
Net loss for the three months ended March 31, 2018	-	-	-	(4,241,875)	(4,241,875)

Balance as of March 31, 2018	2,913,559,657	291,345	132,299,609	(133,973,180)	(1,382,226)

Stock based compensation for stock options	-	-	10,231	-	10,231
Stock based compensation for warrants	-	-	48,750	-	48,750
Shares issued for convertible note and interest conversion	31,126,632	3,113	622,229	-	625,342
Shares issued for common stock	10,078,700	1,008	198,992	-	200,000
Net loss for the three months ended June 30, 2018	-	-	-	(2,082,156)	(2,082,156)

Balance as of June 30, 2018	2,954,764,989	295,466	133,179,811	(136,055,336)	(2,580,059)

Stock based compensation for stock options	-	-	13,481	-	13,481
Stock based compensation for warrants	-	-	48,750	-	48,750
Shares issued for convertible note and interest conversion	99,453,385	9,945	1,285,758	-	1,295,703
Net loss for the three months ended September 30, 2018	-	-	-	(2,253,365)	(2,253,365)

Balance as of September 30, 2018	3,054,218,374	305,411	134,527,800	(138,308,701)	(3,475,490)

Balance as of January 1, 2019	3,437,599,095	343,749	139,331,067	(141,176,087)	(1,501,271)
Stock based compensation for stock options	-	-	16,016	-	16,016
Stock based compensation for warrants	-	-	24,000	-	24,000
Shares issued for debt conversion	-	-	-	-	-
Shares issued for services rendered	20,916,216	2,092	163,308	-	165,400
Shares issued for convertible note and interest conversion	84,156,195	8,416	726,731	-	735,147
Shares issued for purchase of warrant	125,000,000	12,500	987,500	-	1,000,000
Noncontrolling interest in EZ-Clone Enterprises, Inc.	-	-	-	(25,528)	(25,528)
Net loss for the three months ended March 31, 2019	-	-	-	(2,338,325)	(2,338,325)

Balance as of March 31, 2019	3,667,671,506	366,757	141,248,622	(143,539,940)	(1,924,561)

Stock based compensation for stock options	-	-	16,231	-	16,231
Stock based compensation for warrants	-	-	24,000	-	24,000
Shares issued for services rendered	1,267,255	126	8,908	-	9,034
Shares issued for convertible note and interest conversion	86,861,670	8,685	589,413	-	598,098
Warrant exercise	3,916,667	392	(392)	-	-
Noncontrolling interest in EZ-Clone Enterprises, Inc.	-	-	-	32,247	32,247
Net loss for the three months ended June 30, 2019	-	-	-	(1,690,941)	(1,690,941)

Balance as of June 30, 2019	3,759,717,098	375,960	141,886,782	(145,198,634)	(2,935,892)

Stock based compensation for stock options	-	-	16,356	-	16,356
Stock based compensation for warrants	-	-	24,000	-	24,000
Shares issued for convertible note and interest conversion	93,470,977	9,347	422,784	-	432,131
Shares issued for convertible note and commitment shares	5,000,000	500	24,500	-	25,000
Noncontrolling interest in EZ-Clone Enterprises, Inc.	-	-	-	81,999	81,999
Net loss for the three months ended September 30, 2019	-	-	-	(2,081,970)	(2,081,970)

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended,
	September 30, 2019	September 30, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,022,518)	$(8,577,396)
Adjustments to reconcile net loss to net cash (used in)
operating activities
Depreciation	68,655	50,292
Restructuring Expense - stores & flooring	555,895	-
Amortization of intangible assets	855,771	-
Stock based compensation	120,603	175,860
Common stock issued for services	174,435	153,206
Amortization of debt discount	-	660,472
Change in fair value of derivative liability	(361,179)	(1,542,060)
Accrued interest on convertible notes payable	185,032	301,885
Loss on debt conversions	1,706,740	6,170,022
Noncontrolling interest in EZ-CLONE Enterprises, Inc.	88,938	-
Changes in operating assets and liabilities:
Accounts receivable	(409,575)	-
Inventory	86,982	(20,983)
Prepaids costs	(37,459)	-
Deposits	8,500	-
Right of use, net	9,738	-
Accounts payable	336,010	150,820
Accrued expenses	110,812	120,872
Deferred revenue	(89,504)	-
CASH (USED IN) OPERATING ACTIVITIES	(2,612,125)	(2,357,010)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in purchased assets	(5,319)	(250,000)
NET CASH (USED IN) INVESTING ACTIVITIES:	(5,319)	(250,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of convertible notes payable	(659,205)	-
Proceeds from Crossover Capital Find I LLC Secured Advance Note	250,000
Proceeds from notes payable	900,637	1,435,000
Repayment on capital lease	(7,293)	-
Share issuances to St. George Investments LLC	-	1,300,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	484,139	2,735,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,133,305)	127,990

CASH AND CASH EQUIVALENTS, beginning of period	2,334,377	69,191

CASH AND CASH EQUIVALENTS, end of period	$201,072	$197,180

Supplemental disclosures of cash flow information:

Non-cash investing and financing activities:
Shares issued for convertible note and interest conversion	$745,000	$3,067,295
Common shares issued for accounts payable	$-	$18,000
Shares issued for purchase of warrant from CANX USA LLC	$1,000,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements of GrowLife, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated financial statements have been included.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission on March 8, 2019. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results for the year ending December 31, 2019 or any future interim period.

These financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended December 31, 2018. The results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the results expected for the full fiscal year, or for any other fiscal period.

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

The Company’s goal of becoming the nation’s largest cultivation facility service provider for the production of organics, herbs and greens and plant-based medicines has not changed. The Company’s mission is to best serve more cultivators in the design, build-out, expansion and maintenance of their facilities with products of high quality, exceptional value and competitive price. Through a nationwide network of knowledgeable representatives, GrowLife provides essential and hard-to-find goods including media (i.e., farming soil), industry-leading hydroponics equipment, organic plant nutrients, and thousands more products to specialty grow operations across the United States.

On October 15, 2018, in connection with the Company’s strategy to become a dominate cultivation facilities provider, the Company closed the Purchase and Sale Agreement with EZ-CLONE Enterprises, Inc., a California corporation. EZ-CLONE is the manufacturer of multiple award-winning products specifically designed for the commercial cloning and propagation stage of indoor plant cultivation including cannabis, food, and other hydroponic farming. The Company acquired 51% of EZ-CLONE stock for $2,040,000, payable as follows: (i) a cash payment of $645,000; and (ii) the issuance of 107,307,692 restricted shares of the Company’s common stock at a price of $0.013 per share or $1,395,000. The Company is consolidating the operations of EZ-Clone and treating the 49% that the Company does not control as non-controlling interest.

The Company has the obligation with the delivery of EZ-CLONE common stock to acquire the remaining 49% of EZ-CLONE within one year for $1,960,000, payable as follows: (i) a cash payment of $855,000; and (ii) the issuance of 85,000,000 shares of the Company’s common stock at a price of $0.013 per share or $1,105,000. On November 5, 2019, the Company extended the closing of the remaining 49% with one 24.5% shareholder by up to nine months by agreeing to a 20% extension fee of the $855,000 cash payment, payable at the earlier of the closing of $2,000,000 in funding or the nine months. The Company continues to negotiate with the second shareholder for the remaining 24.5%.

As of September 30, 2019, the Company closed retail stores in Portland, Maine, Encino, California and Calgary, Canada and online sales. Also, we are expecting to close the sale of the flooring division located in Grand Prairie, Texas. The Company expects to reduce losses and cash costs by up to $100,000 per month starting October 1, 2019. As of September 30, 2019, The Company recorded restructuring expense of $306,000 for the closure of the flooring division primarily related to equipment write down and $250,000 for the closure of the retail stores, related store leases and online sales. See Note 4 for additional details.

On October 17, 2017, the Company was informed by Alpine Securities Corporation (“Alpine”) that Alpine has demonstrated compliance with the Financial Industry Regulatory Authority (“FINRA”) Rule 6432 and Rule 15c2-11 under the Securities Exchange Act of 1934. The Company filed an amended application with the OTC Markets to list the Company’s common stock on the OTCQB and begin to trade on this market as of March 20, 2018. As of March 4, 2019, the Company no longer trades on the OTCQB, but is not quoted on the pink sheets quotation system. As a result of the Company’s bid price closing below $0.01 for more than 30 consecutive calendar days.

NOTE 2 –	LIQUIDITY AND MANAGEMENT PLAN
The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) Topic 205-40, Presentation of Financial Statements – Going Concern, which requires that management evaluate whether there are relevant conditions and events that, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern and to meet its obligations as they become due within one year after the date that the financial statements are issued.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, since inception, the Company has sustained significant operating losses and such losses are expected to continue for the foreseeable future. As of September 30, 2019, the Company had an accumulated deficit of $$147,198,605, cash and cash equivalents of $201,072 and a working capital deficit of $494,818, (less derivative liability, convertible debt, right of use liability and deferred revenue). Additionally, the Company used in operating activities $2,612,125, $3,854,506, and $2,082,493 for the nine months ended September 30, 2019 and the years ended December 31, 2018 and 2017 respectively. The Company will require additional cash funding to fund operations through November 2020. Accordingly, management has concluded that the Company does not have sufficient funds to support operations within one year after the date the financial statements are issued and, therefore, the Company concluded there was substantial doubt about the Company’s ability to continue as a going concern.

To fund further operations, the Company will need to raise additional capital. The Company may obtain additional financing in the future through the issuance of its common stock, or through other equity or debt financings. The Company’s ability to continue as a going concern or meet the minimum liquidity requirements in the future is dependent on its ability to raise significant additional capital, of which there can be no assurance. If the necessary financing is not obtained or achieved, the Company will likely be required to reduce its planned expenditures, which could have an adverse impact on the results of operations, financial condition and the Company’s ability to achieve its strategic objective. There can be no assurance that financing will be available on acceptable terms, or at all. The financial statements contain no adjustments for the outcome of these uncertainties. These factors raise substantial doubt about the Company’s ability to continue as a going concern and have a material adverse effect on the Company’s future financial results, financial position and cash flows.

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

Cash and Cash Equivalents - The Company classifies highly liquid temporary investments with an original maturity of nine months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.  At September 30, 2019, the Company had uninsured deposits in the amount of $0.

Accounts Receivable and Revenue – The company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which requires the application of the five-step-principles-based-accounting-model for revenue recognition. These steps include (1) a legally enforceable contract, written or unwritten is identified; (2) performance obligations in the contracts are identified; (3) the transaction price reflecting variable consideration, if any, is identified; (4) the transaction price is allocated to the performance obligations; and (5) revenue is recognized when the control of goods is transferred to the customer at a particular time or over time. Our hydroponic sales are cash or credit card. For EZ-CLONE, we extend thirty day terms to our customers. Accounts receivable are reviewed periodically for collectability.

Sales Returns - We allow customers to return defective products when they meet certain established criteria as outlined in our sales terms and conditions. It is our practice to regularly review and revise, when deemed necessary, our estimates of sales returns, which are based primarily on actual historical return rates. We record estimated sales returns as reductions to sales, cost of goods sold, and accounts receivable and an increase to inventory. Returned products which are recorded as inventory are valued based upon the amount we expect to realize upon its subsequent disposition. As of September 30, 2019, and December 31, 2018, there was a reserve for sales returns of $20,000, respectively, which is minimal based upon our historical experience.

Inventories - Inventories are recorded on a first in first out basis Inventory consists of raw materials, work in process and finished goods and components sold by EZ-CLONE to it distribution customers. In addition, finished goods includes products hydroponics, which is product purchased from distributors, and in some cases directly from the manufacturer, and resold to its hydroponics customers. Inventory is valued at the lower of cost or market. The reserve for inventory was $30,000 and $120,000 as of September 30, 2019 and December 31, 2018, respectively.

Property and Equipment – Equipment consists of machinery, equipment, tooling, computer equipment and leasehold improvements, which are stated at cost less accumulated depreciation and amortization. Depreciation is computed by the straight-line method over the estimated useful lives or lease period of the relevant asset, generally 3-10 years, except for leasehold improvements which are depreciated over the lesser of the life of the lease or 10 years.

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

Stock Based Compensation - The Company has share-based compensation plans under which employees, consultants, suppliers and directors may be granted restricted stock, as well as options and warrants to purchase shares of Company common stock at the fair market value at the time of grant. Stock-based compensation cost to employees is measured by the Company at the grant date, based on the fair value of the award, over the requisite service period under ASC Topic 718. For options issued to employees, the Company recognizes stock compensation costs utilizing the fair value methodology over the related period of benefit.  Grants of stock to non-employees and other parties are accounted for in accordance with the ASC Topic 505.

Net Loss Per Share - Under the provisions of ASC Topic 260, “Earnings per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The common stock equivalents have not been included as they are anti-dilutive.

As of September 30, 2019, there are also (i) stock option grants outstanding for the purchase of 82.5 million common shares at a $0.010 average exercise price; (ii) warrants for the purchase of 362.8 million common shares at a $0.023 average exercise price; and (iii) 118.4 million shares related to convertible debt that can be converted at $0.0025 per share. In addition, we have an unknown number of common shares to be issued under the Crossover financing agreements in the case of default. In addition, we have an unknown number of common shares to be issued under the Chicago Venture, Iliad and St. George financing agreements because the number of shares ultimately issued to Chicago Venture depends on the price at which Chicago Venture converts its debt to shares and exercises its warrants. The lower the conversion or exercise prices, the more shares that will be issued to Chicago Venture upon the conversion of debt to shares. We will not know the exact number of shares of stock issued to Chicago Venture until the debt is actually converted to equity.

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

NOTE 4 – TRANSACTIONS

Acquisition of 51% of EZ-CLONE Enterprises, Inc.

On October 15, 2018, in connection with the Company’s strategy to become a dominate cultivation facilities provider, the Company closed the Purchase and Sale Agreement with EZ-CLONE Enterprises, Inc., a California corporation that was founded in January 2000. EZ-CLONE is the manufacturer of multiple award-winning products specifically designed for the commercial cloning and propagation stage of indoor plant cultivation including cannabis, food, and other hydroponic farming. The Company has proprietary products and services such as the Commercial Pro System, Hobbyist Cloning Systems, Cloning Tents, Coco Collars, Coco Seed Starters, Rooting Gel, and Clear Rez. Technical Support, know-how and overall knowledge is also considered proprietary. The Company trademarks are EZ-CLONE and EZ-CLONE CRIB.

This acquisition is expected to accelerate the Company’s revenue growth, increase the Company gross margins and add additional manufacturing and research and development personnel.

The Company acquired 51% of EZ-CLONE for $2,040,000, payable as follows: (i) a cash payment of $645,000; and (ii) the issuance of 107,307,692 restricted shares of the Company’s common stock at a price of $0.013 per share or $1,395,000. The Company has the obligation with the delivery of EZ-CLONE common stock to acquire the remaining 49% of EZ-CLONE within one year for $1,960,000, payable as follows: (i) a cash payment of $855,000; and (ii) the issuance of 85,000,000 shares of the Company’s common stock at a price of $0.013 per share or $1,105,000. On November 5, 2019, the Company extended the closing of the remaining 49% with one 24.5% shareholder by up to nine months by agreeing to a 20% extension fee of the $855,000 cash payment, payable at the earlier of the closing of $2,000,000 in funding or the nine months. The Company continues to negotiate with the second shareholder for the remaining 24.5%.

The cost to acquire these assets has been preliminarily allocated to the assets acquired according to estimated fair values and is subject to adjustment when additional information concerning asset valuations is finalized, but no later than December 31, 2019. The preliminary purchase price allocation is as follows:

Item	$
Common Stock	$1,395,000
Cash	645,000
Assets acquired	(911,294)
Liabilities acquired	334,375
Non-controlling interest	1,960,000

Intangibles acquired	$3,423,081

The results of operations of EZ-CLONE were included in the Consolidated Statements of Operations for the period October 15, 2018 to September 30, 2019.

Termination of Agreements with CANX, LLC

On February 15, 2019, the Company entered into a Termination of Existing Agreements and Release with CANX USA, LLC, a Nevada limited liability company. In exchange for the Agreement and cancellation of the CANX Agreements and Warrants, the Company agreed to issue $1,000,000 of restricted common stock priced at the February 7, 2019 closing price of $0.008, or 125,000,000 restricted common stock shares. The Company recorded a loss on debt conversion of $1,000,000 during the nine months ended September 30, 2019. Pursuant to the Agreement, the Parties agreed to terminate, release and discharge all existing and further rights and obligations between the Parties under, arising out of, or in any way related to that certain Waiver and Modification Agreement and Amended and Restated Joint Venture Agreement made as of July 10, 2014, and any ancillary agreements or instruments thereto, including, but not limited to, the Warrants issued to CANX entitling CANX to purchase 540,000,000 shares of the Company’s common stock at an exercise price of $0.033.

Restructuring Expense

As of September 30, 2019, the Company closed retail stores in Portland, Maine, Encino, California and Calgary, Canada and online sales. Also we are expecting to close the sale of the flooring division located in Grand Prairie, Texas. The Company expects to reduce losses and cash costs by up to $100,000 per month starting October 1, 2019. As of September 30, 2019, The Company recorded restructuring expense of $306,000 for the sale of the flooring division and $250,000 for the closure of the retail stores and online sales.

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

NOTE 5 – INVENTORY

Inventory as of September 30, 2019 and December 31, 2018 consisted of the following:

	September 30,	December 31,
	2019	2018

Raw materials	$515,862	$417,570
Work in process	40,147	35,280
Finished goods	179,673	459,814
Inventory reserve	(30,000)	(120,000)
Total	$705,682	$792,664

Inventory consists of raw materials, work in process and finished goods and components sold by EZ-CLONE to it distribution customers. In addition, finished goods includes products hydroponics, which is product purchased from distributors, and in some cases directly from the manufacturer, and resold to its hydroponics customers.

The Company reviews its inventory on a periodic basis to identify products that are slow moving and/or obsolete, and if such products are identified, the Company records the appropriate inventory impairment charge at such time.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2019 and December 31, 2018 consists of the following:

	September 30,	December 31,
	2019	2018

Machinery, equipment and tooling	$356,867	$943,326
Computer equipment	16,675	16,675
Leasehold improvements	19,922	14,703
Total property and equipment	393,464	974,704
Less accumulated depreciation and amortization	(212,475)	(261,839)
Net property and equipment	$180,989	$712,866

Property and equipment, net of accumulated depreciation, were $180,989 and $712,866 as of September 30, 2019 and December 31, 2018, respectively. Accumulated depreciation was $212,475 and $261,839 as of September 30, 2019 and December 31, 2018, respectively. Total depreciation expense was $68,655 and $50,292 for the nine months ended September 30, 2019 and 2018, respectively. All equipment is used for manufacturing, selling, general and administrative purposes and accordingly all depreciation is classified in cost of goods sold, selling, general and administrative expenses.

On October 15, 2018, the Company acquired 51% of EZ-CLONE Enterprises, Inc. and acquired $244,203 of net property and equipment.

During the year ended December 31, 2018, the Company retired fully depreciated assets of $358,156. During the nine months ended September 30, 2019, the Company disposed in connection with the closure of the flooring division assets with a net book value of $423,442.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets as of September 30, 2019 and December 31, 2018 consisted of the following:

	Estimated	September 30,	December 31,
	Useful Lives	2019	2018

Customer lists	3 years	$1,604,341	$1,604,341
Intellectual property	3 years	1,818,740	1,818,740
Less: accumulated amortization		(998,399)	(142,628)
Intangible assets, net		$2,424,682	$3,280,453

Total amortization expense was $855,771 and $0 for the nine months ended September 30, 2019 and 2018, respectively.

On October 15, 2018, in connection with the Company’s strategy to become a dominate cultivation facilities provider, the Company closed the Purchase and Sale Agreement the Purchase and Sale Agreement with EZ-CLONE Enterprises, Inc., a California corporation that was founded in January 2000. The Company acquired 51% of EZ-CLONE for $2,040,000, payable as follows: (i) a cash payment of $645,000; and (ii) the issuance of 107,307,692 restricted shares of the Company’s common stock at a price of $0.013 per share or $1,395,000. The Company has the obligation with the delivery of EZ-CLONE common stock to acquire the remaining 49% of EZ-CLONE within one year for $1,960,000, payable as follows: (i) a cash payment of $855,000; and (ii) the issuance of 85,000,000 shares of the Company’s common stock at a price of $0.013 per share or $1,105,000. On November 5, 2019, the Company extended the closing of the remaining 49% with one 24.5% shareholder by up to nine months by agreeing to a 20% extension fee of the $855,000 cash payment, payable at the earlier of the closing of $2,000,000 in funding or the nine months. The Company continues to negotiate with the second shareholder for the remaining 24.5%.

The fair value of the intangible assets associated with the assets acquired was $3,423,081 estimated by using a discounted cash flow approach based on future economic benefits. In summary, the estimate was based on a projected income approach and related discounted cash flows over five years, with applicable risk factors assigned to assumptions in the forecasted results.

NOTE 8- LEASES

The Company has entered into operating leases for retail and corporate facilities. These leases have terms which range from two to five years, and often include options to renew. These operating leases are listed as separate line items on the Company's September 30, 2019 Consolidated Balance Sheet, and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are also listed as separate line items on the Company's September 30, 2019 Consolidated Balance Sheet. Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, the Company recognized right-of-use assets and lease liabilities for operating leases of approximately $1,253,000 on January 1, 2019. Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. During the quarter ended September 30, 2019, the Company has cancelled all but one lease and has recognized the rent and termination fees related to the cancelled leases as an expense in the current period. As of September 30, 2019, total right-of-use assets and operating lease liabilities for remaining long term lease was approximately $576,961 and $586,699, respectively. In the nine months ended September 30, 2019, the Company recognized approximately $167,238 in total lease costs for the lease.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company's operating right-of-use assets and related lease liabilities as of and for the nine months ended September 30, 2019 were as follows:

Cash paid for ROU operating lease liability	$167,238
Weighted-average remaining lease term	4 years
Weighted-average discount rate	10%

Minimum future lease payments as of September 30, 2019
2019	$53,279
2020	216,300
2021	222,792
2022	229,476
2023	236,352
958,199
Imputed interest	(95,820)
Total Lease liablity	$862,379

NOTE 9- ACCOUNTS PAYABLE

Accounts payable were $1,390,381 and $1,054,371 as of September 30, 2019 and December 31, 2018, respectively. Such liabilities consisted of amounts due to vendors for inventory purchases, audit, legal and other expenses incurred by the Company. The increase relates to inventory purchased at EZ-CLONE for production for sales during the quarter ended December 31, 2019.

NOTE 10- ACCRUED EXPENSES

Accrued expenses were $417,135 and $261,954 as of September 30, 2019 and December 31, 2018, respectively. Such liabilities consisted of amounts due to sales tax, payroll and restructuring expense liabilities.

NOTE 11– CONVERTIBLE NOTES PAYABLE, NET

Convertible notes payable as of September 30, 2019 consisted of the following:

				Balance
		Accrued	Debt	As of
	Principal	Interest	Discount	September 30, 2019
10% OID Convertible Promissory Notes	$2,362,306	$300,977	$-	$2,663,283
7% Convertible Note	270,787	29,445	-	300,232
Secured Advance Note	299,195	-	-	299,195
	$2,932,288	$330,422	$-	$3,262,710

Convertible notes payable as of December 31, 2018 consisted of the following:

				Balance
		Accrued	Debt	As of
	Principal	Interest	Discount	December 31, 2018
10% OID Convertible Promissory Notes	$2,982,299	$135,780	$-	$3,118,079
7% Convertible note	270,787	15,267	-	286,054
	$3,253,086	$151,047	$-	$3,404,133

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

As of September 30, 2019, the outstanding principal on this 7% convertible note was $270,787 and accrued interest was $29,445, which results in a total liability of $300,232. The Debt is convertible  at the holder’s option  into the Company’s common stock at $.0025 or approximately 118 million shares.

10% Convertible Promissory Notes

Funding from Chicago Venture Partners, L.P. (“Chicago Venture”), Iliad Research and Trading, L.P. (“Iliad”) and Odyssey Research and Trading, LLC, (“Odyssey”)

As of December 31, 2018, the outstanding principal balance due to Chicago Venture and Iliad was $2,982,299 and accrued interest was $135,780, which results in a total amount of $3,118,079.

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

As of September 30, 2019, the outstanding principal balance due to Chicago Venture, Iliad and Odyssey was $2,362,306 and accrued interest was $300,977, which results in a total amount of $2,663,383.

During the nine months ended September 30, 2019, Chicago Venture and Iliad converted principal and accrued interest of $1,045,000 into 264,488,842 shares of our common stock at an average per share conversion price of $.00395 with a fair value of $1,765,395. The Company recognized $720,375 loss on debt conversions during the nine months ended September 30, 2019.

Securities Purchase Agreement, Secured Promissory Notes and Security Agreement Odyssey Research and Trading, LLC, (“Odyssey”)

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

The Company has $659,335 available under the Notes as of September 30, 2019, but cannot access the available funds.

The Debt is convertible  at the holder’s option  into the Company’s common stock at 65% of the lower of the current fair market value of the stock. Based upon the closing price of the stock at September 30, 2019, the notes would convert to approximately 940 million shares.

Secured Advance Note with Crossover Capital Fund I LLC (“Crossover”)

On September 20, 2019, the Company closed a Secured Advance Note with Crossover Capital Fund I LLC (the "Crossover Note"). The Company entered into the Crossover Note with the intent to acquire working capital to grow the Company’s businesses. The total amount of funding under the Crossover Note is $250,000. The Crossover Note carries an original issue discount of $57,400 and a transaction expense amount of $7,000, for total debt of $308,400. The Company agreed to reserve three times the number of shares based on the conversion value in case of default under the Crossover Note, if that occurs in the future. The Crossover Note is due in nine months and is repayable weekly at $9,205. The Crossover Note is convertible into the Company’s common stock at the market value share price subject to adjustment as provided for in the Crossover Note in the case of default. The Company’s obligation to pay the Crossover Note, or any portion thereof, is secured by all of the Company’s assets. As of September 30, 2019, the outstanding principal balance due Crossover was $299,195 and the Company expensed the original issue discount of $57,400 and a transaction expense amount of $7,000. The Company also issued 5,000,000 shares of common stock to Crossover as a commitment fee that was valued at fair market value at $25,000 or $.005 per share and was expensed during the nine months ended September 30, 2019.

NOTE 12 – DERIVATIVE LIABILITY

The Convertible Notes payable include a  conversion feature that pursuant ASC 815 “Derivatives and Hedging”, has been  identified as an embedded derivative financial instrument and which the Company has elected to account for under the fair value method  of accounting.

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

There was a derivative liability of $1,434,074 as of September 30, 2019. For the nine months ended September 30, 2019, the Company recorded non-cash income of $508,730 related to the “change in fair value of derivative” expense related to the Chicago Venture and Iliad financing. During the nine months ended September 30, 2019, Chicago Venture and Iliad converted principal and accrued interest of $1,045,000 into 264,488,842 shares of our common stock at a per share conversion price of $.00395 with a fair value of $1,765,395. The Company recognized $720,355 loss on debt conversions during the nine months ended September 30, 2019.

Derivative liability as of September 30, 2019 was as follows:

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	September 30, 2019

Liabilities:
Derivative Instruments	$-	$-	$1,434,074	$1,434,074

Total	$-	$-	$1,434,074	$1,434,074

Derivative liability as of December 31, 2018 was as follows:

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	December 31, 2018

Liabilities:
Derivative Instruments	$-	$-	$1,795,747	$1,795,747

Total	$-	$-	$1,795,747	$1,795,747

The change in the value of the derivative during 2019 is related solely to change in fair value. The fair value of the derivative is being calculated primarily based upon the market value of the underlying stock and the conversion terms.

NOTE 13 – RELATED PARTY TRANSACTIONS AND CERTAIN RELATIONSHIPS

Related Party Transactions

Transactions with Katherine McLain

Ms. Katherine McLain was appointed as a director on February 14, 2017. On February 22, 2019, the Company issued 8,108,108 shares of our common stock to Katherine McLain valued at $0.0074 per share or $60,000. This issuance was an annual award for independent director services.

Transaction with Thom Kozik

Mr. Kozik was appointed as a director on October 5, 2017. On February 22, 2019, the Company issued 8,108,108 shares of our common stock to Mr. Kozik valued at $0.0074 per share or $60,000. This issuance was an annual award for independent director services.

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

During the nine months ended September 30, 2019, the Company had the following issuances of unregistered equity securities to accredited investors unless otherwise indicated:

During the nine months ended September 30, 2019, the Company issued 22,183,471 shares to suppliers for services provided. The Company valued the shares at $174,435 per share or $0.0079.

During the nine months ended September 30, 2019, Chicago Venture and Iliad converted principal and accrued interest of $1,045,000 into 264,488,842 shares of our common stock at a per share conversion price of $.00395 with a fair value of $1,765,395. The Company recognized $720,375 loss on debt conversions during the nine months ended September 30, 2019.

On February 15, 2019, the Company entered into a Termination of Existing Agreements and Release with CANX USA, LLC, a Nevada limited liability company. In exchange for the Agreement and cancellation of the CANX Agreements and Warrants, the Company agreed to issue $1,000,000 of restricted common stock priced at the February 7, 2019 closing price of $0.008, or 125,000,000 restricted common stock shares. The Company recorded a loss on debt conversion of $1,000,000 during the nine months ended September 30, 2019. Pursuant to the Agreement, the Parties agreed to terminate, release and discharge all existing and further rights and obligations between the Parties under, arising out of, or in any way related to that certain Waiver and Modification Agreement and Amended and Restated Joint Venture Agreement made as of July 10, 2014, and any ancillary agreements or instruments thereto, including, but not limited to, the Warrants issued to CANX entitling CANX to purchase 540,000,000 shares of the Company’s common stock at an exercise price of $0.033.

On May 2, 2019, the Company issued 3,916,667 shares valued at $0.006 to a former employee related to a cashless stock option exercise.

The Company issued 5,000,000 shares of common stock to Crossover as a commitment fee that was valued at fair market value at $25,000 or $.005 per share and was expensed during the nine months ended September 30, 2019.

Warrants

The Company had the following warrant activity during the nine months ended September 30, 2019:

On February 15, 2019, the Company entered into a Termination of Existing Agreements and Release with CANX USA, LLC, a Nevada limited liability company. In exchange for the Agreement and cancellation of the CANX Agreements and Warrants, the Company agreed to issue $1,000,000 of restricted common stock priced at the February 7, 2019 closing price of $0.008, or 125,000,000 restricted common stock shares. The Company recorded a loss on debt conversion of $1,000,000 during the nine months ended September 30, 2019. Pursuant to the Agreement, the Parties agreed to terminate, release and discharge all existing and further rights and obligations between the Parties under, arising out of, or in any way related to that certain Waiver and Modification Agreement and Amended and Restated Joint Venture Agreement made as of July 10, 2014, and any ancillary agreements or instruments thereto, including, but not limited to, the Warrants issued to CANX entitling CANX to purchase 540,000,000 shares of the Company’s common stock at an exercise price of $0.033.

A summary of the warrants issued as of September 30, 2019 is as follows:

	September 30, 2019
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at January 1, 2019	902,825,146	$0.029
Issued	-	-
Exercised	-	-
Forfeited	(540,000,000)	(0.033)
Expired	-	-
Outstanding at September 30, 2019	362,825,146	$0.023
Exerciseable at September 30, 2019	346,825,146	$0.022

A summary of the status of the warrants outstanding as of September 30, 2019 is presented below:

September 30, 2019
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life	Price	Exerciseable	Price
-	-	$-	-	$-
55,000,000	6.91	0.010	55,000,000	0.010
48,000,000	5.00	0.012	32,000,000	0.012
48,687,862	3.33	0.050	48,687,862	0.050
211,137,284	2.07	0.021	211,137,284	0.021
362,825,146	3.05	$0.023	346,825,146	$0.022

Warrants had no intrinsic value as of September 30, 2019.

The warrants were valued using the following assumptions:

Dividend yield	0%
Expected life	1-5 Years
Expected volatility	70-200%
Risk free interest rate	0.78-2.6%

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

Stock Option Activity

During the nine months ended September 30, 2019, the Company had the following stock option activity:

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

On May 2, 2019, the Company issued 3,916,667 shares valued at $0.006 to a former employee related to a cashless stock option exercise. As a result, a stock option grant for 15,083,333 shares issued at $0.006.

During the nine months ended September 30, 2019, a stock option grant for 2,000,000 shares of common stock at an exercise price of $0.02 per share expired.

As of September 30, 2019, there are 82,500,000 options to purchase common stock at an average exercise price of $0.0099 per share outstanding under the 2017 Amended and Restated Stock Incentive Plan. The Company recorded $48,693 and $29,619 of compensation expense, net of related tax effects, relative to stock options for the nine months ended September 30, 2019 and 2018 in accordance with ASC Topic 505. Net loss per share (basic and diluted) associated with this expense was approximately ($0.00). As of September 30, 2019, there is $96,268 of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately 3.62 years.

Stock option activity for the period ended September 30, 2019 is as follows:

	Options	Exercise Price	$
Outstanding as of January 1, 2019	100,000,000	$0.0094	$940,000
Granted	3,500,000	0.0080	34,000
Exercised	(3,916,667)	(0.0060)	(23,500)
Forfeitures	(17,083,333)	(0.0076)	(130,500)
Outstanding as of September 30, 2019	82,500,000	$0.0099	$820,000

The following table summarizes information about stock options outstanding and exercisable at September 30, 2019:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining Life	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Exerciseable	Exerciseable	Exerciseable
$0.006	12,000,000	3.25	$0.006	8,000,000	$0.006
0.007	10,000,000	3.25	0.007	6,666,667	0.007
.008-.009	2,500,000	1.30	.008-.009	1,583,333	0.008
0.010	20,000,000	3.11	0.010	15,833,333	0.010
0.012	38,000,000	4.25	0.012	12,666,667	0.012
	82,500,000	3.62	$0.010	44,750,000	$0.009

Stock option grants totaling 82,500,000 shares of common stock no intrinsic value as of September 30, 2019.

The stock option grants were valued using the following assumptions:

Dividend yield	0%
Expected life	1-5 Years
Expected volatility	70-200%
Risk free interest rate	0.78-2.6%

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

As of September 30, 2019, the Company closed retail stores in Portland, Maine, Encino, California and Calgary, Canada. The Company is negotiating with the landlords and the Company has recorded restructuring reserves.

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

Terminated Leases

On October 1, 2017, GrowLife Hydroponics, Inc. entered into a lease in Calgary, Canada. The monthly lease is approximately $3,246. The lease expires September 30, 2022. This lease was terminated effective September 30, 2019.

On December 19, 2017, GrowLife Innovations, Inc. entered into a lease in Grand Prairie, Texas dated October 9, 2017, for 5,000 square feet for the manufacturing and distribution of its flooring products. The monthly lease payment is $15,000. The lease expires December 1, 2022 and can be renewed. This lease was terminated effective September 30, 2019 with the expected sale of the flooring division.

On July 2, 2018, GrowLife Hydroponics, Inc. entered into a store lease for 1,950 square feet in Portland, Maine. The monthly lease is approximately $2,113, with 3% increases in year two and three. The lease expires July 2, 2021 and can be extended. This lease was terminated effective September 30, 2019.

On August 31, 2018, GrowLife, Inc. entered into the Fourth Amendment to the Lease Agreement for the store in Encino, California. The monthly lease is approximately $6,720, with a 3% increase on March 1, 2019. The lease expires September 1, 2019 and the Company is required to provide six months’ notice to terminate the lease. This lease was terminated effective September 30, 2019.

NOTE 17 – SUBSEQUENT EVENTS

The Company evaluates subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements are available.

The Company had the following material events subsequent to September 30, 2019:

On October 21, 2019 and November 12, 2019, the Company filed Amendments to Registration Statements on Form S-1 for the registration of 625 million shares at $0.004 per share or $2,500,000.

On November 5, 2019, the Company extended the closing of the remaining EZ-CLONE 49% with one 24.5% shareholder by up to nine months by agreeing to a 20% extension fee of the $855,000 cash payment, payable at the earlier of the closing of $2,000,000 in funding or the nine months. The Company continues to negotiate with the second shareholder for the remaining 24.5%.

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

FINANCIAL PERFORMANCE

First, our year to date revenue was $6.7 million as compared to $2.9 million for nine months ended September 30, 2018. We well outpaced last year by more than doubling gross revenues.

Next, gross profits, or revenue after our cost of sales, was reported at $2.2 million for nine months ended September 30, 2019 as compared to last year’s $243,000; a 803% year-over-year increase. This is attributed to the EZ-CLONE business acquisition, which brought in significantly higher margins along with our continuing GrowLife business revenue, resulting in blended gross margin of 32.5%, up from 8.5% during the nine months ended September 3, 2019. As the EZ-CLONE business represents a greater percentage of our sales, we expect to see these gross margins increase further.

Finally, the Company continues to generate growth by investing in its EZ-CLONE acquisition, sales and marketing efforts and thus reports a loss for the nine months ended September 30, 2019.  We believe that expansion spending is necessary in a high-growth market such as the cannabis, hemp and CBD-related businesses.

As of September 30, 2019, we closed retail stores in Portland, Maine, Encino, California and Calgary, Canada and online sales. Also we are expecting to close the sale of the flooring division located in Grand Prairie, Texas. We expect to reduce losses and cash costs by up to $100,000 per month starting October 1, 2019. As of September 30, 2019, we recorded restructuring expense of $306,000 for the closure of the flooring division related to the equipment write down and $250,000 for the closure of the retail stores, related leases and online sales.

SO WHERE ARE WE INVESTING? CLONING AND CBD

We see the greatest opportunity for our Company in further positioning ourselves as the industry leader in plant cloning, and more specifically, as the leader in cloning of hemp plants grown for CBD extraction. Hemp production was recently legalized in the United States, subject to certain federal and state restrictions, creating a completely new market opportunity where countless farmers are switching their operations to hemp. Some conservative reports estimate that more than 500 million hemp plants will be planted in 2019, with farmers looking to grow hemp to provide raw materials to the exploding CBD market. Unfortunately, a lot of hemp growers do not understand the intricacies of growing hemp, especially for CBD extraction. Not all hemp plants can be used to create CBD products. Plants need to be rich in CBD, not THC, be the correct gender, and be healthy and large enough to process. In order to achieve this, the only way to start plants is by using genetically modified and feminized seeds or through cloning.

To position as a future industry leader, we believe that we need the foresight to project the growing hemp and CBD industry of the future and to stay ahead of trends, and to strategically position our company accordingly. This includes the booming need for CBD-rich hemp.

Toward the end of 2018, we announced the majority acquisition of a company called EZ-CLONE Enterprises. EZ-CLONE was and is known as the industry-leading supplier of commercial-grade cloning and propagation equipment. This was a part of this strategic positioning plan.

Cannabis cultivators have been cloning their favorite strains from mother plants for years, using various methods like tabletop growing. These methods are extremely labor and space intensive. As the demand for cannabis and CBD-rich hemp increases through further legalization, so will the demand for more and more starters, whether CLONEs or seeds. And while cloning is the preferred method of production for many growers, cloning can be time and labor intensive, and takes a lot of space in most grow facilities.

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

We believe this illustrates how GrowLife is positioned as an innovator of this industry-leading cloning solution, to capitalize not only on the emerging cannabis industry but now the exploding hemp CBD industry. In just the few months since taking over operations at EZ-CLONE, we have seen an increase in revenue of over 130% relative to last year.

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

IN SUMMARY

Moving forward, we believe there will continue to be innovation in plant-growing equipment after the planting stage, but this not involve our present intended operations. We are not going to create the best LED light, or trimming machine. We are going to stick with focusing on our core competencies: helping cultivators with jump-starting their crops, reduce their costs and grow better plants. We’re going to help them with the equipment needed to grow their own clones, address innovation in the cloning process and educate cultivators on the necessity of cloning in order to maximize yield and grow high CBD strains, and even potentially provide the clones themselves.

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

Through a nationwide network of knowledgeable representatives, GrowLife continues to provide essential and hard-to-find goods including media (i.e., farming soil), industry-leading hydroponics equipment, organic plant nutrients, and thousands more products to specialty grow operations across the United States.

Please follow our shareholder updates for more to come on our financing. If we secure this financing we can then dedicate funds toward increasing our manufacturing capacity, hiring additional sales and support staff and actualize on our vision of being the leading source of plant starters and equipment for the hemp and cannabis market and meet the demand as it continues to rise.

We believe with the revenue growth and increased margins described, our fundamentals are strong, our positioning is focused and trajectory is encouraging. To put it is simply, we are ready and prepared to make our place in one of the largest shifts in mainstream wellness and agriculture in history.

Employees

As of September 30, 2019, we had twenty seven full-time and part-time employees. Marco Hegyi, our Chief Executive Officer, is based in Kirkland, Washington. Mark E. Scott, our Chief Financial Officer, is based primarily in Seattle, Washington. We have approximately 13 full and part time employees located throughout the United States who operate our businesses. We employ 12 full-time and part-time employees at EZ-CLONE in Sacramento, CA. None of our employees are subject to a collective bargaining agreement or represented by a trade or labor union. We believe that we have a good relationship with our employees.

Key Partners

Our key customers vary by state and are expected to be more defined as the company moves from its retail walk-in purchasing sales strategy to serving cultivation facilities directly and under predictable purchasing contracts.

Our key suppliers include distributors and manufacturers. All the products purchased and resold are applicable to indoor growing for organics, greens, and plant-based medicines.

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

Acquisition of EZ-CLONE

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

We have the obligation with the delivery of EZ-CLONE common stock to acquire the remaining 49% of EZ-CLONE within one year for $1,960,000, payable as follows: (i) a cash payment of $855,000; and (ii) the issuance of 85,000,000 shares of the Company’s common stock at a price of $0.013 per share or $1,105,000. On November 5, 2019, we extended the closing of the remaining 49% with one 24.5% shareholder by up to nine months by agreeing to a 20% extension fee of the $855,000 cash payment, payable at the earlier of the closing of $2,000,000 in funding or the nine months. We continue to negotiate with the second shareholder for the remaining 24.5%.

Government Regulation

Currently, there are thirty three states plus the District of Columbia that have laws and/or regulation that recognize in one form or another legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. There are currently ten states and the District of Columbia that allow recreational use of cannabis. As of September 30, 2019, the policy and regulations of the Federal government and its agencies is that cannabis has no medical benefit and a range of activities including cultivation and use of cannabis for personal use is prohibited on the basis of federal law and may or may not be permitted on the basis of state law. Active enforcement of the current federal regulatory position on cannabis on a regional or national basis may directly and adversely affect the willingness of customers of GrowLife to invest in or buy products from GrowLife. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect revenues and profits of the GrowLife companies.

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

OUR COMMON STOCK

On October 17, 2017, we were informed by Alpine Securities Corporation (“Alpine”) that Alpine has demonstrated compliance with the Financial Industry Regulatory Authority (“FINRA”) Rule 6432 and Rule 15c2-11 under the Securities Exchange Act of 1934. As of March 4, 2019, the Company no longer trades on the OTCQB, but is not quoted on the pink sheets quotation system as a result of the Company’s bid price closing below $0.01 for more than 30 consecutive calendar days.

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

(dollars in thousands)

	Three Months Ended September 30,
	2019	2018	$ Variance	% Variance
Net revenue	$2,299	$954	$1,345	141.0%
Cost of goods sold	1,553	899	654	-72.7%
Gross profit	746	55	691	1256.4%
General and administrative expenses	1,810	1,117	693	-62.0%
Restructuring expense- flooring division	306	-	306	-100.0%
Restructuring expense- retail stores and online sales	250	-	250	-100.0%
Operating loss	(1,620)	(1,062)	(558)	-52.5%
Other income (expense):
Change in fair value of derivative	(147)	(120)	(27)	-22.5%
Interest expense, net	(183)	(366)	183	50.0%
Impairment of acquired assets	-	(60)	60	100.0%
Loss on debt conversions	(132)	(645)	513	79.5%
Total other expense, net	(462)	(1,191)	729	61.2%
Loss before income taxes	(2,082)	(2,253)	171	7.6%
Income taxes - current benefit	-	-	-	0.0%
Net loss	$(2,082)	$(2,253)	$171	7.6%

THREE MONTHS ENDED SEPTEMBER 30, 2019 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2018

Revenue

Net revenue for the three months ended September 30, 2019 increased by $1,345,000 to $2,299,000 from $954,000 for the three months ended September 30, 2018. The increase resulted from increased sales personnel and the acquisition of EZ-CLONE on October 15, 2018. The hydroponics revenue for the three months ended September 30, 2019 was $1,156,000 as compared to $855,000 for the three months ended September 30, 2018. The EZ-CLONE revenue for the three months ended September 30, 2019 was $1,143,000 as compared to $0 for the three months ended September 30, 2018.

Cost of Goods Sold

Cost of sales for the three months ended September 30, 2019 increased by $654,000 to $1,553,000 from $899,000 for the three months ended September 30, 2018. The increase resulted the acquisition of EZ-CLONE on October 15, 2018.

Gross profit was $746,000 for the three months ended September 30, 2019 as compared to a gross profit of $55,000 for the three months ended September 30, 2018. The gross profit percentage was 32.4% for the three months ended September 30, 2019 as compared to 5.8% for the three months ended September 30, 2018. The increase was due increased sales, offset by lower cost of sales related to favorable product mix related to the acquisition of EZ-CLONE on October 15, 2018. EZ-CLONE reported a gross profit percentage of 50.4%.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2019 were $1,810,000 as compared to $1,117,000 for the three months ended September 30, 2018. The variances were as follows: (i) an increase in non-cash other expenses of $310,000; (ii) an increase in EZ-CLONE expenses (primarily payroll and rent) of $138,000; and (iii) an increase in other expenses of $245,000 (primary payroll and sales and marketing expenses). As part of the general and administrative expenses for the nine months ended September 30, 2019, we recorded public relation, investor relation or business development expenses of $25,000 and $0 respectively. The increase resulted from increased sales personnel and the acquisition of EZ-CLONE on October 15, 2018.

Non-cash general and administrative expenses for the three months ended September 30, 2019 included non-cash expenses of $310,000 including (i) depreciation of ($16,000); (ii) amortization of intangible assets of $285,000; and (iii) stock based compensation of $41,000 related to stock option grants and warrants.

Non-cash general and administrative expenses for the three months ended September 30, 2018 were $81,000 including (i) depreciation and amortization of $19,000; and (ii) stock based compensation of $62,000 related to stock option grants and warrants.

Restructuring Expense

As of September 30, 2019, we closed retail stores in Portland, Maine, Encino, California and Calgary, Canada and online sales. Also we are expecting to close the sale of the flooring division located in Grand Prairie, Texas. We expects to reduce losses and cash costs by up to $100,000 per month starting October 1, 2019. As of September 30, 2019, we recorded restructuring expense of $306,000 for the sale of the flooring division and $250,000 for the closure of the retail stores and online sales.

Other Expense

Other expense for the three months ended September 30, 2019 was $462,000 as compared to other expense of $1,191,000 for the three months ended September 30, 2018. The other expense for the three months ended September 30, 2019 included (i) change in derivative liability of $147,000; (ii) interest expense of $183,000; and (iii) loss on debt conversions of $132,000. The change in derivative liability is the non-cash change in the fair value and relates to our derivative instruments. The non-cash interest related to accrued interest expense on our notes payable. The loss on debt conversions related to the conversion of our notes payable at prices below the market price.

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

Net Loss

Net loss for the three months ended September 30, 2019 was $2,082,000 as compared to $2,253,000 for the three months ended September 30, 2018 for the reasons discussed above.

Net loss for the three months ended September 30, 2019 included non-cash expenses of $1,286,000 including (i) depreciation of $(15,000); (ii) restructuring reserve- retail stores, on line sales and flooring division of $555,000; (iii) amortization of intangible assets of $285,000; (iv) stock based compensation of $41,000 related to stock option grants and warrants; (v) accrued interest on convertible notes payable of $58,000; (vi) loss on debt conversions of $132,000; (vii) noncontrolling interest in EZ-CLONE Enterprises, Inc. of $82,000; and (viii) change in derivative liability of $148,000.

Net loss for the three months ended September 30, 2018 included non-cash expenses of $1,204,000 including (i) depreciation and amortization of $19,000; (ii) stock based compensation of $62,000 related to stock option grants and warrants; (iii) accrued interest and amortization of debt discount on convertible notes payable of $362,000; (iv) loss on debt conversions of $641,000; and offset by (v) change in derivative liability of $120,000.

We expect losses to continue as we implement our business plan.

(dollars in thousands)

	Nine Months Ended September 30,
	2019	2018	$ Variance	% Variance
Net revenue	$6,744	$2,871	$3,873	134.9%
Cost of goods sold	4,551	2,628	1,923	-73.2%
Gross profit	2,193	243	1,950	802.5%
General and administrative expenses	5,993	3,221	2,772	-86.1%
Restructuring expense- flooring division	306	-	306	-100.0%
Restructuring expense- retail stores and online sales	250	-	250	-100.0%
Operating loss	(4,356)	(2,978)	(1,378)	-46.3%
Other income (expense):
Change in fair value of derivative	361	1,535	(1,174)	76.5%
Interest expense, net	(410)	(1,075)	665	61.9%
Impairment of acquired assets	-	(60)	60	100.0%
Loss on debt conversions	(1,706)	(5,999)	4,293	71.6%
Total other expense, net	(1,755)	(5,599)	3,844	68.7%
Loss before income taxes	(6,111)	(8,577)	2,466	28.8%
Income taxes - current benefit	-	-	-	0.0%
Net loss	$(6,111)	$(8,577)	$2,466	28.8%

NINE MONTHS ENDED SEPTEMBER 30, 2019 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2018

Revenue

Net revenue for the nine months ended September 30, 2019 increased by $3,873,000 to $6,744,000 from $2,871,000 for the nine months ended June 30, 2018. The increase resulted from increased sales personnel and the acquisition of EZ-CLONE on October 15, 2018. The hydroponics revenue for the nine months ended September 30, 2019 was $3,745,000 as compared to $2,426,000 for the nine months ended September 30, 2018. The EZ-CLONE revenue for the nine months ended September 30, 2019 was $2,999,000 as compared to $0 for the nine months ended September 30, 2018.

Cost of Goods Sold

Cost of sales for the nine months ended September 30, 2019 increased by $1,923,000 to $4,551,000 from $2,628,000 for the nine months ended September 30, 2018. The increase resulted from the acquisition of EZ-CLONE on October 15, 2018.

Gross profit was $2,193,000 for the nine months ended September 30, 2019 as compared to a gross profit of $243,000 for the nine months ended September 30, 2018. The gross profit percentage was 32.5% for the nine months ended September 30, 2019 as compared to 8.5% for the nine months ended September 30, 2018. The increase was due increased sales, offset by lower cost of sales related to favorable product mix related to the acquisition of EZ-CLONE on October 15, 2018. EZ-CLONE reported a gross profit percentage of 51.1%.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2019 were $5,993,000 as compared to $3,221,000 for the nine months ended September 30, 2018. The variances were as follows: (i) an increase in non-cash other expenses of $1,220,000; (ii) an increase in EZ-CLONE expenses (primarily payroll and rent) of $1,078,000; and (iii) an increase in other expenses of $474,000 (primary payroll and sales and marketing expenses). As part of the general and administrative expenses for the nine months ended September 30, 2019, we recorded public relation, investor relation or business development expenses of $25,000 and $0 respectively. The increase resulted from increased sales personnel and the acquisition of EZ-CLONE on October 15, 2018.

Non-cash general and administrative expenses for the nine months ended September 30, 2019 included non-cash expenses of $1,220,000 including (i) depreciation of $69,000; (ii) amortization of intangible assets of $856,000; (iii) stock based compensation of $121,000 related to stock option grants and warrants; and (iv) common stock issued for services of $174,000.

Non-cash general and administrative expenses for the nine months ended September 30, 2018 were $379,000 including (i) depreciation and amortization of $50,000; (ii) stock based compensation of $176,000 related to stock option grants and warrants; (iii) common stock issued for services of $153,000.

Restructuring Expense

As of September 30, 2019, we closed retail stores in Portland, Maine, Encino, California and Calgary, Canada and online sales. Also we are expecting to close the sale of the flooring division located in Grand Prairie, Texas. We expects to reduce losses and cash costs by up to $100,000 per month starting October 1, 2019. As of September 30, 2019, we recorded restructuring expense of $306,000 for the sale of the flooring division and $250,000 for the closure of the retail stores and online sales.

Other Expense

Other expense for the nine months ended September 30, 2019 was $1,755,000 as compared to other expense of $5,599,000 for the nine months ended September 30, 2018. The other expense for the nine months ended September 30, 2019 included (i) change in derivative liability of $361,000; offset by (ii) interest expense of $410,000; and (iii) loss on debt conversions of $1,706,000. The change in derivative liability is the non-cash change in the fair value and relates to our derivative instruments. The non-cash interest related to accrued interest expense on our notes payable. The loss on debt conversions related to the conversion of our notes payable at prices below the market price.

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

Net Loss

Net loss for the nine months ended September 30, 2019 was $6,111,000 as compared to $8,577,000 for the nine months ended September 30, 2018 for the reasons discussed above.

Net loss for the nine months ended September 30, 2019 included non-cash expenses of non-cash expenses of $3,395,000 including (iii) depreciation of $69,000; (iv) restructuring reserve- retail stores, on line sales and flooring division of $555,000; (v) amortization of intangible assets of $856,000; (vi) stock based compensation of $121,000 related to stock option grants and warrants; (vii) common stock issued for services of $174,000; (vii) accrued interest on convertible notes payable of $185,000; (ix) loss on debt conversions of $1,707,000; and (x) noncontrolling interest in EZ-CLONE Enterprises, Inc. of $89,000; offset by (xi) change in derivative liability of $(361,000).

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

LIQUIDITY AND CAPITAL RESOURCES

We adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) Topic 205-40, Presentation of Financial Statements – Going Concern, which requires that management evaluate whether there are relevant conditions and events that, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern and to meet its obligations as they become due within one year after the date that the financial statements are issued.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. However, since inception, we have sustained significant operating losses and such losses are expected to continue for the foreseeable future. As of September 30, 2019, we had an accumulated deficit of $$147,198,605, cash and cash equivalents of $201,072 and a working capital deficit of $494,818, (less derivative liability, convertible debt, right of use liability and deferred revenue). Additionally, we used in operating activities $2,612,125, $3,854,506, and $2,082,493 for the nine months ended September 30, 2019 and the years ended December 31, 2018 and 2017 respectively. We will require additional cash funding to fund operations through November 2020. Accordingly, management has concluded that we do not have sufficient funds to support operations within one year after the date the financial statements are issued and, therefore, we concluded there was substantial doubt about the Company’s ability to continue as a going concern.

To fund further operations, we will need to raise additional capital. We may obtain additional financing in the future through the issuance of its common stock, or through other equity or debt financings. Our ability to continue as a going concern or meet the minimum liquidity requirements in the future is dependent on its ability to raise significant additional capital, of which there can be no assurance. If the necessary financing is not obtained or achieved, we will likely be required to reduce its planned expenditures, which could have an adverse impact on the results of operations, financial condition and our ability to achieve its strategic objective. There can be no assurance that financing will be available on acceptable terms, or at all. The financial statements contain no adjustments for the outcome of these uncertainties. These factors raise substantial doubt about the our ability to continue as a going concern and have a material adverse effect on our future financial results, financial position and cash flows.

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

We have $659,335 available under the Notes as of September 30, 2019, but cannot access the available funds.

Secured Advance Note with Crossover Capital Fund I LLC (“Crossover”)

We issued 5,000,000 shares of common stock to Crossover as a commitment fee that was valued at fair market value at $.005 per share. On September 20, 2019, we closed a Secured Advance Note with Crossover Capital Fund I LLC. We entered into the Crossover Note with the intent to acquire working capital to grow our businesses. The total amount of funding under the Crossover Note is $250,000. The Crossover Note carries an original issue discount of $57,400 and a transaction expense amount of $7,000, for total debt of $308,400. We agreed to reserve three times the number of shares based on the conversion value in case of default under the Crossover Note, if that occurs in the future. The Crossover Note is due in nine months and is repayable weekly at $9,205. The Crossover Note is convertible into our common stock at market value share subject to adjustment as provided for in the Crossover Note in the case of default. Our obligation to pay the Crossover Note, or any portion thereof, is secured by all of our assets. As of September 30, 2019, the outstanding principal balance due Crossover was $299,195 and we expensed the original issue discount of $57,400 and a transaction expense amount of $7,000. We also issued 5,000,000 shares of common stock to Crossover as a commitment fee that was valued at fair market value at $.005 per share.

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2019 was $2,612,000. This amount was primarily related to a net loss of $6,023,000 and (i) net working capital of $16,000; and (ii) non-cash expenses of $3,395,000 including (iii) depreciation of $69,000; (iv) restructuring reserve- retail stores, on line sales and flooring division of $555,000; (v) amortization of intangible assets of $856,000; (vi) stock based compensation of $121,000 related to stock option grants and warrants; (vii) common stock issued for services of $174,000; (vii) accrued interest on convertible notes payable of $185,000; (ix) loss on debt conversions of $1,707,000; and (x) noncontrolling interest in EZ-CLONE Enterprises, Inc. of $89,000; offset by (xi) change in derivative liability of $(361,000).

Investment Activities

Net cash used in investing activities for the nine months ended September 30, 2019 was $5,000. The amount related to the investment in purchased assets.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2019 was $484,000. The amount related to proceeds from note payable of $900,000 and proceeds of $250,000 from Crossover, offset by repayment of convertible notes payable of $659,000 and repayment of capital lease of $7,000.

Our contractual cash obligations as of September 30, 2019 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease cash payments	$1,119,903	$214,983	$439,092	$465,828	$-
Convertible notes payable	3,262,710	3,262,710	-	-	-
Notes payable and capital leases	105,385	105,385	-	-	-
Acquisition of 49% of EZ-CLONE Enterprises, Inc.	855,000	855,000	-	-	-
Capital expenditures	300,000	100,000	100,000	100,000	-
	$5,642,998	$4,538,078	$539,092	$565,828	$-

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

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of September 30, 2019, that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

b) Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2019, there were no changes in our internal controls over financial reporting during this fiscal quarter, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

If we not able to draw down all amounts possible under the Securities Purchase Agreement or if the Securities Purchase Agreement is terminated, we may be forced to curtail the scope of our operations or alter our business plan if other financing is not available to us.

Our common stock.

On October 17, 2017, we were informed by Alpine Securities Corporation (“Alpine”) that Alpine has demonstrated compliance with the Financial Industry Regulatory Authority (“FINRA”) Rule 6432 and Rule 15c2-11 under the Securities Exchange Act of 1934. We filed an amended application with the OTC Markets to list the Company’s common stock on the OTCQB and begin to trade on this market as of March 20, 2018. As of March 4, 2019, the Company no longer trades on the OTCQB, but is not quoted on the pink sheets quotation system as a result of the Company's bid price closing below $0.01 for more than 30 consecuttive calendar days.

This action had a material adverse effect on our business, financial condition and results of operations. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations, and divest all or a portion of our business.

We have been involved in Legal Proceedings.

We have been involved in certain disputes and legal proceedings as discussed in the section title “Legal Proceedings” within our Form 10-Q for the quarter year ended September 30, 2019. In addition, as a public company, we are also potentially susceptible to litigation, such as claims asserting violations of securities laws. Any such claims, with or without merit, if not resolved, could be time-consuming and result in costly litigation. There can be no assurance that an adverse result in any future proceeding would not have a potentially material adverse on our business, results of operations or financial condition.

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

We have experienced net losses since inception. As of September 30, 2019, we had an accumulated deficit of $147.2 million. There can be no assurance that we will achieve or maintain profitability.

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

If these companies were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our officers, directors, management and affairs. For example, these companies, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire.

Trading in our stock is limited by the SEC’s penny stock regulations.

Our stock is categorized as a penny stock. The SEC has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than US$ 5.00 per share or an exercise price of less than US $5.00 per share, subject to certain exclusions (e.g., net tangible assets in excess of $2,000,000 or average revenue of at least $6,000,000 for the last three years). The penny stock rules impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Finally, broker-dealers may not handle penny stocks under $0.10 per share.

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

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of September 30, 2019, there were approximately 3.86 billion shares of our common stock issued and outstanding.  In addition, as of September 30, 2019, there are also (i) stock option grants outstanding for the purchase of 82.5 million common shares at a $0.010 average exercise price; (ii) warrants for the purchase of 362.8 million common shares at a $0.023 average exercise price; and (iii) 118.4 million shares related to convertible debt that can be converted at $0.0025 per share.

In addition, we have an unknown number of common shares to be issued under the Crossover financing agreements in the case of default.

In addition, we have an unknown number of common shares to be issued under the Chicago Venture, Iliad and St. George financing agreements because the number of shares ultimately issued to Chicago Venture depends on the price at which Chicago Venture converts its debt to shares and exercises its warrants. The lower the conversion or exercise prices, the more shares that will be issued to Chicago Venture upon the conversion of debt to shares. We won’t know the exact number of shares of stock issued to Chicago Venture until the debt is actually converted to equity. If all stock option grant and warrant and contingent shares are issued, approximately 4.724 billion of our currently authorized 6 billion shares of common stock will be issued and outstanding.  For purposes of estimating the number of shares issuable upon the exercise/conversion of all stock options, warrants and contingent shares, we assumed the number of shares and average share prices detailed above.

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

During the three months ended September 30, 2019, we had the following sales of unregistered sales of equity securities.

Chicago Venture converted principal and accrued interest of $300,000 into 93,470, 977 shares of our common stock at a per share conversion price of $0.0031.

We issued 5,000,000 shares of common stock to Crossover as a commitment fee that was valued at fair market value at $.005 per share. On September 20, 2019, we closed a Secured Advance Note with Crossover Capital Fund I LLC (the "Crossover Note"). We entered into the Crossover Note with the intent to acquire working capital to grow our businesses. The total amount of funding under the Crossover Note is $250,000. The Crossover Note carries an original issue discount of $57,400 and a transaction expense amount of $7,000, for total debt of $308,400. We agreed to reserve three times the number of shares based on the conversion value in case of default under the Crossover Note, if that occurs in the future. The Crossover Note is due in nine months and is repayable weekly at $9,205. The Crossover Note is convertible into our common stock at market value share subject to adjustment as provided for in the Crossover Note in the case of default. Our obligation to pay the Crossover Note, or any portion thereof, is secured by all of our assets. As of September 30, 2019, the outstanding principal balance due Crossover was $299,195 and we expensed the original issue discount of $57,400 and a transaction expense amount of $7,000. We also issued 5,000,000 shares of common stock to Crossover as a commitment fee that was valued at fair market value at $.005 per share.

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

10.20
Rights Offering to Shareholders filed in Amendment No.1 of Form S-1. Filed with the SEC on September 18, 2018, and hereby incorporated by reference. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on September 21, 2018, and hereby incorporated by reference

10.21
Purchase and Sale agreement dated October 10, 2018 by and between GrowLife, Inc. and EZ-CLONE Enterprises LLC. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on October 18, 2018, and hereby incorporated by reference.

10.22
Compilation of Securities Purchase Agreement, Warrant, Secured Promissory Notes, and Security Agreement by and between GrowLife, Inc.. and Iliad Research and Trading , L.P. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on October 17, 2018, and hereby incorporated by reference.

10.23	Marco Hegyi Employment Agreement dated October 15, 2018. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on October 17, 2018, and hereby incorporated by reference.

10.24	Mark Scott Employment Agreement dated October 15, 2018. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on October 17, 2018, and hereby incorporated by reference.

10.25	Joseph Barnes Employment Agreement dated October 15, 2018. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on October 17, 2018, and hereby incorporated by reference.

10.26
Prospectus Supplement dated November 8, 2018 to Rights Offering to Shareholders filed in 424(b)(4) Prospectus filed with the SEC on October 18, 2018, and hereby incorporated by reference. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on November 16, 2018, and hereby incorporated by reference.

10.27
Prospectus Supplement dated November 16, 2018 to Rights Offering to Shareholders filed in 424(b)(4) Prospectus filed with the SEC on October 18, 2018, and hereby incorporated by reference. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on November 16, 2018, and hereby incorporated by reference.

10.28
Standard and Industrial Multi-Tenant Lease dated December 18, 2018 by and between Pensco Trust Company and GrowLife, Inc. Filed as an exhibit to the Company’s Form 10-K and filed with the SEC on March 8, 2019, and hereby incorporated by reference.

10.29
Termination of Existing Agreements and Release Agreement accepted February 15, 2019 entered into by and between GrowLife, Inc. and CANX USA LLC. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on February 20, 2019, and hereby incorporated by reference.

10.30
Compilation of Securities Purchase Agreement, Secured Promissory Notes, and Security Agreement by and between GrowLife, Inc. and Odyssey Research and Trading, LLC . Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on July 30, 2019, and hereby incorporated by reference.

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

GROWLIFE, INC.

(Registrant)

Date: November 12, 2019	By:	/s/ Marco Hegyi
Marco Hegyi
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 12, 2019	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer
(Principal Financial and Accounting Officer)