Form 10-K
period 2019-12-31
GROWLIFE, INC.
filed 2020-04-01
CIK 1161582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 2019

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

As of June 30, 2019 (the last business day of our most recently completed second fiscal quarter), based upon the last reported trade on that date, the aggregate market value of the voting and non-voting common equity held by non-affiliates (for this purpose, all outstanding and issued common stock minus stock held by the officers, directors and known holders of 10% or more of the Company’s common stock) was $23,254,528.

As of April 1, 2020, there were 29,282,602 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

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

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

THE COMPANY AND OUR BUSINESS

Forward-looking statements in this report reflect the good-faith judgment of our management, and the statements are based on facts and factors as we currently know them. Forward-looking statements are subject to risks, uncertainties and actual results, and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, but are not limited to, those discussed below as well as those discussed elsewhere in this report (including in Part II, Item 1A (Risk Factors)). Readers are urged not to place undue reliance on these forward-looking statements because they speak only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report.

On October 9, 2019, we approved the reduction of authorized capital stock, whereby the total number of our authorized common stock decreased from 6,000,000,000 by a ratio of 1 for 50, to 120,000,000 shares. On November 20, 2019, we filed a Certificate of Amendment of Certificate of Incorporation with the Secretary of State of the State of Delaware. As a result of the reduction, we have an aggregate 130,000,000 authorized shares consisting of : (i) 120,000,000 shares of common stock, par value $0.0001 per share, and (ii) 10,000,000 shares of preferred stock, par value $0.0001 per share.

The reverse stock split of 1 for 150 was effective at the open of business on November 27, 2019 whereupon the shares of common stock began trading on a split-adjusted basis. Our CUSIP number for our common stock changed to 39985X203. All warrant, option, share and per share information in this Form 10-K gives retroactive effect to the 1-for-150 reverse split with all numbers rounded up to the nearest whole share.

THE COMPANY AND OUR BUSINESS

GrowLife, Inc. (“GrowLife” or the “Company”) is incorporated under the laws of the State of Delaware and is headquartered in Kirkland, Washington. We were founded in 2012 with the Closing of the Agreement and Plan of Merger with SGT Merger Corporation.

FINANCIAL PERFORMANCE

First, our 2019 revenue of $8.2 million as compared to $4.6 million for last year ending December 31, 2018, overall grew about 80% over the prior year.

Second, gross profits, or revenue after our cost of sales, was reported at $2.5 million for the year ending December 31, 2019 as compared to last year’s $468,000, a 432% year-over-year increase. This is attributed to the acquisition of the EZ-CLONE Enterprises Inc. (“EZ-CLONE”) line of products, which brought in significantly higher margins along with our continuing GrowLife business revenue, resulting in blended gross margin of 30.2%, up from 10.2%.

Finally, the Company continues to generate growth by investing in its EZ-CLONE acquisition, sales and marketing efforts and a result reported a loss for the year ending December 31, 2019.  We believe that expansion spending is necessary in a high-growth market such as the cannabis, hemp and CBD-related businesses.

As of December 31, 2019, we had closed all of our retail stores which we had previously operated in Portland, Maine, Encino, California and Calgary, and Canada online sales. During 2019 we also divested from the flooring division located in Grand Prairie, Texas. As a result of these changes, we expect to reduce losses and cash outflows by up to $100,000 per month starting October 1, 2019. During the quarter ended September 30, 2019, we recorded a restructuring expense of $306,000 for the closure of the flooring division related to the equipment write down and $250,000 for the closure of the retail stores, related leases and online sales.

GROWLIFE’S EVOLUTION

GrowLife is the customer’s champion, always focused on where we can add value to their success. When we asked cultivators over the years how we can best help them, at first it was with access to the best products. So the Company grew, through acquisitions, to seven retail stores and an e-commerce site with 12,000 products to reach areas where our stores could not. Then, large-scale cultivation operations required consultative engagements, and a direct sales team with professional growing expertise was added. As a result, less retail traffic led us to close many stores and turn a few into distribution hubs. Then, the industry saw consolidation and major price drops where cost of operations became the biggest demand.

GrowLife set the goal of increasing margins and revenue through an acquisition needed to offset the low margins and reduce high debt financing. We also began researching Cube, an initiative to lower production costs of dry weight Cannabis Flower to $0.50 per gram for our customers. We went from a reseller company to a technology company, which required more capital and more acquisitions. In 2018, our gross margins were cut in half and losses grew to about the same as our revenue.

In 2019, with the EZ-CLONE acquisition, we achieved our goals by raising gross margins to over 30% and revenue to over $8 million. We also reached our Cube goal of producing $0.50 per gram. Cube’s greatest cost savings came from space management, which led to labor, energy and waste efficiencies. We have posted our operating manual online and are providing the materials in an open source manner. We will sell the higher margin materials and avoid carrying expensive Cube inventory in order to focus on our clone business.

GROWLIFE’S FUTURE

GrowLife’s Goal
Be the nation’s leading supplier of plant clones
that grow plant-based medicines through systems, services and partnerships.

In 2019, billions of plants were grown to serve the demand of the plant-based medicines, more commonly referred to as the Cannabis and CBD markets. The source of propagation, or initial planting, is seeding or cloning (starters). The leader in cloning systems is EZ-CLONE. The economics have favored seeds until recently where controlling genetics, gender and yield to control the crop output, focus on certain geographic locations equipped with tobacco infrastructure are becoming a strategic investment.

GrowLife Mission
Measure its success by its customer’s success;
serving cultivators of all sizes as a reliable business partner and its shareholders with value and trust.

Our EZ-CLONE systems come in many sizes for different size customers. We seek and partner with the best genetics and propagators in the country. And, we make the best long-term decisions for our shareholders to deliver value, including maintaining management continuity to best serve them. Promptly and diligently taking action to qualify the Company for re-uplist back to the OTCQB from the Pink Sheets is an example of the Company’s commitment to its shareholders.

GrowLife’s Vision
Our clones are the essential factor for our customers now
and in the long-term in today’s Hemp CBD and tomorrow’s Cannabinoid Industry.

In 2019, we grew greatly by supplying EZ-CLONE, our leading cloning systems, to our cultivators across the country as we prepared to supply Hemp CBD clones. In 2020 we plan to supply millions of EZ-CLONEZ clones to CBD farmers. We seek to continue to deliver on our mission with our shareholders as the CBD clone industry grows and our role in it.

WHY CLONES ARE THE GAME CHANGER

Toward the end of 2018, we announced the majority acquisition of EZ-CLONE Enterprises Inc. EZ-CLONE is the industry-leading supplier of commercial-grade cloning and propagation equipment. This was a part of this strategic positioning plank to shift from reselling other products and control our own destiny, with locking in on an essential component in the cultivator’s supply chain.

Cannabis cultivators have been cloning their favorite strains from mother plants for decades, using various outdated conventional methods, like tabletop growing. These methods are extremely labor and space intensive. As the demand for cannabis and CBD-rich hemp increases through further legalization, so will the demand for more and more starters, whether clones or seeds. And while cloning is the preferred method of production for many growers, cloning can be time and labor intensive, and takes a lot of space in most grow facilities.

In late 2017, EZ-CLONE developed its Commercial Pro System, which is one of the largest and most efficient aeroponic cloning systems on the market. It is commercially scalable and allows cultivators to clone high volumes of plants in a timeframe as short as 10 days, with the least amount of human and environmental resources consumed than ever previously seen. These systems decrease the need for resources such as labor and planting area, and we estimate that cultivators reduce their costs by over 20% per plant using CLONEs vs. seed, while simultaneously producing the highest-quality plants possible. This system is so unique, we recently announced a patent issuance on this system and hope to secure further intellectual property protection on EZ-CLONE products in the coming months and years.

In addition to the Commercial Pro System, the EZ-CLONE product line has systems of all sizes designed for any size grow room or facility, consumable products such as EZ-CLONE’s Rooting Compound, Cloning Collars, Clear Rez and other items needed to operate these systems. Since our acquisition, we have added a subscription-based service to provide monthly shipments to cultivators with everything necessary to clone in our systems, as well as struck a deal with technology company Emerald Metrics to add multi~~-~~spectral imaging add-ons to our Commercial Pro Systems that allow growers to see the health of their clones through any computer or mobile device.

We believe this illustrates how GrowLife is positioned as an innovator of this industry-leading cloning solution, to capitalize not only on the emerging cannabis industry but now the exploding hemp CBD industry. Cloning in the Cannabis industry where genetics is important can still be managed with seeds, but when it comes to CBD where genetic and gender control dictates yield of revenue and crop regulatory compliance is determined by exact genetic make-up, cloning becomes essential.

WHY CLONES

To position GrowLife as the industry leader in clones, we believe that we need to deliver both systems and the highest quality clones in the growing hemp and CBD industry. This puts us ahead of trends, and to be the primary source of clones as well as propagation machinery and consumables for the booming CBD-rich hemp industry.

CBD VALUE CHAIN OPPORTUNITY

We see the greatest opportunity for our Company in further positioning ourselves as the industry leader in plant cloning, and more specifically, as the leader in cloning of hemp plants grown for CBD extraction. Hemp production was legalized in December 2018 in the United States, subject to certain federal and state restrictions, creating a completely new market opportunity where countless farmers are switching their operations to hemp. Some conservative reports estimate that more than 500 million hemp plants were planted in 2019, with farmers looking to grow hemp to provide raw materials to the exploding CBD market. Unfortunately, a lot of hemp growers do not understand the intricacies of growing hemp, especially for CBD extraction. Not all hemp plants can be used to create CBD products. Plants need to be rich in CBD, not THC, be the correct gender, and be healthy and large enough to process. In order to achieve this, the only way to start plants is by using genetically modified and feminized seeds or through cloning.

While there are many forecasts where the CBD industry will be billions of dollars, there is a distinction between CBD and industrial hemp, retail and planting, etc. We believe these forecasts can be influenced by many factors such as the quality and availability of certain genetics and distribution, which provides access to markets normally not available such as the growing eco-system at this market’s stage. We believe analysts will continue to raise their CBD forecasts for the upcoming years, and more large companies from the personal care and beverage industries will debut CBD products and demand for raw hemp-based CBD will grow accordingly.

Additionally, we are seeing many hemp growers losing crop viability due to the way they are starting plants. Some are losing crops to cross-pollination and some are even being burned down by the DEA when they have too high of levels of THC. We believe this is a testament as to how much demand for hemp crops will continue to grow, and growers will continue to search for the best way to grow hemp to avoid these issues. And we see that cloning is the best way to ensure a healthy crop with the proper CBD/THC content. We plan to be the hemp CBD champion with our standard operating procedures (SOP), superior genetics and large-scaled propagated clones. We have made strides to reach hemp farmers and educate them on the benefits of cloning, launching our resource and sales channel at EZCLONEHemp.com, attending hemp-focused trade shows and ramping up our sales force in hemp-heavy states,  where traditional agricultural is making the switch to hemp. We hand pick the best seeds with the best genetics to produce the best clones.

EZ-CLONEZ ECONOMICS
To make a compelling case to farmers the cost of clone versus seeds must work. The table shows an example of how an EZ-CLONEZ clone, if priced at $5.00, would compare to a seed priced at $0.50, when fully factored.

The case shows a clone is 30% less than seeds. When purchased in greater quantities, the pricing is lower and therefore savings may be greater. Additional factors of the clones, which are not included, that farmers can look into are greater yields and consistency from genetics and acre density in certain climate areas that may increase revenue for greater return.

Overall, our EZ-CLONEZ business development consultants have over 100 years of combined cultivation experience to assure the right clone, genetics and SOP are provided.

SUMMARY

With our strategic investment in EZ-CLONE, we have positioned ourselves to capitalize on expanding market opportunity. Where EZ-CLONE was able to create a quality product with steady growth, GrowLife has grown it and continues to expand it with clones into the Hemp CBD market. Whether it be system or plants, GrowLife will provide the best clones in the market to our customers.

We believe with the revenue growth and increased margins described, our fundamentals are strong, our positioning is focused and our strategy is true. To put it is simply, we are ready and prepared to make our place in one of the largest shifts in mainstream wellness and agriculture in history.

Employees

As of December 31, 2019, we had twenty six full-time and part-time employees. Marco Hegyi, our Chief Executive Officer, is based in Kirkland, Washington. Mark E. Scott, our Chief Financial Officer, is based primarily in Seattle, Washington. We have approximately 12 full and part time employees located throughout the United States who operate our businesses. In addition, we employ 12 full-time and part-time employees at EZ-CLONE in Sacramento, CA. None of our employees are subject to a collective bargaining agreement or represented by a trade or labor union. We believe that we have a good relationship with our employees.

Key Partners

In 2019, we saw thousands of customers purchase through hundreds of retailers who purchased our EZ-CLONE products from our distributors, Hawthorne and Hydrofarm, as well as directly from us across varying states. In 2020, we see this retail walk-in purchasing sales strategy to serving cultivation facilities, online selling and direct sales to continue to serve our customers across the nation.

Our key suppliers include manufacturers for the production of our EZ-CLONE products. All the products purchased and resold are applicable to indoor growing for organics, greens, and plant-based medicines. In 2020 we have a new team of genetics and propagation partners who are facilitating the production of our EZ-CLONEZ clones in select states.

Competition

Covering two countries across all cultivator segments creates competitors that also serve as partners. Large commercial cultivators have found themselves willing to assume their own equipment support by buying large volume, purchased directly from certain suppliers and distributors such as Hawthorne and Hydrofarm. Other key competitors on the retail side consist of local and regional hydroponic resellers of indoor growing equipment. On the e-commerce business, GrowersHouse.com, Hydrobuilder.com and smaller online resellers using Amazon and eBay e-commerce market systems.

In the EZ-CLONEZ business, we expect the seed and many small clone providers in the Hemp CBD market to provide alternative to our products and compete with our products. Our propagation partners have been selected to have the capacity to serve large-scale farmers seeking to fulfill the demand for millions of clones.

Intellectual Property and Proprietary Rights

Our intellectual property consists of brands and their related trademarks and websites, customer lists and affiliations, product know-how and technology, and marketing intangibles.

Our other intellectual property is primarily in the form of trademarks and domain names. We also hold rights to several website addresses related to our business including websites that are actively used in our day-to-day business such as www.shopgrowlife.com, www.growlifeinc.com, and www.greners.com.

We have applied for two patents related to the vertical room Cube product previously discussed.

We have a policy of entering into confidentiality and non-disclosure agreements with our employees, some of our vendors and customers as necessary.

Acquisition of EZ-CLONE

On October 15, 2018, we closed the Purchase and Sale Agreement with EZ-CLONE Enterprises, Inc., a California corporation. EZ-CLONE is the manufacturer of multiple award-winning products specifically designed for the commercial cloning and propagation stage of indoor plant cultivation including cannabis, food, and other hydroponic farming. The total purchase price was $4 million of which $1,500,000 is payable in cash and $2.5 million payable in stock. At closing, we paid 51% of this amount totaling $2,040,000 via a (i) a cash payment of $645,000; and (ii) the issuance of 715,385 restricted shares of our common stock valued $1,395,000.

The October 15, 2018 agreement called for the Company, upon delivery of the remaining 49% of EZ Clone stock, to acquire such stock within one year for $1,960,000, payable as follows: (i) a cash payment of $855,000; and (ii) the issuance of Company’s common stock at a value of $1,105,000. On November 5, 2019, we amended the purchase agreement with one 24.5% owner obligating the Company to purchase the remaining 49% of stock by agreeing to a 20% extension fee ($171,000) of the $855,000 cash payable at the earlier of the closing of $2,000,000 in funding or nine months (July 2020). As of December 31, 2019, the $171,000 extension fee has not been paid and we continue in discussion with the shareholders about paying of the remaining purchase price payable.

Government Regulation

Currently, there are thirty three states plus the District of Columbia that have laws and/or regulation that recognize in one form or another legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. There are currently ten states and the District of Columbia that allow recreational use of cannabis. As of December 31, 2019, the policy and regulations of the Federal government and its agencies is that cannabis has no medical benefit and a range of activities including cultivation and use of cannabis for personal use is prohibited on the basis of federal law and may or may not be permitted on the basis of state law. Active enforcement of the current federal regulatory position on cannabis on a regional or national basis may directly and adversely affect the willingness of customers of GrowLife to invest in or buy products from GrowLife. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect revenues and profits of the GrowLife companies.

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

OUR COMMON STOCK

On October 17, 2017, we were informed by Alpine Securities Corporation (“Alpine”) that Alpine has demonstrated compliance with the Financial Industry Regulatory Authority (“FINRA”) Rule 6432 and Rule 15c2-11 under the Securities Exchange Act of 1934. We filed an amended application with the OTC Markets to list the Company’s common stock on the OTCQB and begin to trade on this market as of March 20, 2018. As of March 4, 2019, we began to trade on the Pink Sheet stocks system. Our bid price had closed below $0.01 for more than 30 consecutive calendar days. As of March 17, 2020, we commenced trading on the OTCQB Market ("OTCQB") after successfully up-listing from the OTC Pink Market.

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

Risks Related to Pandemics

The effects of the recent COVID-19 coronavirus pandemic are not immediately known, but may adversely affect our business, results of operations, financial condition, liquidity, and cash flow.

Presently, the impact of COVID-19 has not shown any imminent adverse effects on our business, especially since states across the United States—including California—has deemed cannabis businesses as “essential,” allowing our business to continue its operations. This notwithstanding, it is still unknown and difficult to predict what adverse effects, if any, COVID-19 can have on our business, or against the various aspects of same.

As of the date of this Annual Report, COVID-19 coronavirus has been declared a pandemic by the World Health Organization, has been declared a National Emergency by the United States Government and has resulted in several states being designated disaster zones. COVID-19 coronavirus caused significant volatility in global markets. The spread of COVID-19 coronavirus has caused public health officials to recommend precautions to mitigate the spread of the virus, especially as to travel and congregating in large numbers. In addition, certain states and municipalities have enacted, and additional cities are considering, quarantining and “shelter-in-place” regulations which severely limit the ability of people to move and travel and require non-essential businesses and organizations to close.

It is unclear how such restrictions, which will contribute to a general slowdown in the global economy, will affect our business, results of operations, financial condition and our future strategic plans.

Recent shelter-in-place and essential-only travel regulations could negatively impact our customers. In addition, while our products are manufactured in the United States, we still could experience significant supply chain disruptions due to interruptions in operations at any or all of our suppliers’ facilities or downline suppliers. If we experience significant delays in receiving our products we will experience delays in fulfilling orders and ultimately receiving payment, which could result in loss of sales and a loss of customers, and adversely impact our financial condition and results of operations. The current status of COVID-19 coronavirus closures and restrictions could also negatively impact our ability to receive funding from our existing capital sources as each business is and has been affected uniquely.

In addition, our headquarters are located in Kirkland, Washington which was also recently subject of large COVID-19 outbreak. In response, Washington State governor, Jay Inslee, mandated a minimum 2 week stay at home order with exceptions only for essential businesses. While these restrictions are relatively recent as of the date of this Annual Report, it is unclear at this time how these restrictions will be amended as the pandemic evolves. We believe that since we are an essential business, we are hopeful that COVID-19 closures will have only a limited effect on our operations and revenues.

Risks Related to Securities Markets and Investments in Our Securities

General securities market uncertainties resulting from the COVID-19 pandemic.

Since the outset of the pandemic the United States and worldwide national securities markets have undergone unprecedented stress due to the uncertainties of the pandemic and the resulting reactions and outcomes of government, business and the general population. These uncertainties have resulted in declines in all market sectors, increases in volumes due to flight to safety and governmental actions to support the markets. As a result, until the pandemic has stabilized, the markets may not be available to the Company for purposes of raising required capital.  Should we not be able to obtain financing when required, in the amounts necessary to execute on our plans in full, or on terms which are economically feasible we may be unable to sustain the necessary capital to pursue our strategic plan and may have to reduce the planned future growth and/or scope of our operations.

Risks Related to Our Business

Risks Associated with Securities Purchase Agreements with Chicago Venture Partners, L.P. (“Chicago Venture”), Iliad Research and Trading, L.P. (“Iliad”) and Odyssey Research and Trading, LLC, (“Odyssey”).

The Securities Purchase Agreements with Chicago Venture, Illiad and Odyssey will terminate if we file protection from its creditors, a Registration Statement on Form S-1 is not effective, and our market capitalization or the trading volume of our common stock does not reach certain levels. If terminated, we will be unable to draw down all or substantially all of Notes.

Our ability to require Chicago Venture, Illiad and Odyssey to fund the Notes is at mutual discretion, subject to certain limitations. Chicago Venture, Illiad and Odyssey are obligated to fund if each of the following conditions are met; (i) the average and median daily dollar volumes of our common stock for the twenty (20) and sixty (60) trading days immediately preceding the funding date are greater than $100,000; (ii) our market capitalization on the funding date is greater than $17,000,000; (iii) we are not in default with respect to share delivery obligations under the note as of the funding date; and (iv) we are current in our reporting obligations.

There is no guarantee that we will be able to meet the foregoing conditions or any other conditions under the Securities Purchase Agreements and/or Notes or that we will be able to draw down any portion of the amounts available under the Securities Purchase Agreements and/or Notes.

If we not able to draw down all amounts possible under the Securities Purchase Agreements or if the Securities Purchase Agreements are terminated, we may be forced to curtail the scope of our operations or alter our business plan if other financing is not available to us.

Risks Associated with EZ-CLONE Enterprises, Inc.

On October 15, 2018, we closed the Purchase and Sale Agreement with EZ-CLONE. EZ-CLONE is the manufacturer of multiple award-winning products specifically designed for the commercial cloning and propagation stage of indoor plant cultivation including cannabis, food, and other hydroponic farming. The total purchase price was $4 million of which $1,500,000 is payable in cash and $2.5 million payable in stock. At closing, we paid 51% of this amount totaling $2,040,000 via a (i) a cash payment of $645,000; and (ii) the issuance of 715,385 restricted shares of our common stock valued $1,395,000.

The October 15, 2018 agreement called for the Company, upon delivery of the remaining 49% of EZ Clone stock, to acquire such stock within one year for $1,960,000, payable as follows: (i) a cash payment of $855,000; and (ii) the issuance of Company’s common stock at a value of $1,105,000. On November 5, 2019, we amended the purchase agreement with one 24.5% owner obligating the Company to purchase the remaining 49% of stock by agreeing to a 20% extension fee ($171,000) of the $855,000 cash payable at the earlier of the closing of $2,000,000 in funding or nine months (July 2020). As of December 31, 2019, the $171,000 extension fee has not been paid and we continue in discussion with the shareholders about paying of the remaining purchase price payable.

Our acquisition of EZ-Clone thus far has been positive for our overall results of operations. Additionally, we have spent a significant amount of time and effort modifying our business plans and focuses toward the clone industry. If we fail to close on the remaining 49% of EZ-Clone we may experience direct consequences including, but not limited to, claims for breach of contract for failure to close on a contractual obligation.

Our common stock.

On October 17, 2017, we were informed by Alpine Securities Corporation (“Alpine”) that Alpine has demonstrated compliance with the Financial Industry Regulatory Authority (“FINRA”) Rule 6432 and Rule 15c2-11 under the Securities Exchange Act of 1934. We filed an amended application with the OTC Markets to list the Company’s common stock on the OTCQB and begin to trade on this market as of March 20, 2018. As of March 4, 2019, we began to trade on the OTC Pink Sheet stocks system because our bid price had closed below $0.01 for more than 30 consecutive calendar days. As of March 17, 2020, we commenced trading on the OTCQB Market ("OTCQB") after successfully up-listing from the OTC Pink Market.

This action had a material adverse effect on our business, financial condition and results of operations. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations, and divest all or a portion of our business.

We have been involved in Legal Proceedings.

We have been involved in certain disputes and legal proceedings as discussed in the section title “Legal Proceedings”. In addition, as a public company, we are also potentially susceptible to litigation, such as claims asserting violations of securities laws. Any such claims, with or without merit, if not resolved, could be time-consuming and result in costly litigation. There can be no assurance that an adverse result in any future proceeding would not have a potentially material adverse on our business, results of operations or financial condition.

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

Our history of net losses has raised substantial doubt about our ability to continue as a going concern, and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the years ended December 31, 2019 and 2018 with respect to this uncertainty. Accordingly, our ability to continue as a going concern will require us to seek alternative financing to fund our operations. This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. Future reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern.

We have a history of operating losses and there can be no assurance that we can again achieve or maintain profitability.

We have experienced net losses since inception. As of December 31, 2019, we had an accumulated deficit of $148.5 million. There can be no assurance that we will achieve or maintain profitability.

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

Risks Related to our Common Stock

Chicago Venture, Illiad and Odyssey could have significant influence over matters submitted to stockholders for approval.

As a result of funding from Chicago Venture, Iliad and Odyssey as previously detailed, they exercise significant control over us.

While there are limits on the ownership by each party, ff these companies were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our officers, directors, management and affairs. For example, these companies, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire.

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

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of December 31, 2019, there were approximately (i) 28,677,147 shares of common stock outstanding; (ii) stock option grants for the purchase of 550,000 shares of common stock at average exercise price of $1.491 per share; (iii) warrants to purchase an aggregate of we had warrants to purchase an aggregate of 2,418,834 shares of common stock with expiration dates between November 2021 and October 2028 at an exercise price of $3.465 per share; (iv) and unknown number of common shares to be issued under the Chicago Venture, Iliad and St. George financing agreements.

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

Our Convertible Notes Payable may require an adjustment in the current conversion price of $0.221 per share if we issue common stock, warrants or equity below the price that is reflected in the convertible notes payable. Our warrant with St. George may require an adjustment in the exercise price. The conversion price of the convertible notes and warrants will have an impact on the market price of our common stock. Specifically, if under the terms of the convertible notes the conversion price goes down, then the market price, and ultimately the trading price, of our common stock will go down. If under the terms of the convertible notes the conversion price goes up, then the market price, and ultimately the trading price, of our common stock will likely go up. In other words, as the conversion price goes down, so does the market price of our stock. As the conversion price goes up, so presumably does the market price of our stock. The more the conversion price goes down, the more shares are issued upon conversion of the debt which ultimately means the more stock that might flood into the market, potentially causing a further depression of our stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

Operating Leases

On May 31, 2019, we rented space at 5400 Carillon Point, Kirkland, Washington 98033 for $623 per month for our corporate office and use of space in the Regus network, including California. The agreement expires May 31, 2020.

On December 14, 2018, we entered into a lease agreement with Pensco Trust Company for a 28,000 square feet industrial space at 10170 Croydon Way, Sacramento, California 95827 used for the assembly and sales of plastic parts by EZ-CLONE. The monthly lease payment is $17,500 and increased approximately 3% per year. The lease expires on December 31, 2023.

Terminated Leases

On October 1, 2017, GrowLife Hydroponics, Inc. entered into a lease in Calgary, Canada. The monthly lease is approximately $3,246. The lease originally expired September 30, 2022. This lease was terminated effective September 30, 2019.

On December 19, 2017, GrowLife Innovations, Inc. entered into a lease in Grand Prairie, Texas dated October 9, 2017, for 5,000 square feet for the manufacturing and distribution of its flooring products. The monthly lease payment is $15,000. The lease originally expired December 1, 2022. This lease was terminated effective September 30, 2019 with the expected sale of the flooring division.

On July 2, 2018, GrowLife Hydroponics, Inc. entered into a store lease for 1,950 square feet in Portland, Maine. The monthly lease is approximately $2,113, with 3% increases in year two and three. The lease originally expired July 2, 2021. This lease was terminated effective September 30, 2019.

On August 31, 2018, GrowLife, Inc. entered into the Fourth Amendment to the Lease Agreement for the store in Encino, California. The monthly lease is approximately $6,720, with a 3% increase on March 1, 2019. The lease originally expired September 1, 2019 and the Company is required to provide six months’ notice to terminate the lease. This lease was terminated effective September 30, 2019.

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

Authorized Capital Stock

On October 9, 2019, we approved the reduction of authorized capital stock, whereby the total number of our authorized common stock decreased from 6,000,000,000 by a ratio of 1 for 50, to 120,000,000 shares. On November 20, 2019, we filed a Certificate of Amendment of Certificate of Incorporation with the Secretary of State of the State of Delaware. As a result of the reduction, we have an aggregate 130,000,000 authorized shares consisting of: (i) 120,000,000 shares of common stock, par value $0.0001 per share, and (ii) 10,000,000 shares of preferred stock, par value $0.0001 per share.

The 1 for 150 reverse stock split was effective at the open of business on November 27, 2019 whereupon the shares of common stock began trading on a split-adjusted basis under the new CUSIP, 39985X203.

Capital Stock Issued and Outstanding

As of December 31, 2019, we have issued and outstanding securities on a fully diluted basis, consisting of:

● 28,677,147 shares of common stock;
● Stock option grants for the purchase of 550,000 shares of common stock at average exercise price of $1.491 per share;
● Warrants to purchase an aggregate of 2,418,834 shares of common stock with expiration dates between November 2021 and October 2028 at an exercise price of $3.465 per share; and
● An unknown number of common shares to be issued under the Chicago Venture, Iliad and St. George financing agreements.

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

Warrants to Purchase Common Stock

As of December 31, 2019, we had warrants to purchase an aggregate of 2,418,834 shares of common stock with expiration dates between November 2021 and October 2028 at an exercise price of $3.465 per share, subject to adjustment..

Options to Purchase Common Stock

We have 1,333,333 shares available for issuance under the First Amended and Restated 2017 Stock Incentive Plan. We have outstanding unexercised stock option grants totaling 550,000 shares at an average exercise price of $1.491 per share as of December 31, 2019. The Company filed registration statements on Form S-8 to register 1,333,333 shares of our common stock related to the 2017 Stock Incentive Plan and First Amended and Restated 2017 Stock Incentive Plan.

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

Market Price of and Dividends on Common Equity and Related Stockholder Matters

On October 17, 2017, we were informed by Alpine Securities Corporation (“Alpine”) that Alpine has demonstrated compliance with the Financial Industry Regulatory Authority (“FINRA”) Rule 6432 and Rule 15c2-11 under the Securities Exchange Act of 1934. We filed an amended application with the OTC Markets to list the Company’s common stock on the OTCQB and begin to trade on this market as of March 20, 2018. As of March 4, 2019, we began to trade on the OTC Pink Sheet stocks system because our bid price had closed below $0.01 for more than 30 consecutive calendar days. As of March 17, 2020, we commenced trading on the OTCQB Market ("OTCQB") after successfully up-listing from the OTC Pink Market.

The quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions. Consequently, the information provided below was not be indicative of our common stock price under different conditions.

Period Ended	High	Low
Year Ending December 31, 2020
Through the Current Date	$0.490	$0.140

Year Ending December 31, 2019
December 31, 2019	$1.229	$0.315
September 30, 2019	$1.110	$0.495
June 30, 2019	$1.260	$0.825
March 31, 2019	$1.710	$1.050

Year Ending December 31, 2018
December 31, 2018	$3.390	$0.945
September 30, 2018	$2.775	$1.575
June 30, 2018	$4.200	$2.175
March 31, 2018	$7.425	$2.085

As of March 27, 2020, the closing price of the company's common stock was $.257 per share. As of April 1, 2020, there were 29,282,602 shares of common stock issued and outstanding. We have 137 stockholders of record. This number does not include over 101,000 beneficial owners whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

During the three months ended December 31, 2019, we had the following sales of unregistered sales of equity securities.

Chicago Venture converted principal and accrued interest of $312,872 into 1,357,262 shares of our common stock at a per share conversion price of $0.231.

Forglen LLC converted principal and accrued interest of $305,075 into 1,375,285 shares of our common stock at a per share conversion price of $0.222.

We issued 188,335 shares in conjunction with resolving a business matter. We valued the shares at $0.60 per share of $113,000 and such amount was expensed as loss on debt conversions during the twelve months ended December 31, 2019.

We issued 35,011 fractional shares as a result of the reverse stock split that was effective at the open of business on November 27, 2019.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2019 related to the equity compensation plan in effect at that time.

	(a)	(b)	(c)
Number of securities
remaining available
	Number of securities	Weighted-average	for future issuance
	to be issued upon	exercise price of	under equity compensation
	exercise of outstanding	outstanding options,	plan (excluding securities
Plan Category	options, warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plan
approved by shareholders	550,000	$1.491	745,441
Equity compensation plans
not approved by shareholders
Total	550,000	$1.491	745,441

ITEM 6.    SELECTED FINANCIAL DATA

In the following table, we provide you with our selected consolidated historical financial and other data. We have prepared the consolidated selected financial information using our consolidated financial statements for the years ended December 31, 2019 and 2018. When you read this selected consolidated historical financial and other data, it is important that you read along with it the historical financial statements and related notes in our consolidated financial statements included in this report, as well as Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended December 31,
	2019	2018	2017	2016	2015

STATEMENT OF OPERATIONS DATA:
Net revenue	$8,218	$4,573	$2,452	$1,231	$3,500
Cost of goods sold	5,669	4,105	2,181	1,276	2,981
Gross profit	2,549	468	271	(45)	519
General and administrative expenses	7,566	5,017	2,320	2,764	2,684
Operating (loss)	(5,017)	(4,549)	(2,049)	(2,809)	(2,165)
Other expense	(2,475)	(6,924)	(3,272)	(4,886)	(3,524)
Net loss before taxes	$(7,492)	$(11,473)	$(5,321)	$(7,695)	$(5,689)
Net loss	$(7,374)	$(11,473)	$(5,321)	$(7,695)	$(5,689)
Net loss per share	$(0.29)	$(0.58)	$(0.39)	$(0.96)	$(0.96)
Weighted average number of shares	25,145,036	19,858,753	13,630,143	7,983,773	5,895,658

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

On October 15, 2018, we closed the Purchase and Sale Agreement with EZ-CLONE Enterprises, Inc., a California corporation. EZ-CLONE is the manufacturer of multiple award-winning products specifically designed for the commercial cloning and propagation stage of indoor plant cultivation including cannabis, food, and other hydroponic farming. The total purchase price was $4 million of which $1,500,000 is payable in cash and $2.5 million payable in stock. At closing, we paid 51% of this amount totaling $2,040,000 via a (i) a cash payment of $645,000; and (ii) the issuance of 715,385 restricted shares of our common stock valued $1,395,000.

The October 15, 2018 agreement called for the Company, upon delivery of the remaining 49% of EZ Clone stock, to acquire such stock within one year for $1,960,000, payable as follows: (i) a cash payment of $855,000; and (ii) the issuance of Company’s common stock at a value of $1,105,000. On November 5, 2019, we amended the purchase agreement with one 24.5% owner obligating the Company to purchase the remaining 49% of stock by agreeing to a 20% extension fee ($171,000) of the $855,000 cash payable at the earlier of the closing of $2,000,000 in funding or nine months (July 2020). As of December 31, 2019, the $171,000 extension fee has not been paid and we continue in discussion with the shareholders about paying of the remaining purchase price payable.

RESULTS OF OPERATIONS

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from year-to-year.

(dollars in thousands)

	Years Ended December 31,
	2019	2018	$ Variance	% Variance
Net revenue	$8,218	$4,573	$3,645	79.7%
Cost of goods sold	5,669	4,105	1,564	-38.1%
Gross profit	2,549	468	2,081	444.7%
General and administrative expenses	7,010	5,017	1,993	-39.7%
Restructuring expense- flooring division	306	-	306	-100.0%
Restructuring expense- retail stores and online sales	250	-	250	-100.0%
Operating loss	(5,017)	(4,549)	(468)	-10.3%
Other income (expense):
Change in fair value of derivative	496	978	(482)	-49.3%
Interest expense, net	(1,204)	(1,321)	117	8.9%
Impairment of acquired assets	-	(62)	62	100.0%
Loss on debt conversions	(1,767)	(6,519)	4,752	72.9%
Total other expense, net	(2,475)	(6,924)	4,449	64.3%
Loss before income taxes	(7,492)	(11,473)	3,981	34.7%
Income taxes - current benefit	(118)	-	(118)	-100.0%
Net loss	$(7,374)	$(11,473)	$4,099	35.7%

YEAR ENDED DECEMBER 31, 2019 COMPARED TO THE YEAR ENDED DECEMBER 31, 2018

Net revenue for the year ended December 31, 2019 increased by $3,645,000 to $8,218,000 from $4,573,000 for the year ended December 31, 2018. The increase resulted from increased sales personnel and the acquisition of EZ-CLONE on October 15, 2018. The hydroponics revenue for the year ended December 31, 2019 was $4,487,000 as compared to $3,706,000 for the year ended December 31, 2018. The EZ-CLONE revenue from its line of products for the year ended December 31, 2019 was $3,731,000 as compared to $454,000 for the year ended December 31, 2018.

Cost of Goods Sold

Cost of sales for the year ended December 31, 2019 increased by $1,564,000 to $5,669,000 from $4,105,000 for the year ended December 31, 2018. The increase resulted from increased sales and from the from the acquisition of EZ-CLONE on October 15, 2018.

Gross profit was $2,549,000 for the year ended December 31, 2019 as compared to a gross profit of $468,000 for the year ended December 31, 2018. The gross profit percentage was 31.0% for the year ended December 31, 2019 as compared to 10.2% for the year ended December 31, 2018. The increase was due increased sales, offset by lower cost of sales related to favorable product mix related to the acquisition of the EZ-CLONE line of products on October 15, 2018. EZ-CLONE reported a gross profit percentage of 50.5%.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2019 were $7,010,000 as compared to $5,017,000 for the year ended December 31, 2018. The variances were as follows: (i) an increase in EZ-CLONE expenses (primarily payroll and rent) of $1,476,000;(iii) an increase in salaries and taxes of $202,000; (iv) an increase in sales and marketing expenses of $176,000; and (v) an increase in other expenses of $139,000. As part of the general and administrative expenses for the years ended December 31, 2019 and 2018, we recorded public relation, investor relation or business development expenses of $30,000 and $41,000 respectively. The overall increase in general and administrative expenses resulted from increased sales personnel, trade show and travel expenses and resulting from the acquisition of EZ-CLONE on October 15, 2018.

Non-cash general and administrative expenses for the year ended December 31, 2019 were $1,398,000 including (i) depreciation of $89,000; (ii) amortization of intangible assets of $838,000; (iii) stock based compensation of $158,000 related to stock option grants and warrants; and (iv) common stock issued for services of $312,000.

Non-cash general and administrative expenses for the year ended December 31, 2018 were $682,000 including (i) depreciation and amortization of $223,000; (ii) stock based compensation of $241,000 related to stock option grants and warrants; (iii) common stock issued for services of $218,000.

Restructuring Expense

We closed retail stores in Portland, Maine, Encino, California and Calgary, Canada and online sales as of September 30, 2019. Also, we closed the sale of the flooring division located in Grand Prairie, Texas. We reduced our losses and cash costs by up to $100,000 per month starting October 1, 2019. During the year ended December 31, 2019, we recorded restructuring expense of $306,000 for the sale of the flooring division and $250,000 for the closure of the retail stores and online sales.

Other Expense

Other expense for the year ended December 31, 2019 was $2,475,000 as compared to $6,924,000 for the year ended December 31, 2018. The other expense for the year ended December 31, 2019 included (i) benefit from the reduction in derivative liability of $496,000; offset by (ii) interest expense of $1,204,000; and (iii) loss on debt conversions of $1,776,000. The change in derivative liability is the non-cash change in the fair value and relates to our derivative instruments. The non-cash interest related to accrued interest expense on our notes payable. The loss on debt conversions related to the conversion of our notes payable at prices below the market price.

The other expense for the year ended December 31, 2018 included (i) benefit from the reduction in derivative liability of $978,000; offset by (ii) interest expense of $1,321,000; (iii) loss on debt conversions of $6,519,000; (iv) and impairment of acquired assets of $62,000. The change in derivative liability is the non-cash change in the fair value and relates to our derivative instruments. The non-cash interest related to the amortization of the debt discount associated with our convertible notes and accrued interest expense related to our notes payable. The loss on debt conversions related to the conversion of our notes payable at prices below the market price. The impairment of acquired assets related to the Encino operation.

Net Loss

Net loss for the year ended December 31, 2019 was $7,374,000 as compared to $11,473,000 for the for the year ended December 31, 2018 for the reasons discussed above. The Company’s shares of the 2019 and 2018 net loss was $7,285,445 and $11,444,781 after allocating a portion to non-controlling interest.

Net loss for the year ended December 31, 2019 included non-cash expenses of $4,160,000 including (iii) depreciation of $89,000; (iv) restructuring reserve- retail stores, on line sales and flooring division of $556,000; (v) amortization of intangible assets of $838,000; (vi) stock based compensation of $158,000 related to stock option grants and warrants; (vii) common stock issued for services of $313,000; (viii) non cash interest and amortization of debt discount of $,933,000; (ix) loss on debt conversions of $1,767,000; and offset by (xi) benefit from the reduction in derivative liability of $(494,000).

Net loss for the year ended December 31, 2018 included non-cash expenses of $7,477,000 including (i) depreciation and amortization of $223,000; (ii) stock based compensation of $241,000 related to stock option grants and warrants; (iii) common stock issued for services of $218,000. (iv) accrued interest and amortization of debt discount on convertible notes payable of $1,191,000; (v) loss on debt conversions of $6,519,000; (vi) impairment of acquired assets of $62,000; offset by (vii) benefit from the reduction in derivative liability of $978,000.

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

The accompanying financial statements have been prepared assuming that we will continue as a going concern. However, since inception, we have sustained significant operating losses and such losses are expected to continue for the foreseeable future. As of December 31, 2019, we had an accumulated deficit of $148,461,532, cash and cash equivalents of $40,834 and a working capital deficit of $1,815,503, (less derivative liability, convertible debt and right of use liability). Additionally, we used in operating activities $2,910,000, $3,855,000, and $2,082,000 for the years ended December 31, 2019, 2018 and 2017 respectively. We will require additional cash funding to fund operations through June 30, 2020. Accordingly, management has concluded that we do not have sufficient funds to support operations within one year after the date the financial statements are issued and, therefore, we concluded there was substantial doubt about the Company’s ability to continue as a going concern.

To fund further operations, we will need to raise additional capital. We may obtain additional financing in the future through the issuance of its common stock, or through other equity or debt financings. Our ability to continue as a going concern or meet the minimum liquidity requirements in the future is dependent on its ability to raise significant additional capital, of which there can be no assurance. If the necessary financing is not obtained or achieved, we will likely be required to reduce its planned expenditures, which could have an adverse impact on the results of operations, financial condition and our ability to achieve its strategic objective. There can be no assurance that financing will be available on acceptable terms, or at all. The financial statements contain no adjustments for the outcome of these uncertainties. These factors raise substantial doubt about our ability to continue as a going concern and have a material adverse effect on our future financial results, financial position and cash flows.

Securities Purchase Agreement, Secured Promissory Notes and Security Agreement with Chicago Venture Partners, L.P

On January 30, 2020, we executed the following agreements with CVP: (i) Securities Purchase Agreement; (ii) Secured Convertible Promissory Notes (“Notes”); and (iii) Security Agreement (collectively the “CVP Agreements”). We entered into the CVP Agreements with the intent to acquire working capital to grow our businesses.

The total amount of funding under the CVP Agreements is $500,000 in various tranches. The Notes carry an original issue discount of $50,000 and a transaction expense amount of $5,000, for total debt of $555,000. We agreed to reserve 53,333 shares of its common stock for issuance upon conversion of the Debt, if that occurs in the future. If not converted sooner, the Debt is due on or before January 29, 2021. The Debt carries an interest rate of ten percent (10%). The Debt is convertible, at CVP’s option, into our common stock at $0.30 per share subject to adjustment as provided for in the Notes As of April 1, 2020, we have received $500,000 under CVP Agreements. Our obligation to pay the Debt, or any portion thereof, is secured by all of our assets.

Operating Activities

Net cash used in operating activities for the year ended December 31, 2019 was $2,910,000. This amount was primarily related to a net loss of $7,285,000 and (i) net working capital increase of $215,000; and offset by (ii) non-cash expenses of $4,160,000 including (iii) depreciation of $89,000; (iv) restructuring reserve- retail stores, on line sales and flooring division of $556,000; (v) amortization of intangible assets of $838,000; (vi) stock based compensation of $158,000 related to stock option grants and warrants; (vii) common stock issued for services of $313,000; (viii) non cash interest and amortization of debt discount of $933,000; (ix) loss on debt conversions of $1,767,000; and offset by (xi) benefit from reduction in derivative liability of $(494,000).

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

Investment Activities

Net cash used in investing activities for the years ended December 31, 2019 and 2018 was $12,000 and $544,000, respectively. The 2019 amount related to the investment in property and equipment. The 2018 amount related to the $250,000 purchase of the remaining 49% of the flooring business on February 16, 2018 and the acquisition of $294,000 of fixed assets related to the 51% acquisition of EZ-Clone on October 15, 2018.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2019 and 2018 was $629,000 and $6,444,000, respectively. The 2019 amount related to proceeds from note payable of $1,416,000, offset by repayment of convertible notes payable of $779,000 and repayment of capital lease of $8,000. The 2018 amount related to (i) we received $2,533,000 under the Rights Offering; (ii) proceeds from notes payable of $2,825,000 by Chicago Venture and Iliad; (iii) $1,300,000 in the issuance of common stock by St. George; and (iv) a stock option exercise of $6,000.

Our contractual cash obligations as of December 31, 2019 are summarized in the table below:

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease cash payments	$881,683	$213,115	$439,092	$229,476	$-
Convertible notes payable and accrued interest	2,905,870	2,905,870	-	-	-
Notes payable and capital leases	104,144	104,144	-	-	-
Acquisition of 49% of EZ-CLONE Enterprises, Inc.	1,026,000	1,026,000	0	-	-
Capital expenditures	-	-	-	-	-
	$4,917,696	$4,249,128	$439,092	$229,476	$-

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The application of GAAP involves the exercise of varying degrees of judgment. On an ongoing basis, we evaluate our estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that of our significant accounting policies (see summary of significant accounting policies more fully described in Note 3 to Form 10-K for the year ended December 31, 2019), the following policies involve a higher degree of judgment and/or complexity:

Cash and Cash Equivalents - We classify highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.  At December 31, 2019, the Company had uninsured deposits in the amount of $0.

Accounts Receivable and Revenue – The company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which requires the application of the five-step-principles-based-accounting-model for revenue recognition. These steps include (1) a legally enforceable contract, written or unwritten is identified; (2) performance obligations in the contracts are identified; (3) the transaction price reflecting variable consideration, if any, is identified; (4) the transaction price is allocated to the performance obligations; and (5) revenue is recognized when the control of goods is transferred to the customer at a particular time or over time. Our hydroponic sales are cash or credit card. Our EZ-CLONE sales include credit cash, payments in advance, 3% discount upon receipt and, we extend thirty day terms to select customers. Accounts receivable are reviewed periodically for collectability.

Inventories - Inventories are recorded on a first in first out basis Inventory consists of raw materials, work in process and finished goods and components sold by EZ-CLONE to it distribution customers. In addition, finished goods includes products hydroponics, which is product purchased from distributors, and in some cases directly from the manufacturer, and resold to its hydroponics customers. Inventory is valued at the lower of cost or market. The reserve for inventory was $0 and $120,000 as of December 31, 2019 and 2018, respectively.

Fair Value Measurements and Financial Instruments – ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  This topic also establishes a fair value hierarchy, which requires classification based on observable and unobservable inputs when measuring fair value.  The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs).  The hierarchy consists of three levels:

Level 1 – Quoted prices in active markets for identical assets and liabilities;
Level 2 – Inputs other than level one inputs that are either directly or indirectly observable; and.
Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of December 31, 2019 and 2018 are based upon the short-term nature of the assets and liabilities.

Derivative financial instruments -We evaluate all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

Stock Based Compensation – We have share-based compensation plans under which employees, consultants, suppliers and directors may be granted restricted stock, as well as options to purchase shares of our common stock at the fair market value at the time of grant. Stock-based compensation cost is measured by us at the grant date, based on the fair value of the award, over the requisite service period using an estimated forfeiture rate. For options issued to employees, we recognize stock compensation costs utilizing the fair value methodology over the related period of benefit.  Grants of stock options and stock to non-employees and other parties are accounted for in accordance with the ASC 718.

Convertible Securities – Based upon ASC 815-15, we have adopted a sequencing approach regarding the application of ASC 815-40 to convertible securities issued subsequent to December 31, 2015. We will evaluate our contracts based upon the earliest issuance date.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Dismissal of SD Mayer and Associates, LLP

On October 3, 2019, we dismissed SD Mayer and Associates, LLP as our independent registered public accounting firm. The decision to change accountants was approved by the Company’s Audit Committee.

The SD Mayer reports on our consolidated financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit report of SD Mayer on the Company’s financial statements for fiscal years 2017 and 2018 contained an explanatory paragraph which noted that there was substantial doubt about the Company’s ability to continue as a going concern.

During the Company’s fiscal years ended December 31, 2017 and 2018 and through October 3, 2019, (i) there were no disagreements with SD Mayer on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to SD Mayer’s satisfaction, would have caused SD Mayer to make reference to the subject matter of such disagreements in its reports on the Company’s consolidated financial statements for such years, and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

Engagement of BPM LLP

On October 3, 2019 we, upon the Audit Committee’s approval, engaged the services of BPM LLP and as our new independent registered public accounting firm to audit our consolidated financial statements as of December 31, 2019 and for the year then ended. BPM will be performing reviews of the unaudited consolidated quarterly financial statements to be included in our quarterly reports on Form 10-Q going forward.

During each of our two most recent fiscal years and through the date of this report, (a) we have not engaged BPM as either the principal accountant to audit our financial statements, or as an independent accountant to audit a significant subsidiary of the Company and on whom the principal accountant is expected to express reliance in its report; and (b) we or someone on its behalf did not consult with BPM with respect to (i) either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, or (ii) any other matter that was either the subject of a disagreement or a reportable event as set forth in Items 304(a)(1)(iv) and (v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of December 31, 2019, that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Management identified the following material weakness during its assessment of internal controls over financial reporting:

Audit Committee:

The current Audit Committee has two independent directors, but the audit committee Chairman is our CEO and Chairman of the Board. We need an independent financial expert to fulfill this role as audit committee chairman for proper governance. We expect to expand this committee during 2020.

b) Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2019, there were no changes in our internal controls over financial reporting, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There were no disclosures of any information required to be filed on Form 8-K during the three months ended December 31, 2019 that were not filed.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information about our current directors and executive officers as of December 31, 2019:

Name	Age	Positions and Offices Held	Since
Management Directors
Marco Hegyi	62	Director	December 9, 2013
		Chairman of the Board	April 1, 2016- October 23, 2017 and December 6, 2018
		Chief Executive Officer	April 1, 2016
		President	December 4, 2013
		Interim Audit Committee Chairman	December 6, 2018
Mark E. Scott	66	Chief Financial Officer	July 31, 2014
		Secretary	February 14, 2017
		Director	February 14, 2017
Independent Directors
Katherine McLain	54	Director	February 14, 2017
		Compensation Committee Chairman	December 6, 2018
Thom Kozik	59	Director	October 5, 2017
Other Named Executives
Joseph Barnes	47	Executive Vice President of GrowLife Hydroponics, Inc.	August 16, 2017
		Senior Vice President of Business Development	October 10, 2014

All directors hold office until their successors are duly appointed or until their earlier resignation or removal.

Business Experience Descriptions

Set forth below is certain biographical information regarding each of our executive officers and directors.

Marco Hegyi – Mr. Hegyi joined GrowLife as its President and a Member of its Board of Directors on December 9, 2013 and was appointed as Chairman of the Nominations and Governance Committee and a member of the Compensation Committee on June 3, 2014.  Mr. Hegyi was appointed as CEO and Chairman of GrowLife effective on April 1, 2016. On October 23, 2017, Mr. Hegyi was appointed as Chairman of GrowLife, Chairman of the Nominations and Governance Committee or a member of the Compensation Committee. Effective December 6, 2018, Mr. Hegyi serves as Chairman of the Board, a Member of the Board of Directors, Chief Executive Officer, President, Interim Audit Committee Chairman and as a Member of the Compensation and Nominations and Governance Committees.

Mr. Hegyi served as an independent director of Know Labs, Inc., fka Visualant, Inc. from February 14, 2008 and as Chairman of the Board from May 2011 and served at the Chairman of the Audit and Compensation committees until his departure on February 2015. Mr. Hegyi was a principal with the Chasm Group from 2006 to January 2014, where he provided business consulting services.  As a management consultant, Mr. Hegyi applied his extensive technology industry experience to help early-stage companies and has been issued 10 US patents.

Prior to working as a consultant in 2006, Mr. Hegyi served as Senior Director of Global Product Management at Yahoo! Prior to Yahoo!, Mr. Hegyi was at Microsoft from 2001 to 2006 leading program management for Microsoft Windows and Office beta releases aimed at software developers.  While at Microsoft, he formed new software-as-a-service concepts and created operating programs to extend the depth and breadth of the company’s unparalleled developer eco-system, including managing offshore, outsource teams in China and India, and being the named inventor of a filed Microsoft patent for a business process in service delivery.

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

Mark E. Scott – Mr. Mark E. Scott was re-appointed to the Board of Directors and Secretary of GrowLife, Inc. on February 14, 2017. Mr. Scott was previously a member of the Board of Directors and Secretary of GrowLife, Inc. from May 2014 until his resignation on October 18, 2015. Mr. Scott was appointed our Consulting Chief Financial Officer on August 31, 2014 and Chief Financial Officer on November 1, 2017.

Mr. Scott served as Chief Financial Officer, Secretary and Treasurer of Know Labs, Inc., from May 2010 to August 31, 2016.. Mr. Scott provides consulting services to other entities from time to time. Mr. Scott has significant financial, capital market and relations experience in public and private microcap companies.   Mr. Scott is a certified public accountant and received a Bachelor of Arts in Accounting from the University of Washington.

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

Thom Kozik- Thom Kozik joined GrowLife as a Member of its Board of Directors on October 5, 2017 and was appointed a member of the Audit Committee on October 23, 2017. Mr. Kozik was appointed to the Nominations & Governance and Compensation Committees and serves on the Audit Committee as of December 6, 2018. From 2013 through 2014, Mr. Kozik served as Chief Operating Office of Omnia Media in Los Angeles, a leading YouTube Multichannel Network delivering over 1 billion monthly video views, and almost 70 million global Millennial subscribers. Thom assisted the company’s CEO/founder in building the team, refining product strategy, and securing additional funding. In December 2014, Mr. Kozik took on the role of VP, Global Marketing/Loyalty for Marriott International, having been recruited to fundamentally transform the hospitality industry’s longest-running loyalty program. Thom also led the merging of two of the industry’s most powerful programs with Marriott’s acquisition of Starwood Hotels & Resorts in 2016. From March 1, 2018 to January 2020, Mr. Kozik served as Chief Commercial Officer of Loyyal Corporation, a technology firm providing services to enterprise clients in the Travel & Hospitality sector. In his decades of experience with corporations such as Marriott International, Microsoft, Yahoo, and Atari, along with several startups, he has held executive roles in marketing, business development, and product development. Over the past decade Kozik’s core focus has been the behavioral economics of online consumers and communities, and methods to maximize their lifetime value, and leveraging technology to reduce acquisition costs while increasing retention.

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

Mr. Barnes made the progressive and entrepreneurial decision to work with GrowLife after seeing the agricultural benefits of indoor growing. He is deeply passionate about clean and sustainable grows and has deep relationships with many trusted cultivators. He holds extensive knowledge of indoor growing methods with concentrating on maximizing the yields for clean and healthy crops.

Barnes was a highly regarded snowboard instructor in Vail, Colorado prior to joining GrowLife. He worked with many top snowboard professionals and received a Level 1 certification from American Association Snowboard Instructors (AASI). Before his days on the slopes, Barnes was also a recruiting manager focusing on placing senior executives with international pharmaceutical/biotech companies. He also owned and operated Chrome Night Life Arena, a 20,000 square foot indoor/outdoor venue based in Philadelphia with more than 65 employees.

Certain Significant Employees

There are no significant employees required to be disclosed under Item 401(c) of Regulation S-K.

Family Relationships

There are no family relationships among our directors and executive officers. We employee a sales administrator and Vice President of Administration/ corporate controller that are related to executive officers. The two employees to not report directly to the executive officers.

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

Audit	Compensation	Nominations and Governance
Marco Hegyi (Interim Chairman)	Katherine McLain (Chairman)	Katherine McLain (Chairman)
Thom Kozik	Marco Hegyi	Marco Hegyi
Katherine McLain	Thom Kozik	Thom Kozik

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

Based solely on a review of copies of reports furnished to us, as of December 31, 2019 our executive officers, directors and 10% holders complied with all filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of Compensation Program

This Compensation Discussion and Analysis describes the material elements of compensation awarded to, earned by or paid to each of our executive officers named in the Compensation Table on page __ under “Remuneration of Executive Officers” (the “Named Executive Officers”) who served during the year ended December 31, 2019. This compensation discussion primarily focuses on the information contained in the following tables and related footnotes and narrative for the last completed fiscal year. We also describe compensation actions taken after the last completed fiscal year to the extent that it enhances the understanding of our executive compensation disclosure. The principles and guidelines discussed herein would also apply to any additional executive officers that the Company may hire in the future.

The Compensation Committee of the Board has responsibility for overseeing, reviewing and approving executive compensation and benefit programs in accordance with the Compensation Committee’s charter.  The members of the Compensation Committee are Marco Hegyi, Thom Kozik and Katherine McLain. We expect to appoint one independent Directors to serve on the Compensation Committee during 2019.

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

Setting Executive Compensation

The Compensation Committee believes that compensation for the Company’s executive officers must be managed to what we can afford and in a way that allows for us to meet our goals for overall performance. During 2019 and 2018, the Compensation Committee and the Board compensated its Chief Executive Officers, President and Chief Financial Officer at the salaries indicated in the compensation table. This compensation reflected our financial condition. The Compensation Committee does not use a peer group of publicly traded and privately-held companies in structuring the compensation packages.

Executive Compensation Components for the Year Ended December 31, 2019

The Compensation Committee did not use a formula for allocating compensation among the elements of total compensation during the year that ended December 31, 2019. The Compensation Committee believes that in order to attract and retain highly effective people it must maintain a flexible compensation structure. For the year that ended December 31, 2019, the principal components of compensation for named executive officers were base salary.

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

The Named Executive Officers received stock option grants and warrants during the year ended December 31, 2019 as outlined below.

Retirement and Other Benefits

We have no other retirement, savings, long-term stock award or other type of plans for the Named Executive Officers.

Perquisites and Other Personal Benefits

During the year ended December 31, 2019, we provided the Named Executive Officers with medical insurance and nominal health club benefits. The Company paid $10,273 in life insurance for Mr. Hegyi and $27,357 in insurance for Mr. Scott. No other perquisites or other personal benefits were provided to Named Executive Officers. The committee expects to review the levels of perquisites and other personal benefits provided to Named Executive Officers annually.

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

COMPENSATION COMMITTEE REPORT

The Compensation Committee, sets and administers policies that govern the Company's executive compensation programs, and incentive and stock programs. The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for year ended December 31, 2019.

THE COMPENSATION COMMITTEE

Katherine McLain (Chairman)
Marco Hegyi
Thom Kozik

EXECUTIVE COMPENSATION

REMUNERATION OF EXECUTIVE OFFICERS

The following table provides information concerning remuneration of the chief executive officer, the chief financial officer and another named executive officer for the years ended December 31, 2019 and 2018:

Summary Compensation Table

					Non-Equity
					Incentive
				Stock	Plan	Option	Other
		Salary	Bonus	Awards	Compensation	Awards	Compensation	Total
Principal Position		($)	($)	($) (1)	($)	($)	($)	($)
Marco Hegyi, Chief Excutive Officer, Chairman of the Board and Director (2)	12/31/19	$275,000	$20,227	$-	$-	$-	$106,273	$401,500
	12/31/18	$255,234	$20,000	$-	$-	$-	$285,023	$560,257

Mark E. Scott, Chief Financial Officer and Director (3) 12/31/19	12/31/19	$165,000	$20,227	$-	$-	$-	$27,357	$212,584
	12/31/18	$147,140	$20,000	$-	$-	$40,000	$27,018	$234,158

Joseph Barnes,President of GrowLife Hydroponics, Inc. (4) 12/31/19	12/31/19	$165,000	$20,227	$-	$-	$-	$-	$185,227
	12/31/18	$152,515	$20,000	$-	$-	$36,000	$-	$208,515

(1) These amounts reflect the grant date market value as required by Regulation S-K Item 402(n)(2), computed in accordance with FASB ASC Topic 718.

Mr. Hegyi was paid a salary of $275,000 during the period October 15, 2018 to December 31, 2019 and a salary of $250,000 during the period January 1, 2018 to October 14, 2018. Mr. Hegyi received a discretionary bonus of $20,227 and $20,000 during the years ended December 31, 2019 and 2018, respectively. We paid life insurance of $10,273 for Mr. Hegyi during the years ended December 31, 2019 and 2018, respectively. On October 21, 2018, a 5 year Warrant for Mr. Hegyi to purchase up to 66,666 shares of our common stock at an exercise price of $1.50 per share vested. On October 15, 2018, Mr. Hegyi received Warrants to purchase up to 320,000 shares of our common stock at an exercise price of $1.80 per share and which vest on October 15, 2018, 2019 and 2020. The Warrants are exercisable for 5 years. The warrants were valued at $192,000. The Company recorded compensation expense of $96,000 and $18,000 respectively for the years ended December 31, 2019 and 2018. In 2018, we also recorded stock compensation expense of $178,750 related the vesting of a warrant originally issued in 2016.

(3) Mr. Scott was paid a salary of $165,000 during the period October 15, 2018 to December 31, 2019 and a salary of $150,000 during the period January 1, 2018 to October 14, 2018. Mr. Scott received a discretionary bonus of $20,227 and $20,000 during the years ended December 31, 2019 and 2018, respectively. Mr. Scott was reimbursed $20,357 and $27,018 for insurance expenses during the years ended December 31, 2019 and 2018, respectively. On October 15, 2018, an entity controlled by Mr. Scott was granted an option to purchase 133,333 shares of common stock at an exercise price of $1.80 per share. The stock option grant vests quarterly over three years and are exercisable for 5 years. The stock option grant was valued at $40,000. We recorded $13,333 and $2,833 as compensation expense for the years ended December 31, 2019 and 2018, respectively.

(4) Mr. Barnes was paid a salary of $165,000 during the period October 15, 2018 to December 31, 2019 and a salary of $150,000 during the period January 1, 2018 to October 14, 2018. Mr. Barnes received a discretionary bonus of $20,227 and $20,000 during the years ended December 31, 2019 and 2018, respectively. On October 15, 2018, Mr. Barnes was granted an option to purchase 120,000 shares of common stock at an exercise price of $1.80 per share. The stock option grant vests quarterly over three years and are exercisable for 5 years. The stock option grant was valued at $36,000. We recorded $12,000 and $2,550 as compensation expense for the years ended December 31, 2019 and 2018, respectively.

Grants of Stock Based Awards during the year ended December 31, 2019

The Compensation Committee did not grant any stock based awards or performance-based incentive compensation to the Named Executive Officers for the year ended December 31, 2019.

Outstanding Equity Awards as of December 31, 2019

The Named Executive Officers had the following outstanding equity awards as of December 31, 2019:

	Option Awards					Stock Awards
	Number of	Number of	Number of					Number of	Market or
	Securities	Securities	Securities			Number of	Market Value	Unearned Shares,	Payout Value of
	Underlying	Underlying	Underlying			Shares or Units	of Shares or	Units or Other	Unearned Shares,
	Unexercised	Unexercised	Unexercised	Option		of Stock	Units of	Rights That	Units, or Other
	Options	Options	Unearned	Exercise	Option	That Have Not	Stock That	Have Not	Rights That Have
	Exercisable	Unexerciseable	Options	Price	Expiration	Vested	Have Not Vested	Vested	Not Vested
Name	(#)	(#)	(#)	($) (1)	Date	(#)	($)	(#)	($)
Marco Hegyi (2)	-	-	-	$-		-	$-	-	$-

Mark E. Scott (3)	26,667	-	-	$1.500	07/01/22	-	$-	-	$-
	60,000	20,000	-	$0.900	10/15/22	-	$-	-	$-
	55,556	77,778	-	$1.800	10/23/23	-	$-	-	$-

Joseph Barnes (4)	53,333	-	-	$1.500	10/10/22	-	$-	-	$-
	50,000	16,667	-	$1.050	10/25/22	-	$-	-	$-
	50,000	70,000	-	$1.800	10/23/23	-	$-	-	$-

(1) These amounts reflect the grant date market value as required by Regulation S-K Item 402(n)(2), computed in accordance with FASB ASC Topic 718.

(2) On October 15, 2018, an entity controlled by Mr. Scott was granted an option to purchase 133,333 shares of common stock at an exercise price of $1.80 per share. The stock option grant vests quarterly over three years and is exercisable for 5 years. The stock option grants were valued at $40,000. We recorded $13,333 and $2,833 as compensation expense for the years ended December 31, 2019 and 2018, respectively.

(3) On October 15, 2018, Mr. Barnes was granted an option to purchase 120,000 shares of common stock at an exercise price of $1.80 per share. The stock option grant vests quarterly over three years and is exercisable for 5 years. The stock option grant was valued at $36,000. We recorded $12,000 and $2,550 as compensation expense for the years ended December 31, 2019 and 2018, respectively.

Option Exercises for the year ended December 31, 2019

Mr. Hegyi, Scott and Barnes did not have any option exercised during the year ended December 31, 2019.

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

Mr. Hegyi received 320,000 warrants in October 2018 as follows: (i) Warrant to purchase up to 106,667 shares of our common stock at an exercise price of $1.80 per share which vested immediately: and (ii) two Warrants to purchase up to 106,667 shares of our common stock at an exercise price of $1.80 per share. One warrant for 106,667 shares of our common stock vested on October 15, 2019. Additional warrants for 106,667 shares of our common stock vest on October 15, 2020 and 2021, respectively. The Warrants are exercisable for 5 years.

Mr. Hegyi is entitled to participate in all group employment benefits that are offered by us to its senior executives and management employees from time to time, subject to the terms and conditions of such benefit plans, including any eligibility requirements. In addition, we will purchase and maintain during the Term an insurance policy on Mr. Hegyi’s life in the amount of $2,000,000 payable to Mr. Hegyi’s named heirs or estate as the beneficiary.

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

Employment Agreement with Mark E. Scott

On October 15, 2018, the Compensation Committee approved an Employment Agreement with Mark E. Scott pursuant to which we engaged Mr. Scott as its Chief Financial Officer through October 15, 2021. Mr. Scott’s previous Agreement was cancelled.

Mr. Scott’s annual compensation is $165,000. Mr. Scott is also entitled to receive an annual bonus equal to two percent (2%) of the Company’s EBITDA for that year. The annual bonus shall be paid no later than 31 days following the end of each calendar year.

Mr. Hegyi received 320,000 warrants in October 2018 as follows: (i) Warrant to purchase up to 106,667 shares of our common stock at an exercise price of $1.80 per share which vested immediately: and (ii) two Warrants to purchase up to 106,667 shares of our common stock at an exercise price of $1.80 per share. One warrant for 106,667 shares of our common stock vested on October 15, 2019. Additional warrants for 106,667 shares of our common stock vest on October 15,2020 and 2021, respectively. The Warrants are exercisable for 5 years.

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

Employment Agreement with Joseph Barnes

On October 15, 2018, the Compensation Committee approved an Employment Agreement with Joseph Barnes pursuant to which we engaged Mr. Barnes as President of the GrowLife Hydroponics Company through October 15, 2021. Mr. Barnes’s previous Agreement was cancelled.

Mr. Barnes’s annual compensation is $165,000. Mr. Barnes is also entitled to receive an annual bonus equal to two percent (2%) of the Company’s EBITDA for that year. The annual bonus shall be paid no later than 31 days following the end of each calendar year.

The Board of Directors granted Mr. Barnes an option to purchase 120,000 shares of our Common Stock under the Company’s 2017 Amended and Restated Stock Incentive Plan at an exercise price of $1.80 per share. The Shares vest quarterly over three years. All options will have a five-year life and allow for a cashless exercise. The stock option grant is subject to the terms and conditions of our Amended and Restated Stock Incentive Plan, including vesting requirements.  In the event that Mr. Barnes’s continuous status as employee to us is terminated by us without Cause or Mr. Barnes terminates his employment with us for Good Reason as defined in the Barnes Agreement, in either case upon or within twelve months after a Change in Control as defined in our Amended and Restated Stock Incentive, then 100% of the total number of Shares shall immediately become vested.

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

Potential Payments upon Termination or Change in Control

The Company’s Employment Agreement with Marco Hegyi has provisions providing for severance payments as detailed below.

		Early	Not For Good	Change in
Executive	For Cause	or Normal	Cause	Control	Disability
Payments Upon	Termination	Retirement	Termination	Termination	or Death
Separation	on 12/31/19	on 12/31/19	on 12/31/19	on 12/31/19	on 12/31/19
Compensation:
Base salary (1)	$-	$-	$575,000	$575,000	$-
Performance-based incentive
compensation	$-	$-	$-	$-	$-
Stock options	$-	$-	$-	$-	$-

Benefits and Perquisites:
Health and welfare benefits	$-	$-	$-	$-	$-
Accrued vacation pay	$-	$-	$-	$-	$-

Total	$-	$-	$575,000	$575,000	$-

(1)
Reflects amounts to be paid upon termination without cause and upon termination in a change of control, less any months worked. All outstanding warrants fully vest under certain conditions.

The Company’s Employment Agreement with Mark E. Scott has provisions providing for severance payments as detailed below.

		Early	Not For Good	Change in
Executive	For Cause	or Normal	Cause	Control	Disability
Payments Upon	Termination	Retirement	Termination	Termination	or Death
Separation	on 12/31/19	on 12/31/19	on 12/31/19	on 12/31/19	on 12/31/19
Compensation:
Base salary (1)	$-	$-	$41,250	$41,250	$-
Performance-based incentive
compensation	$-	$-	$-	$-	$-
Stock options	$-	$-	$-	$-	$-

Benefits and Perquisites:
Health and welfare benefits	$-	$-	$-	$-	$-
Accrued vacation pay	$-	$-	$-	$-	$-

Total	$-	$-	$41,250	$41,250	$-

(1)
Reflects amounts to be paid upon termination without cause and upon termination in a change of control. All outstanding stock options vests fully vest under certain conditions.

The Company’s Employment Agreement with Joe Barnes has provisions providing for severance payments as detailed below.

		Early	Not For Good	Change in
Executive	For Cause	or Normal	Cause	Control	Disability
Payments Upon	Termination	Retirement	Termination	Termination	or Death
Separation	on 12/31/19	on 12/31/19	on 12/31/19	on 12/31/19	on 12/31/19
Compensation:
Base salary (1)	$-	$-	$41,250	$41,250	$-
Performance-based incentive
compensation	$-	$-	$-	$-	$-
Stock options	$-	$-	$-	$-	$-

Benefits and Perquisites:
Health and welfare benefits	$-	$-	$-	$-	$-
Accrued vacation pay	$-	$-	$-	$-	$-

Total	$-	$-	$41,250	$41,250	$-

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

During year ended December 31, 2019, Marco Hegyi and Mr. Scott did not receive any compensation for their service as directors. The compensation disclosed in the Summary Compensation Table on page __ represents the total compensation.

Director Summary Compensation

				Non-Equity	Non-Qualified
	Fees Earned			Incentive	Deferred
	or Paid in			Plan	Compensation	Other
	Cash	Stock	Option	Compensation	Earnings	Compensation
Name	$	Awards (1)	Awards	($)	$	($)	Total
Katherine McLean (2)	-	$60,000	-	-	-	-	$60,000

Thom Kozik (3)	-	60,000	-	-	-	-	60,000

	$-	$120,000	$-	$-	$-	$-	$120,000

(1)
These amounts reflect the grant date market value as required by Regulation S-K Item 402(n)(2), computed in accordance with FASB ASC Topic 718.

(2) On February 22, 2019, we issued 54,054 shares of our common stock to Katherine McLain that was valued at $1.11 per share or $60,000.

(3) On February 22, 2019, we issued 54,054 shares of our common stock to Thom Kozik that was valued at $1.11 per share or $60,000.

Compensation Paid to Board Members

Our independent non-employee directors are not compensated in cash.  The only compensation has been in the form of stock awards. There is a stock compensation plan for independent non-employee directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of our common stock as of December 31, 2019 by:

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

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percentage (1)
Directors and Named Executive Officers-
Marco Hegyi (2)	413,334	1.4%
Mark E. Scott (3)	228,889	*
Katherine McLain (4)	86,675	*
Thom Kozik (5)	73,908	*
Joseph Barnes (6)	155,333	*
Total Directors and Officers (5 in total)	958,139	3.3%

* Less than 1%.

(1)
Based on 28,677,147 shares of common stock outstanding as of December 31, 2019.
(2)
  Reflects the shares beneficially owned by Marco Hegyi, including warrants to purchase 396,667 shares of our common stock.
(3)
Reflects the shares beneficially owned by Mark E. Scott, including stock option grants totaling 142,222 shares that Mr. Scott has the right to acquire in sixty days.
(4)
Reflects the shares beneficially owned by Katherine McLain.
(5)
Reflects the shares beneficially owned by Thom Kozik.
(6)
Reflects the shares beneficially owned by Joseph Barnes, including stock option grants totaling 153,333 shares that Mr. Barnes has the right to acquire in sixty days.

There were no person known by us who owns beneficially 5% or more of our common stock as of December 31, 2019.

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

Certain Relationships

Please see the transactions with Chicago Venture Partners, L.P. discussed in Notes 11, 13 and 14.

Related Party Transactions

Transactions with Marco Hegyi

On October 21, 2018, a 5 year Warrant for Mr. Hegyi to purchase up to 66,666 shares of our common stock at an exercise price of $1.50 per share vested. The warrant was valued at $390,000 and we recorded $178,750 as compensation expense for the year ended December 31, 2018. On October 15, 2018, Mr. Hegyi received Warrants to purchase up to 320,000 shares of our common stock at an exercise price of $1.80 per share and which vest on October 15, 2018, 2019 and 2020. The Warrants are exercisable for 5 years. The warrants that vested on October 15, 2019 and 2018 were valued at $192,000 and we recorded compensation expense of $96,000 for the years ended December 31, 2019 and 2018.

On October 15, 2018, the Board of Directors approved an Employment Agreement with Marco Hegyi pursuant to which we engaged Mr. Hegyi as its Chief Executive Officer through October 15, 2021. See Note 16 for additional details.

Transactions with an Entity Controlled by Mark E. Scott

On October 15, 2018, an entity controlled by Mr. Scott was granted an option to purchase 133,333 shares of common stock at an exercise price of $1.80 per share. The stock option grant vests quarterly over three years and is exercisable for 5 years. The stock option grant was valued at $40,000. We recorded $13,333 and $2,833 as compensation expense for the years ended December 31, 2019 and 2018, respectively.

On October 15, 2018, our Compensation Committee approved an Employment Agreement with Mark E. Scott pursuant to which we engaged Mr. Scott as its Chief Financial Officer through October 15, 2021. Mr. Scott’s previous Agreement was cancelled. See Note 16 for additional details.

Transaction with Joseph Barnes

On October 15, 2018, Mr. Barnes was granted an option to purchase 120,000 shares of common stock at an exercise price of $1.80 per share. The stock option grant vests quarterly over three years and is exercisable for 5 years. We recorded $12,000 and $2,550 as compensation expense for the years ended December 31, 2019 and 2018, respectively.

On October 15, 2018, our Compensation Committee approved an Employment Agreement with Joseph Barnes pursuant to which we engaged Mr. Barnes as President of the GrowLife Hydroponics Company through October 15, 2021. Mr. Barnes’s previous Agreement was cancelled. See Note 16 for additional details.

Transactions with Katherine McLain

Ms. Katherine McLain was appointed as a director on February 14, 2017. On February 1, 2018, the Company issued 19,288 shares of our common stock to Katherine McLain that was valued at $2.00 per share or $57,863. On February 22, 2019, we issued 54,054 shares of our common stock to Katherine McLain valued at $1.11 per share or $60,000. This issuance was an annual award for independent director services.

Transaction with Thom Kozik

Mr. Kozik was appointed as a director on October 5, 2017. On February 1, 2018, we issued 6,521 shares of our common stock to Thom Kozik that was valued at $3.00 per share or $19,562. On February 22, 2019, we issued 54,054 shares of our common stock to Mr. Kozik valued at $1.11 per share or $60,000. This issuance was an annual award for independent director services.

Notes Payable to Related Parties

EZ-CLONE has $104,144 and $104,020 due to relatives of the shareholders as of December 31, 2019 and 2018, respectively.

Director Independence

The Board has affirmatively determined that Katherine McLain, and Thom Kozik are independent as of December 31, 2018.  For purposes of making that determination, the Board used NASDAQ’s Listing Rules even though the Company is not currently listed on NASDAQ.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Committee Pre-Approval Policy

The Audit Committee has established a pre-approval policy and procedures for audit, audit-related and tax services that can be performed by the independent auditors without specific authorization from the Audit Committee subject to certain restrictions. The policy sets out the specific services pre-approved by the Audit Committee and the applicable limitations, while ensuring the independence of the independent auditors to audit the Company's financial statements is not impaired. The pre-approval policy does not include a delegation to management of the Audit Committee’s responsibilities under the Exchange Act. During the year ended December 31, 2019, the Audit Committee pre-approved all audit and permissible non-audit services provided by our independent auditors.

Service Fees Paid to the Independent Registered Public Accounting Firm

The Audit Committee engaged BPM LLP to perform a review of the Company’s financial statements for the three months ended September 30, 2019 and an annual audit of the Company’s financial statements for the fiscal year ended December 31, 2019. BPM did not perform any services prior to September 30, 2019. Previously the Audit Committee engaged SD Mayer and Associates, LLP to perform an annual audit of the Company’s financial statements for the fiscal year ended December 31, 2018 and the three months ended June 30, 2019 and March 31, 2019. The following is the breakdown of aggregate fees for the last two fiscal years. The following is the breakdown of aggregate fees paid for the last two fiscal years:

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018
Audit fees	$87,450	$63,401
Audit related fees	39,795	28,554
Tax fees	13,150	12,050
All other fees	35,971	22,500

	$176,366	$126,505

●
“Audit Fees” are fees paid for professional services for the audit of our financial statements.
●
“Audit-Related fees” are fees paid for professional services not included in the first two categories, specifically, SAS 100 reviews, SEC filings and consents, and accounting consultations on matters addressed during the audit or interim reviews, and review work related to quarterly filings.
●
“Tax Fees” are fees primarily for tax compliance in connection with filing US income tax returns.
●
“All other fees” related to the reviews of Registration Statements on Form S-1.

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

3.4	Amendment to Articles of Incorporation dated November 20, 2019. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on November 26, 2019, and hereby incorporated by reference.
4.1	GrowLife, Inc. 2017 Stock Incentive Plan filed as an Annex 1 to the Company’s Preliminary Schedule 14A filed with the SEC on June 30, 2017, and hereby incorporated by reference.
10.1
Compilation of Securities Purchase Agreement and Warrant to Purchase Common Stock dated February 9, 2018 entered into by and between GrowLife, Inc. and St. George Investments LLC. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on February 15, 2018, and hereby incorporated by reference.

10.2
Compilation of Securities Purchase Agreement, Secured Promissory Notes, and Security Agreement by and between GrowLife, Inc.. and Iliad Research and Trading , L.P. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on August 16, 2018, and hereby incorporated by reference.

10.3
Rights Offering to Shareholders filed in Amendment No.1 of Form S-1. Filed with the SEC on September 18, 2018, and hereby incorporated by reference. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on September 21, 2018, and hereby incorporated by reference.

10.4
Rights Offering to Shareholders filed in Amendment No.1 of Form S-1. Filed with the SEC on September 18, 2018, and hereby incorporated by reference. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on September 21, 2018, and hereby incorporated by reference.

10.5
Purchase and Sale agreement dated October 10, 2018 by and between GrowLife, Inc. and EZ-CLONE Enterprises LLC. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on October 18, 2018, and hereby incorporated by reference.

10.6
Compilation of Securities Purchase Agreement, Warrant, Secured Promissory Notes, and Security Agreement by and between GrowLife, Inc.. and Iliad Research and Trading , L.P. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on October 17, 2018, and hereby incorporated by reference.

10.7	Marco Hegyi Employment Agreement dated October 15, 2018. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on October 17, 2018, and hereby incorporated by reference.
10.8	Mark E. Scott Employment Agreement dated October 15, 2018. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on October 17, 2018, and hereby incorporated by reference.
10.9	Joseph Barnes Employment Agreement dated October 15, 2018. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on October 17, 2018, and hereby incorporated by reference.
10.10
Prospectus Supplement dated November 8, 2018 to Rights Offering to Shareholders filed in 424(b)(4) Prospectus filed with the SEC on October 18, 2018, and hereby incorporated by reference. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on November 16, 2018, and hereby incorporated by reference.

10.11
Prospectus Supplement dated November 16, 2018 to Rights Offering to Shareholders filed in 424(b)(4) Prospectus filed with the SEC on October 18, 2018, and hereby incorporated by reference. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on November 16, 2018, and hereby incorporated by reference.

10.12
Standard and Industrial Multi-Tenant Lease dated December 18, 2018 by and between Pensco Trust Company and GrowLife, Inc. Filed as an exhibit to the Company’s Form 10-K and filed with the SEC on March 8, 2019, and hereby incorporated by reference.

10.13
Termination of Existing Agreements and Release Agreement accepted February 15, 2019 entered into by and between GrowLife, Inc. and CANX USA LLC. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on February 20, 2019, and hereby incorporated by reference.

10.14
Compilation of Securities Purchase Agreement, Secured Promissory Notes, and Security Agreement by and between GrowLife, Inc. and Odyssey Research and Trading, LLC. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on July 30, 2019, and hereby incorporated by reference.

10.15
Amendment No. 1 to Purchase and Sale Agreement dated October 23, 2019, entered into by and between GrowLife, Inc. and William Blackburn. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on November 12, 2019, and hereby incorporated by reference.

10.16
Settlement and Release Agreement dated October 22, 2019 and which closed November 14, 2019 by and Between GrowLife Innovations, Inc. and All Commercial Floors, Inc. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on November 20, 2019, and hereby incorporated by reference.

10.17
Intellectual Property Assignment Agreement dated October 22, 2019 and which closed November 14, 2019 by and Between GrowLife Innovations, Inc. and All Commercial Floors, Inc. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on November 20, 2019, and hereby incorporated by reference.

14.1	Code of Conduct and Ethics dated May 15, 2014. Attached as an exhibit to the Company’s Form 8-K filed and with the SEC on June 9, 2014, and hereby incorporated by reference.
16.1	Letter dated October 3, 2019 from SD Mayer and Associates, LLP. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on October 8, 2019, and hereby incorporated by reference.
21.1	Subsidiaries of the Registrant. Filed herewith.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
99.1	Audited Financial Statements of EZ-CLONE Enterprises, Inc. Filed as an exhibit to the Company’s Form 8-K/A and filed with the SEC on January 24, 2019, and hereby incorporated by reference.
99.2
Unaudited Pro Forma Financial Information of GrowLife, Inc. and EZ-CLONE Enterprises, Inc. Filed as an exhibit to the Company’s Form 8-KA and filed with the SEC on January 24, 2019, and hereby incorporated by reference.

99.3	Amended and Restated Audit Committee Charter, dated October 16, 2015. Attached as an exhibit to the Company’s Form 8-K and filed with the SEC on October 26, 2015, and hereby incorporated by reference.
99.4	Compensation Committee Charter dated May 15, 2014. Attached as an exhibit to the Company’s Form 8-K dated June 3, 2014 and filed with the SEC on June 9, 2014, and hereby incorporated by reference.
99.5
Amended and Restated Nominations and Governance Charter, dated October 16, 2015.Attached as an exhibit to the Company’s Form 8-K and filed with the SEC on October 26, 2015, and hereby incorporated by reference.

99.6	Amended and Restated Insider Trading Policy, dated October 16, 2015. Attached as an exhibit to the Company’s Form 8-K and filed with the SEC on October 26, 2015, and hereby incorporated by reference.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of GrowLife, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of GrowLife, Inc. and Subsidiaries (the Company) as of December 31, 2019, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2019 and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BPM LLP

BPM LLP
We served as the Company’s auditor since October 2019
Walnut Creek, California
April 1, 2020

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
GrowLife, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GrowLife, Inc. as of December 31, 2018, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2018 and the related notes (collectively referred to as the ‘financial statements’). In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GrowLife, Inc. at December 31, 2018, and the consolidated results of its operations and its cash flows for each of the year in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Going Concern Uncertainty

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion..

/s/ SD Mayer & Associates, LLP

SD Mayer & Associates, LLP
We served as the Company’s auditor from 2016 to October 2019
San Francisco, California
March 8, 2019

 GROWLIFE, INC. AND SUBSIDIARIES
  CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$40,834	$2,334,377
Accounts receivable - trade, net of allowance for doubtful accounts of $5,690 as of 12/31/2019 and 12/31/2018	101,806	42,254
Inventory, net	600,674	792,664
Prepaid costs	-	3,418
Deposits	18,995	51,916
Total current assets	762,309	3,224,629

PROPERTY AND EQUIPMENT, NET	166,482	712,866
INTANGIBLE ASSETS, NET	1,802,434	2,498,704
GOODWILL	781,749	781,749
OPERATING LEASE RIGHT OF USE ASSET	537,522	-
TOTAL ASSETS	$4,050,496	$7,217,948

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade	$1,157,090	$1,054,371
Accrued expenses	259,093	261,954
Accrued expenses - related parties	31,485	73,585
Derivative liability	1,300,915	1,795,473
Convertible notes payable	2,884,279	3,404,133
Notes payable- related parties	104,144	100,020
Capital lease payable	-	8,534
Deferred revenue	-	89,504
Acquisition of EZ-CLONE Enterprises, Inc. payable in cash	1,026,000	-
Current portion of operating lease right of use liability	140,772	-
Total current liabilities	6,903,778	6,787,574

LONG TERM LIABILITIES:
Deferred tax liability	470,200	587,750
Long term acquisition of EZ-CLONE Enterprises, Inc. payable in common stock	900,000	-
Non-current portion of operating lease right of use liability	410,734	-
Total long term liabilities	1,780,934	587,750

COMMITMENTS AND CONTINGENCIES (Note 16)	-	-

STOCKHOLDERS' DEFICIT
Preferred stock - $0.0001 par value, 10,000,000 shares authorized, no shares
issued and outstanding	-	-
Common stock - $0.0001 par value, 120,000,000 shares authorized, 28,677,147
and 22,917,327 shares issued and outstanding at 12/31/2019 and 12/31/2018, respectively	386,269	343,749
Additional paid in capital	143,441,047	139,331,067
Accumulated deficit	(148,461,532)	(141,176,087)
Total stockholders' deficit	(4,634,216)	(1,501,271)

NON CONTROLLING INTEREST IN EZ-CLONE ENTERPRISES, INC.	-	1,343,895

TOTAL LIABILITIES, NON CONTROLLING INTEREST AND STOCKHOLDERS' DEFICIT	$4,050,496	$7,217,948

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended,
	December 31, 2019	December 31, 2018

NET REVENUE	$8,217,562	$4,573,461
COST OF GOODS SOLD	5,668,435	4,105,172
GROSS PROFIT	2,549,127	468,289
GENERAL AND ADMINISTRATIVE EXPENSES	7,010,059	5,016,977
RESTRUCTURING EXPENSE- FLOORING DIVISION	305,895	-
RESTRUCTURING EXPENSE- RETAIL STORES AND ONLINE SALES	250,000	-
OPERATING LOSS	(5,016,827)	(4,548,688)

OTHER INCOME (EXPENSE):
Change in fair value of derivative	496,338	977,732
Interest expense, net	(1,204,119)	(1,320,811)
Impairment of acquired assets	-	(61,902)
Loss on debt conversions	(1,767,325)	(6,519,467)
Total other expense, net	(2,475,106)	(6,924,448)

LOSS BEFORE INCOME TAXES	(7,491,933)	(11,473,136)

Income taxes - current benefit	(117,550)	-

NET LOSS	(7,374,383)	(11,473,136)

Net loss attrituable to noncontrolling interest in EZ-Clone Enterprises, Inc.	88,938	28,355

NET LOSS ATTRIBUTABLE TO GROWLIFE, INC. AND SUBSIDIARIES	$(7,285,445)	$(11,444,781)
COMMON SHAREHOLDERS

Basic and diluted loss per share	$(0.29)	$(0.58)

Weighted average shares of common stock outstanding- basic and diluted	25,145,036	19,858,753

The accompanying notes are an integral part of these consolidated financial statements.

 GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock		Additional Paid	Accumulated	Total Stockholders'
	Shares	Amount	in Capital	Deficit	(Deficit)
Balance as of December 31, 2017	15,784,227	$236,752	$123,678,069	$(129,731,305)	$(5,816,484)
Stock based compensation for stock options	-	-	44,682	-	44,682
Stock based compensation for warrants	-	-	196,750	-	196,750
Shares issued for debt conversion	16,000	240	32,760	-	33,000
Shares issued for services rendered	92,735	1,391	216,815	-	218,206
Shares issued for convertible note and interest conversion	4,460,220	66,904	9,966,328	-	10,033,232
Shares issued for common stock	434,512	6,518	1,293,482	-	1,300,000
Rigths offering	1,407,582	21,114	2,512,010	-	2,533,124
Stock option exercise	6,667	100	5,900	-	6,000
Shares issued for acquisition of EZ-Clone Enterprises, Inc.	715,385	10,730	1,384,271	-	1,395,001
Noncontrolling interest in EZ-Clone Enterprises, Inc.	-	-	-	28,355	28,355
Net loss for the year ended December 31, 2018	-	-	-	(11,473,137)	(11,473,137)

Balance as of December 31, 2018	22,917,327	343,749	139,331,067	(141,176,087)	(1,501,271)
Stock based compensation for stock options	-	-	62,042	-	62,042
Stock based compensation for warrants	-	-	96,000	-	96,000
Shares issued for services rendered	147,890	2,219	172,216	-	174,435
Shares issued for convertible note and interest conversion	4,495,806	26,721	2,655,302	-	2,682,023
Shares issued for settlement of warrant	833,333	12,500	987,500	-	1,000,000
Shares issued for convertible note commitment fee	33,333	500	24,500	-	25,000
Warrant exercise-cashless	26,111	392	(392)	-	-
Share issuance for correction related to funding services	188,335	188	112,812	-	113,000
Fractional shares issued related to reverse stock split	35,011	-	-	-	-
Net Loss attributable to noncontrolling interest in EZ-Clone	-	-	-	88,938	88,938
Net loss for the year ended December 31, 2019	-	-	-	(7,374,383)	(7,374,383)

Balance as of December 31, 2019	28,677,147	$386,269	$143,441,047	$(148,461,532)	$(4,634,216)

For the year ended December 31, 2019 and 2018, the Company’s share of the net loss totaled $7,285,445 and $11,444,781.

The accompanying notes are an integral part of these consolidated financial statements.

 GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended,
	December 31, 2019	December 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,285,445)	$(11,444,781)
Adjustments to reconcile net loss to net cash (used in)
operating activities
Depreciation	89,322	80,125
Restructuring expense - stores & flooring	555,895	-
Amortization of intangible assets	838,262	142,628
Stock based compensation	158,042	241,433
Common stock issued for services	312,435	218,206
Non cash interest and amortization of debt discount	933,265	1,190,903
Change in fair value of derivative liability	(494,558)	(977,732)
Loss on debt conversions	1,767,325	6,519,467
Impairment of acquired assets	-	61,902
Changes in operating assets and liabilities:
Accounts receivable	(59,552)	42,254
Inventory	191,990	(326,986)
Prepaids costs	3,418	(3,418)
Deposits	32,921	(27,608)
Right of use, net	13,984	-
Accounts payable	371,270	232,973
Accrued expenses	(131,331)	116,625
Deferred tax liability	(117,550)
Deferred revenue	(89,504)	79,504
CASH (USED IN) OPERATING ACTIVITIES	(2,909,811)	(3,854,505)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in purchased assets	(12,463)	(544,432)
NET CASH (USED IN) INVESTING ACTIVITIES:	(12,463)	(544,432)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of convertible notes payable	(778,872)	-
Proceeds from the issuance of common stock rights		2,533,125
Common stock option exercise		6,000
Proceeds from notes payable	1,416,137	2,825,000
Repayment on capital lease	(8,534)	-
Proceeds from the issuance of common stock		1,300,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	628,731	6,664,125

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,293,543)	2,265,188

CASH AND CASH EQUIVALENTS, beginning of period	2,334,377	69,191

CASH AND CASH EQUIVALENTS, end of period	$40,834	$2,334,379

Supplemental disclosures of cash flow information:

Non-cash investing and financing activities:
Shares issued for convertible note and interest conversion	$1,834,246	$3,338,082
Common shares issued for accounts payable	$-	$33,000
Loss of debt conversions- issuance of stock	$2,035,876	$6,519,467
Gain on debt conversions- reduction of accounts payable	$268,551	$-
Acquisition of EZ-Clone Enterprises, Inc.- intangible assets	$-	$3,423,081
Stock issued for Acquisition of EZ-Clone Enterprises, Inc.	$-	$1,395,000
Issuance of Noncontrolling interest for EZ Clone Acquistion	$-	$1,343,895
Conversion of Noncontrolling interest to acquisition payable	$1,343,895	$-

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

On October 15, 2018, the Company closed the Purchase and Sale Agreement with EZ-CLONE Enterprises, Inc., a California corporation. EZ-CLONE is the manufacturer of multiple award-winning products specifically designed for the commercial cloning and propagation stage of indoor plant cultivation including cannabis, food, and other hydroponic farming. The total purchase price was $4 million of which $1,500,000 is payable in cash and $2.5 million payable in stock. At closing, we paid 51% of this amount totaling $2,040,000 via a (i) a cash payment of $645,000; and (ii) the issuance of 715,385 restricted shares of our common stock valued $1,395,000.

The October 15, 2018 agreement called for the Company, upon delivery of the remaining 49% of EZ-CLONE stock, to acquire such stock within one year for $1,960,000, payable as follows: (i) a cash payment of $855,000; and (ii) the issuance of Company’s common stock at a value of $1,105,000. On November 5, 2019, the Company amended the purchase agreement with one 24.5% shareholder obligating the Company to purchase the remaining 49% of stock by agreeing to a 20% extension fee ($171,000) of the $855,000 cash payable at the earlier of the closing of $2,000,000 in funding or nine months (July 2020). As of December 31, 2019, the $171,000 extension fee has not been paid and we continue in discussion with the shareholders about paying the remaining purchase price payable.

On October 17, 2017, the Company were informed by Alpine Securities Corporation (“Alpine”) that Alpine has demonstrated compliance with the Financial Industry Regulatory Authority (“FINRA”) Rule 6432 and Rule 15c2-11 under the Securities Exchange Act of 1934. The Company filed an amended application with the OTC Markets to list the Company’s common stock on the OTCQB and begin to trade on this market as of March 20, 2018. As of March 4, 2019, the Company began to trade on the Pink Sheet stocks system. Our bid price had closed below $0.01 for more than 30 consecutive calendar days. As of March 17, 2020, the Company commenced trading on the OTCQB Market ("OTCQB") after successfully up-listing from the OTC Pink Market.

On October 9, 2019, the Company approved the reduction of authorized capital stock, whereby the total number of the Company’s authorized common stock decreased from 6,000,000,000 by a ratio of 1 for 50, to 120,000,000 shares. On November 20, 2019, the Company filed a Certificate of Amendment of Certificate of Incorporation with the Secretary of State of the State of Delaware. As a result of the reduction, the Company an aggregate 130,000,000 authorized shares consisting of: (i)120,000,000 shares of common stock, par value $0.0001 per share, and (ii) 10,000,000 shares of preferred stock, par value $0.0001 per share.

The reverse stock split of 1 for 150 was effective at the open of business on November 27, 2019 whereupon the shares of common stock began trading on a split-adjusted basis. The Company’s CUSIP number for the Company’s common stock changed to 39985X203. All warrant, option, share and per share information in this Form 10-K gives retroactive effect to the 1-for-150 reverse split with all numbers rounded up to the nearest whole share.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $7,374,383 and $11,473,136 for the years ended December 31, 2019 and 2018, respectively. Net cash used in operating activities was $2,909,811 and $3,854,505 for the years ended December 31, 2019 and 2018, respectively.

The Company anticipates that it will record losses from operations for the foreseeable future. As of December 31, 2019, the Company’s accumulated deficit was $148,461,532.  The Company has limited capital resources, and operations to date have been funded with the proceeds from private equity and debt financings. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by the Company’s independent registered public accounting firm relating to our consolidated financial statements for the year ended December 31, 2019 includes an explanatory paragraph expressing the substantial doubt about the Company’s ability to continue as a going concern.

The Company believes that its cash on hand will be sufficient to fund our operations only until June 30, 2020. The Company needs additional financing to implement our business plan and to service our ongoing operations and pay our current debts. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations, and divest all or a portion of our business. We may seek additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt. Equity financing, if obtained, could result in dilution to the Company’s then-existing stockholders and/or require such stockholders to waive certain rights and preferences. If such financing is not available on satisfactory terms, or is not available at all, the Company may be required to delay, scale back, eliminate the development of business opportunities or file for bankruptcy and our operations and financial condition may be materially adversely affected. See Note 18 for additional debt proceeds received in 2020.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES: ADOPTION OF ACCOUNTING STANDARDS

Basis of Presentation - The accompanying consolidated financial statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated. The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”).

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. Inter-Company items and transactions have been eliminated in consolidation. Non-controlling interest represents the portion of ownership which the Company does not own.

Cash and Cash Equivalents - We classify highly liquid temporary investments with an original maturity of threemonths or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.  At December 31, 2019, the Company had uninsured deposits in the amount of $0.

Accounts Receivable and Revenue – The company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which requires the application of the five-step-principles-based-accounting-model for revenue recognition. These steps include (1) a legally enforceable contract, written or unwritten is identified; (2) performance obligations in the contracts are identified; (3) the transaction price reflecting variable consideration, if any, is identified; (4) the transaction price is allocated to the performance obligations; and (5) revenue is recognized when the control of goods is transferred to the customer at a particular time or over time. Our hydroponic sales are cash or credit card. Our EZ-CLONE sales include credit cash, payments in advance, 3% discount upon receipt and, we extend thirty day terms to select customers. Accounts receivable are reviewed periodically for collectability.

Sales Returns - We allow customers to return defective products when they meet certain established criteria as outlined in our sales terms and conditions. It is our practice to regularly review and revise, when deemed necessary, our estimates of sales returns, which are based primarily on actual historical return rates. We record estimated sales returns as reductions to sales, cost of goods sold, and accounts receivable and an increase to inventory. Returned products which are recorded as inventory are valued based upon the amount we expect to realize upon its subsequent disposition. As of December 31, 2019 and 2018, there was a reserve for sales returns of $20,000, respectively, which is minimal based upon our historical experience.

Inventories - Inventories are recorded on a first in first out basis Inventory consists of raw materials, work in process and finished goods and components sold by EZ-CLONE to it distribution customers. In addition, finished goods includes products hydroponics, which is product purchased from distributors, and in some cases directly from the manufacturer, and resold to its hydroponics customers. Inventory is valued at the lower of cost or market. The reserve for inventory was $0 and $120,000 as of December 31, 2019 and 2018, respectively.

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

Goodwill-The Company reviews its acquired goodwill for impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. In reviewing its goodwill, the Company performs a qualitative analysis to determine if it is more-likely-than-not that the goodwill is impaired. If the qualitative analysis indicates that goodwill is likely impaired, the Company calculates the fair value of its goodwill by allocating the fair value of the business unit containing the goodwill to all its tangible and intangible assets and liabilities, with the residual fair value allocated to goodwill. The excess, if any, of the goodwill carrying value in excess of its fair value would be recognized as an impairment loss. Management has concluded that, based on a qualitative analysis, it is more-likely-than-not that goodwill has not been impaired as of December 31, 2019 and 2018.

Fair Value Measurements and Financial Instruments – ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  This topic also establishes a fair value hierarchy, which requires classification based on observable and unobservable inputs when measuring fair value.  The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs).  The hierarchy consists of three levels:

Level 1 – Quoted prices in active markets for identical assets and liabilities;
Level 2 – Inputs other than level one inputs that are either directly or indirectly observable; and.
Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of December 31, 2019 and 2018 are based upon the short-term nature of the assets and liabilities.

Derivative Financial Instruments –Pursuant to ASC 815 “Derivatives and Hedging”, the Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company then determines if embedded derivative must bifurcated and separately accounted for. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

Stock Based Compensation – We have share-based compensation plans under which employees, consultants, suppliers and directors may be granted restricted stock, as well as options to purchase shares of our common stock at the fair market value at the time of grant. Stock-based compensation cost is measured by us at the grant date, based on the fair value of the award, over the requisite service period using an estimated forfeiture rate. For options issued to employees, we recognize stock compensation costs utilizing the fair value methodology over the related period of benefit.  Grants of stock options and stock to non-employees and other parties are accounted for in accordance with the ASC 718.

Convertible Securities – Based upon ASC 815-15, we have adopted a sequencing approach regarding the application of ASC 815-40 to convertible securities issued subsequent to September 30, 2015. We will evaluate our contracts based upon the earliest issuance date.

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

As of December 31, 2019, there are also (i) stock option grants outstanding for the purchase of 550,000 common shares at an $1.491 average exercise price; and (ii) warrants for the purchase of 2,418,834 shares of common shares at a $3.465 average exercise price. In addition, we have an unknown number of common shares to be issued under the Crossover financing agreements in the case of default. In addition, we have an unknown number of common shares to be issued under the Chicago Venture, Iliad and St. George financing agreements because the number of shares ultimately issued to Chicago Venture depends on the price at which Chicago Venture converts its debt to shares and exercises its warrants. The lower the conversion or exercise prices, the more shares that will be issued to Chicago Venture upon the conversion of debt to shares. We will not know the exact number of shares of stock issued to Chicago Venture until the debt is actually converted to equity.

As of December 31, 2018, there are also (i) stock option grants outstanding for the purchase of 666,667 common shares at a $1.485 average exercise price; (ii) warrants for the purchase of 6,018,834 common shares at a $0.029 average exercise price; and (iii) 752,281 shares related to convertible debt that can be converted at $4.53 per share. In addition, the Company has an unknown number of common shares to be issued under the Chicago Venture, Iliad and St. George financing agreements.

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

Reclassifications - The Company has reclassified certain items from 2018 to be consistent with the 2019 presentation.

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

NOTE 4 –BUSINESS COMBINATIONS, ACQUISITION PAYABLE AND OTHER TRANSACTION

Acquisition of EZ-CLONE Enterprises, Inc.

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

On October 15, 2018, the Company closed the Purchase and Sale Agreement with EZ-CLONE Enterprises, Inc., a California corporation. EZ-CLONE is the manufacturer of multiple award-winning products specifically designed for the commercial cloning and propagation stage of indoor plant cultivation including cannabis, food, and other hydroponic farming. The total purchase price was $4 million of which $1,500,000 is payable in cash and $2.5 million payable in stock. At closing, we paid 51% of this amount totaling $2,040,000 via a (i) a cash payment of $645,000; and (ii) the issuance of 715,385 restricted shares of our common stock valued $1,395,000.

The October 15, 2018 agreement called for the Company, upon delivery of the remaining 49% of EZ Clone stock, to acquire such stock within one year for $1,960,000, payable as follows: (i) a cash payment of $855,000; and (ii) the issuance of Company’s common stock at a value of $1,105,000. On November 5, 2019, the Company amended the purchase agreement with one 24.5% shareholder obligating the Company to purchase the remaining 49% of stock by agreeing to a 20% extension fee ($171,000) of the $855,000 cash payable at the earlier of the closing of $2,000,000 in funding or nine months (July 2020). As of December 31, 2019, the $171,000 extension fee has not been paid and we continue in discussion with the shareholders regarding paying the remaining purchase price payable.

The Company accounted for the acquisition in accordance with ASC 805, “Business Combinations”. ASC 805 defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. ASC 805 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date.

For accounting purposes, from the October 15, 2018 acquisition date and through September 30, 2019, the Company has consolidated EZ Clone given their control and have treated its ability to acquire the remaining 49% interest in EZ Clone as a de facto option to buy and has thus categorized it as non-controlling until November 5, 2019 when the amended purchase agreement obligates the Company to purchase the remaining 49%. Effective in the quarter beginning October 1, 2019, the Company for accounting purposes, considers EZ Clone to be 100% owned and thus eliminated the non-controlling interest and recorded an acquisition payable related to the balance owed. As of December 31, 2019, the Company has an acquisition payable totaling $1,926,000, of which $1,026,000 is current and $900,000 is categorized as long term since stock is expected to be issued to settle this and will not utilize current assets. The total liability consists of the discounted value of the future payments of $1,960,0000 and the $171,000 extension fee payable. The Company will accrete the difference between the carrying value of the acquisition payable and the contractual obligations as interest expense through July 2020 when payment is due. The Company treated the $171,000 as a financing fee and expensed it as interest expense in 2019. During the fourth quarter of 2019, the Company recorded a non cash financing charge as interest expense totaling approximately $410,000 to recognize the acquisition payable and to eliminate the non controlling interest.

As of the acquisition date in October 2018, the Company recognized approximately $3.4 million of intangible assets and began amortizing them over 3 years. In the fourth quarter of 2019, the Company completed its evaluation of assets acquired and finalized its asset valuation. The finalized valuation resulted in lower intangible assets from the original assessment, allocating some of the intangible to Goodwill and determined that the life of definite life intangibles to be 5 years (See Note 7). The Company adjusted the cost basis and accumulated amortization, reducing both, but did not change 2019 amortization expense that had been recorded through September 30, 2019 which was in excess of $800,000. The change in the purchase accounting also resulted in the recording of a deferred tax liability and the lowering of non-controlling interest by $587,750 and such reclassification was made to the December 31, 2018 balance sheet.

The summary of assets acquired and liabilities assumed is based upon the Company final evaluation done in the fourth quarter of 2019 and is detailed below.

Intangible assets	$2,351,000
Goodwill	781,749
Net working capital	551,000
Propety and equipment	318,000
Defered tax liability	(587,750)
$3,413,999

The fair value of the intangible assets associated with the assets acquired was $2,351,000 estimated by using a discounted cash flow approach based on future economic benefits. In summary, the estimate was based on a projected income approach and related discounted cash flows over five years, with applicable risk factors assigned to assumptions in the forecasted results.

Termination of Agreements with CANX, LLC

On February 15, 2019, the Company entered into a Termination of Existing Agreements and Release with CANX USA, LLC, a Nevada limited liability company. In exchange for the Agreement and cancellation of the CANX Agreements and Warrants, the Company agreed to issue $1,000,000 of restricted common stock priced at the February 7, 2019 closing price of $1.20, or 833,333 restricted common stock shares. The Company recorded a loss on debt conversion of $1,000,000 during the year ended December 31, 2019. Pursuant to the Agreement, the Parties agreed to terminate, release and discharge all existing and further rights and obligations between the Parties under, arising out of, or in any way related to that certain Waiver and Modification Agreement and Amended and Restated Joint Venture Agreement made as of July 10, 2014, and any ancillary agreements or instruments thereto, including, but not limited to, the Warrants issued to CANX entitling CANX to purchase 3,600,000 shares of the Company’s common stock at an exercise price of $4.95.

Restructuring Expense

The Company closed retail stores in Portland, Maine, Encino, California and Calgary, Canada and online sales as of September 30, 2019. Also, during 2019 Company closed the sale of the flooring division located in Grand Prairie, Texas while during 2018 the Company made the final $250,000 payment to complete our acquisition. The Company expects to reduce losses and cash costs by up to $100,000 per month starting October 1, 2019. During the year ended December 31, 2019, the Company recorded restructuring expense of $306,000 in connection with the sale of the flooring division and $250,000 for the closure of the retail stores and online sales. The sale of the flooring division generated no proceeds.

NOTE 5 – INVENTORY

Inventory at EZ-CLONE as of December 31, 2019 and 2018 consisted of the following:

	December 31,	December 31,
	2019	2018

Raw materials	$329,482	$417,570
Work in process	49,253	35,280
Finished goods	92,703	459,814
Inventory deposits	129,236	-
Inventory reserve	-	(120,000)
Total	$600,674	$792,664

Raw materials consist of supplies for product lines at EZ-CLONE.

Finished goods inventory relates to product lines EZ- CLONE.

The Company reviews its inventory on a periodic basis to identify products that are slow moving and/or obsolete, and if such products are identified, the Company records the appropriate inventory impairment charge at such time.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2019 and 2018 consists of the following:

	December 31,	December 31,
	2019	2018

Machinery, equipment and tooling	$356,867	$943,327
Computer equipment	16,675	16,675
Leasehold improvements	14,703	14,703
Total property and equipment	388,245	974,705
Less accumulated depreciation and amortization	(221,763)	(261,839)
Net property and equipment	$166,482	$712,866

Property and equipment, net of accumulated depreciation, were $166,482 and $712,866 as of December 31, 2019 and 2018, respectively. Accumulated depreciation was $221,763 and $261,839 as of December 31, 2019 and 2018, respectively. Total depreciation expense was $89,232 and $80,125 for the years ended December 31, 2019 and 2018, respectively. All equipment is used for manufacturing, selling, general and administrative purposes and accordingly all depreciation is classified in cost of goods sold, selling, general and administrative expenses.

On October 15, 2018, the Company acquired 51% of EZ-CLONE Enterprises, Inc. and acquired $318,000 of net property and equipment.

During the year ended December 31, 2018, the Company retired fully depreciated assets of $358,156. During the year ended December 31, 2019, the Company disposed in connection with the closure of the flooring division assets with a net book value of $423,442.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets as of December 31, 2019 and 2018 consisted of the following:

	Estimated Useful Lives	December 31, 2019	December 31, 2018

Customer Lists	5 Years	$1,297,000	$1,604,341
Intellectual Property	5 Years	1,054,000	1,036,991
less accumulated amortization		(548,566)	(142,628)
Net Intangible assets-definitive life		1,802,434	2,498,704

Goodwill-indefinite life	N/A	781,749	781,749

Total intangible assets and goodwill		$2,584,183	$3,280,453

As of the acquisition date in October 2018, the Company originally recognized approximately $3.4 million of intangible assets and began amortizing them over 3 years. In the fourth quarter of 2019, the Company completed its evaluation of assets acquired and finalized its asset valuation. The finalized valuation resulted in lower intangible assets from the original assessment, allocated some of the intangible to Goodwill and determined that the life of definite life intangibles to be 5 years. In the 4th quarter of 2019, The Company adjusted the cost basis and accumulated amortization, reducing both, but did not change 2019 amortization expense that had been recorded through September 30, 2019 which was in excess of $800,000. .

Total amortization expense was $838,262 and $142,628 for the years ended December 31, 2019 and 2018, respectively. Amortization expense for the intangibles will be approximately $470,000 for years 2020 through 2022 and approximately $392,000 in 2023.

NOTE 8- LEASES

The Company previously entered into operating leases for retail and corporate facilities. These leases have terms which range from two to five years, and often include options to renew. These operating leases are listed as separate line items on the Company's December 31, 2018 Consolidated Balance Sheet and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are also listed as separate line items on the Company's December 31, 2018 Consolidated Balance Sheet. Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, the Company recognized right-of-use assets and lease liabilities for operating leases of approximately $1,378,000 on January 1, 2019. Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. During the quarter ended September 30, 2019, the Company has cancelled all but one lease and has recognized the rent and termination fees related to the cancelled leases as an expense in the current period. As of December 31, 2019, total right-of-use assets and operating lease liabilities for remaining long term lease was approximately $538,522 and $551,506, respectively. During the year ended December 31, 2019, the Company recognized approximately $222,984 in total lease costs for the lease.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company's operating right-of-use assets and related lease liabilities as of and for the year ended December 31, 2019 were as follows:

Cash paid for ROU operating lease liability $210,000
Weighted-average remaining lease term 4 years
Weighted-average discount rate 10%

Year	$
2019	$196,612
2020	216,300
2021	222,792
2022	229,476
2023	236,352
Total lease liability	1,101,532
Less imputed interest	(178,028)
Total lease liability	$923,504

NOTE 9- ACCOUNTS PAYABLE

Accounts payable were $1,157,090 and $1,054,371 as of December 31, 2019 and 2018, respectively. Such liabilities consisted of amounts due to vendors for inventory purchases, audit, legal and other expenses incurred by the Company. The increase relates to inventory purchased at EZ-CLONE for production for sales during the three months ended March 31, 2020. During the year ended December 31, 2019, the Company negotiated some settlements with various vendors which resulted in recognizing a gain of $268,000, such amount was recorded as part of the loss on debt conversions on the statement of operations.

NOTE 10- ACCRUED EXPENSES

Accrued expenses were $259,093 and $261,954 as of December 31, 2019 and 2018, respectively. Such liabilities consisted of amounts due to sales tax, payroll and restructuring expense liabilities.

NOTE 11 – CONVERTIBLE NOTES PAYABLE, NET

Convertible notes payable as of December 31, 2019 consisted of the following:

				Balance
				As of
	Principal	Accrued Interest	Debt Discount	December 31, 2019
10% OID Convertible Promissory Notes	$2,195,007	$220,980	$-	$2,415,987
Secured Advance Note	205,228	-	-	205,228
12% Convertible Promissory Notes	281,600	3,055	(21,591)	263,064
	$2,681,835	$224,035	$(21,591)	$2,884,279

Convertible notes payable as of December 31, 2018 consisted of the following:

				Balance
				As of
	Principal	Accrued Interest	Debt Discount	December 31, 2018
10% OID Convertible Promissory Notes	$2,982,299	$135,780	$-	$3,118,079
7% Convertible note	270,787	15,267	-	286,054
	$3,253,086	$151,047	$-	$3,404,133

7% Convertible Notes Payable

On March 12, 2018, the Company entered into a Second Amendment to the Note. Pursuant to the Amendment, the Note’s maturity date has been extended to December 31, 2019, and interest accrues at 7% per annum, compounding on the maturity date. As of December 31, 2018, the outstanding principal balance due to Forglen LLC was $270,787 and accrued interest was $15,267, which results in a total amount of $286,054.

On December 17, 2019, Forglen LLC converted the remaining principal and accrued interest of $305,075 into 1,375,285 shares of the Company’s common stock at a per share conversion price of $0.222.

10% Convertible Promissory Notes

Funding from Chicago Venture Partners, L.P. (“Chicago Venture”), Iliad Research and Trading, L.P. (“Iliad”) and Odyssey Research and Trading, LLC, (“Odyssey”). The Company typically issues original issuance discount notes with these parties that has a stated interest rate of typically 10%. Accrued interest represents the interest to be accreted over the remaining term of the notes. These notes contain terms and conditions that are deemed beneficial conversion features and the Company recognizes a derivative liability related to these terms until the notes are converted. Upon the conversion of these notes, the Company records a loss on debt conversion and reduces their derivative liability. The notes may be converted to common stock after six months until they are converted.

As of December 31, 2018, the outstanding principal balance due to Chicago Venture and Iliad was $2,982,299 and accrued interest was $135,780, which results in a total amount of $3,118,079.

During the year ended December 31, 2018, Chicago Venture converted principal and interest of $3,104,181 into 3,503,916 shares of our common stock at a per share conversion price of $0.8859 with a fair value of $7,756,330. The Company recognized $6,565,415 loss on debt conversions during the year ended December 31, 2018.

During the year ended December 31, 2018, the Company recorded an OID debt discount expense of $660,472 to interest expense related to the Chicago Venture and Iliad financing.

As of December 31, 2019, the outstanding principal balance due to Chicago Venture, Iliad and Odyssey was $2,195,007 and accrued interest was $220,980, which results in a total amount of $2,415,987.

During the year ended December 31, 2019, Chicago Venture and Iliad converted principal and accrued interest of $1,357,872 into 3,120,521 shares of our common stock at a per share conversion price of $0.766 with a fair value of $2,284,081. The Company recognized $926,208 loss on debt conversions during the year ended December 31, 2019.

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

The total amount of funding under the Odyssey Agreements is $1,105,000. The Convertible Promissory Note carries an original issue discount of $100,000 and a transaction expense amount of $5,000, for total debt of $1,105,000. The Company agreed to reserve three times the number of shares based on the redemption value with a minimum of 3,333,334 shares of its common stock for issuance upon conversion of the Debt, if that occurs in the future. If not converted sooner, the Debt is due on or before July 22, 2020. The Debt carries an interest rate of ten percent (10%). The Debt is convertible, at Odyssey’s option, into the Company’s common stock at $1.50 per share subject to adjustment as provided for in the Secured Promissory Notes.

The Company’s obligation to pay the Debt, or any portion thereof, is secured by all of the Company’s assets.

The Company has approximately $645,000 available under the Notes as of December 31, 2019 but cannot currently access the available funds.

The 10% Notes are convertible at the holder’s option  into the Company’s common stock at 65% of the lower of $1.35 or the current fair market value of the stock. Based upon the closing price of the stock at December 31, 2019, the notes would convert to approximately 10,822,822 shares.

Secured Advance Note with Crossover Capital Fund I LLC (“Crossover”)

On September 20, 2019, the Company closed a Secured Advance Note with Crossover Capital Fund I LLC (the “Crossover Note”). The Company entered into the Crossover Note with the intent to acquire working capital to grow the Company’s businesses. The total amount of funding under the Crossover Note is $250,000. The Crossover Note carries an original issue discount of $57,400 and a transaction expense amount of $7,000, for total debt of $308,400. On December 22, 2019, the Note incased by $25,700. The original issue discount was immediately recorded as interest expense due to the note maturity being less than one year. The Company agreed to reserve three times the number of shares based on the conversion value in case of default under the Crossover Note, if that occurs in the future. The Crossover Note is due in nine months and is repayable weekly at $9,205. The Crossover Note is convertible into the Company’s common stock at the market value share price subject to adjustment as provided for in the Crossover Note in the case of default. The Company’s obligation to pay the Crossover Note, or any portion thereof, is secured by all of the Company’s assets. As of December 31, 2019, the outstanding principal balance due Crossover was $205,228. The Company also issued 33,333 shares of common stock to Crossover as a commitment fee that was valued at fair market value at $25,000 or $0.75 per share and expensed as interest expense during the year ended December 31, 2019.

12% Convertible Promissory Notes

The Company entered into Convertible Promissory Notes with Power Up Lending Group Ltd on November 18, 2019 and December 9, 2019 for $281,600 to fund short-term working capital. The Notes accrues interest at a rate of 12% per annum and became due in one year and are convertible into common stock at 75% of market value after six months. The Company received cash of $250,000, and recorded interest expense of $3,055, a transaction expense amount of $6,000 and amortization of debt discount of $21,591. The Company recorded as interest expense in 2019 the value of the beneficial conversion feature of $93,867 related to the potential conversion at a discount after six months.

NOTE 12 – DERIVATIVE LIABILITY

The Convertible Notes payable include a conversion feature that pursuant ASC 815 “Derivatives and Hedging”, has been identified as an embedded derivative financial instrument and which the Company has elected to account for under the fair value method  of accounting.

If the conversion features of conventional convertible debt provide for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (BCF). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20. Debt with Conversion and Other Options. In those circumstances, the convertible debt is recorded net of the discount related to the BCF and the Company amortizes the discount to interest expense over the life of the debt using the effective interest method. The debt is convertible at the lesser of 65% of the fair value of the Company’s common stock or $1.35 requiring the conversion feature to be bifurcated from the host debt contract and accounting for separately as a derivative, resulting in periodic revaluations. The notes underlying the derivatives are short term in nature and generally converted to stock in less than one year. The derivative is valued at period end with the key inputs being current stock price and the conversion feature.

There was a derivative liability of $1,300,915 and $1,795,473 as of December 31, 2019 and 2018. For the year ended December 31, 2019, the Company recorded non-cash income of $496,338 related to the “change in fair value of derivative” expense related to the Chicago Venture and Iliad financing.

Derivative liability as of December 31, 2019 was as follows:

	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	December 31, 2019

Liabilities:
Derivative Instruments	$-	$-	$1,300,915	$1,300,915

Total	$-	$-	$1,300,915	$1,300,915

Derivative liability as of December 31, 2018 was as follows:

	Fair Value Measurements Using Inputs			Carrying Amount at
Financial Instruments	Level 1	Level 2	Level 3	December 31, 2018

Liabilities:
Derivative Instruments	$-	$-	$1,795,747	$1,795,747

Total	$-	$-	$1,795,747	$1,795,747

The change in the value of the derivative during 2019 and 2018 resulted in a benefit totaling $496,338 and $977,732 and these were the only changes in level 3 fair value instruments during such years.

NOTE 13 – RELATED PARTY TRANSACTIONS AND CERTAIN RELATIONSHIPS

Since January 1, 2018, the Company engaged in the following reportable transactions with our directors, executive officers, holders of more than 5% of our voting securities, and affiliates or immediately family members of our directors, executive officers and holders of more than 5% of our voting securities.

Certain Relationships

Please see the transactions with Chicago Venture Partners, L.P. discussed in Notes 11, 13 and 14.

Related Party Transactions

Transactions with Marco Hegyi

On October 21, 2018, a 5 year Warrant for Mr. Hegyi to purchase up to 66,666 shares of our common stock at an exercise price of $1.50 per share vested. The warrant was valued at $390,000 and we recorded $178,750 as compensation expense for the year ended December 31, 2018. On October 15, 2018, Mr. Hegyi received Warrants to purchase up to 320,000 shares of our common stock at an exercise price of $1.80 per share and which vest on October 15, 2018, 2019 and 2020. The Warrants are exercisable for 5 years. The warrants that vested on October 15, 2019 and 2018 were valued at $192,000 and we recorded compensation expense of $96,000 for the years ended December 31, 2019 and 2018.

On October 15, 2018, the Board of Directors approved an Employment Agreement with Marco Hegyi pursuant to which the Company engaged Mr. Hegyi as its Chief Executive Officer through October 15, 2021. See Note 16 for additional details.

Transactions with an Entity Controlled by Mark E. Scott

On October 15, 2018, an entity controlled by Mr. Scott was granted an option to purchase 133,333 shares of common stock at an exercise price of $1.80 per share. The stock option grant vests quarterly over three years and is exercisable for 5 years. The stock option grant was valued at $40,000. The Company recorded $13,333 and $2,833 as compensation expense for the years ended December 31, 2019 and 2018, respectively.

On October 15, 2018, the Company’s Compensation Committee approved an Employment Agreement with Mark E. Scott pursuant to which the Company engaged Mr. Scott as its Chief Financial Officer through October 15, 2021. Mr. Scott’s previous Agreement was cancelled. See Note 16 for additional details.

Transaction with Joseph Barnes

On October 15, 2018, Mr. Barnes was granted an option to purchase 120,000 shares of common stock at an exercise price of $1.80 per share. The stock option grant vests quarterly over three years and is exercisable for 5 years. The stock option grant was valued at $36,000. The Company recorded $12,000 and $2,550 as compensation expense for the years ended December 31, 2019 and 2018, respectively.

On October 15, 2018, the Company’s Compensation Committee of the Company approved an Employment Agreement with Joseph Barnes pursuant to which the Company engaged Mr. Barnes as President of the GrowLife Hydroponics Company through October 15, 2021. Mr. Barnes’s previous Agreement was cancelled. See Note 16 for additional details.

Transactions with Katherine McLain

Ms. Katherine McLain was appointed as a director on February 14, 2017. On February 1, 2018, the Company issued 19,288 shares of the Company’s common stock to Katherine McLain that was valued at $2.00 per share or $57,863. On February 22, 2019, the Company issued 54,054 shares of the Company’s common stock to Katherine McLain valued at $1.11 per share or $60,000. This issuance was an annual award for independent director services.

Transaction with Thom Kozik

Mr. Kozik was appointed as a director on October 5, 2017. On February 1, 2018, the Company issued 6,521 shares of the Company’s common stock to Thom Kozik that was valued at $3.00 per share or $19,562. On February 22, 2019, the Company issued 54,054 shares of the Company’s common stock to Mr. Kozik valued at $1.11 per share or $60,000. This issuance was an annual award for independent director services.

Notes Payable to Related Parties

EZ-CLONE has $104,144 and $104,020 due to relatives of the shareholders as of December 31, 2019 and 2018, respectively.

NOTE 14 – EQUITY

Authorized Capital Stock

On October 9, 2019, the Company approved the reduction of authorized capital stock, whereby the total number of the Company’s authorized common stock decreased from 6,000,000,000 by a ratio of 1 for 50, to 120,000,000 shares. On November 20, 2019, the Company filed a Certificate of Amendment of Certificate of Incorporation with the Secretary of State of the State of Delaware. As a result of the reduction, we have an aggregate 130,000,000 authorized shares consisting of : (i) 120,000,000 shares of common stock, par value $0.0001 per share, and (ii) 10,000,000 shares of preferred stock, par value $0.0001 per share.

The reverse stock split of 1 for 150 was effective at the open of business on November 27, 2019 whereupon the shares of the Company’s common stock began trading on a split-adjusted basis. Our CUSIP number will change to 39985X203.

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

Capital Stock Issued and Outstanding

As of December 31, 2019, the Company had issued and outstanding securities of 28,677,147 shares of common stock.

Voting Common Stock

Holders of the Company’s common stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders and do not have cumulative voting rights. An election of directors by our stockholders shall be determined by a plurality of the votes cast by the stockholders entitled to vote on the election. On all other matters, the affirmative vote of the holders of a majority of the stock present in person or represented by proxy and entitled to vote is required for approval, unless otherwise provided in our articles of incorporation, bylaws or applicable law. Holders of common stock are entitled to receive proportionately any dividends as may be declared by our board of directors, subject to any preferential dividend rights of outstanding preferred stock.

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

During the year ended December 31, 2019, the Company had the following issuances of unregistered equity securities to accredited investors unless otherwise indicated:

During the year ended December 31, 2019, the Company issued 147,890 shares to suppliers for services provided. The Company valued the shares at $174,435 per share or $1.179.

During the year ended December 31, 2019, Chicago Venture and Iliad converted principal and accrued interest of $1,357,872 into 3,120,521 shares of our common stock at a per share conversion price of $0.766 with a fair value of $2,284,081. The Company recognized $926,208 loss on debt conversions during the year ended December 31, 2019.

On February 15, 2019, the Company entered into a Termination of Existing Agreements and Release with CANX USA, LLC, a Nevada limited liability company. In exchange for the Agreement and cancellation of the CANX Agreements and Warrants, the Company agreed to issue $1,000,000 of restricted common stock priced at the February 7, 2019 closing price of $1.20, or 833,333 restricted common stock shares. The Company recorded a loss on debt conversion of $1,000,000 during the year ended December 31. 2019. Pursuant to the Agreement, the Parties agreed to terminate, release and discharge all existing and further rights and obligations between the Parties under, arising out of, or in any way related to that certain Waiver and Modification Agreement and Amended and Restated Joint Venture Agreement made as of July 10, 2014, and any ancillary agreements or instruments thereto, including, but not limited to, the Warrants issued to CANX entitling CANX to purchase 3,600,000 shares of the Company’s common stock at an exercise price of $4.95.

On May 2, 2019, the Company issued 26,111 shares valued at $1.90 to a former employee related to a cashless stock option exercise.

On September 21, 2019, The Company issued 33,333 shares of common stock to Crossover as a commitment fee that was valued at fair market value at $25,000 or $0.75 per share and was expensed during the year ended December 31, 2019.

On November 27, 2019, the Company issued 35,011 fractional shares as a result of the reverse stock split that was effective at the open of business on November 27, 2019.

The Company issued 188,335 shares in conjunction with resolving a business matter. The Company valued the shares at $0.60 per share of $113,000 and this amount was recorded as a loss on debt conversions during the twelve months ended December 31, 2019.

On December 17, 2019, Forglen LLC converted principal and accrued interest of $305,075 into 1,375,285 shares of the Company’s common stock at a per share conversion price of $0.222.

During the year ended December 31, 2018, the Company had had the following sales of unregistered of equity securities to accredited investors unless otherwise indicated:

On February 7, 2018, the Company issued 51,068 shares to three directors. The shares were valued at the fair market price of $3.00 per share or $153,205. The shares were issued for annual director service to the Company.

On February 12, 2018, the Company received a Notice of Conversion from Forglen LLC converting principal and interest of $321,945 owed under that certain 7% Convertible Note as amended June 19, 2014 into 846,677 at $0.3803 shares of the Company’s common stock with a fair value of $2,235,200.

On March 13, 2018, the Company, received a Notice of Conversion from Logic Works LLC converting principal and interest of $41,690 owed under that a 6% Convertible Note into 109,637 shares of our common stock at $.3803 with a fair value of $248,329. As of March 13, 2018, the outstanding balance on the Convertible Note was $0.

During the year ended December 31, 2018, the Company issued 16,000 shares of its common stock to a service provider pursuant to conversions of debt totaling $33,000. The shares were valued at the fair market price of $2.0625 per share.

During the year ended December 31, 2018, the Company issued 41,667 shares of its common stock to a service provider and a former director related to services. The shares were valued at the fair market price of $1.56 per share or $65,000.

During the year ended December 31, 2018, Chicago Venture converted principal and interest of $3,104,181 into 3,503,916 shares of our common stock at a per share conversion price of $0.8859 with a fair value of $7,756,330. The Company recognized $6,565,415 loss on debt conversions during the year ended December 31, 2018.

During the year ended December 31, 2018, an employee exercised a stock option grant for 6,667 shares at $0.90 or $6,000.

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

Pursuant to the St. George Agreements, the Company agreed to sell and to issue to St. George for an aggregate purchase price of $1,000,000: (a) 324,586 Shares of newly issued restricted Common Stock of the Company at $3.081 per share; and (b) the Warrant. St. George has paid the entire Purchase Price for the Securities.

The Warrant is exercisable for a period of five (5) years from the Closing, for the purchase of up to 324,586 shares of the Company’s Common Stock at an exercise price of $7.50 per share of Common Stock. The Warrant is subject to a cashless exercise option at the election of St. George and other adjustments as detailed in the Warrant.

On March 20, 2018, the Company entered into and closed on a Common Stock Purchase Agreement with St. George Investments, LLC, a Utah limited liability company. The Company issued St. George 42,735 shares of newly issued restricted Common Stock of the Company at a purchase price of $2.34 per share.

On April 26, 2018, the Company entered into and closed on a Common Stock Purchase Agreement with St. George Investments, LLC, Pursuant to the St. George Agreements, the Company sold and agreed to issue to St. George 33,003 shares of newly issued restricted Common Stock of the Company at a purchase price of $3.03 per share.

On May 25, 2018, the Company entered into and closed on a Common Stock Purchase Agreement with St. George Investments, LLC, Pursuant to the St. George Agreements, the Company sold and agreed to issue to St. George 34,188 shares of newly issued restricted Common Stock of the Company at a purchase price of $2.925 per share.

On October 15, 2018, the Company closed the Purchase and Sale Agreement with EZ-Clone and issued 715,385 restricted shares of our common stock at a price of $1.95 per share or $1,395,000.

On November 30, 2018, the Company closed its Rights Offering. We received $2,533,648 under the Rights Offering and issued 1,407,582 shares of common stock at $1.80 per share.

Warrants

The Company had the following warrant activity during the year ended December 31, 2019:

On February 15, 2019, the Company entered into a Termination of Existing Agreements and Release with CANX USA, LLC, a Nevada limited liability company. In exchange for the Agreement and cancellation of the CANX Agreements and Warrants, the Company agreed to issue $1,000,000 of restricted common stock priced at the February 7, 2019 closing price of $1.20, or 833,333 restricted common stock shares. The Company recorded a loss on debt conversion of $1,000,000 during the year ended December 31, 2019. Pursuant to the Agreement, the Parties agreed to terminate, release and discharge all existing and further rights and obligations between the Parties under, arising out of, or in any way related to that certain Waiver and Modification Agreement and Amended and Restated Joint Venture Agreement made as of July 10, 2014, and any ancillary agreements or instruments thereto, including, but not limited to, the Warrants issued to CANX entitling CANX to purchase 3,600,000 shares of the Company’s common stock at an exercise price of $4.95.

A summary of the warrants issued as of December 31, 2019 is as follows:

	December 31, 2019
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at January 1, 2019	6,018,834	$4.350
Issued	-	$-
Exercised	-	$-
Forfeited	(3,600,000)	$(4.950)
Expired	-	$-
Outstanding at December 31, 2019	2,418,834	$3.465
Exerciseable at December 31, 2019	2,312,168	$-

A summary of the status of the warrants outstanding as of December 31, 2019 is presented below:

	December 31, 2019
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life	Price	Exerciseable	Price
366,667	6.66	$1.500	366,667	$1.500
320,000	4.83	1.800	213,333	1.800
1,407,582	1.83	3.150	1,407,582	3.150
324,586	3.08	7.500	324,586	7.500
-	-	-	-	-
2,418,834	2.77	$3.465	2,312,168	$3.374

Warrants had no intrinsic value as of December 31, 2019.

The warrants were valued using the following assumptions:

Dividend yield	0%
Expected life	1-5 Years
Expected volatility	70-200%
Risk free interest rate	0.78-2.6%

NOTE 15– STOCK OPTIONS

Description of Stock Option Plan

The Company has 1,333,333 shares available for issuance under the First Amended and Restated 2017 Stock Incentive Plan. The Company has outstanding unexercised stock option grants totaling 550,000 shares at an average exercise price of $1.491 per share as of December 31, 2019. The Company filed registration statements on Form S-8 to register 1,333,333 shares of our common stock related to the 2017 Stock Incentive Plan and First Amended and Restated 2017 Stock Incentive Plan.

Determining Fair Value under ASC 718

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

Stock Option Activity

During the year ended December 31, 2019, the Company had the following stock option activity:

On February 6, 2019, the Company issued a stock option grant to an advisory board member for 3,333 shares of common stock at an exercise price of $1.20 per share. The stock option grant vests quarterly over three years and is exercisable for 3 years. The stock option grant was valued at $1,000.

On April 26, 2019, the Company issued stock option grants to two employees for 20,000 shares of common stock at an exercise price of $1.50 per share. The stock option grant vests quarterly over three years and is exercisable for 3 years. The stock option grants were valued at $3,000.

On April 2, 2019, the Company amended the exercise price on stock option grants for 33,333 shares and changed the exercise price from $3.00 to $1.50 per share.

On May 2, 2019, the Company issued 26,111 shares valued at $0.90 to a former employee related to a cashless stock option exercise related to a stock option grant for 100.556 shares issued at $0.90.

During the year ended December 31, 2019, a stock option grant for 13,333 shares of common stock at an exercise price of $3.00 per share expired.

During the year ended December 31, 2018, the Company had the following stock option activity:

On February 23, 2018, an employee was granted an option to purchase 13,333 shares of common stock at an exercise price of $3.20 per share. The stock option grant vests quarterly over two years and is exercisable for 5 years. The stock option grant was valued at $13,000.

On February 23, 2018, an employee was granted an option to purchase 6,667 shares of common stock at an exercise price of $3.00 per share. The stock option grant vests quarterly over one year and is exercisable for 5 years. The stock option grant was valued at $6,500.

On May 1, 2018, an employee was granted an option to purchase 13,333 shares of common stock at an exercise price of $3.00 per share. The stock option grant vests quarterly over one year and is exercisable for 5 years. The stock option grant was valued at $13,000.

On June 1, 2018, an employee was granted an option to purchase 12,333 shares of common stock at an exercise price of $3.00 per share. The stock option grant vests quarterly over one year and is exercisable for 5 years. The stock option grant was valued at $13,000.

On October 15, 2018, an entity controlled by Mr. Scott was granted an option to purchase 133,333 shares of common stock at an exercise price of $1.80 per share. The stock option grant vests quarterly over three years and are exercisable for 5 years. The stock option grants were valued at $40,000 and the Company recorded this amount as compensation expense for the year ended December 31, 2018.

On October 15, 2018, Mr. Barnes was granted an option to purchase 120,000 shares of common stock at an exercise price of $1.80 per share. The stock option grant vests quarterly over three years and are exercisable for 5 years. The stock option grants were valued at $36,000 and the Company recorded this amount as compensation expense for the year ended December 31, 2018.

As of December 31, 2019, there are 550,000 options to purchase common stock at an average exercise price of $1.49 per share outstanding under the 2017 Amended and Restated Stock Incentive Plan. The Company recorded $62,132 and $44,682 of compensation expense, net of related tax effects, relative to stock options for the year ended December 31, 2019 and 2018 in accordance with ASC Topic 718. As of December 31, 2019, there is $68,638 of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately 3.37 years.

Stock option activity for the year ended December 31, 2019 is as follows:

		Weighted Average
	Options	Exercise Price	$
Outstanding as of December 31, 2017	373,333	$1.07	400,000
Granted	300,000	1.95	596,000
Exercised	(6,667)	0.90	(6,000)
Forfeitures	-	-	-
Outstanding as of January 1, 2019	666,667	1.41	940,000
Granted	23,333	1.20	34,000
Exercised	(26,111)	(0.90)	(23,500)
Forfeitures	(113,889)	(1.15)	(130,500)
Outstanding as of December 31, 2019	550,000	$1.49	820,000

The following table summarizes information about stock options outstanding and exercisable at December 31, 2019:

		Weighted			Weighted
		Average	Weighted		Average
Range of	Number	Remaining Life	Average	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Exercise Price	Exerciseable	Exerciseable
$0.90	80,000	3.00	$0.90	60,000	$0.90
1.05	66,667	3.00	1.05	50,000	1.05
1.2-1.35	16,667	1.05	1.2-1.35	11,944	1.2-1.35
1.50	133,333	2.86	1.50	108,333	1.50
1.80	253,333	4.00	1.80	105,556	1.80
	550,000	3.37	$1.491	335,833	$1.25

Stock option grants totaling 550,000 shares of common stock no intrinsic value as of December 31, 2019.

The stock option grants were valued using the following assumptions:

Dividend yield	0%
Expected life	1-5 Years
Expected volatility	70-200%
Risk free interest rate	0.78-2.6%

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

Operating Leases

The Company is obligated under the following leases for its various facilities.

On May 31, 2019, the Company rented space at 5400 Carillon Point, Kirkland, Washington 98033 for $623 per month for the Company’s corporate office and use of space in the Regus network, including California. The Company’s agreement expires May 31, 2020.

On December 14, 2018, GrowLife, Inc. entered into a lease agreement with Pensco Trust Company for a 28,000 square feet industrial space at 10170 Croydon Way, Sacramento, California 95827 used for the assembly and sales of plastic parts by EZ-CLONE. The monthly lease payment is $17,500 and increased approximately 3% per year. The lease expires on December 31, 2023.

Terminated Leases

On October 1, 2017, GrowLife Hydroponics, Inc. entered into a lease in Calgary, Canada. The monthly lease is approximately $3,246. The lease expires September 30, 2022. This lease was terminated effective September 30, 2019.

On December 19, 2017, GrowLife Innovations, Inc. entered into a lease in Grand Prairie, Texas dated October 9, 2017, for 5,000 square feet for the manufacturing and distribution of its flooring products. The monthly lease payment is $15,000. The lease expires December 1, 2022 and can be renewed. This lease was terminated effective September 30, 2019 with the sale of the flooring division.

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

Mr. Hegyi received 320,000 warrants in October 2018 as follows: (i) Warrant to purchase up to 106,667 shares of our common stock at an exercise price of $1.80 per share which vested immediately; and (ii) two Warrants to purchase up to 106,667 shares of common stock of the Company at an exercise price of $1.80 per share. One warrant for 106,667 shares of our common stock vested on October 15, 2019. Additional warrants for 106,667 shares of the Company’s common stock vest on October 15, 2020 and 2021, respectively. The Warrants are exercisable for 5 years.

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

Our Board of Directors granted Mr. Scott an option to purchase 133,333 shares of the Company’s Common Stock under our 2017 Amended and Restated Stock Incentive Plan at an exercise price of $1.80 per share. The Shares vest quarterly over three years. All options will have a five-year life and allow for a cashless exercise. The stock option grant is subject to the terms and conditions of our Amended and Restated Stock Incentive Plan, including vesting requirements. In the event that Mr. Scott’s continuous status as employee to us is terminated by us without Cause or Mr. Scott terminates his employment with us for Good Reason as defined in the Scott Agreement, in either case upon or within twelve months after a Change in Control as defined in our amended and Restated Stock Incentive Plan, then 100% of the total number of Shares shall immediately become vested.

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

Employment Agreement with Joseph Barnes

On October 15, 2018, the Compensation Committee approved an Employment Agreement with Joseph Barnes pursuant to which we engaged Mr. Barnes as President of the GrowLife Hydroponics Company through October 15, 2021. Mr. Barnes’s previous Agreement was cancelled.

Mr. Barnes’s annual compensation is $165,000. Mr. Barnes is also entitled to receive an annual bonus equal to two percent (2%) of the Company’s EBITDA for that year. The annual bonus shall be paid no later than 31 days following the end of each calendar year.

The Board of Directors granted Mr. Barnes an option to purchase 120,000 shares of the Company’s Common Stock under the Company’s 2017 Amended and Restated Stock Incentive Plan at an exercise price of $1.80 per share. The Shares vest quarterly over three years. All options will have a five-year life and allow for a cashless exercise. The stock option grant is subject to the terms and conditions of our Amended and Restated Stock Incentive Plan, including vesting requirements.  In the event that Mr. Barnes’s continuous status as employee to us is terminated by us without Cause or Mr. Barnes terminates his employment with us for Good Reason as defined in the Barnes Agreement, in either case upon or within twelve months after a Change in Control as defined in our Amended and Restated Stock Incentive, then 100% of the total number of Shares shall immediately become vested.

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

NOTE 17 – INCOME TAXES

The Company has incurred losses since inception, which have generated net operating loss carryforwards.  The net operating loss carryforwards arise solely from United States sources.  EZ Clone currently files its own separate tax return as it does not meet the qualifications for being included in the Company’s consolidated tax returns. Taxable losses and the future benefit of EZ Clone losses since our transaction with them in October 2018 have not been material.

The Company has net operating loss carryforwards of approximately $21,528,000, which expire in 2022-2037. Because it is not more likely than not that sufficient tax earnings will be generated to utilize the net operating loss carryforwards, a corresponding valuation allowance of approximately $21,528,000 was established as of December 31, 2019. Additionally, under the Tax Reform Act of 1986, the amounts of, and benefits from, net operating losses may be limited in certain circumstances, including a change in control.

Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. There can be no assurance that the Company will be able to utilize any net operating loss carryforwards in the future. The Company is subject to possible tax examination for the years 2014 through 2019.

For the year ended December 31, 2019, the Company’s effective tax rate was a benefit of 2%, this was solely the result of the reduction of the deferred tax liability originally recorded in 2018 in connection with the acquisition of EZ Clone. In accordance with the ASC 740, “Accounting for income taxes”, and in connection with the acquisition of EZ Clone the Company recorded a deferred tax liability of $587,750 related to the inside basis difference between book and tax basis of intangible assets acquired. Beginning in 2019, the deferred tax liability is reduced annually by $117,550 as the difference in book and tax basis becomes less. The reduction of the deferred tax liability resulted in a tax benefit of $117,550 in 2019.

U.S. Tax Reform

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Reform Act). The Tax Reform Act significantly revises the future ongoing federal income tax by, among other things, lowering U.S. corporate income tax rates effective January 1, 2018. The Company has calculated a blended U.S. federal income tax rate of approximately 21% for the fiscal years ending December 31, 2019 and 2018 and 21.0% for subsequent fiscal years. Remeasurement of the Company’s deferred tax balance under the Tax Reform Act resulted in a non-cash tax benefit reduction of approximately $2.5 million for the year ended December 31, 2018.

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

The principal components of the Company’s deferred tax assets and liabilities at December 31, 2019 and 2018 are as follows:

	2019	2018
Net operating loss carryforwards	$4,520,814	$3,917,000
Less valuation allowance	(4,520,814)	(3,917,000)
Net deferred tax assets	-	-
Deferred tax liability-intangible basis difference	(470,200)	(587,750)
Net deferred tax liability	$(470,200)	$(587,750)

Change in valuation allowance	$(603,814)	$(848,008)

A reconciliation of the United States Federal Statutory rate to the Company’s effective tax rate for the years ended December 31, 2019 and 2018 is as follows:

	2019	2018
Federal statutory rate	-21.0%	-21.0%
State statuatory rate	-6.0%	-6.0%
Change in valuation allowance	27.0%	27.0%
Reduction in deferred tax liability	2%	0.0%
Effective tax rate-benefit	2%	0.0%

The Company’s tax returns for 2014 to 2019 are open to review by the Internal Revenue Service.

NOTE 18– SUBSEQUENT EVENTS

The Company evaluates subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements are available.

There were the material events subsequent to December 31, 2019:

COVID-19 Pandemic

Presently, the impact of COVID-19 has not shown any imminent adverse effects on the Company’s business, especially since states across the United States—including California—has deemed cannabis businesses as “essential,” allowing the Company’s business to continue its operations. This notwithstanding, it is still unknown and difficult to predict what adverse effects, if any, COVID-19 can have on the Company’s business, or against the various aspects of same.

As of the date of this Annual Report, COVID-19 coronavirus has been declared a pandemic by the World Health Organization, has been declared a National Emergency by the United States Government and has resulted in several states being designated disaster zones. COVID-19 coronavirus caused significant volatility in global markets. The spread of COVID-19 coronavirus has caused public health officials to recommend precautions to mitigate the spread of the virus, especially as to travel and congregating in large numbers. In addition, certain states and municipalities have enacted, and additional cities are considering, quarantining and “shelter-in-place” regulations which severely limit the ability of people to move and travel and require non-essential businesses and organizations to close.

Recent shelter-in-place and essential-only travel regulations could negatively impact the Company’s customers. In addition, while the Company’s products are manufactured in the United States, the Company still could experience significant supply chain disruptions due to interruptions in operations at any or all of our suppliers’ facilities or downline suppliers. If the Company experiences significant delays in receiving our products the Company will experience delays in fulfilling orders and ultimately receiving payment, which could result in loss of sales and a loss of customers, and adversely impact our financial condition and results of operations. The current status of COVID-19 coronavirus closures and restrictions could also negatively impact the Company’s ability to receive funding from the Company’s existing capital sources as each business is and has been affected uniquely.

Trading on OTCQB

As of March 17, 2020, the Company commenced trading on the OTCQB Market ("OTCQB") after successfully up-listing from the OTC Pink Market.

Debt Conversion

On March 6, 2020, Chicago Venture converted principal and accrued interest of $100,000 into 605,294 shares of the Company’s common stock at a per share conversion price of $0.165.

Securities Purchase Agreement, Secured Promissory Notes and Security Agreement with Chicago Venture Partners, L.P (Chicago Venture)

On January 30, 2020, the Company executed the following agreements with Chicago Venture: (i) Securities Purchase Agreement; (ii) Secured Convertible Promissory Notes (“Notes”); and (iii) Security Agreement (collectively the “Chicago Venture Agreements”). The Company entered into the Chicago Venture Agreements with the intent to acquire working capital to grow the Company’s businesses.

The total amount of funding under the CVP Agreements is $500,000 in various tranches. The Notes carry an original issue discount of $50,000 and a transaction expense amount of $5,000, for total debt of $555,000 (“Debt”). The Company agreed to reserve 53,333 shares of its common stock for issuance upon conversion of the Debt, if that occurs in the future. If not converted sooner, the Debt is due on or before January 29, 2021. The Debt carries an interest rate of ten percent (10%). The Debt is convertible, at CVP’s option, into the Company’s common stock at $0.30 per share subject to adjustment as provided for in the Notes. The Company received approximately $500,000 of funding under the chicago Venture agreements in 2020.

The Company’s obligation to pay the Debt, or any portion thereof, is secured by all of the Company’s assets.

Secured Advance Note with Crossover Capital Fund I LLC (“Crossover”)

On September 20, 2019, the Company closed a Secured Advance Note with Crossover Capital Fund I LLC (the “Crossover Note”). As of December 31, 2019, the outstanding principal balance due Crossover was $205,228. The Crossover Note is due in nine months and is repayable weekly at $9,205. The balance as of March 26, 2020 is $168,408 and the Company is working with Crossover on past due payments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, GrowLife, Inc. (the "Registrant") has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GROWLIFE, INC.

Date: April 1, 2020	By:	/s/ Marco Hegyi
Marco Hegyi
Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Mark E. Scott
Mark Scott
Chief Financial Officer, Director and Secretary (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURES	TITLE	DATE

/s/ Marco Hegyi	Chief Executive Officer and Director	April 1, 2020
Marco Hegyi	(Principal Executive Officer)

/s/ Mark E. Scott	Chief Financial Officer, Director and Secretary	April 1, 2020
Mark E. Scott	(Principal Financial/Accounting Officer)

/s/ Katherine McLain	Director	April 1, 2020
Katherine McLain

/s/ Thom Kozik	Director	April 1, 2020
Thom Kozik