Form 10-Q
period 2020-03-31
GROWLIFE, INC.
filed 2020-05-29
CIK 1161582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 29, 2020, there were 30,563,855 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

ITEM 1.	FINANCIAL STATEMENTS

GROWLIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2020	December 31, 2019
ASSETS		(Audited)

CURRENT ASSETS:
Cash and cash equivalents	$168,514	$40,834
Accounts receivable - trade, net of allowance for doubtful accounts of $5,690 as of 3/31/2020 and 12/31/2019	167,976	101,806
Inventory, net	474,029	600,674
Deposits	18,995	18,995
Total current assets	829,514	762,309

PROPERTY AND EQUIPMENT, NET	157,194	166,482
INTANGIBLE ASSETS, NET	1,634,505	1,802,434
GOODWILL	781,749	781,749
OPERATING LEASE RIGHT OF USE ASSET	499,083	537,522
TOTAL ASSETS	$3,902,045	$4,050,496

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade	$1,164,716	$1,157,090
Accrued expenses	319,444	259,093
Accrued expenses - related parties	-	31,485
Derivative liability	1,579,055	1,300,915
Convertible notes payable	3,462,594	2,884,279
Notes payable- related parties	104,144	104,144
Acquisition of EZ-CLONE Enterprises, Inc. payable in cash	1,026,000	1,026,000
Current portion of operating lease right of use liability	140,772	140,772
Total current liabilities	7,796,725	6,903,778

LONG TERM LIABILITIES:
Deferred tax liability	470,200	470,200
Long term acquisition of EZ-CLONE Enterprises, Inc. payable in common stock	1,000,000	900,000
Non-current portion of operating lease right of use liability	375,541	410,734
Total long term liabilities	1,845,741	1,780,934

COMMITMENTS AND CONTINGENCIES (Note 15)	-	-

STOCKHOLDERS' DEFICIT
Preferred stock - $0.0001 par value, 10,000,000 shares authorized, no shares
issued and outstanding	-	-
Common stock - $0.0001 par value, 120,000,000 shares authorized, 29,282,602 and 28,677.147
shares issued and outstanding at 3/31/2020 and 12/31/2019, respectively	386,330	386,269
Additional paid in capital	143,628,456	143,441,047
Accumulated deficit	(149,755,207)	(148,461,532)
Total stockholders' deficit	(5,740,421)	(4,634,216)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,902,045	$4,050,496

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended,
	March 31, 2020	March 31, 2019

NET REVENUE	$1,661,800	$2,244,279
COST OF GOODS SOLD	1,008,355	1,473,371
GROSS PROFIT	653,445	770,908
GENERAL AND ADMINISTRATIVE EXPENSES	1,357,841	2,129,956
OPERATING LOSS	(704,396)	(1,359,048)

OTHER INCOME (EXPENSE):
Change in fair value of derivative	(278,140)	487,273
Interest expense, net	(281,001)	(120,040)
Loss on debt conversions	(30,138)	(1,346,510)
Total other expense, net	(589,279)	(979,277)

LOSS BEFORE INCOME TAXES	(1,293,675)	(2,338,325)

Income taxes - current benefit	-	-

NET LOSS	(1,293,675)	(2,338,325)

Net loss attrituable to noncontrolling interest in EZ-Clone Enterprises, Inc.	-	(25,528)

NET LOSS ATTRIBUTABLE TO GROWLIFE, INC. AND SUBSIDIARIES	$(1,293,675)	$(2,363,853)
COMMON SHAREHOLDERS

Basic and diluted loss per share	$(0.04)	$(0.10)

Weighted average shares of common stock outstanding- basic and diluted	28,850,114	23,737,277

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(Unaudited)

					Total
	Common Stock		Additional Paid	Accumulated	Stockholders'
	Shares	Amount	in Capital	Deficit	(Deficit)

Balance as of January 1, 2019	22,917,327	$343,749	$139,331,067	$(141,176,087)	$(1,501,271)
Stock based compensation for stock options	-	-	16,016	-	16,016
Stock based compensation for warrants	-	-	24,000	-	24,000
Shares issued for debt conversion	-	-	-	-	-
Shares issued for services rendered	139,441	2,092	163,308	-	165,400
Shares issued for convertible note and interest conversion	561,041	8,416	726,731	-	735,147
Shares issued for purchase of warrant	833,333	12,500	987,500	-	1,000,000
Noncontrolling interest in EZ-Clone Enterprises, Inc.	-	-	-	(25,528)	(25,528)
Net loss for the three months ended March 31, 2019	-	-	-	(2,338,325)	(2,338,325)
Balance as of March 31, 2019	24,451,143	366,757	141,248,622	(143,539,940)	(1,924,561)

Balance as of January 1, 2020	28,677,147	386,269	143,441,047	(148,461,532)	(4,634,216)
Stock based compensation for stock options	-	-	13,439	-	13,439
Stock based compensation for warrants	-	-	24,000	-	24,000
Shares issued for convertible note and interest conversion	605,294	61	149,510	-	149,571
Warrant exercise	146	-	460	-	460
Fractional shares issued related to reverse stock split	15	-	-	-	-
Net loss for the three months ended March 31, 2020	-	-	-	(1,293,675)	(1,293,675)
Balance as of March 31, 2020	29,282,602	$386,330	$143,628,456	$(149,755,207)	$(5,740,421)

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended,
	March 31, 2020	March 31, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,293,675)	$(2,363,853)
Adjustments to reconcile net loss to net cash (used in)
operating activities
Depreciation	9,288	29,873
Amortization of intangible assets	167,929	285,257
Stock based compensation	37,439	40,016
Common stock issued for services	-	165,400
Non cash interest and amortization of debt discount	247,748	-
Change in fair value of derivative liability	278,140	(487,273)
Accrued interest on convertible notes payable		65,649
Loss on debt conversions	30,138	1,360,146
Noncontrolling interest in EZ-Clone Enterprises, Inc.	-	25,528
Changes in operating assets and liabilities:
Accounts receivable	(66,170)	(207,185)
Inventory	126,645	(49,110)
Prepaids costs	-	3,418
Deposits	-	(6,500)
Right of use, net	3,246	-
Accounts payable	7,626	155,078
Accrued expenses	28,866	(46,918)
Deferred revenue	-	(86,243)
CASH (USED IN) OPERATING ACTIVITIES	(422,780)	(1,116,717)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in purchased assets	-	(5,319)
NET CASH (USED IN) INVESTING ACTIVITIES:	-	(5,319)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of convertible notes payable	-	(590,909)
Proceeds from notes payable	550,000	-
Repayment on capital lease	-	(2,286)
Proceeds from the issuance of common stock	460	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	550,460	(593,195)

NET INCREASE (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	127,680	(1,715,231)

CASH AND CASH EQUIVALENTS, beginning of period	40,834	2,334,377

CASH AND CASH EQUIVALENTS, end of period	$168,514	$619,146

Supplemental disclosures of cash flow information:

Non-cash investing and financing activities:
Shares issued for convertible note and interest conversion	$100,000	$368,000
Shares issued for purchase of warrant	$-	$1,000,000

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared by GrowLife, Inc. (“the Company”, “us,” “we,” or “our”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of our management, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position, results of operations, and cash flows for the fiscal periods presented have been included.

These financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on April 1, 2020. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results expected for the full fiscal year, or for any other fiscal period.

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

The October 15, 2018 agreement called for the Company, upon delivery of the remaining 49% of EZ-CLONE stock, to acquire such stock within one year for $1,960,000, payable as follows: (i) a cash payment of $855,000; and (ii) the issuance of Company’s common stock at a value of $1,105,000. On November 5, 2019, the Company amended the purchase agreement with one 24.5% shareholder obligating the Company to purchase the remaining 49% of stock by agreeing to a 20% extension fee ($171,000) of the $855,000 cash payable at the earlier of the closing of $2,000,000 in funding or nine months (July 2020). As of March 31, 2020, the $171,000 extension fee has not been paid.

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

The reverse stock split of 1 for 150 was effective at the open of business on November 27, 2019 whereupon the shares of common stock began trading on a split-adjusted basis. The Company’s CUSIP number for the Company’s common stock changed to 39985X203. All warrant, option, share and per share information in this Form 10-Q gives retroactive effect to the 1-for-150 reverse split with all numbers rounded up to the nearest whole share.

NOTE 2 –	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $1,293,675 and $7,374,383 and $11,473,136 for the three months ended March 31, 2020 and the years ended December 31, 2019 and 2018, respectively. Net cash used in operating activities was $422,780, $2,909,811 and $3,854,505 for the three months ended March 31, 2020 and the years ended December 31, 2019 and 2018, respectively.

The Company anticipates that it will record losses from operations for the foreseeable future. As of March 31, 2020, the Company’s accumulated deficit was $(149,755,207). The Company has limited capital resources, and operations to date have been funded with the proceeds from private equity and debt financings. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by the Company’s independent registered public accounting firm relating to our consolidated financial statements for the year ended December 31, 2019 includes an explanatory paragraph expressing the substantial doubt about the Company’s ability to continue as a going concern.

The Company believes that its cash on hand will be sufficient to fund our operations only until August 31, 2020. The Company needs additional financing to implement our business plan and to service our ongoing operations and pay our current debts. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations, and divest all or a portion of our business. We may seek additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt. Equity financing, if obtained, could result in dilution to the Company’s then-existing stockholders and/or require such stockholders to waive certain rights and preferences. If such financing is not available on satisfactory terms, or is not available at all, the Company may be required to delay, scale back, eliminate the development of business opportunities or file for bankruptcy and our operations and financial condition may be materially adversely affected. See Note 11 for additional debt proceeds received in 2020.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES: ADOPTION OF ACCOUNTING STANDARDS

Basis of Presentation - The accompanying consolidated financial statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated. These condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”).

Principles of Consolidation - The condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. Inter-Company items and transactions have been eliminated in consolidation. Non-controlling interest represents the portion of ownership which the Company did not own.

Cash and Cash Equivalents - We classify highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.  At March 31, 2020, the Company had uninsured deposits in the amount of $0.

Accounts Receivable and Revenue – The company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which requires the application of the five-step-principles-based-accounting-model for revenue recognition. These steps include (1) a legally enforceable contract, written or unwritten is identified; (2) performance obligations in the contracts are identified; (3) the transaction price reflecting variable consideration, if any, is identified; (4) the transaction price is allocated to the performance obligations; and (5) revenue is recognized when the control of goods is transferred to the customer at a particular time or over time. Our hydroponic sales are cash or credit card. Our EZ-CLONE sales include credit, cash, payments in advance, 3% discount upon receipt and, we extend thirty day terms to select customers. Accounts receivable are reviewed periodically for collectability.

Sales Returns - We allow customers to return defective products when they meet certain established criteria as outlined in our sales terms and conditions. It is our practice to regularly review and revise, when deemed necessary, our estimates of sales returns, which are based primarily on actual historical return rates. We record estimated sales returns as reductions to sales and accounts receivable. Returned products which are recorded in inventory are valued based upon the amount we expect to realize upon its subsequent disposition. As of March 31, 2020 and December 31, 2019, there was a reserve for sales returns of $20,000, respectively, which is minimal based upon our historical experience.

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

Goodwill-The Company reviews its acquired goodwill for impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. In reviewing its goodwill, the Company performs a qualitative analysis to determine if it is more-likely-than-not that the goodwill is impaired. If the qualitative analysis indicates that goodwill is likely impaired, the Company calculates the fair value of its goodwill by allocating the fair value of the business unit containing the goodwill to all its tangible and intangible assets and liabilities, with the residual fair value allocated to goodwill. The excess, if any, of the goodwill carrying value in excess of its fair value would be recognized as an impairment loss. Management has concluded that, based on a qualitative analysis, it is more-likely-than-not that goodwill has not been impaired as of March 31, 2020 and December 31, 2019.

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

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of March 31, 2020 and December 31, 2019 are based upon the short-term nature of the assets and liabilities.

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

As of March 31, 2020, there are also (i) stock option grants outstanding for the purchase of 550,000 common shares at an $1.491 average exercise price; and (ii) warrants for the purchase of 2,418,834 shares of common shares at a $3.465 average exercise price. In addition, we have an unknown number of common shares to be issued under the Crossover and 12% convertible promissory note financing agreements in the case of default. In addition, we have an unknown number of common shares to be issued under the Chicago Venture, Iliad and St. George financing agreements because the number of shares ultimately issued to Chicago Venture depends on the price at which Chicago Venture converts its debt to shares and exercises its warrants. The lower the conversion or exercise prices, the more shares that will be issued to Chicago Venture upon the conversion of debt to shares. We will not know the exact number of shares of stock issued to Chicago Venture until the debt is actually converted to equity.

As of March 31, 2019, there are also (i) stock option grants outstanding for the purchase of 656,667 common shares at a $1.453 average exercise price; (ii) warrants for the purchase of 2,418,834 million common shares at a $3.465 average exercise price; and (iii) 764,573 shares related to convertible debt that can be converted at $0.38 per share. In addition, the Company has an unknown number of common shares to be issued under the Chicago Venture, Iliad and St. George financing agreements.

Dividend Policy - The Company has never paid any cash dividends and intends, for the foreseeable future, to retain any future earnings for the development of our business. Our future dividend policy will be determined by the board of directors on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities.

Use of Estimates - In preparing these consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates and assumptions included in our condensed consolidated financial statements relate to the valuation of long-lived assets, estimates of sales returns, inventory impairment, accruals for potential liabilities, and valuation assumptions related to derivative liability, equity instruments and share based compensation.

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

The October 15, 2018 agreement called for the Company, upon delivery of the remaining 49% of EZ-Clone stock, to acquire such stock within one year for $1,960,000, payable as follows: (i) a cash payment of $855,000; and (ii) the issuance of Company’s common stock at a value of $1,105,000. On November 5, 2019, the Company amended the purchase agreement with one 24.5% shareholder obligating the Company to purchase the remaining 49% of stock by agreeing to a 20% extension fee ($171,000) of the $855,000 cash payable at the earlier of the closing of $2,000,000 in funding or nine months (July 2020). As of March 31, 2020, the $171,000 extension fee has not been paid.

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

For accounting purposes, from the October 15, 2018 acquisition date and through September 30, 2019, the Company has consolidated EZ-Clone given their control and have treated its ability to acquire the remaining 49% interest in EZ-Clone as a de facto option to buy and has thus categorized it as non-controlling until November 5, 2019 when the amended purchase agreement obligates the Company to purchase the remaining 49%. Effective in the quarter beginning October 1, 2019, the Company for accounting purposes, considers EZ-Clone to be 100% owned and thus eliminated the non-controlling interest and recorded an acquisition payable related to the balance owed. As of March 31, 2020, the Company has an acquisition payable totaling $2,026,000, of which $1,026,000 is current and $1,000,000 is categorized as long term since stock is expected to be issued to settle this and will not utilize current assets. The total liability consists of the discounted value of the future payments of $1,960,0000 and the $171,000 extension fee payable. The Company will accrete the difference between the carrying value of the acquisition payable and the contractual obligations as interest expense through July 2020 when payment is due. During the quarter ended March 31, 2020 the Company recognized $100,000 of interest expense related to accretion of the purchase obligation. The Company treated the $171,000 as a financing fee and expensed it as interest expense in 2019. During the fourth quarter of 2019, the Company recorded a non cash financing charge as interest expense totaling approximately $410,000 to recognize the acquisition payable and to eliminate the non-controlling interest.

As of the acquisition date in October 2018, the Company recognized approximately $3.4 million of intangible assets and began amortizing them over 3 years. In the fourth quarter of 2019, the Company completed its evaluation of assets acquired and finalized its asset valuation. The finalized valuation resulted in lower intangible assets from the original assessment, allocating some of the intangible to Goodwill and determined that the life of definite life intangibles to be 5 years (See Note 7). The Company adjusted the cost basis and accumulated amortization, reducing both, but did not change quarterly 2019 amortization expense that had been recorded through September 30, 2019 which was in excess of $800,000. The change in the purchase accounting also resulted in the recording of a deferred tax liability and the lowering of non-controlling interest by $587,750.

The summary of assets acquired and liabilities assumed is based upon the Company final evaluation done in the fourth quarter of 2019 and is detailed below.

Intangible assets	$2,351,000
Goodwill	781,749
Net working capital	551,000
Propety and equipment	318,000
Deferred tax liability	(587,750)
$3,413,999

The fair value of the intangible assets associated with the assets acquired was $2,351,000 estimated by using a discounted cash flow approach based on future economic benefits. In summary, the estimate was based on a projected income approach and related discounted cash flows over five years, with applicable risk factors assigned to assumptions in the forecasted results.

NOTE 5 – INVENTORY

Inventory as of March 31, 2020 and December 31, 2019 consisted of the following:

	March 31,	December 31,
	2020	2019

Raw materials	$345,965	$329,482
Work in process	65,258	49,253
Finished goods	-	92,703
Inventory deposits	62,806	129,236
Inventory reserve	-	-
Total	$474,029	$600,674

Raw materials consist of supplies for product lines at EZ-CLONE.

Finished goods inventory relates to product lines EZ- CLONE.

The Company reviews its inventory on a periodic basis to identify products that are slow moving and/or obsolete, and if such products are identified, the Company records the appropriate inventory impairment charge at such time.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2020 and December 31, 2019 consists of the following:

	March 31,	December 31,
	2020	2019

Machinery, equipment and tooling	$356,867	$356,867
Computer equipment	16,675	16,675
Leasehold improvements	14,702	14,702
Total property and equipment	388,244	388,244
Less accumulated depreciation and amortization	(231,050)	(221,763)
Net property and equipment	$157,194	$166,482

Total depreciation expense was $9,288 and $29,873 for the three months ended March 31, 2020 and 2019, respectively. All equipment is used for manufacturing, selling, general and administrative purposes and accordingly all depreciation is classified in cost of goods sold, selling, general and administrative expenses.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets as of March 31, 2020 and December 31, 2019 consisted of the following:

	Estimated Useful Lives	March 31, 2020	December 31, 2019

Customer Lists	5 Years	$1,297,000	$1,297,000
Intellectual Property	5 Years	1,054,000	1,054,000
less accumulated amortization		(716,495)	(548,566)
Net Intangible assets-definitive life		1,634,505	1,802,434

Goodwill-indefinite life	N/A	781,749	781,749

Total intangible assets and goodwill		$2,416,254	$2,584,183

As of the acquisition date in October 2018, the Company originally recognized approximately $3.4 million of intangible assets and began amortizing them over 3 years. In the fourth quarter of 2019, the Company completed its evaluation of assets acquired and finalized its asset valuation. The finalized valuation resulted in lower intangible assets from the original assessment, allocated some of the intangible to Goodwill and determined that the life of definite life intangibles to be 5 years. In the 4th quarter of 2019, the Company adjusted the cost basis and accumulated amortization, reducing both, but did not change 2019 quarterly amortization expense that had been recorded through September 30, 2019 which was in excess of $800,000.

Total amortization expense was $167,929 and $285,277 for the three months ended March 31, 2020 and 2019, respectively. Amortization expense for the intangibles will be approximately $470,000 for years 2020 through 2022 and approximately $392,000 in 2023.

NOTE 8- LEASES

The Company previously entered into operating leases for retail and corporate facilities. These leases have terms which range from two to five years, and often include options to renew. These operating leases are listed as separate line items on the Company's Condensed Consolidated Balance Sheets and represent the Company’s right to use the underlying assets for the lease term. Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, the Company recognized right-of-use assets and lease liabilities for operating leases of approximately $1,378,000 on January 1, 2019. Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. During the quarter ended September 30, 2019, the Company has cancelled all but one lease and has recognized the rent and termination fees related to the cancelled leases as an expense in the current period. As of March 31, 2020, total right-of-use assets and operating lease liabilities for remaining long term lease was $499,803 and $516,313, respectively. During the three months ended March 31, 2020, the Company recognized $55,746 in total lease costs for the lease.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company's operating right-of-use assets and related lease liabilities as of and for the three months ended March 31, 2020 were as follows:

Cash paid for ROU operating lease liability $210,000
Weighted-average remaining lease term 3 years
Weighted-average discount rate 10%

Year Ended
March 31,	$
2021	$216,300
2022	222,792
2023	194,283

633,375
Imputed interest	(117,062)
Total lease liability	$516,313

NOTE 9- ACCOUNTS PAYABLE

Accounts payable were $1,164,716 and $1,157,090 as of March 31, 2020 and December 31, 2019, respectively. Such liabilities consisted of amounts due to vendors for inventory purchases, audit, legal and other expenses incurred by the Company. The increase relates to inventory purchased at EZ-CLONE for production for sales expected during the three months ended June 30, 2020.

NOTE 10- ACCRUED EXPENSES

Accrued expenses were $319,444 and $259,093 as of March 31, 2020 and December 31, 2019, respectively. Such liabilities consisted of amounts due to sales tax, payroll and restructuring expense liabilities. As of September 30, 2019, the Company closed retail stores in Portland, Maine, Encino, California and Calgary, Canada. The Company is negotiating with the landlords and the Company has recorded restructuring reserves of $209,577 as of March 31, 2020 and December 31, 2019, respectively.

NOTE 11 – CONVERTIBLE NOTES PAYABLE, NET

Convertible notes payable as of March 31, 2020 consisted of the following

				Balance
		Accrued	Debt	As of
	Principal	Interest	Discount	March 31, 2020
10% OID Convertible Promissory Notes	$2,650,007	$287,716	$-	$2,937,723
Secured Advance Note	184,903	-	-	184,903
12% Convertible Promissory Notes	339,900	12,975	(12,907)	339,968
	$3,174,810	$300,691	$(12,907)	$3,462,594

Convertible notes payable as of December 31, 2019 consisted of the following:

				Balance
		Accrued	Debt	As of
	Principal	Interest	Discount	December 31, 2019
10% OID Convertible Promissory Notes	$2,195,007	$220,980	$-	$2,415,987
Secured Advance Note	205,228	-	-	205,228
12% Convertible Promissory Notes	281,600	3,055	(21,591)	263,064
	$2,681,835	$224,035	$(21,591)	$2,884,279

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

As of March 31, 2020, the outstanding principal balance due to Chicago Venture, Iliad and Odyssey was $2,650,007 and accrued interest was $287,716, which results in a total amount of $2,937,723.

During the quarter ended March 31, 2020, Chicago Venture converted principal and accrued interest of $100,000 into 605,294 shares of our common stock at a per share conversion price of $0.165 with a fair value of $130,138 and recognized a $30,138 loss on debt conversions.

The Company’s obligation to pay the Debt, or any portion thereof, is secured by all of the Company’s assets.

The Company has approximately $645,000 available under the Notes as of March 31, 2020 but cannot currently access the available funds.

The 10% Notes are convertible at the holder’s option into the Company’s common stock as defined in the documents. Based upon the last conversion price of the stock at March 31, 2020, the notes would convert to approximately 17,781,855 shares.

Securities Purchase Agreement, Secured Promissory Notes and Security Agreement with Chicago Venture Partners, L.P (Chicago Venture) dated January 30, 2020

On January 30, 2020, the Company executed the following agreements with Chicago Venture: (i) Securities Purchase Agreement; (ii) Secured Convertible Promissory Notes (“Notes”); and (iii) Security Agreement (collectively the “Chicago Venture Agreements”). The Company entered into the Chicago Venture Agreements with the intent to acquire working capital to grow the Company’s businesses.

The total amount of funding under the CVP Agreements is $500,000 in various tranches. The Notes carry an original issue discount of $50,000 and a transaction expense amount of $5,000, for total debt of $555,000 (“Debt”). The Company agreed to reserve 53,333 shares of its common stock for issuance upon conversion of the Debt, if that occurs in the future. If not converted sooner, the Debt is due on or before January 29, 2021. The Debt carries an interest rate of ten percent (10%). The Debt is convertible, at CVP’s option, into the Company’s common stock at $0.30 per share subject to adjustment as provided for in the Notes. The Company received approximately $500,000 of funding under the Chicago Venture agreements in the quarter ended March 31, 2020. The balance outstanding at March 31, 2020 was $555,000.

The Company’s obligation to pay the Debt, or any portion thereof, is secured by all of the Company’s assets.

Secured Advance Note with Crossover Capital Fund I LLC (“Crossover”)

On September 20, 2019, the Company closed a Secured Advance Note with Crossover Capital Fund I LLC (the “Crossover Note”). The Company entered into the Crossover Note with the intent to acquire working capital to grow the Company’s businesses. The total amount of funding under the Crossover Note is $250,000. The Crossover Note carries an original issue discount of $57,400 and a transaction expense amount of $7,000, for total debt of $308,400. On December 22, 2019, the Note increased by $25,700. The original issue discount was immediately recorded as interest expense due to the note maturity being less than one year. The Company agreed to reserve three times the number of shares based on the conversion value in case of default under the Crossover Note, if that occurs in the future. The Crossover Note is due in nine months and is repayable weekly at $9,205. The Crossover Note is convertible into the Company’s common stock at the market value share price subject to adjustment as provided for in the Crossover Note in the case of default. The Company’s obligation to pay the Crossover Note, or any portion thereof, is secured by all of the Company’s assets. As of December 31, 2019, the outstanding principal balance due Crossover was $205,228. The Company also issued 33,333 shares of common stock to Crossover as a commitment fee that was valued at fair market value at $25,000 or $0.75 per share and expensed as interest expense during the year ended December 31, 2019.

On January 14, 2020, the Note increased by $25,700. As of March 31, 2020, the outstanding principal balance due to Crossover was $184,903. The Company is behind on the weekly payments under this Note and is in discussions with the Crossover

12% Convertible Promissory Notes

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

The Company entered into Convertible Promissory Note with Power Up Lending Group Ltd on January 14, 2020 for $58,300 to fund short-term working capital. The Notes accrues interest at a rate of 12% per annum and became due in one year and are convertible into common stock at 75% of market value after six months. The Company received cash of $50,000, and recorded interest expense of $1,495, a transaction expense amount of $3,000 and amortization of debt discount of $5,300. The Company recorded as interest expense in the three months ended March 31, 2020 the value of the beneficial conversion feature of $19,433 related to the potential conversion at a discount after six months.

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

There was a derivative liability of $1,579,055 and $1,300,915 as of March 31, 2020 and December 31, 2019, respectively. For the three months ended March 31, 2020 and 2019, the Company recorded non-cash expense $278,140 and non-cash income of $487,223 related to the “change in fair value of derivative” expense related to the Chicago Venture and Iliad financing. These were the only changes in level 3 fair value instruments during such periods.

Derivative liability as of March 31, 2020 was as follows:

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	March 31, 2020

Liabilities:
Derivative Instruments	$-	$-	$1,579,055	$1,579,055

Total	$-	$-	$1,579,055	$1,579,055

Derivative liability as of December 31, 2019 was as follows:

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	December 31, 2019

Liabilities:
Derivative Instruments	$-	$-	$1,300,915	$1,300,915

Total	$-	$-	$1,300,915	$1,300,915

NOTE 13 – RELATED PARTY TRANSACTIONS AND CERTAIN RELATIONSHIPS

Since January 1, 2019, the Company engaged in the following reportable transactions with our directors, executive officers, holders of more than 5% of our voting securities, and affiliates or immediately family members of our directors, executive officers and holders of more than 5% of our voting securities.

Certain Relationships
Please see the transactions with Chicago Venture Partners, L.P. discussed in Notes 11 and 12.

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

Notes Payable to Related Parties

EZ-CLONE has $104,144 due to relatives of the two selling shareholders as of March 31, 2020 and December 31, 2019, respectively.

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

Capital Stock Issued and Outstanding

As of March 31, 2020, the Company had issued and outstanding securities of 29,282,602 shares of common stock.

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

During the three months ended March 31, 2020, the Company had the following issuances of unregistered equity securities to accredited investors unless otherwise indicated:

Chicago Venture converted principal and accrued interest of $100,000 into 605,294 shares of our common stock at a per share conversion price of $0.165.

The Company issued 15 shares related to a reverse stock split.

The Company issued 164 shares of common stock related to the exercise of warrants for $460, or $3.151 per share.

Warrants

The Company had no warrant activity during the three months ended March 31, 2020.

A summary of the warrants issued as of March 31, 2020 is as follows:

	March 31, 2020
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at January 1, 2020	2,418,834	$3.465
Issued	-	$-
Exercised	-	$-
Forfeited	-	$-
Expired	-	$-
Outstanding at March 31, 2020	2,418,834	$3.465
Exerciseable at March 31, 2020	2,312,168	$-

A summary of the status of the warrants outstanding as of March 31, 2020 is presented below:

	March 31, 2020
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life	Price	Exerciseable	Price
366,667	6.41	$1.500	366,667	$1.500
320,000	4.58	1.800	213,333	1.800
1,407,582	1.58	3.150	1,407,582	3.150
324,586	2.83	7.500	324,586	7.500
-	-	-	-	-
2,418,834	2.52	$3.465	2,312,168	$3.374

Warrants had no intrinsic value as of March 31, 2020.

The warrants were valued using the following assumptions:

Dividend yield	0%
Expected life	1-5 Years
Expected volatility	70-200%
Risk free interest rate	0.78-2.6%

NOTE 15– STOCK OPTIONS

Description of Stock Option Plan

The Company has 1,333,333 shares available for issuance under the First Amended and Restated 2017 Stock Incentive Plan. The Company has outstanding unexercised stock option grants totaling 550,000 shares at an average exercise price of $1.491 per share as of March 31, 2020. The Company filed registration statements on Form S-8 to register 1,333,333 shares of our common stock related to the 2017 Stock Incentive Plan and First Amended and Restated 2017 Stock Incentive Plan.

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

Stock Option Activity

Stock option activity for the three months ended March 31, 2020 and the years ended December 31, 2019 and 2018 was as follows:

	Options	Weighted Average	Option
	Shares	Exercise Price	$
Outstanding as of January 1, 2018	373,333	$1.065	$397,600
Granted	300,000	1.950	585,000
Exercised	(6,666)	0.900	(5,999)
Forfeitures	-	-	-
Outstanding as of January 1, 2019	666,667	1.410	940,000
Granted	23,333	1.200	28,000
Exercised	(26,111)	(0.900)	23,500
Forfeitures	(113,869)	(1.146)	130,477
Outstanding as of December 31, 2019	550,020	1.491	1,121,977
Granted	-	-	-
Exercised	-	-	-
Forfeitures	-	-	-
Outstanding as of March 31, 2020	550,000	$1.491	$820,000

The following table summarizes information about stock options outstanding and exercisable at March 31, 2020:

		Weighted			Weighted
		Average	Weighted		Average
Range of	Number	Remaining Life	Average	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Exercise Price	Exerciseable	Exerciseable
$0.90	80,000	2.75	$0.90	66,667	$0.90
1.05	66,667	2.75	1.05	55,556	1.05
1.2-1.35	16,667	0.80	1.2-1.35	13,333	1.2-1.35
1.50	133,333	2.61	1.50	112,778	1.50
1.80	253,333	3.75	1.80	126,667	1.80
	550,000	3.12	$1.491	375,000	$1.25

Stock option grants totaling 550,000 shares of common stock have no intrinsic value as of March 31, 2020.

The stock option grants were valued using the following assumptions:

Dividend yield	0%
Expected life	1-5 Years
Expected volatility	70-200%
Risk free interest rate	0.78-2.6%

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

On May 31, 2019, the Company rented space at 5400 Carillon Point, Kirkland, Washington 98033 for $623 per month for the Company’s corporate office and use of space in the Regus network, including California. The Company’s agreement was renewed and now expires May 31, 2021.

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

There were material events subsequent to March 31, 2020:

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

Other

On April 17, 2020, the Company received $362,500 under the Paycheck Protection Program of the U.S. Small Business Administration’s 7(a) Loan Program pursuant to the Coronavirus, Aid, Relief and Economic Security Act (CARES Act), Pub. Law 116-136, 134 Stat. 281 (2020).

On April 30, 2020, Chicago Venture converted principal and accrued interest of $100,000 into 709,844 shares of the Company’s common stock at a per share conversion price of $0.141.

On April 16, 2020, the Company issued 20,000 shares of the Company’s common stock each to Katherine McLain and Thom Kozik, directors valued at $0.295 per share or $5,900. This issuance was an annual award for independent director services.

On May 7, 2020, EZ-CLONE received $203,329 under the Paycheck Protection Program of the U.S. Small Business Administration’s 7(a) Loan Program pursuant to the Coronavirus, Aid, Relief and Economic Security Act (CARES Act), Pub. Law 116-136, 134 Stat. 281 (2020).

During May 26-28, 2020, PowerUp Lending Group Ltd converted principal of $80,000 into 531,409 shares of the Company’s common stock at a per share conversion price of $0.151.

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

FINANCIAL PERFORMANCE

We continued to operate and provide essential business services on a state-by-state basis, as determined by state laws amid the COVID-19 pandemic. The cannabis and hemp industries that service the medicinal demand are seeing great support from the states. Additionally, this is planting season for many hemp farmers across the country, it is imperative for GrowLife to support these farmers by keeping EZ-CLONE and all GrowLife products available to them. Starting March 2020, we have experienced strong sales but our first quarter was impacted by the Covid-19 pandemic. However, we have a sales order backlog of $0.4 million into the second quarter.

Our year to date revenue was $1.7 million as compared to $2.2 million for three months ended March 31, 2019. Our gross profits, or revenue after our cost of sales, was reported at $0.6 million for three months ended March 31, 2020 as compared to last year’s $0.8 million. GrowLife blended gross margins of 39.3% were up from 34.3% during the three months ended March 31, 2019.

These key metrics deserve a moment of pause and explanation. First, year over year is down 26% and even with the $0.4 million in backlog we would be down 8%. While relatively speaking we had a strong 2019 with $8.2 million, fourth quarter finished soft with $1.47 million in revenue and $0.3 million in gross profit. In comparing fourth quarter to the first quarter, we see about a 15% increase in revenue and doubling of gross profit. In addition, we built a sales order backlog of $0.4 million to be shipped in the second quarter.

However, the tipping of the blended gross margins towards the EZ-CLONE business drives them up to 39% in comparison to fourth quarter’s 21% and last year’s overall 30%.

As a result of the cost reductions implemented during the year ended December 31, 2019, we reduced operating expenses by $772,000 during the three months ended March 30, 2020 and we reduced cash used in operations by $0.7 million from $1.1 million to $0.4 million.

Finally, the Company continues to generate growth by investing in its EZ-CLONE products, sales and marketing efforts and thus reports a loss for the three months ended March 31, 2020.  We believe that expansion spending is necessary in a high-growth market such as the cannabis, hemp and CBD-related businesses.

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

Cannabis cultivators have been cloning their favorite strains from mother plants for years , using various methods like tabletop growing. These methods are extremely labor and space intensive. As the demand for cannabis and CBD-rich hemp increases through further legalization, so will the demand for more and more starters, whether CLONEs or seeds. And while cloning is the preferred method of production for many growers, cloning can be time and labor intensive, and takes a lot of space in most grow facilities.

In late 2017, EZ-CLONE developed its Pro unit, which is one of the largest and most efficient cloning systems on the market. It is commercially scalable and allows cultivators to clone high volumes of plants, in a short timeframe, as short as 14 days, with the least amount of human and environmental resources consumed than ever previously seen. These systems decrease the need for resources such as labor and planting area, and we estimate that cultivators reduce their costs by over 20% per plant using CLONEs vs. seed while simultaneously producing the highest-quality plants possible. This system is so unique, we recently announced a patent issuance on this system and hope to secure further intellectual property protection on EZ-CLONE products in the coming months and years.

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

Employees

As of March 31, 2020, we had twenty four full-time and part-time employees. Marco Hegyi, our Chief Executive Officer, is based in Kirkland, Washington. Mark E. Scott, our Chief Financial Officer, is based primarily in Seattle, Washington. We have approximately 11 employees located throughout the United States who operate our businesses. We employ 11 employees at EZ-CLONE in Sacramento, CA. None of our employees are subject to a collective bargaining agreement or represented by a trade or labor union. We believe that we have a good relationship with our employees.

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

The October 15, 2018 agreement called us, upon delivery of the remaining 49% of EZ-Clone stock, to acquire such stock within one year for $1,960,000, payable as follows: (i) a cash payment of $855,000; and (ii) the issuance of Company’s common stock at a value of $1,105,000. On November 5, 2019, the Company amended the purchase agreement with one 24.5% shareholder obligating the Company to purchase the remaining 49% of stock by agreeing to a 20% extension fee ($171,000) of the $855,000 cash payable at the earlier of the closing of $2,000,000 in funding or nine months (July 2020). As of March 31, 2020, the $171,000 extension fee has not been paid.

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

(dollars in thousands)

	Three Months Ended March 31,
	2020	2019	$ Variance	% Variance
Net revenue	$1,661	$2,244	$(583)	-26.0%
Cost of goods sold	1,008	1,473	(465)	31.6%
Gross profit	653	771	(118)	-15.3%
General and administrative expenses	1,358	2,130	(772)	36.2%
Operating loss	(705)	(1,359)	654	51.5%
Other income (expense):
Change in fair value of derivative	(278)	487	(765)	-157.1%
Interest expense, net	(281)	(120)	(161)	-134.2%
Loss on debt conversions	(30)	(1,346)	1,316	97.8%
Total other expense, net	(589)	(979)	390	39.8%
Loss before income taxes	(1,294)	(2,338)	1,044	44.7%
Income taxes - current benefit	-	-	-	-100.0%
Net loss	$(1,294)	$(2,338)	$1,044	44.7%

THREE MONTHS ENDED MARCH 31, 2020 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2019

Revenue

Net revenue for the three months ended March 31, 2020 decreased by $583,000 to $1,661,000 from $2,244,000 for the three months ended March 31, 2019. The first quarter of 2020 was impacted by the Covid-19 pandemic. However, we have a sales order backlog of $400,000 into quarter 2. The hydroponics revenue for the three months ended March 31, 2020 was $687,000 as compared to $1,305,000 for the three months ended March 31, 2019. The EZ-CLONE revenue for the three months ended March 31, 2020 was $974,000 as compared to $939,000 for the three months ended March 31, 2019.

Cost of Goods Sold

Cost of sales for the three months ended March 31, 2020 decreased by $465,000 to $1,008,000 from $1,473,000 for the three months ended March 31, 2019. Our quarter one was impacted by the Covid-19 pandemic and the lower revenue volume during the quarter.

Gross profit was $653,000 for the three months ended March 31, 2020 as compared to a gross profit of $771,000 for the three months ended March 31, 2019. The gross profit percentage was 39.3% for the three months ended March 31, 2020 as compared to 34.3% for the three months ended March 31, 2019. The increase was due increased sales, offset by lower cost of sales related to favorable product mix related to the acquisition of EZ-CLONE on October 15, 2018. EZ-CLONE reported a gross profit percentage of 52.5%.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2020 were $1,358,000 as compared to $2,130,000 for the three months ended March 31, 2019. The variances were as follows: (i) a decrease in non-cash other expenses of $140,000; (ii) a decrease in payroll expenses of $163,000; (iii) a decrease in rent expense of $90,000; (iv) a decrease in sales and marketing expenses of $98,000; (v) decreased insurance of $35,000; and (vi) decreased other expenses of $246,000 . As part of the general and administrative expenses for the three months ended March 31, 2020, we recorded public relation, investor relation or business development expenses of $0. We implemented a cost reduction program during the year ended December 31, 2019.

Non-cash general and administrative expenses for the three months ended March 31, 2020 included non-cash expenses of $215,000 including (i) depreciation of 9,000; (ii) amortization of intangible assets of $168,000; and (iii) stock based compensation of $38,000 related to stock option grants and warrants.

Non-cash general and administrative expenses for the three months ended March 31, 2019 were $520,000 including (i) depreciation and amortization of $30,000; (ii) amortization of intangible assets of $285,000; (iii) stock based compensation of $40,000 related to stock option grants and warrants; and (iv) common stock issued for services of $165,000.

Other Expense

Other expense for the three months ended March 31, 2020 was $589,000 as compared to other expense of $979,000 for the three months ended March 31, 2019. The other expense for the three months ended March 31, 2020 included (i) change in derivative liability of $278,000; (ii) interest expense of $281,000; and (iii) loss on debt conversions of $30,000. The change in derivative liability is the non-cash change in the fair value and relates to our derivative instruments. The non-cash interest related to accrued interest expense on our notes payable. The loss on debt conversions related to the conversion of our notes payable at prices below the market price.

The other expense for the three months ended March 31, 2019 included (i) interest expense of $120,000; and (ii) loss on debt conversions of $1,347,000; offset by (iii) change in fair value of derivative of $487,000 The non-cash interest related to the amortization of the debt discount associated with our convertible notes and accrued interest expense related to our notes payable. The loss on debt conversions related to the conversion of our notes payable at prices below the market price.

Net Loss

Net loss for the three months ended March 31, 2020 was $1,294,000 as compared to $2,338,000 for the three months ended March 31, 2019 for the reasons discussed above.

Net loss for the three months ended March 31, 2020 included non-cash expenses of $771,000 including (i) depreciation of $9,000; (ii) amortization of intangible assets of $168,000; (iii) stock based compensation of $38,000 related to stock option grants and warrants; (iv) accrued interest on convertible notes payable of $248,000; (v) change in derivative liability of $278,000; and (vi) loss on debt conversions of $30,000.

Net loss for the three months ended March 31, 2019 included non-cash expenses of $1,446,000 including (i) depreciation and amortization of $30,000; (ii) amortization of intangible assets of $285,000; (iii) stock based compensation of $40,000 related to stock option grants and warrants; (iv) common stock issued for services of $165,000; (v) accrued interest on convertible notes payable of $66,000; (vi) loss on debt conversions of $1,347,000; (vii) noncontrolling interest in EZ-Clone Enterprises, Inc.; and offset by (viii) change in derivative liability of $487,000.

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

The accompanying financial statements have been prepared assuming that we will continue as a going concern. However, since inception, we have sustained significant operating losses and such losses are expected to continue for the foreseeable future. As of March 31, 2020, we had an accumulated deficit of $149,755,207, cash and cash equivalents of $168,514 and a working capital deficit of $1,784,790 (less derivative liability, convertible debt, right of use liability and deferred revenue). Additionally, we used in operating activities $423,000, $2,910,000 and $3,855,000 for the three months ended March 31, 2020 and the years ended December 31, 2019 and 2018 respectively. We will require additional cash funding to fund operations beyond June 30, 2020. Accordingly, management has concluded that we do not have sufficient funds to support operations within one year after the date the financial statements are issued and, therefore, we concluded there was substantial doubt about the Company’s ability to continue as a going concern.

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

Funding Agreements with Chicago Venture Partners, L.P., and Iliad Research and Trading, L.P and Odyssey Research and Trading, LLC

We have various 10% Convertible Promissory Notes with the above entities. We currently have $645,000 availability under the funding agreements. We are able to currently utilize this availability.

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2020 was $423,000. This amount was primarily related to a net loss of $1,294,000, offset by (i) net working capital of $100,000; and (ii) non-cash expenses of $771,000 including (iii) depreciation of $9,000; (iv) amortization of intangible assets of $168,000; (iv) stock based compensation of $38,000 related to stock option grants and warrants; (v) accrued interest on convertible notes payable of $248,000; (vi) change in derivative liability of $278,000; and (vii) loss on debt conversions of $30,000.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2020 was $550,000. The amount related to proceeds from note payable of $550,000.

Our contractual cash obligations as of March 31, 2020 are summarized in the table below:

		Less Than
Contractual Cash Obligations	Total	1 Year	1-3 Years
Operating lease cash payments	$633,375	$211,246	$422,129
Convertible notes payable and accrued interest	3,462,594	3,462,594	-
Notes payable and capital leases	104,144	104,144	-
Acquisition of 49% of EZ-CLONE Enterprises, Inc.	1,026,000	1,026,000	-
	$5,226,113	$4,803,984	$422,129

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

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of March 31, 2020, that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

b) Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2020, there were no changes in our internal controls over financial reporting during this fiscal quarter, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

Presently, the impact of COVID-19 has not shown any imminent adverse effects on our business. This notwithstanding, it is still unknown and difficult to predict what adverse effects, if any, COVID-19 can have on our business, or against the various aspects of same.

As of the date of this Quarterly Report, COVID-19 coronavirus has been declared a pandemic by the World Health Organization, has been declared a National Emergency by the United States Government and has resulted in several states being designated disaster zones. COVID-19 coronavirus caused significant volatility in global markets. The spread of COVID-19 coronavirus has caused public health officials to recommend precautions to mitigate the spread of the virus, especially as to travel and congregating in large numbers. In addition, certain states and municipalities have enacted, and additional cities are considering, quarantining and “shelter-in-place” regulations which severely limit the ability of people to move and travel and require non-essential businesses and organizations to close. While some states are considering lifting their “shelter-in-place” restrictions and travel bans, as they are removed there is no certainty that an outbreak will not occur and additional restrictions imposed again in response.

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

In addition, our headquarters are located in Seattle, Washington which was also recently subject of large COVID-19 outbreak. In response, Washington State governor, Jay Inslee, mandated a minimum 2 week stay at home order with exceptions only for essential businesses. The state is currently in phase 1 of a reopening program. It is unclear at this time how these restrictions will be amended as the pandemic evolves. We are hopeful that COVID-19 closures will have only a limited effect on our operations and revenues.

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

The Securities Purchase Agreements with Chicago Venture, Iliad and Odyssey will terminate if we file protection from its creditors, a Registration Statement on Form S-1 is not effective, and our market capitalization or the trading volume of our common stock does not reach certain levels. If terminated, we will be unable to draw down all or substantially all of Notes.

Our ability to require Chicago Venture, Iliad and Odyssey to fund the Notes is at mutual discretion, subject to certain limitations. Chicago Venture, Iliad and Odyssey are obligated to fund if each of the following conditions are met; (i) the average and median daily dollar volumes of our common stock for the twenty (20) and sixty (60) trading days immediately preceding the funding date are greater than $100,000; (ii) our market capitalization on the funding date is greater than $17,000,000; (iii) we are not in default with respect to share delivery obligations under the note as of the funding date; and (iv) we are current in our reporting obligations.

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

The October 15, 2018 agreement called for the Company, upon delivery of the remaining 49% of EZ-Clone stock, to acquire such stock within one year for $1,960,000, payable as follows: (i) a cash payment of $855,000; and (ii) the issuance of Company’s common stock at a value of $1,105,000. On November 5, 2019, we amended the purchase agreement with one 24.5% owner obligating the Company to purchase the remaining 49% of stock by agreeing to a 20% extension fee ($171,000) of the $855,000 cash payable at the earlier of the closing of $2,000,000 in funding or nine months (July 2020). As of March 31, 2020, the $171,000 extension fee has not been paid and we continue in discussion with the shareholders about paying of the remaining purchase price payable.

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

We have experienced net losses since inception. As of March 31, 2020, we had an accumulated deficit of $149.8 million. There can be no assurance that we will achieve or maintain profitability.

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

Our operating results may fluctuate significantly based on customer acceptance of our products. As a result, period-to-period comparisons of our results of operations are unlikely to provide a good indication of our future performance. Management expects that we will experience substantial variations in our net sales and operating results from quarter to quarter due to customer acceptance of our products. If customers do not accept our products, our sales and revenues will decline, resulting in a reduction in our operating income.

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

Risks Related to our Common Stock

Chicago Venture, Iliad and Odyssey could have significant influence over matters submitted to stockholders for approval.

As a result of funding from Chicago Venture, Iliad and Odyssey as previously detailed, they exercise significant control over us.

While there are limits on the ownership by each party, if these companies were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our officers, directors, management and affairs. For example, these companies, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire.

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

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of March 31, 2020, there were approximately (i) 29,282,602 shares of common stock outstanding; (ii) stock option grants for the purchase of 550,000 shares of common stock at average exercise price of $1.491 per share; (iii) warrants to purchase an aggregate of we had warrants to purchase an aggregate of 2,418,834 shares of common stock with expiration dates between November 2021 and October 2028 at an exercise price of $3.465 per share; (iv) and unknown number of common shares to be issued under the Chicago Venture, Iliad St. George, Power Up and Crossover Fund financing agreements.

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

Our Convertible Notes Payable may require an adjustment in the current conversion price of $0.165 per share if we issue common stock, warrants or equity below the price that is reflected in the convertible notes payable. Our warrant with St. George may require an adjustment in the exercise price. The conversion price of the convertible notes and warrants will have an impact on the market price of our common stock. Specifically, if under the terms of the convertible notes the conversion price goes down, then the market price, and ultimately the trading price, of our common stock will go down. If under the terms of the convertible notes the conversion price goes up, then the market price, and ultimately the trading price, of our common stock will likely go up. In other words, as the conversion price goes down, so does the market price of our stock. As the conversion price goes up, so presumably does the market price of our stock. The more the conversion price goes down, the more shares are issued upon conversion of the debt which ultimately means the more stock that might flood into the market, potentially causing a further depression of our stock.

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

During the three months ended March 31, 2020, we had the following sales of unregistered sales of equity securities.

Chicago Venture converted principal and accrued interest of $100,000 into 605,294 shares of our common stock at a per share conversion price of $0.165.

We issued 15 shares related to a reverse stock split.

We issued 164 shares of common stock related to the exercise of warrants for $460, or $3.151 per share.

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

3.4	Amendment to Articles of Incorporation dated November 20, 2019. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on November 26, 2019, and hereby incorporated by reference.

4.1	GrowLife, Inc. 2017 Stock Incentive Plan filed as an Annex 1 to the Company’s Preliminary Schedule 14A filed with the SEC on June 30, 2017, and hereby incorporated by reference.

4.2	Form of Warrants. Filed as exhibits to the Company’s Form 8-K and filed with the SEC on February 28, 2020, and hereby incorporated by reference.

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

10.18
Compilation of Securities Purchase Agreement, Secured Promissory Notes, and Security Agreement. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on February 5, 2020, and hereby incorporated by reference.

14.1	Code of Conduct and Ethics dated May 15, 2014. Attached as an exhibit to the Company’s Form 8-K filed and with the SEC on June 9, 2014, and hereby incorporated by reference.

16.1	Letter dated October 3, 2019 from SD Mayer and Associates, LLP. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on October 8, 2019, and hereby incorporated by referene.

31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.

32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

99.1	Amended and Restated Audit Committee Charter, dated October 16, 2015. Attached as an exhibit to the Company’s Form 8-K and filed with the SEC on October 26, 2015, and hereby incorporated by reference.

99.2	Compensation Committee Charter dated May 15, 2014. Attached as an exhibit to the Company’s Form 8-K dated June 3, 2014 and filed with the SEC on June 9, 2014, and hereby incorporated by reference.

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

GROWLIFE, INC.

(Registrant)

Date: May 29, 2020	By:	/s/ Marco Hegyi
Marco Hegyi
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 29, 2020	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer
(Principal Financial and Accounting Officer)