Form 10-Q/A
period 2020-03-31
GROWLIFE, INC.
filed 2020-06-16
CIK 1161582

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

EXPLANATORY NOTE

The registrant is filing this Amendment No 1 on Form 10-Q/A (Form 10-Q/A”) to its Quarterly Report for the quarter ended March 31, 2020 as filed with the Securities and Exchange Commission on May 29, 2020 (the “Original Filing”). This Form 10-Q/A is being provided for the sole purpose of furnishing the disclosure regarding reliance on the SEC’s Order regarding a COVID-19 related filing extension, as discussed below, which was inadvertently omitted from the Original Filing and no other changes have been made to the Original Filing.

This Form 10-Q/A contains only the cover page, explanatory note, the exhibit index, signature page and the revised certifications. This Amendment speaks as of the filing date of the Original Filing and does not reflect events that may have occurred subsequent to that original filing date,and does not modify or update in any way disclosure made in the Original Filing.  No attempt has been made in this Amendment to modify or update the disclosures presented in the Original Filing.

In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, as a result of this Amendment, the certifications from our Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Amendment and are included as Exhibits 31.1, 31.2 , 32.1and 32.2 hereto.

COVID-19 RELIANCE ON SEC ORDER

On March 4, 2020, the U.S. Securities and Exchange Commission (the “SEC”) issued an order (Release No. 34-88318) under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), granting exemptions from specified provisions of the Exchange Act and certain rules thereunder. On March 25, 2020, the order was modified and superseded by a new SEC order (Release No. 34-88465) (the “SEC Order”), which provides conditional relief to public companies that are unable to timely comply with their filing obligations as a result of the novel coronavirus (“COVID-19”) outbreak.

On May 15, 2020, GrowLife, Inc. (“GrowLife,” “we,” or “our”) filed a Form 8-K announcing its reliance on the SEC Order with respect to the filing of this Form 10-Q for the quarter ended March 31, 2020 (the “Quarterly Report”) due to circumstances related to the COVID-19 outbreak. The Company has relied on the SEC Order to extend the filing date of our Quarterly Report. In particular, reliance on the SEC Order was necessary as the result of COVID-19 and related precautionary responses including closures of businesses and stay at home orders which have made it difficult to complete our Quarterly Report and therefore it has taken us more time to finish our analysis and compile certain information necessary to make key assessments and estimates.

As a result of our reliance on the SEC Order, we believe this Quarterly Report has been within its prescribed extension deadline and thus it will be deemed timely filed by the SEC.

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

GROWLIFE, INC.

(Registrant)

Date: June 15, 2020	By:	/s/ Marco Hegyi
Marco Hegyi
Chief Executive Officer and President
(Principal Executive Officer)

Date: June 15, 2020	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer
(Principal Financial and Accounting Officer)

2