Form 10-Q
period 2020-06-30
GROWLIFE, INC.
filed 2020-08-14
CIK 1161582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020
OR

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

As of August 14, 2020, there were 33,313,718 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

ITEM 1. FINANCIAL STATEMENTS

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
ASSETS		(Audited)

CURRENT ASSETS:
Cash and cash equivalents	$524,098	$40,834
Accounts receivable - trade, net of allowance for doubtful accounts of $5,690 as of 6/30/2020 and 12/31/2019	277,393	101,806
Inventory, net	678,219	600,674
Deposits	18,995	18,995
Total current assets	1,498,705	762,309

PROPERTY AND EQUIPMENT, NET	147,906	166,482
INTANGIBLE ASSETS, NET	1,466,576	1,802,434
GOODWILL	781,749	781,749
OPERATING LEASE RIGHT OF USE ASSET	460,644	537,522
TOTAL ASSETS	$4,355,580	$4,050,496

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade	$1,101,032	$1,157,090
Accrued expenses	223,259	259,093
Accrued expenses - related parties	97,421	31,485
Derivative liability	1,459,357	1,300,915
Convertible notes payable	3,051,353	2,884,279
Notes payable	670,716	104,144
Acquisition of EZ-CLONE Enterprises, Inc. payable in cash	1,026,000	1,026,000
Current portion of operating lease right of use liability	140,772	140,772
Total current liabilities	7,769,910	6,903,778

LONG TERM LIABILITIES:
Deferred tax liability	411,425	470,200
Notes payable	300,170	-
Long term acquisition of EZ-CLONE Enterprises, Inc. payable in common stock	1,000,000	900,000
Non-current portion of operating lease right of use liability	340,348	410,734
Total long term liabilities	2,051,943	1,780,934

COMMITMENTS AND CONTINGENCIES (Note 15)	-	-

STOCKHOLDERS' DEFICIT
Preferred stock - $0.0001 par value, 10,000,000 shares authorized, no shares
issued and outstanding at 6/30/2020 and 12/31/2019, respectively	-	-
Common stock - $0.0001 par value, 120,000,000 shares authorized, 33,313,718 and 28,677.147
shares issued and outstanding at 6/30/2020 and 12/31/2019, respectively	386,734	386,269
Additional paid in capital	144,512,723	143,441,047
Accumulated deficit	(150,365,730)	(148,461,532)
Total stockholders' deficit	(5,466,273)	(4,634,216)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,355,580	$4,050,496

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended,		Six Months Ended,
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

NET REVENUE	$1,849,837	$2,200,733	$3,511,637	$4,445,012
COST OF GOODS SOLD	1,122,006	1,524,960	2,130,361	2,998,331
GROSS PROFIT	727,831	675,773	1,381,276	1,446,681
GENERAL AND ADMINISTRATIVE EXPENSES	1,134,407	2,052,769	2,492,248	4,182,725
OPERATING LOSS	(406,576)	(1,376,996)	(1,110,972)	(2,736,044)

OTHER INCOME (EXPENSE):
Change in fair value of derivative	119,698	21,457	(158,442)	508,730
Interest expense, net	(160,246)	(107,303)	(441,247)	(227,343)
Loss on debt conversions	(222,174)	(228,099)	(252,312)	(1,574,609)
Total other expense, net	(262,722)	(313,945)	(852,001)	(1,293,222)

LOSS BEFORE INCOME TAXES	(669,298)	(1,690,941)	(1,962,973)	(4,029,266)

Income taxes - current benefit	58,775	-	58,775	-

NET LOSS	(610,523)	(1,690,941)	(1,904,198)	(4,029,266)

Net loss attrituable to noncontrolling interest in EZ-CLONE Enterprises, Inc.	-	(18,809)	-	6,719

NET LOSS ATTRIBUTABLE TO GROWLIFE, INC. AND SUBSIDIARIES	$(610,523)	$(1,709,750)	$(1,904,198)	$(4,022,547)
COMMON SHAREHOLDERS

Basic and diluted loss per share	$(0.02)	$(0.07)	$(0.06)	$(0.16)

Weighted average shares of common stock outstanding- basic and diluted	30,489,902	24,260,613	30,271,487	24,778,198

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock		Additional Paid	Accumulated	Stockholders'
	Shares	Amount	in Capital	Deficit	(Deficit)
Balance as of January 1, 2019	22,917,327	$343,749	$139,331,067	$(141,176,087)	$(1,501,271)
Stock based compensation for stock options	-	-	16,016	-	16,016
Stock based compensation for warrants	-	-	24,000	-	24,000
Shares issued for debt conversion	-	-	-	-	-
Shares issued for services rendered	139,441	2,092	163,308	-	165,400
Shares issued for convertible note and interest conversion	561,041	8,416	726,731	-	735,147
Shares issued for purchase of warrant	833,333	12,500	987,500	-	1,000,000
Noncontrolling interest in EZ-CLONE Enterprises, Inc.	-	-	-	(25,528)	(25,528)
Net loss for the three months ended March 31, 2019	-	-	-	(2,338,325)	(2,338,325)
Balance as of March 31, 2019	24,451,143	366,757	141,248,622	(143,539,940)	(1,924,561)
Stock based compensation for stock options	-	-	16,231	-	16,231
Stock based compensation for warrants	-	-	24,000	-	24,000
Shares issued for services rendered	8,448	126	8,908	-	9,034
Shares issued for convertible note and interest conversion	579,078	8,685	589,413	-	598,098
Warrant exercise	26,111	392	(392)	-	-
Noncontrolling interest in EZ-CLONE Enterprises, Inc.	-	-	-	32,247	32,247
Net loss for the three months ended June 30, 2019	-	-	-	(1,690,941)	(1,690,941)
Balance as of June 30, 2019	25,064,781	375,960	141,886,782	(145,198,634)	(2,935,892)

Balance as of January 1, 2020	28,677,147	386,269	143,441,047	(148,461,532)	(4,634,216)
Stock based compensation for stock options	-	-	13,439	-	13,439
Stock based compensation for warrants	-	-	24,000	-	24,000
Shares issued for convertible note and interest conversion	605,294	61	149,510	-	149,571
Warrant exercise	146	-	460	-	460
Fractional shares issued related to reverse stock split	15	-	-	-	-
Net loss for the three months ended March 31, 2020	-	-	-	(1,293,675)	(1,293,675)
Balance as of March 31, 2020	29,282,602	386,330	143,628,456	(149,755,207)	(5,740,421)
Stock based compensation for stock options	-	-	13,439	-	13,439
Stock based compensation for warrants	-	-	24,000	-	24,000
Shares issued for services rendered	40,000	4	11,797	-	11,801
Shares issued for convertible note and interest conversion	3,991,108	400	835,007	-	835,407
Warrant exercise	8	-	25	-	25
Net loss for the three months ended June 30, 2020	-	-	-	(610,523)	(610,523)
Balance as of June 30, 2020	33,313,718	$386,734	$144,512,724	$(150,365,730)	$(5,466,273)

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended,
	June 30, 2020	June 30, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,904,198)	$(4,022,547)
Adjustments to reconcile net loss to net cash (used in)
operating activities
Depreciation	18,576	84,678
Amortization of intangible assets	335,858	570,514
Stock based compensation	74,878	80,247
Common stock issued for services	11,801	174,362
Non cash interest and amortization of debt discount	438,899	126,898
Change in fair value of derivative liability	158,442	(508,730)
Loss on debt conversions	252,312	1,574,609
Noncontrolling interest in EZ-CLONE Enterprises, Inc.	-	6,719
Changes in operating assets and liabilities:
Accounts receivable	(175,587)	(281,171)
Inventory	(77,545)	(150,030)
Prepaids costs	-	(14,565)
Deposits	-	(6,500)
Right of use, net	6,492	3,879
Accounts payable	(17,059)	375,830
Accrued expenses	30,102	(22,052)
Deferred revenue	-	(89,504)
Change in deferred taxes	(58,775)	-
CASH (USED IN) OPERATING ACTIVITIES	(905,804)	(2,097,363)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in purchased assets	-	(5,319)
NET CASH (USED IN) INVESTING ACTIVITIES:	-	(5,319)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of convertible notes payable	(167,846)	(590,909)
Proceeds from notes payable	1,556,429	490,000
Repayment on capital lease	-	(4,754)
Proceeds from the issuance of common stock	485	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,389,068	(105,663)

NET INCREASE (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	483,264	(2,208,345)

CASH AND CASH EQUIVALENTS, beginning of period	40,834	2,334,377

CASH AND CASH EQUIVALENTS, end of period	$524,098	$126,032

Supplemental disclosures of cash flow information:

Non-cash investing and financing activities:
Shares issued for convertible note and interest conversion	$626,674	$368,000
Shares issued for purchase of warrant	$-	$1,000,000

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

These financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on April 1, 2020. The results of operations for the three or six months ended June 30, 2020 are not necessarily indicative of the results expected for the full fiscal year, or for any other fiscal period.

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION

GrowLife, Inc. (“GrowLife” or the “Company”) is incorporated under the laws of the State of Delaware and is headquartered in Kirkland, Washington. The Company was founded in 2012 with the Closing of the Agreement and Plan of Merger with SGT Merger Corporation.

On June 7, 2013, GrowLife Hydroponics completed the purchase of Rocky Mountain Hydroponics, LLC, a Colorado limited liability company (“RMC”), and Evergreen Garden Center, LLC, a Maine limited liability company (“EGC”). The effective date of the purchase was June 7, 2013. This is our commercial business.

The Company has primarily sold through its wholly owned subsidiary, GrowLife Hydroponics, Inc. GrowLife companies distribute and sell over products through its e-commerce distribution channel, GrowLifeEco.com, and through its direct sales force. GrowLife and its business units are organized and directed to operate strictly in accordance with all applicable state and federal laws.

On October 15, 2018, the Company closed the Purchase and Sale Agreement with EZ-CLONE Enterprises, Inc., a California corporation (the “Agreement”). EZ-CLONE is the manufacturer of multiple award-winning products specifically designed for the commercial cloning and propagation stage of indoor plant cultivation including cannabis, food, and other hydroponic farming. The Company is primarily focused on the sale of the EZ-CLONE products.

The total purchase price was $4 million of which $1,500,000 is payable in cash and $2.5 million payable in stock. At closing, we paid 51% of this amount totaling $2,040,000 via a (i) a cash payment of $645,000; and (ii) the issuance of 715,385 restricted shares of our common stock valued $1,395,000. The Agreement called for the Company, upon delivery of the remaining 49% of EZ Clone stock, to acquire such stock within one year for $1,960,000, payable as follows: (i) a cash payment of $855,000; and (ii) the issuance of Company’s common stock at a value of $1,105,000.

On November 5, 2019, the Company amended the Agreement with one 24.5% shareholder of EZ-CLONE Enterprises, Inc. (“EZ-CLONE”), to extend the date to purchase the remaining 49% of stock of EZ-CLONE in exchange for a 20% extension fee (a total of $171,000 for the 49% or $85,500 for each 24.5% shareholder) of the $855,000 cash payable at the earlier of the closing of $2,000,000 in funding or nine months (July 2020). The Company did not finalize the settlement of the remaining 49% of stock of EZ-CLONE by the July 2020 deadline and is in discussions with the 24.5% shareholder. As of June 30, 2020, the Company has recorded a liability of $2,026,000 for acquisition payable of which a $1,000,000 is payable in stock and $1,026,000 is payable in cash.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $1,904,198 and $7,374,383 and $11,473,136 for the six months ended June 30, 2020 and the years ended December 31, 2019 and 2018, respectively. Net cash used in operating activities was $905,804, $2,909,811 and $3,854,505 for the six months ended June 30, 2020 and the years ended December 31, 2019 and 2018, respectively.

The Company anticipates that it will record losses from operations for the foreseeable future. As of June 30, 2020, the Company’s accumulated deficit was $150,365,730. The Company has limited capital resources, and operations to date have been funded with the proceeds from private equity and debt financings. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by the Company’s independent registered public accounting firm relating to our consolidated financial statements for the year ended December 31, 2019 includes an explanatory paragraph expressing the substantial doubt about the Company’s ability to continue as a going concern.

The Company believes that its cash on hand will be sufficient to fund our operations only until September 30, 2020. The Company needs additional financing to implement our business plan and to service our ongoing operations and pay our current debts. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations, and divest all or a portion of our business. We may seek additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt. Equity financing, if obtained, could result in dilution to the Company’s then-existing stockholders and/or require such stockholders to waive certain rights and preferences. If such financing is not available on satisfactory terms, or is not available at all, the Company may be required to delay, scale back, eliminate the development of business opportunities or file for bankruptcy and our operations and financial condition may be materially adversely affected.

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

Cash and Cash Equivalents - We classify highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.  At June 30, 2020, the Company had uninsured deposits in the amount of $274,098.

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

Sales Returns - We allow customers to return defective products when they meet certain established criteria as outlined in our sales terms and conditions. It is our practice to regularly review and revise, when deemed necessary, our estimates of sales returns, which are based primarily on actual historical return rates. We record estimated sales returns as reductions to sales, cost of goods sold, and accounts receivable and an increase to inventory. Returned products which are recorded as inventory are valued based upon the amount we expect to realize upon its subsequent disposition. As of June 30, 2020 and December 31, 2019, there was a reserve for sales returns of $20,000, respectively, which is minimal based upon our historical experience.

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

Goodwill – The Company reviews its acquired goodwill for impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. In reviewing its goodwill, the Company performs a qualitative analysis to determine if it is more-likely-than-not that the goodwill is impaired. If the qualitative analysis indicates that goodwill is likely impaired, the Company calculates the fair value of its goodwill by allocating the fair value of the business unit containing the goodwill to all its tangible and intangible assets and liabilities, with the residual fair value allocated to goodwill. The excess, if any, of the goodwill carrying value in excess of its fair value would be recognized as an impairment loss. Management has concluded that, based on a qualitative analysis, it is more-likely-than-not that goodwill has not been impaired as of June 30, 2020 and December 31, 2019.

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

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of June 30, 2020 and December 31, 2019 are based upon the short-term nature of the assets and liabilities.

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

Net Loss Per Share - Under the provisions of ASC Topic 260, “Earnings per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The common stock equivalents have not been included because their impact is antidilutive.

As of June 30, 2020, there are also (i) stock option grants outstanding for the purchase of 513,333 common shares at an $1.494 average exercise price; and (ii) warrants for the purchase of 2,418,680 shares of common shares at a $3.465 average exercise price. In addition, we have an unknown number of common shares to be issued under the Crossover and 12% convertible promissory note financing agreements in the case of default. In addition, we have an unknown number of common shares to be issued under the Chicago Venture, Iliad and St. George financing agreements because the number of shares ultimately issued to Chicago Venture depends on the price at which Chicago Venture converts its debt to shares and exercises its warrants. The lower the conversion or exercise prices, the more shares that will be issued to Chicago Venture upon the conversion of debt to shares. We will not know the exact number of shares of stock issued to Chicago Venture until the debt is actually converted to equity.

As of June 30, 2019, there are also (i) stock option grants outstanding for the purchase of 550,000 common shares at a $1.491 average exercise price; (ii) warrants for the purchase of 2,418,680 common shares at a $3.465 average exercise price; and (iii) 770,002 shares related to convertible debt that can be converted at $0.38 per share.

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

NOTE 4 –BUSINESS COMBINATIONS, ACQUISITION PAYABLE AND OTHER TRANSACTION

Acquisition of EZ-CLONE Enterprises, Inc.

On October 15, 2018, the Company closed the Purchase and Sale Agreement with EZ-CLONE Enterprises, Inc., a California corporation (the “Agreement”). EZ-CLONE is the manufacturer of multiple award-winning products specifically designed for the commercial cloning and propagation stage of indoor plant cultivation including cannabis, food, and other hydroponic farming. The Company is primarily focused on the sale of the EZ-CLONE products.

This acquisition is expected to accelerate the Company’s revenue growth, increase the Company gross margins and add additional manufacturing and research and development personnel.

The total purchase price was $4 million of which $1,500,000 is payable in cash and $2.5 million payable in stock. At closing, we paid 51% of this amount totaling $2,040,000 via a (i) a cash payment of $645,000; and (ii) the issuance of 715,385 restricted shares of our common stock valued $1,395,000. The Agreement called for the Company, upon delivery of the remaining 49% of EZ Clone stock, to acquire such stock within one year for $1,960,000, payable as follows: (i) a cash payment of $855,000; and (ii) the issuance of Company’s common stock at a value of $1,105,000.

On November 5, 2019, the Company amended the Agreement with one 24.5% shareholder of EZ-CLONE Enterprises, Inc. (“EZ-CLONE”), to extend the date to purchase the remaining 49% of stock of EZ-CLONE in exchange for a 20% extension fee (a total of $171,000 for the 49% or $85,500 for each 24.5% shareholder) of the $855,000 cash payable at the earlier of the closing of $2,000,000 in funding or nine months (July 2020). The Company did not finalize the settlement of the remaining 49% of stock of EZ-CLONE by the July 2020 deadline and is in discussions with the 24.5% shareholder. As of June 30, 2020, the Company has recorded a liability of $2,026,000 for acquisition payable of which a $1,000,000 is payable in stock and $1,026,000 is payable in cash.

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

For accounting purposes, from the October 15, 2018 acquisition date and through September 30, 2019, the Company has consolidated EZ Clone given their control and have treated its ability to acquire the remaining 49% interest in EZ Clone as a de facto option to buy and has thus categorized it as non-controlling until November 5, 2019 when the amended purchase agreement obligates the Company to purchase the remaining 49%. Effective in the quarter beginning October 1, 2019, the Company for accounting purposes, considers EZ Clone to be 100% owned and thus eliminated the non-controlling interest and recorded an acquisition payable related to the balance owed. As of December 31, 2019, the Company has an acquisition payable totaling $1,926,000, of which $1,026,000 is current and $900,000 is categorized as long term since stock is expected to be issued to settle this and will not utilize current assets. The total liability consists of the discounted value of the future payments of $1,960,000 and the $171,000 extension fee payable. The Company will accrete the difference between the carrying value of the acquisition payable and the contractual obligations as interest expense through July 2020 when payment is due. The Company recorded the $171,000 as a financing fee and expensed it as interest expense in 2019. During the fourth quarter of 2019, the Company recorded a noncash financing charge as interest expense totaling approximately $410,000 to recognize the acquisition payable and to eliminate the non-controlling interest.

As of the acquisition date in October 2018, the Company recognized approximately $3.4 million of intangible assets and began amortizing them over 3 years. In the fourth quarter of 2019, the Company completed its evaluation of assets acquired and finalized its asset valuation. The finalized valuation resulted in lower intangible assets from the original assessment, allocating some of the intangible to Goodwill and determined that the life of definite life intangibles to be 5 years (See Note 7). The Company adjusted the cost basis and accumulated amortization, reducing both, but did not change 2019 amortization expense that had been recorded through September 30, 2019 which was in excess of $800,000.The change in the purchase accounting also resulted in the recording of a deferred tax liability and the lowering of non-controlling interest by $587,750 and such reclassification was made to the December 31, 2018 balance sheet. During the six months ended June 30, 2020, the Company recorded a tax benefit of $58,885 related to book versus tax basis difference from the purchase accounting.

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

NOTE 5 – INVENTORY

Inventory as of June 30, 2020 and December 31, 2019 consisted of the following:

	June 30,	December 31,
	2020	2019

Raw materials	$467,941	$329,482
Work in process	50,523	49,253
Finished goods	11,164	92,703
Inventory deposits	148,591	129,236
Total	$678,219	$600,674

Raw materials consist of supplies for product lines at EZ-CLONE.

Finished goods inventory relates to product lines EZ- CLONE.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2020 and December 31, 2019 consists of the following:

	June 30,	December 31,
	2020	2019

Machinery, equipment and tooling	$356,867	$356,867
Computer equipment	16,675	16,675
Leasehold improvements	14,702	14,702
Total property and equipment	388,244	388,244
Less accumulated depreciation and amortization	(240,338)	(221,763)
Net property and equipment	$147,906	$166,482

Total depreciation expense was $18,576 and $50,857 for the six months ended June 30, 2020 and 2019, respectively. All equipment is used for manufacturing, selling, general and administrative purposes and accordingly all depreciation is classified in cost of goods sold, selling, general and administrative expenses.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets as of June 30, 2020 and December 31, 2019 consisted of the following:

	Estimated Useful Lives	June 30, 2020	December 31, 2019

Customer Lists	5 Years	$1,297,000	$1,297,000
Intellectual Property	5 Years	1,054,000	1,054,000
less accumulated amortization		(884,424)	(548,566)
Net Intangible assets-definitive life		1,466,576	1,802,434

Goodwill-indefinite life	N/A	781,749	781,749

Total intangible assets and goodwill		$2,248,325	$2,584,183

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

Total amortization expense was $335,858 and $570,513 for the six months ended June 30, 2020 and 2019, respectively.

NOTE 8- LEASES

The Company previously entered into operating leases for retail and corporate facilities. These leases have terms which range from two to five years, and often include options to renew. These operating leases are listed as separate line items on the Company's December 31, 2018 Consolidated Balance Sheet and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are also listed as separate line items on the Company's December 31, 2018 Consolidated Balance Sheet. Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, the Company recognized right-of-use assets and lease liabilities for operating leases of approximately $1,378,000 on January 1, 2019. Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. During the three months ended September 30, 2019 the Company cancelled all but one lease and has recognized the rent and termination fees related to the cancelled leases as an expense in the current period. As of June 30, 2020 and December 31, 2019, total right-of-use assets and operating lease liabilities for remaining long term lease was approximately $460,404 and $481,120, respectively. During the six months ended June 30, 2020 and 2019, the Company recognized approximately $111,492 in total lease costs for the lease.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company's operating right-of-use assets and related lease liabilities as of and for the six months ended June 30, 2020 were as follows:

Cash paid for ROU operating lease liability $105,000
Weighted-average remaining lease term 3 years
Weighted-average discount rate 10%

Year Ended
June 30,	$
2021	$216,300
2022	222,792
2023	159,090

598,182
Imputed interest	(117,062)
Total lease liability	$481,120

NOTE 9- ACCOUNTS PAYABLE

Accounts payable were $1,101,032 and $1,157,090 as of June 30, 2020 and December 31, 2019, respectively. Such liabilities consisted of amounts due to vendors for inventory purchases, audit, legal and other expenses incurred by the Company.

NOTE 10- ACCRUED EXPENSES

Accrued expenses were $223,259 and $259,093 as of June 30, 2020 and December 31, 2019, respectively. Such liabilities consisted of amounts due to sales tax, payroll and restructuring expense liabilities. As of September 30, 2019, the Company closed retail stores in Portland, Maine, Encino, California and Calgary, Canada. The Company is negotiating with the landlords and the Company has recorded restructuring reserves of $209,577 as of June 30, 2020 and December 31, 2020, respectively.

NOTE 11 – CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Convertible notes payable as of June 30, 2020 consisted of the following:

				Balance
		Accrued	Debt	As of
	Principal	Interest	Discount	June 30, 2020
Convertible Notes Payable-
10% OID Convertible Promissory Notes	$2,350,007	$360,226	$-	$2,710,233
Secured Advance Note	148,082	-	-	148,082
12% Convertible Promissory Notes	199,100	4,628	(10,690)	193,038
	$2,697,189	$364,854	$(10,690)	$3,051,353

Convertible notes payable as of December 31, 2019 consisted of the following:

				Balance
		Accrued	Debt	As of
	Principal	Interest	Discount	December 31, 2019
Convertile Notes Payable-
10% OID Convertible Promissory Notes	$2,195,007	$220,980	$-	$2,415,987
Secured Advance Note	205,228	-	-	205,228
12% Convertible Promissory Notes	281,600	3,055	(21,591)	263,064
	$2,681,835	$224,035	$(21,591)	$2,884,279

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

As of June 30, 2020, the outstanding principal balance due to Chicago Venture, Iliad and Odyssey was $2,350,007 and accrued interest was $360,226, which results in a total amount of $2,710,233.

During the six months ended June 30, 2020, the Company received loans of $500,000 from Chicago Venture. Also, Chicago Venture converted principal and accrued interest of $400,000 into 2,963,118 shares of our common stock at a per share conversion price of $0.135 with a fair value of $605,608. The Company recognized $205,608 loss on debt conversions during the six months ended June 30, 2020.

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

On January 14, 2020, the Note increased by $25,700. As of June 30, 2020, the outstanding principal balance due Crossover was $148,802. The Company is behind on the weekly payments under this Note as of June 30, 2020.

12% Convertible Promissory Notes

The Company entered into Convertible Promissory Notes with PowerUp Lending Group Ltd on November 18, 2019 for $140,800 to fund short-term working capital. The Notes accrues interest at a rate of 12% per annum and became due in one year and are convertible into common stock at 75% of market value after six months. The Company received cash of $125,000, and recorded interest expense of $2,037, a transaction expense amount of $3,000 and amortization of debt discount of $15,191. The Company recorded as interest expense in 2019 the value of the beneficial conversion feature of $46,933 related to the potential conversion at a discount after six months. During the six months ended June 30, 2020, the Company recorded interest expense of $5,643 and amortization of debt discount of $10,409. During the six months ended June 30, 2020, the Company issued 1,004,625 shares of the Company’s common stock at $0.148 related to conversion of principal and interest under the $140,800 Promissory Note.

The Company entered into Convertible Promissory Notes with PowerUp Lending Group Ltd on December 9, 2019 for $140,800 to fund short-term working capital. The Notes accrues interest at a rate of 12% per annum and became due in one year and are convertible into common stock at 75% of market value after six months. The Company received cash of $125,000, and recorded interest expense of $1,018, a transaction expense amount of $3,000 and amortization of debt discount of $14,418. The Company recorded as interest expense in 2019 the value of the beneficial conversion feature of $46,933 related to the potential conversion at a discount after six months. During the six months ended June 30, 2020, the Company recorded interest expense of $22,001 and amortization of debt discount of $11,182. During the six months ended June 30, 2020, the Company repaid $85,000 and issued 628,659 shares of the Company’s common stock at $0.125 related to conversion of principal and interest under the remaining $78,819 Promissory Note.

The Company entered into Convertible Promissory Note with PowerUp Lending Group Ltd on January 14, 2020 for $58,300 to fund short-term working capital. The Notes accrues interest at a rate of 12% per annum and became due in one year and are convertible into common stock at 75% of market value after six months. The Company received cash of $50,000, and recorded interest expense of $1,495, a transaction expense amount of $3,000 and amortization of debt discount of $5,300. The Company recorded as interest expense in the six months ended June 30, 2020 the value of the beneficial conversion feature of $5,300. related to the potential conversion at a discount after six months.

The Company entered into Convertible Promissory Notes with PowerUp Lending Group Ltd on June 1, 2020 for $140,800 to fund short-term working capital. The Notes accrues interest at a rate of 12% per annum and became due in one year and are convertible into common stock at 75% of market value after six months. The Company received cash of $125,000, and recorded interest expense of $1,389, a transaction expense amount of $3,000 and amortization of debt discount of $14,910. The Company recorded as interest expense in 2020 the value of the beneficial conversion feature of $46,933 related to the potential conversion at a discount after six months.

During the six months ended June 30, 2020, PowerUp Lending Group Ltd converted principal and accrued interest of $227,299 into 1,633,284 shares of our common stock at an average per share conversion price of $0.139 with a fair value of $313,003. The Company recognized $85,704 loss on debt conversions during the six months ended June 30, 2020.

Notes Payable

Notes payable as of June 30, 2020 consisted of the following:

				Balance
		Accrued	Debt	As of
	Principal	Interest	Discount	June 30, 2020
Notes Payable-
1% Note Payble under Paycheck Protection Program	$565,829	$1,104	$-	$566,933
3.75% Economic Injury Disaster Loan	299,800	9	-	299,809
Parties related to shareholders of EZ-CLONE Enterprises, Inc.	104,144	-	-	104,144
	$969,773	$1,113	$-	$970,886

Notes payable as of December 31, 2019 consisted of the following:

				Balance
		Accrued	Debt	As of
	Principal	Interest	Discount	December 31, 2019
Notes Payable-
Parties related to shareholders of EZ-CLONE Enterprises, Inc.	$104,144	$-	$-	$104,144

On April 17, 2020, the Company received $362,500 under the Paycheck Protection Program of the U.S. Small Business Administration’s 7(a) Loan Program pursuant to the Coronavirus, Aid, Relief and Economic Security Act (CARES Act), Pub. Law 116-136, 134 Stat. 281 (2020). During the six months ended June 30, 2020, the Company recorded interest expense of $775 at 1%. The Company is utilizing the funds in accordance with the legal requirements and expects this loan to be forgiven during 2020.

On May 7, 2020, EZ-CLONE received $203,329 under the Paycheck Protection Program of the U.S. Small Business Administration’s 7(a) Loan Program pursuant to the Coronavirus, Aid, Relief and Economic Security Act (CARES Act), Pub. Law 116-136, 134 Stat. 281 (2020). During the six months ended June 30, 2020, the Company recorded interest expense of $329 at 1%. The Company is utilizing the funds in accordance with the legal requirements and expects this loan to be forgiven during 2020.

On June 19, 2020, The Company received $299,800 under the Economic Injury Disaster Loan Program of the U.S. Small Business Administration’s 7(a) Loan Program pursuant to the Coronavirus, Aid, Relief and Economic Security Act (CARES Act), Pub. Law 116-136, 134 Stat. 281 (2020). Repayment terms on the loans are over a 30-year term at 3.75%. In addition, the loan contains a 12-month payment deferral beginning on the loan date. There is no prepayment penalty on an EIDL loan. During the six months ended June 30, 2020, the Company recorded interest expense of $370. These loans were long term as of June 30, 2020.

NOTE 12 – DERIVATIVE LIABILITY

The Convertible Notes payable include a conversion feature that pursuant ASC 815 “Derivatives and Hedging”, has been identified as an embedded derivative financial instrument and which the Company accounts for under the fair value method of accounting.

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

There was a derivative liability of $1,459,256 and $1,300,915 as of June 30, 2020 and December 31, 2019, respectively. For the six months ended June 30, 2020 and 2019, the Company recorded non-cash expense $158,441 and non-cash income of $508,730 related to the “change in fair value of derivative” expense related to the Chicago Venture and Iliad financing. These were the only changes in level 3 fair value instruments during such periods.

Derivative liability as of June 30, 2020 was as follows:

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	June 30, 2020

Liabilities:
Derivative Instruments	$-	$-	$1,459,357	$1,459,357

Total	$-	$-	$1,459,357	$1,459,357

Derivative liability as of December 31, 2019 was as follows:

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	December 31, 2019

Liabilities:
Derivative Instruments	$-	$-	$1,300,915	$1,300,915

Total	$-	$-	$1,300,915	$1,300,915

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

Certain Relationships

Please see the transactions with Chicago Venture Partners, L.P. discussed in Notes 11 and 12.

Related Party Transactions

Transactions with Katherine McLain

On February 22, 2019, the Company issued 54,054 shares of the Company’s common stock to Katherine McLain valued at $1.11 per share or $60,000. This issuance was an annual award for independent director services. On April 16, 2020, the Company issued 20,000 shares of the Company’s common stock to Katherine McLain valued at $0.295 per share or $5,900. This issuance was an annual award for independent director services.

Transaction with Thom Kozik

On February 22, 2019, the Company issued 54,054 shares of the Company’s common stock to Mr. Kozik valued at $1.11 per share or $60,000. On April 16, 2020, the Company issued 20,000 shares of the Company’s common stock to Thom Kozik valued at $0.295 per share or $5,900. This issuance was an annual award for independent director services.

Notes Payable to Related Parties

EZ-CLONE has $104,144 due to relatives of the two selling shareholders as of June 30, 2020 and December 31, 2019, respectively.

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

Capital Stock Issued and Outstanding

As of June 30, 2020, the Company had issued and outstanding securities of 33,313,718 shares of common stock.

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

During the six months ended June 30, 2020, the Company had the following issuances of unregistered equity securities to accredited investors unless otherwise indicated:

Chicago Venture converted principal and accrued interest of $400,000 into 2,963,118 shares of our common stock at a per share conversion price of $0.135.

PowerUp converted principal and accrued interest of $227,299 into 1,633,284 shares of the Company’s common stock at an average per share conversion price of $0.139.

The Company issued 15 shares related to a reverse stock split.

The Company issued 154 shares of common stock related to the exercise of warrants for $485, or $3.151 per share.

On April 16, 2020, the Company issued 20,000 shares of the Company’s common stock each to Katherine McLain and Thom Kozik, directors valued at $0.295 per share or $5,900. This issuance was an annual award for independent director services.

Warrants

The Company no warrant activity during the six months ended June 30, 2020.

A summary of the warrants issued as of June 30, 2020 is as follows:

	June 30, 2020
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at January 1, 2020	2,418,834	$3.465
Issued	-	$-
Exercised	(154)	$(3.151)
Forfeited	-	$-
Expired	-	$-
Outstanding at June 30, 2020	2,418,680	$3.465
Exerciseable at June 30, 2020	2,312,168	$-

A summary of the status of the warrants outstanding as of June 30, 2020 is presented below:

	June 30, 2020
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life	Price	Exerciseable	Price
366,667	6.16	$1.500	366,667	$1.500
320,000	4.35	1.800	213,333	1.800
1,407,428	1.33	3.150	1,407,582	3.150
324,586	2.58	7.500	324,586	7.500
-	-	-	-	-
2,418,680	2.27	$3.465	2,312,168	$3.374

Warrants had no intrinsic value as of June 30, 2020.

The warrants were valued using the following assumptions:

Dividend yield	0%
Expected life	1-5 Years
Expected volatility	70-200%
Risk free interest rate	0.78-2.6%

NOTE 15– STOCK OPTIONS

Description of Stock Option Plan

The Company has 1,333,333 shares available for issuance under the First Amended and Restated 2017 Stock Incentive Plan. The Company has outstanding unexercised stock option grants totaling 513,333 shares at an average exercise price of $1.494 per share as of June 30, 2020. The Company filed registration statements on Form S-8 to register 1,333,333 shares of our common stock related to the 2017 Stock Incentive Plan and First Amended and Restated 2017 Stock Incentive Plan.

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

Stock Option Activity

The Company had the following stock option transactions during the six months ended June 30, 2020:

During the six months ended June 30, 2020, executives and employees forfeited stock option grants for 36,667 shares with an exercise price of $1.445 per share.

There are currently 513,333 options to purchase common stock at an average exercise price of $1.494 per share outstanding as of June 30, 2020 under 2017 Stock Incentive Plan and First Amended and Restated 2017 Stock Incentive Plan. The Company recorded $26,879 and $32,247 of compensation expense, net of related tax effects, relative to stock options for the six months ended June 30, 2020 and 2019 and in accordance with ASC 718. As of June 30, 2020, there is approximately $41,759, net of forfeitures, of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately 3.19 years.

Stock option activity for the six months ended June 30, 2020 and the year ended December 31, 2019 were as follows:

	Options	Weighted Average	Option
	Shares	Exercise Price	$
Outstanding as of January 1, 2019	666,667	$1.410	$940,000
Granted	23,333	1.457	34,000
Exercised	(26,111)	(0.900)	(23,500)
Forfeitures	(113,889)	(1.146)	(130,500)
Outstanding as of December 31, 2019	550,000	1.491	820,000
Granted	-	-	-
Exercised	-	-	-
Forfeitures	(36,667)	(1.445)	(53,000)
Outstanding as of June 30, 2020	513,333	$1.494	$767,000

The following table summarizes information about stock options outstanding and exercisable at June 30, 2020:

		Weighted			Weighted
		Average	Weighted		Average
Range of	Number	Remaining Life	Average	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Exercise Price	Exerciseable	Exerciseable
$0.90	80,000	2.75	$0.90	73,333	$0.90
1.05	66,667	2.75	1.05	61,111	1.05
1.35	6,666	-	1.35	6,666	1.35
1.50	106,665	2.66	1.50	103,888	1.50
1.80	253,335	3.75	1.80	126,667	1.80
	513,333	3.19	$1.494	371,666	$1.41

Stock option grants totaling 513,333 shares of common stock had no intrinsic value as of June 30, 2020.

The stock option grants were valued using the following assumptions:

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

On May 31, 2020, the Company rented space at 5400 Carillon Point, Kirkland, Washington 98033 for $623 per month for the Company’s corporate office and use of space in the Regus network, including California. The Company’s agreement expires May 31, 2021.

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

There were the following material events subsequent to June 30, 2020:

On July 17, 2020, Chicago Venture converted principal and accrued interest of $100,000 into 934,667 shares of the Company’s common stock at a per share conversion price of $0.107.

During July 2020, PowerUp Lending Group Ltd. converted principal and accrued interest of $58,300 into 510,271 shares of the Company’s common stock at an average per share conversion price of $0.114.

On November 5, 2019, the Company amended the Agreement with one 24.5% shareholder of EZ-CLONE Enterprises, Inc. (“EZ-CLONE”), to extend the date to purchase the remaining 49% of stock of EZ-CLONE in exchange for a 20% extension fee (a total of $171,000 for the 49% or $85,500 for each 24.5% shareholder) of the $855,000 cash payable at the earlier of the closing of $2,000,000 in funding or nine months (July 2020). The Company did not finalize the settlement of the remaining 49% of stock of EZ-CLONE by the July 2020 deadline and is in discussions with the 24.5% shareholder. As of June 30, 2020, the Company has recorded a liability of $2,026,000 for acquisition payable of which a $1,000 is payable in stock and $1,206,000 is payable in cash.

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

FINANCIAL PERFORMANCE

We continued to operate and provide essential business services on a state-by-state basis, as determined by state laws amid the COVID-19 pandemic. The cannabis industry that service the medicinal demand are seeing great support from the states. In Q2 we had prepared for the planting season for many hemp farmers across the country, it was imperative for GrowLife to support these farmers by keeping EZ CLONE and all GrowLife products available to them. Starting March 2020, we have experienced strong sales for EZ Clone systems. However, our first quarter was impacted by the Covid-19 pandemic. In the end, we completed the quarter with sales order backlog of $1.0 million into the third quarter.

Our year over year revenue was $1.8 million as compared to $2.2 million for three months ended June 30, 2019. Our gross profits, or revenue after our cost of sales, was reported at $0.7 million for three months ended June 30, 2020 as compared to last year’s $0.7 million. GrowLife blended gross margins of 39.3% for the six months ended June 2020 were up from 30.7% during the three months ended June 30, 2019.

These key metrics deserve a moment of pause and explanation. First, year over year is down 16% and with the $1.0 million in backlog we would be up 29%. Next, in comparison to the prior quarter, we experienced an 11% increase in both revenue and gross profit without backlog.

Also, a result of the cost reductions implemented during the year ended December 31, 2019, we reduced operating expenses by $1.7 million during the six months ended June 30, 2020 and reduced cashed used in operations by $1.2 million from $2.1 million to $0.9 million.

Finally, the Company continues to generate growth by investing in its EZ-CLONE acquisition, sales and marketing efforts and thus reports a loss for the three months ended June 30, 2020.  This expansion spending was necessary in a high-growth market such as the cannabis, hemp and CBD-related businesses.

WHERE ARE WE INVESTING? HEMP CBD

We see the greatest opportunity for our Company in positioning ourselves as the industry leader in plant starters for hemp plants grown for CBD extraction. The Company had prepared itself with genetic and propagation partners to deliver millions of clones to prospective customers from strategic partners who shut down operations this year. In fact Wall Street Journal reported on August 6th in their “More Farmers Declare Bankruptcy Despite Record Levels of Federal Aid” article where about 580 farmers filed for bankruptcy over the last year and how the coronavirus hit, caused restaurant closures and upended the U.S. food-supply chain. Along with this disastrous rippling effect on farmers, the more CBD specific disappoint came from the FDA’s delay in approval of CBD products. Many consumer product goods (CPG) companies had been expecting 2020 to be the major test year for new beverage and consumer product goods, which has been postponed. To date the FDA only approved one CBD product for cosmetics in late June. In July, the FDA announced an initiative to work with the States and move towards testing and not losing time to gather information so as to approve as soon as possible.

WHAT DOES THIS MEAN TO GROWLIFE?

GrowLife consists of a base business where it sells customers with all growing equipment necessary to cultivate indoor and outdoor. We continue to deliver products as we have done so since 2012. The Company also produces the EZ Clone systems through our majority owned subsidiary EZ CLONE ENTERPRISES. This Sacramento team assembles and ships the numerous products to our customers. As a result, this base business represents just under $2 million in revenue plus $1 million in backlog, or almost $3 million including the backlog. The Hemp CBD business is our targeted expansion business where we planned to for millions of units to be sold but must now push out to 2021.

Our confidence level for this expansion business remains high because the demand for CBD and other cannabinoids derived from hemp are strong. The FDA is not wasting time to prepare for next year. GrowLife is already working on its 2021 systems, value-added Standard Operating Procedures and partnerships. We will focus on the starters for hemp and CBD with partner all through the supply chain.

IN SUMMARY

Moving forward, we believe that through our strategic investment in EZ-CLONE, we have positioned ourselves well to capitalize on this expanding market opportunity. Where EZ-CLONE was able to create a quality product with steady growth, GrowLife has propelled it into an international brand being utilized by some of the largest grow operations in the world.

Recently we have been investing capital into building out our manufacturing capacity for the EZ-CLONE product line to prepare for this continued growth. We currently have a $1 million backlog of orders and need to have the manufacturing capacity to not only fulfill these orders but keep up with demand.

Through a network of knowledgeable representatives, GrowLife continues to provide essential and hard-to-find goods including media, industry-leading hydroponics equipment, organic plant nutrients, and thousands more products to specialty grow operations across the United States.

Please follow our shareholder updates as we seek to increase our manufacturing capacity, hiring additional sales and support staff and actualize on our vision of being the leading source of plant starters and equipment for the hemp and cannabis market and meet the demand as it continues to rise.

Employees

As of June 30, 2020, we had twenty-four full-time and part-time employees. Marco Hegyi, our Chief Executive Officer, is based in Kirkland, Washington. Mark E. Scott, our Chief Financial Officer, is based primarily in Seattle, Washington. We have approximately 11 full and part time employees located throughout the United States who operate our businesses. We employ 11 full-time and part-time employees at EZ-CLONE in Sacramento, CA. None of our employees are subject to a collective bargaining agreement or represented by a trade or labor union. We believe that we have a good relationship with our employees.

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

Acquisition of EZ-CLONE

On October 15, 2018, we closed the Purchase and Sale Agreement with EZ-CLONE Enterprises, Inc., a California corporation. EZ-CLONE is the manufacturer of multiple award-winning products specifically designed for the commercial cloning and propagation stage of indoor plant cultivation including cannabis, food, and other hydroponic farming. the sale of the EZ-CLONE products.

We acquired 51% of EZ-CLONE for $2,040,000, payable as follows: (i) a cash payment of $645,000; and (ii) the issuance of 107,307,692 restricted shares of our common stock at a price of $0.013 per share or $1,395,000.

We had the obligation with the delivery of EZ-CLONE common stock to acquire the remaining 49% of EZ-CLONE within one year for $1,960,000, payable as follows: (i) a cash payment of $855,000; and (ii) the issuance of 85,000,000 shares of the Company’s common stock at a price of $0.013 per share or $1,105,000. On November 5, 2019, we amended the purchase agreement with one 24.5% shareholder obligating us to purchase the remaining 49% of stock by agreeing to a 20% extension fee ($171,000) of the $855,000 cash payable at the earlier of the closing of $2,000,000 in funding or nine months (July 2020). The Company did not finalize the settlement of the remaining 49% of stock of EZ-CLONE by July 2020. The Company is in discussions with the 24.5% shareholder. As of June 30, 2020, the Company has recorded a liability of $2,026,000 for acquisition payable of which a $1,000 is payable in stock and $1,206,000 is payable in cash.

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

(dollars in thousands)

	Three Months Ended June 30,
	2020	2019	$ Variance	% Variance
Net revenue	$1,850	$2,201	$(351)	-15.9%
Cost of goods sold	1,122	1,525	(403)	26.4%
Gross profit	728	676	52	7.7%
General and administrative expenses	1,135	2,053	(918)	44.7%
Operating loss	(407)	(1,377)	970	37.0%
Other income (expense):
Change in fair value of derivative	120	21	99	471.4%
Interest expense, net	(161)	(107)	(54)	-50.5%
Loss on debt conversions	(222)	(228)	6	2.6%
Total other expense, net	(263)	(314)	51	16.2%
Loss before income taxes	(670)	(1,691)	1,021	60.4%
Income taxes - current benefit	59	-	59	100.0%
Net loss	$(611)	$(1,691)	$1,080	63.9%

THREE MONTHS ENDED JUNE 30, 2020 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2019

Revenue

Net revenue for the three months ended June 30, 2020 decreased by $351,000 to $1,850,000 from $2,201,000 for the three months ended June 30, 2019. Our June 30, 2020 quarter one was impacted by the Covid-19 pandemic. However, we have a sales order backlog of $1,026,000 into the third quarter. The commercial revenue for the three months ended June 30, 2020 was $641,000 as compared to $1,278,000 for the three months ended June 30, 2019. The EZ-CLONE revenue for the three months ended June 30, 2020 was $1,209,000 as compared to $917,000 for the three months ended June 30, 2019.

Cost of Goods Sold

Cost of sales for the three months ended June 30, 2020 decreased by $403,000 to $1,122,000 from $1,525,000 for the three months ended June 30, 2019. Decrease was related to lower revenue, our quarter one was impacted by the Covid-19 pandemic.

Gross profit was $728,000 for the three months ended June 30, 2020 as compared to a gross profit of $676,000 for the three months ended June 30, 2019. The gross profit percentage was 39.3% for the three months ended June 30, 2020 as compared to 30.7% for the three months ended June 30, 2019. The increase in gross profit margin related to favorable product mix related to the acquisition of EZ-CLONE on October 15, 2018. EZ-CLONE reported a gross profit percentage of 50.6% during the three months ended June 30, 2020.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2020 were $1,135,000 as compared to $2,053,000 for the three months ended June 30, 2019. The variances were as follows: (i) a decrease in non-cash other expenses of $217,000; (ii) a decrease in payroll expenses of $77,000; (iii) a decrease in rent expense of $95,000; (iv) a decrease in sales and marketing expenses of $90,000; (v) decreased insurance of $54,000; and (vi) decreased other expenses of $385,000. As part of the general and administrative expenses for the three months ended June 30, 2020, we recorded public relation, investor relation or business development expenses of $0. We implemented a cost reduction program during the year ended December 31, 2019.

Non-cash general and administrative expenses for the three months ended June 30, 2020 included non-cash expenses of $229,000 including (i) depreciation of $10,000; (ii) amortization of intangible assets of $169,000; (iii) stock based compensation of $38,000 related to stock option grants and warrants; and (iv) common stock issued for services of $12,000.

Non-cash general and administrative expenses for the three months ended June 30, 2019 were $389,000 including (i) depreciation and amortization of $55,000); (ii) amortization of intangible assets of $286,000; (iii) stock based compensation of $40,000 related to stock option grants and warrants; and (iv) common stock issued for services of $9,000.

Other Expense

Other expense for the three months ended June 30, 2020 was $263,000 as compared to other expense of $314,000 for the three months ended June 30, 2019. The other expense for the three months ended June 30, 2020 included (i) change in derivative liability of $120,000; offset by (ii) interest expense of $160,000; and (iii) loss on debt conversions of $222,000. The change in derivative liability is the non-cash change in the fair value and relates to our derivative instruments. The non-cash interest related to accrued interest expense and amortization of issuance costs on our notes payable. The loss on debt conversions related to the conversion of our notes payable at prices below the market price.

The other expense for the three months ended June 30, 2019 included (i) change in derivative liability of $21,000; offset by (ii) interest expense of $107,000; and (iii) loss on debt conversions of $228,000. The change in derivative liability is the non-cash change in the fair value and relates to our derivative instruments. The non-cash interest related to accrued interest expense and amortization of issuance costs on our notes payable. The loss on debt conversions related to the conversion of our notes payable at prices below the market price.

Net Loss

Net loss for the three months ended June 30, 2020 was $611,000 as compared to $1,691,000 for the three months ended June 30, 2019 for the reasons discussed above.

Net loss for the three months ended June 30, 2020 included non-cash expenses of $522,000 including (i) depreciation of $10,000; (ii) amortization of intangible assets of $169,000; (iii) stock based compensation of $38,000 related to stock option grants and warrants; (iv) common stock issued for services of $12,000; (v) accrued interest and amortization of issuance costs on convertible notes payable of $191,000; and (vi) loss on debt conversions of $222,000; offset by (vii) gain from change in derivative liability of $120,000.

Net loss for the three months ended June 30, 2019 included non-cash expenses of $611,000 including (i) depreciation and amortization of $54,000; (ii) amortization of intangible assets of $286,000; (iii) stock based compensation of $40,000 related to stock option grants and warrants; (iv) common stock issued for services of $9,000; (v) accrued interest and amortization of issuance costs on convertible notes payable of $62,000; (vi) loss on debt conversions of $215,000; and; offset by (vii) noncontrolling interest in EZ-CLONE Enterprises, Inc. of $33,000 and (viii) gain from change in derivative liability of $22,000.

We expect losses to continue as we implement our business plan.

	Six Months Ended June 30,
	2020	2019	$ Variance	% Variance
Net revenue	$3,512	$4,445	$(933)	-21.0%
Cost of goods sold	2,131	2,998	(867)	28.9%
Gross profit	1,381	1,447	(66)	-4.6%
General and administrative expenses	2,492	4,183	(1,691)	40.4%
Operating loss	(1,111)	(2,736)	1,625	45.0%
Other income (expense):
Change in fair value of derivative	(158)	509	(667)	-131.0%
Interest expense, net	(442)	(227)	(215)	-94.7%
Loss on debt conversions	(252)	(1,575)	1,323	84.0%
Total other expense, net	(852)	(1,293)	441	34.1%
Loss before income taxes	(1,963)	(4,029)	2,066	51.3%
Income taxes - current benefit	59	-	59	100.0%
Net loss	$(1,904)	$(4,029)	$2,125	52.7%

SIX MONTHS ENDED JUNE 30, 2020 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2019

Revenue

Net revenue for the six months ended June 30, 2020 decreased by $933,000 to $3,512,000 from $4,445,000 for the six months ended June 30, 2019. The six months ended June 30, 2020 were impacted by the Covid-19 pandemic. However, we have a sales order backlog of $1,026,000 into the three months ended September 30, 2020. The commercial revenue for the six months ended June 30, 2020 was $1,328,000 as compared to $2,589,000 for the six months ended June 30, 2019. The EZ-CLONE revenue for the six months ended June 30, 2020 was $2,183,000 as compared to $1,856,000 for the six months ended June 30, 2019.

Cost of Goods Sold

Cost of sales for the six months ended June 30, 2020 decreased by $867,000 to $2,131,000 from $2,998,000 for the six months ended June 30, 2019. Decrease was related to lower revenue, our six months ended June 30, 2020 was impacted by the Covid-19 pandemic.

Gross profit was $1,381,000 for the six months ended June 30, 2020 as compared to a gross profit of $1,447,000 for the six months ended June 30, 2019. The gross profit percentage was 39.3% for the six months ended June 30, 2020 as compared to 32.5% for the six months ended June 30, 2019. The increase in gross profit margin was due i favorable product mix related to the acquisition of EZ-CLONE on October 15, 2018. EZ-CLONE reported a gross profit percentage of 51.6% for the six months ended June 30, 2020.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2020 were $2,492,000 as compared to $4,183,000 for the six months ended June 30, 2019. The variances were as follows: (i) a decrease in non-cash other expenses of $357,000; (ii) a decrease in payroll expenses of $240,000; (iii) a decrease in rent expense of $185,000; (iv) a decrease in sales and marketing expenses of $188,000; (v) decreased insurance of $89,000; and (vi) decreased other expenses of $632,000. As part of the general and administrative expenses for the six months ended June 30, 2020, we recorded public relation, investor relation or business development expenses of $0. We implemented a cost reduction program during the year ended December 31, 2019.

Non-cash general and administrative expenses for the six months ended June 30, 2020 included non-cash expenses of $442,000 including (i) depreciation of $19,000; (v) amortization of intangible assets of $336,000; (vi) stock based compensation of $75,000 related to stock option grants and warrants; and (vii) common stock issued for services of $12,000.

Non-cash general and administrative expenses for the six months ended June 30, 2019 were $910,000 including (i) depreciation and amortization of $85,000; (ii) amortization of intangible assets of $571,000; (iii) stock based compensation of $80,000 related to stock option grants and warrants; and (iv) common stock issued for services of $174,000.

Other Expense

Other expense for the six months ended June 30, 2020 was $852,000 as compared to other expense of $1,293,000 for the six months ended June 30, 2019. The other expense for the six months ended June 30, 2020 included (i) loss from the change in derivative liability of $158,000; (ii) interest expense of $442,000; and (iii) loss on debt conversions of $252,000. The change in derivative liability is the non-cash change in the fair value and relates to our derivative instruments. The non-cash interest related to accrued interest expense on our notes payable. The loss on debt conversions related to the conversion of our notes payable at prices below the market price.

The other expense for the three months ended June 30, 2019 included (i) gain from the change in derivative liability of $509,000; offset by (ii) interest expense of $227,000; and (iii) loss on debt conversions of $1,575,000. The change in derivative liability is the non-cash change in the fair value and relates to our derivative instruments. The non-cash interest related to accrued interest expense and amortization of issuance costs on our notes payable. The loss on debt conversions related to the conversion of our notes payable at prices below the market price.

Net Loss

Net loss for the six months ended June 30, 2020 was $1,904,000 as compared to $4,029,000 for the six months ended June 30, 2019 for the reasons discussed above.

Net loss for the six months ended June 30, 2020 included non-cash expenses of $1,291,000 including (i) depreciation of $19,000; (ii) amortization of intangible assets of $336,000; (iii) stock based compensation of $75,000 related to stock option grants and warrants; (iv) common stock issued for services of $12,000; (v) accrued interest and amortization of issuance costs on convertible notes payable of $438,000; (vi) loss from change in derivative liability of $159,000; and (vii) loss on debt conversions of $252,000.

Net loss for the six months ended June 30, 2019 included non-cash expenses of $2,109,000 including (i) depreciation and amortization of $84,000; (ii) amortization of intangible assets of $571,000; (iii) stock based compensation of $80,000 related to stock option grants and warrants; (iv) common stock issued for services of $174,000; (v) accrued interest and amortization of issuance costs on convertible notes payable of $127,000; (vi) loss on debt conversions of $1,575,000; and (vii) noncontrolling interest in EZ-CLONE Enterprises, Inc. of $7,000; offset by (viii) gain from change in derivative liability of $509,000.

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

The accompanying financial statements have been prepared assuming that we will continue as a going concern. However, since inception, we have sustained significant operating losses and such losses are expected to continue for the foreseeable future. As of June 30, 2020, we had an accumulated deficit of $150.4 million, cash and cash equivalents of $524,000 and a working capital deficit of $1,920,000, (excluding derivative liability, convertible debt, right of use liability and deferred revenue). Additionally, we used cash in operating activities of $906,000, $2,910,000 and $3,855,000 for the six months ended June 30, 2020 and the years ended December 31, 2019 and 2018 respectively. We will require additional cash funding to fund operations beyond September 30, 2020. Accordingly, management has concluded that we do not have sufficient funds to support operations within one year after the date the financial statements are issued and, therefore, we concluded there was substantial doubt about the Company’s ability to continue as a going concern.

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

Funding Agreements with Chicago Venture Partners, L.P., and Iliad Research and Trading, L.P and Odyssey Research and Trading, LLC

We have various 10% Convertible Promissory Notes with the above entities. We currently have $645,000 availability under the funding agreements. We are not able to currently utilize this availability without the approval of Chicago Venture.

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2020 was $906,000. This amount was primarily related to a (i) net loss of $1,904,000, (ii) net working capital increase of $293,000; and (iii) non-cash expenses of $1,291,000 including (iv) depreciation of $19,000; (v) amortization of intangible assets of $336,000; (vi) stock based compensation of $75,000 related to stock option grants and warrants; (vii) common stock issued for services of $12,000; (viii) accrued interest and amortization of issuance costs on convertible notes payable of $438,000; (ix) change in derivative liability of $159,000; and (x) loss on debt conversions of $252,000.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2020 was $1,389,000. The amount related to proceeds from note payable of $1,556,000, offset by repayment of convertible notes payable of $167,000.

Our contractual cash obligations as of June 30, 2020 are summarized in the table below:

		Less Than
Contractual Cash Obligations	Total	1 Year	1-3 Years
Operating lease cash payments	$638,981	$216,852	$422,129
Convertible notes payable and accrued interest	3,051,353	3,051,353	-
Notes payable	970,886	970,886	-
Acquisition of 49% of EZ-CLONE Enterprises, Inc.	1,026,000	1,026,000	-
	$5,687,220	$5,265,091	$422,129

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

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of June 30, 2020, that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

b) Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2020, there were no changes in our internal controls over financial reporting during this fiscal quarter, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

Presently, the impact of COVID-19 has not shown any imminent adverse effects on our business. This notwithstanding, it is still unknown and difficult to predict what adverse effects, if any, COVID-19 can have on our business, or against the various aspects of same, or how COVID-19 will continue to effect the world as the virus case numbers rise and fall.

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

If any of our employees, consultant, customers, or visitors were to become infected we could be forced to close our operations temporarily as a preventative measure to prevent the risk of spread which could also negatively impact our ability to receive funding from our existing capital sources as each business is and has been affected uniquely

In addition, our headquarters are located in Seattle, Washington which has been the subject of large COVID-19 outbreak resulting in restrictions on individuals and businesses. It is unclear at this time how these restrictions will be continued and/or amended as the pandemic evolves. We are hopeful that COVID-19 closures will have only a limited effect on our operations and revenues.

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

The October 15, 2018 agreement called for us to acquire the remaining 49% of EZ Clone stock within one year for $1,960,000, payable as follows: (i) a cash payment of $855,000; and (ii) the issuance of our common stock at a value of $1,105,000. On November 5, 2019, we amended the purchase agreement with one 24.5% shareholder obligating us to purchase the remaining 49% of stock by agreeing to a 20% extension fee ($171,000) of the $855,000 cash payable at the earlier of the closing of $2,000,000 in funding or nine months (July 2020). We did not finalize the settlement of the remaining 49% of stock of EZ-CLONE. We are in discussions with the 24.5% shareholder. As of June 30, 2020, the Company has recorded a liability of $2,026,000 for acquisition payable of which a $1,000,000 is payable in stock and $1,026,000 is payable in cash.

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

If we are not able to draw down all amounts possible under the Securities Purchase Agreements or if the Securities Purchase Agreements are terminated, we may be forced to curtail the scope of our operations or alter our business plan if other financing is not available to us.

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

As a result of the regulatory environment, we have experienced the closing of several of our bank and merchant processing accounts. We have been able to open other bank accounts. However, we may have other banking accounts closed. These factors impact management and could have a material adverse effect on our business, financial condition and/or results of operations.

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

We have experienced net losses since inception. As of June 30, 2020, we had an accumulated deficit of $150.4 million. There can be no assurance that we will achieve or maintain profitability.

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

If we incur substantial liability from litigation, complaints, or enforcement actions resulting from misconduct by our distributors, our financial condition could suffer. We will require that our distributors comply with applicable law and with our policies and procedures. Although we will use various means to address misconduct by our distributors, including maintaining these policies and procedures to govern the conduct of our distributors and conducting training seminars, it will still be difficult to detect and correct all instances of misconduct. Violations of applicable law or our policies and procedures by our distributors could lead to litigation, formal or informal complaints, enforcement actions, and inquiries by various federal, state, or foreign regulatory authorities against us and/or our distributors and could consume considerable amounts of financial and other corporate resources, which could have a negative impact on our sales, revenue, profitability and growth prospects. As we are currently in the process of implementing our direct sales distributor program, we have not been, and are not currently, subject to any material litigation, complaint or enforcement action regarding distributor misconduct by any federal, state or foreign regulatory authority.

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

We have no insurance.

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

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of June 30, 2020, there are also (i) stock option grants outstanding for the purchase of 513,333 common shares at a $1.494 average exercise price; and (ii) warrants for the purchase of 2,418,680 shares of common shares at a $3.465 average exercise price. In addition, we have an unknown number of common shares to be issued under the Crossover and 12% convertible promissory note financing agreements in the case of default. In addition, we have an unknown number of common shares to be issued under the Chicago Venture, Iliad and St. George financing agreements because the number of shares ultimately issued to Chicago Venture depends on the price at which Chicago Venture converts its debt to shares and exercises its warrants. The lower the conversion or exercise prices, the more shares that will be issued to Chicago Venture upon the conversion of debt to shares. We will not know the exact number of shares of stock issued to Chicago Venture until the debt is actually converted to equity.

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

Our Convertible Notes Payable may require an adjustment in the current conversion price of $0.111 per share if we issue common stock, warrants or equity below the price that is reflected in the convertible notes payable. Our warrant with St. George may require an adjustment in the exercise price. The conversion price of the convertible notes and warrants will have an impact on the market price of our common stock. Specifically, if under the terms of the convertible notes the conversion price goes down, then the market price, and ultimately the trading price, of our common stock will go down. If under the terms of the convertible notes the conversion price goes up, then the market price, and ultimately the trading price, of our common stock will likely go up. In other words, as the conversion price goes down, so does the market price of our stock. As the conversion price goes up, so presumably does the market price of our stock. The more the conversion price goes down, the more shares are issued upon conversion of the debt which ultimately means the more stock that might flood into the market, potentially causing a further depression of our stock.

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

During the three months ended June 30, 2020, we had the following sales of unregistered sales of equity securities.

Chicago Venture converted principal and accrued interest of $300,000 into 2,357,824 shares of our common stock at a per share conversion price of $0.127.

PowerUp converted principal and accrued interest of $227,299 into 1,633,284 shares of the Company’s common stock at an average per share conversion price of $0.139.

The Company issued 8 shares of common stock related to the exercise of warrants for $25, or $3.15 per share.

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

20.17
Intellectual Property Assignment Agreement dated October 22, 2019 and which closed November 14, 2019 by and Between GrowLife Innovations, Inc. and All Commercial Floors, Inc. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on November 20, 2019, and hereby incorporated by reference.

20.18
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

GROWLIFE, INC.

(Registrant)

Date: August 14, 2020	By:	/s/ Marco Hegyi
Marco Hegyi
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2020	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer
(Principal Financial and Accounting Officer)