Form 10-Q
period 2020-09-30
GROWLIFE, INC.
filed 2020-11-13
CIK 1161582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

CURRENT REQ BY SEC. Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2

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

As of November 13, 2020, there were 44,715,790 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

ITEM 1.
FINANCIAL STATEMENTS

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
ASSETS		(Audited)

CURRENT ASSETS:
Cash and cash equivalents	$634,664	$40,834
Accounts receivable - trade, net of allowance for doubtful accounts of $5,690 as of 9/30/2020 and 12/31/2019	326,792	101,806
Inventory, net	675,063	600,674
Deposits	18,995	18,995
Total current assets	1,655,514	762,309

PROPERTY AND EQUIPMENT, NET	138,618	166,482
INTANGIBLE ASSETS, NET	1,298,647	1,802,434
GOODWILL	781,749	781,749
OPERATING LEASE RIGHT OF USE ASSET	422,205	537,522
TOTAL ASSETS	$4,296,733	$4,050,496

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade	$1,038,597	$1,157,090
Accrued expenses	290,891	259,093
Accrued expenses - related parties	97,061	31,485
Derivative liability	1,329,089	1,300,915
Convertible notes payable	2,786,632	2,884,279
Notes payable, current portion	941,557	104,144
Acquisition of EZ-CLONE Enterprises, Inc. payable in cash	1,026,000	1,026,000
Current portion of operating lease right of use liability	140,772	140,772
Total current liabilities	7,650,599	6,903,778

LONG TERM LIABILITIES:
Deferred tax liability	382,037	470,200
Notes payable, less current portion	398,679	-
Long term acquisition of EZ-CLONE Enterprises, Inc. payable in common stock	1,105,000	900,000
Non-current portion of operating lease right of use liability	305,155	410,734
Total long term liabilities	2,190,871	1,780,934

COMMITMENTS AND CONTINGENCIES (Note 15)	-	-

STOCKHOLDERS' DEFICIT
Preferred stock - $0.0001 par value, 10,000,000 shares authorized, no shares
issued and outstanding at 9/30/2020 and 12/31/2019, respectively	-	-
Common stock - $0.0001 par value, 120,000,000 shares authorized, 38,905,790 and 28,677,147
shares issued and outstanding at 9/30/2020 and 12/31/2019, respectively	387,293	386,269
Additional paid in capital	145,495,095	143,441,047
Accumulated deficit	(151,427,125)	(148,461,532)
Total stockholders' deficit	(5,544,737)	(4,634,216)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,296,733	$4,050,496

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended,		Nine Months Ended,
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

NET REVENUE	$1,415,999	$2,298,792	$4,927,636	$6,743,804
COST OF GOODS SOLD	919,421	1,552,892	3,049,782	4,551,223
GROSS PROFIT	496,578	745,900	1,877,854	2,192,581
GENERAL AND ADMINISTRATIVE EXPENSES	1,249,077	2,366,085	3,741,325	6,548,810
OPERATING LOSS	(752,499)	(1,620,185)	(1,863,471)	(4,356,229)

OTHER INCOME (EXPENSE):
Change in fair value of derivative	130,268	(147,331)	(28,174)	361,179
Interest expense, net	(324,752)	(182,323)	(765,999)	(409,666)
Loss on debt conversions	(143,799)	(132,131)	(435,111)	(1,706,740)
Gain on extinguishment of debt	-	-	39,000	-
Total other expense, net	(338,283)	(461,785)	(1,190,284)	(1,755,227)

LOSS BEFORE INCOME TAXES	(1,090,782)	(2,081,970)	(3,053,755)	(6,111,456)

Income taxes - current benefit	29,388	-	88,163	-

NET LOSS	(1,061,394)	(2,081,970)	(2,965,592)	(6,111,456)

Net loss attrituable to noncontrolling interest in EZ-CLONE Enterprises, Inc.	-	82,219	-	88,938

NET LOSS ATTRIBUTABLE TO GROWLIFE, INC. AND SUBSIDIARIES	$(1,061,394)	$(1,999,751)	$(2,965,592)	$(6,022,518)
COMMON SHAREHOLDERS

Basic and diluted loss per share	$(0.03)	$(0.08)	$(0.08)	$(0.25)

Weighted average shares of common stock outstanding- basic and diluted	36,670,186	25,408,052	36,385,060	24,664,128

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

					Total
	Common Stock		Additional Paid	Accumulated	Stockholders'
	Shares	Amount	in Capital	Deficit	(Deficit)
Balance as of January 1, 2019	22,917,327	$343,749	$139,331,067	$(141,176,087)	$(1,501,271)
Stock based compensation for stock options	-	-	16,016	-	16,016
Stock based compensation for warrants	-	-	24,000	-	24,000
Shares issued for debt conversion	-	-	-	-	-
Shares issued for services rendered	139,441	2,092	163,308	-	165,400
Shares issued for convertible note and interest conversion	561,041	8,416	726,731	-	735,147
Shares issued for purchase of warrant	833,333	12,500	987,500	-	1,000,000
Noncontrolling interest in EZ-Clone Enterprises, Inc.	-	-	-	(25,528)	(25,528)
Net loss for the three months ended March 31, 2019	-	-	-	(2,338,325)	(2,338,325)
Balance as of March 31, 2019	24,451,143	366,757	141,248,622	(143,539,940)	(1,924,561)
Stock based compensation for stock options	-	-	16,231	-	16,231
Stock based compensation for warrants	-	-	24,000	-	24,000
Shares issued for services rendered	8,448	126	8,908	-	9,034
Shares issued for convertible note and interest conversion	579,078	8,685	589,413	-	598,098
Warrant exercise	26,111	392	(392)	-	-
Noncontrolling interest in EZ-Clone Enterprises, Inc.	-	-	-	32,247	32,247
Net loss for the three months ended June 30, 2019	-	-	-	(1,690,941)	(1,690,941)
Balance as of June 30, 2019	25,064,781	375,960	141,886,782	(145,198,634)	(2,935,892)
Stock based compensation for stock options	-	-	16,356	-	16,356
Stock based compensation for warrants	-	-	24,000	-	24,000
Shares issued for convertible note and interest conversion	623,140	9,347	422,784	-	432,131
Shares issued for convertible note and commitment shares	33,333	500	24,500	-	25,000
Noncontrolling interest in EZ-Clone Enterprises, Inc.	-	-	-	81,999	81,999
Net loss for the three months ended September 30, 2019	-	-	-	(2,081,970)	(2,081,970)

Balance as of September 30, 2019	25,721,254	$385,807	$142,374,422	$(147,198,605)	$(4,438,376)

Balance as of January 1, 2020	28,677,147	$386,269	$143,441,047	$(148,461,532)	$(4,634,216)
Stock based compensation for stock options	-	-	13,439	-	13,439
Stock based compensation for warrants	-	-	24,000	-	24,000
Shares issued for convertible note and interest conversion	605,294	61	149,510	-	149,571
Warrant exercise	146	-	460	-	460
Fractional shares issued related to reverse stock split	15	-	-	-	-
Net loss for the three months ended March 31, 2020	-	-	-	(1,293,675)	(1,293,675)
Balance as of March 31, 2020	29,282,602	386,330	143,628,456	(149,755,207)	(5,740,421)
Stock based compensation for stock options	-	-	13,439	-	13,439
Stock based compensation for warrants	-	-	24,000	-	24,000
Shares issued for services rendered	40,000	4	11,797	-	11,801
Shares issued for convertible note and interest conversion	3,991,108	400	835,007	-	835,407
Warrant exercise	8	-	25	-	25
Net loss for the three months ended June 30, 2020	-	-	-	(610,524)	(610,524)
Balance as of June 30, 2020	33,313,718	386,734	144,512,724	(150,365,731)	(5,466,273)
Stock based compensation for stock options	-	-	12,708	-	12,708
Stock based compensation for warrants	-	-	24,000	-	24,000
Shares issued for convertible note and interest conversion	5,592,072	559	945,664	-	946,223
Net loss for the three months ended September 30, 2020	-	-	-	(1,061,394)	(1,061,394)
Balance as of September 30, 2020	38,905,790	$387,293	$145,495,096	$(151,427,125)	$(5,544,737)

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended,
	September 30, 2020	September 30, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,965,592)	$(6,022,518)
Adjustments to reconcile net loss to net cash (used in)
operating activities
Depreciation	27,864	68,655
Restructuring Expense - stores & flooring	-	555,895
Amortization of intangible assets	503,787	855,771
Stock based compensation	111,586	120,603
Common stock issued for services	11,801	174,435
Non cash interest and amortization of debt discount	793,970	185,032
Change in fair value of derivative liability	28,174	(361,179)
Loss on debt conversions	396,110	1,706,740
Noncontrolling interest in EZ-CLONE Enterprises, Inc.	-	88,938
Changes in operating assets and liabilities:
Accounts receivable	(224,986)	(409,575)
Inventory	(74,389)	86,982
Prepaids costs	-	(37,459)
Deposits	-	8,500
Right of use, net	9,738	9,738
Accounts payable	(79,494)	336,010
Accrued expenses	97,766	110,811
Deferred revenue	-	(89,504)
Change in deferred taxes	(88,163)	-
CASH (USED IN) OPERATING ACTIVITIES	(1,451,828)	(2,612,125)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in purchased assets	-	(5,319)
NET CASH (USED IN) INVESTING ACTIVITIES:	-	(5,319)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of convertible notes payable	(167,846)	(659,205)
Proceeds from Crossover Capital Fund I LLC Secured Advance Note	-	250,000
Proceeds from notes payable	2,213,019	900,637
Repayment on capital lease	-	(7,293)
Proceeds from the issuance of common stock	485	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,045,658	484,139

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	593,830	(2,133,305)

CASH AND CASH EQUIVALENTS, beginning of period	40,834	2,334,377

CASH AND CASH EQUIVALENTS, end of period	$634,664	$201,072

Supplemental disclosures of cash flow information:

Non-cash investing and financing activities:
Shares issued for convertible note and interest conversion	$1,049,506	$745,000
Issuance of shares for issuance costs	$349,020	$-
Shares issued for purchase of warrant from CANX USA LLC	$-	$1,000,000

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

These financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on April 1, 2020. The results of operations for the three or nine months ended September 30, 2020 are not necessarily indicative of the results expected for the full fiscal year, or for any other fiscal period.

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

The Company primarily sells its products through its wholly owned subsidiary, GrowLife Hydroponics, Inc. GrowLife companies distribute and sell over products through its e-commerce distribution channels, www.shopgrowlife.com, www.growlifeinc.com, and www.greners.com, and through its direct sales force. GrowLife and its business units are organized and directed to operate strictly in accordance with all applicable state and federal laws.

On October 15, 2018, the Company closed the Purchase and Sale Agreement with EZ-CLONE Enterprises, Inc., a California corporation (the “Agreement”).  On November 5, 2019, the Company amended the Agreement with one 24.5% shareholder of EZ-CLONE Enterprises, Inc. (“EZ-CLONE”), to extend the date to purchase the remaining 49% of stock of EZ-CLONE in exchange for a 20% extension fee (a total of $171,000 for the 49% or $85,500 for each 24.5% shareholder) of the $855,000 cash payable at the earlier of the closing of $2,000,000 in funding or nine months (July 2020). The Company did not close the purchase of the remaining 49% of stock of EZ-CLONE by the extended deadline.

On September 15, 2020, the Company received notice that William Blackburn and Brad Mickelsen (“Plaintiffs”), minority shareholders of EZ-CLONE Enterprises, Inc., a majority owned subsidiary of the Company, filed a complaint against the Company and its officers Marco Hegyi and Mark Scott (“Officers”), in the Superior Court of California, County of Sacramento (“Complaint”) for claims related to breach under the Purchase and Sale Agreement dated October 15, 2018 between the Company and Plaintiffs. See Note 17 for description of Legal Proceedings.

As of September 30, 2020, the Company has recorded a liability of $2,131,000 for acquisition payable of which a $1,105,000 is payable in stock and $1,026,000 is payable in cash.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $2,860,592 and $7,374,383 and $11,473,136 for the nine months ended September 30, 2020 and the years ended December 31, 2019 and 2018, respectively. Net cash used in operating activities was $1,451,828, $2,909,811 and $3,854,505 for the nine months ended September 30, 2020 and the years ended December 31, 2019 and 2018, respectively.

The Company anticipates that it will record losses from operations for the foreseeable future. As of September 30, 2020, the Company’s accumulated deficit was $151,322,125. The Company has limited capital resources, and operations to date have been funded with the proceeds from private equity and debt financings. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by the Company’s independent registered public accounting firm relating to our consolidated financial statements for the year ended December 31, 2019 includes an explanatory paragraph expressing the substantial doubt about the Company’s ability to continue as a going concern.

The Company believes that its cash on hand will be sufficient to fund our operations only until December 31, 2020. The Company needs additional financing to implement our business plan and to service our ongoing operations and pay our current debts. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations, and divest all or a portion of our business. We may seek additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt. Equity financing, if obtained, could result in dilution to the Company’s then-existing stockholders and/or require such stockholders to waive certain rights and preferences. If such financing is not available on satisfactory terms, or is not available at all, the Company may be required to delay, scale back, eliminate the development of business opportunities and our operations and financial condition may be materially adversely affected.

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

Cash and Cash Equivalents - We classify highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.  At September 30, 2020, the Company had uninsured deposits in the amount of $384,664.

Accounts Receivable and Revenue – The company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which requires the application of the five-step-principles-based-accounting-model for revenue recognition. These steps include (1) a legally enforceable contract, written or unwritten is identified; (2) performance obligations in the contracts are identified; (3) the transaction price reflecting variable consideration, if any, is identified; (4) the transaction price is allocated to the performance obligations; and (5) revenue is recognized when the control of goods is transferred to the customer at a particular time or over time. Our hydroponic sales are cash or credit card. Our EZ-CLONE sales include credit cash, payments in advance, 3% discount upon receipt and, we extend thirty day terms to select customers. Accounts receivable are reviewed periodically for collectability. As of September 30, 2020 and December 31, 2019, the Company has an allowance for doubtful accounts totaling $5,690.

Sales Returns - We allow customers to return defective products when they meet certain established criteria as outlined in our sales terms and conditions. It is our practice to regularly review and revise, when deemed necessary, our estimates of sales returns, which are based primarily on actual historical return rates. We record estimated sales returns as reductions to sales, cost of goods sold, and accounts receivable and an increase to inventory. Returned products which are recorded as inventory are valued based upon the amount we expect to realize upon its subsequent disposition. As of September 30, 2020 and December 31, 2019, there was a reserve for sales returns of $20,000, respectively, which is minimal based upon our historical experience.

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

Goodwill-The Company reviews its acquired goodwill for impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. In reviewing its goodwill, the Company performs a qualitative analysis to determine if it is more-likely-than-not that the goodwill is impaired. If the qualitative analysis indicates that goodwill is likely impaired, the Company calculates the fair value of its goodwill by allocating the fair value of the business unit containing the goodwill to all its tangible and intangible assets and liabilities, with the residual fair value allocated to goodwill. The excess, if any, of the goodwill carrying value in excess of its fair value would be recognized as an impairment loss. Management has concluded that, based on a qualitative analysis, it is more-likely-than-not that goodwill has not been impaired as of September 30, 2020 and December 31, 2019.

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

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of September 30, 2020 and December 31, 2019 are based upon the short-term nature of the assets and liabilities.

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

As of September 30, 2020, there are also (i) stock option grants outstanding for the purchase of 506,667 common shares at a $1.496 average exercise price; and (ii) warrants for the purchase of 2,418,680 shares of common shares at a $3.465 average exercise price. In addition, we have an unknown number of common shares to be issued under the Crossover, 12% convertible promissory note financing and Labrys agreements in the case of default. In addition, we have an unknown number of common shares to be issued under the Chicago Venture, Iliad and St. George financing agreements because the number of shares ultimately issued to Chicago Venture depends on the price at which Chicago Venture converts its debt to shares and exercises its warrants. The lower the conversion or exercise prices, the more shares that will be issued to Chicago Venture upon the conversion of debt to shares. We will not know the exact number of shares of stock issued to Chicago Venture until the debt is actually converted to equity.

As of September 30, 2019, there are also (i) stock option grants outstanding for the purchase of 550,000 common shares at a $1.491 average exercise price; (ii) warrants for the purchase of 2,418,680 common shares at a $3.465 average exercise price; and (iii) 789,565 shares related to convertible debt that can be converted at $0.38 per share.

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

Recent Accounting Pronouncements

The Company has not adopted any new accounting pronouncements. A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements.

NOTE 4 –BUSINESS COMBINATIONS, ACQUISITION PAYABLE AND OTHER TRANSACTION

Acquisition of EZ-CLONE Enterprises, Inc.

On October 15, 2018, the Company closed the Purchase and Sale Agreement with EZ-CLONE Enterprises, Inc. (“EZ-CLONE”), a California corporation (the “Agreement”).  The total purchase price was $4 million of which $1,500,000 is payable in cash and $2.5 million payable in stock. At closing, we paid 51% of this amount totaling $2,040,000 via a (i) a cash payment of $645,000; and (ii) the issuance of 715,385 restricted shares of our common stock valued $1,395,000. The Agreement called for the Company, upon delivery of the remaining 49% of EZ-Clone stock, to acquire such stock within one year for $1,960,000, payable as follows: (i) a cash payment of $855,000; and (ii) the issuance of Company’s common stock at a value of $1,105,000.

On November 5, 2019, the Company amended the Agreement with one 24.5% shareholder of EZ-CLONE to extend the date to purchase the remaining 49% of stock of EZ-CLONE in exchange for a 20% extension fee (a total of $171,000 for the 49% or $85,500 for each 24.5% shareholder) of the $855,000 cash payable at the earlier of the closing of $2,000,000 in funding or nine months (July 2020). The Company did not close the purchase of the remaining 49% of stock of EZ-CLONE by the extended deadline.

On September 15, 2020, the Company received notice that William Blackburn and Brad Mickelsen (“Plaintiffs”), minority shareholders of EZ-CLONE Enterprises, Inc., a majority owned subsidiary of the Company, filed a complaint against the Company and its officers Marco Hegyi and Mark Scott (“Officers”), in the Superior Court of California, County of Sacramento (“Complaint”) for claims related to breach under the Purchase and Sale Agreement dated October 15, 2018 between the Company and Plaintiffs. See Note 17 for description of Legal Proceedings.

As of September 30, 2020 and December 31, 2019, the Company has recorded a liability of $2,131,000 for acquisition payable of which a $1,105,000 is payable in stock and $1,026,000 is payable in cash.

This acquisition has accelerated the Company’s revenue growth, increased the Company gross margins and added additional manufacturing and research and development personnel.

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

For accounting purposes, from the October 15, 2018 acquisition date and through November 4, 2019, the Company consolidated EZ-Clone given their control and treated its ability to acquire the remaining 49% interest in EZ-Clone as a de facto option to buy and has thus categorized it as a non-controlling interest until November 5, 2019 when the amended purchase agreement obligates the Company to purchase the remaining 49%. Effective in the quarter beginning October 1, 2019, the Company for accounting purposes, considers EZ-Clone to be 100% owned and thus eliminated the non-controlling interest and recorded an acquisition payable related to the balance owed. As of December 31, 2019, the Company has an acquisition payable totaling $1,926,000, of which $1,026,000 is current and $900,000 is categorized as long term since stock is expected to be issued to settle this and will not utilize current assets. The total liability consists of the discounted value of the future payments of $1,960,000 and the $171,000 extension fee payable. The Company accreted the difference between the carrying value of the acquisition payable and the contractual obligations as interest expense through July 2020 when payment was due. The Company recorded the $171,000 as a financing fee and expensed it as interest expense in 2019. During the fourth quarter of 2019, the Company recorded a noncash financing charge as interest expense totaling approximately $410,000 to recognize the acquisition payable and to eliminate the non-controlling interest. During the nine months ended September 30, 2020 the Company recognized an additional $205,000 of interest expense to accrete the acquisition payable to $1,105,000.

As of the acquisition date in October 2018, the Company recognized approximately $3.4 million of intangible assets and began amortizing them over 3 years. In the fourth quarter of 2019, the Company completed its evaluation of assets acquired and finalized its asset valuation. The finalized valuation resulted in lower intangible assets from the original assessment, allocating some of the intangible to Goodwill and determined that the life of definite life intangibles to be 5 years (See Note 7). The Company adjusted the cost basis and accumulated amortization, reducing both, but did not change 2019 amortization expense that had been recorded through September 30, 2019 which was in excess of $800,000.The change in the purchase accounting also resulted in the recording of a deferred tax liability and the lowering of non-controlling interest by $587,750 and such reclassification was made to the December 31, 2018 balance sheet. During the nine months ended September 30, 2020, the Company recorded a tax benefit of $88,163 related to book versus tax basis difference from the purchase accounting.

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

NOTE 5 – INVENTORY

Inventory as of September 30, 2020 and December 31, 2019 consisted of the following:

	September 30,	December 31,
	2020	2019

Raw materials	$486,024	$329,482
Work in process	85,293	49,253
Finished goods	21,581	92,703
Inventory deposits	82,166	129,236
Total	$675,063	$600,674

Raw materials consist of supplies for product lines at EZ-CLONE.

Finished goods inventory relates to product lines at EZ- CLONE.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2020 and December 31, 2019 consists of the following:

	September 30,	December 31,
	2020	2019

Machinery, equipment and tooling	$356,867	$356,867
Computer equipment	16,675	16,675
Leasehold improvements	14,702	14,702
Total property and equipment	388,244	388,244
Less accumulated depreciation and amortization	(249,626)	(221,763)
Net property and equipment	$138,618	$166,482

Total depreciation expense was $27,864 and $68,655 for the nine months ended September 30, 2020 and 2019, respectively. All equipment is used for manufacturing, selling, general and administrative purposes and accordingly all depreciation is classified in cost of goods sold, selling, general and administrative expenses.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets as of September 30, 2020 and December 31, 2019 consisted of the following:

	Estimated Useful Lives	September 30, 2020	December 31, 2019

Customer Lists	5 Years	$1,297,000	$1,297,000
Intellectual Property	5 Years	1,054,000	1,054,000
less accumulated amortization		(1,052,353)	(548,566)
Net Intangible assets-definitive life		1,298,647	1,802,434

Goodwill-indefinite life	N/A	781,749	781,749

Total intangible assets and goodwill		$2,080,396	$2,584,183

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

Total amortization expense was $503,787 and $855,771 for the nine months ended September 30, 2020 and 2019, respectively.

NOTE 8- LEASES

The Company previously entered into operating leases for retail and corporate facilities. These leases have terms which range from two to five years, and often include options to renew. These operating leases are listed as separate line items on the Company's December 31, 2018 Consolidated Balance Sheet and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are also listed as separate line items on the Company's December 31, 2018 Consolidated Balance Sheet. Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, the Company recognized right-of-use assets and lease liabilities for operating leases of approximately $1,378,000 on January 1, 2019. Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. During the three months ended September 30, 2019 the Company cancelled all but one lease and has recognized the rent and termination fees related to the cancelled leases as an expense in the quarter ended September 30, 2019. As of September 30, 2020 and December 31, 2019, total right-of-use assets and operating lease liabilities for remaining long term lease was $445,927 and $481,120, respectively. During the nine months ended September 30, 2020 and 2019, the Company recognized approximately $167,000 in total lease costs for the lease.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company's operating right-of-use assets and related lease liabilities as of and for the nine months ended September 30, 2020 were as follows:

Cash paid for ROU operating lease liability $157,500
Weighted-average remaining lease term 3 years
Weighted-average discount rate 10%

Year Ended
September 30, 2020	$
2021	$216,300
2022	222,792
2023	117,984

557,076
Imputed interest	(111,149)
Total lease liability	$445,927

NOTE 9- ACCOUNTS PAYABLE

Accounts payable were $1,038,597 and $1,157,090 as of September 30, 2020 and December 31, 2019, respectively. Such liabilities consisted of amounts due to vendors for inventory purchases, audit, legal and other expenses incurred by the Company.

NOTE 10- ACCRUED EXPENSES

Accrued expenses were $290,891 and $259,093 as of September 30, 2020 and December 31, 2019, respectively. Such liabilities consisted of amounts due to sales tax, payroll and restructuring expense liabilities. As of September 30, 2019, the Company closed retail stores in Portland, Maine, Encino, California and Calgary, Canada. The Company is negotiating with the landlords and the Company has recorded restructuring reserves of $209,577 as of September 30, 2020 and December 31, 2019, respectively.

NOTE 11 – CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Convertible notes payable as of September 30, 2020 consisted of the following:

	Principal	Accrued Interest	Debt Discount	Balance As of September 30, 2020
Convertible Notes Payable-
10% OID Convertible Promissory Notes	$2,040,907	$427,400	$-	$2,468,307
Secured Advance Note	87,526	10,251	-	97,777
12% Convertible Promissory Notes	221,100	7,759	(8,311)	220,548
Total Convertible Notes Payable, short term	$2,349,533	$445,410	$(8,311)	$2,786,632

Convertible notes payable as of December 31, 2019 consisted of the following:

	Principal	Accrued Interest	Debt Discount	Balance As of December 31, 2019
Convertile Notes Payable-
10% OID Convertible Promissory Notes	$2,195,007	$220,980	$-	$2,415,987
Secured Advance Note	205,228	-	-	205,228
12% Convertible Promissory Notes	281,600	3,055	(21,591)	263,064
	$2,681,835	$224,035	$(21,591)	$2,884,279

10% OID Convertible Promissory Notes

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

As of September 30, 2020, the outstanding principal balance due to Chicago Venture, Iliad and Odyssey was $1,650,007 and accrued interest was $423,888, which results in a total amount of $2,073,895.

During the nine months ended September 30, 2020, the Company received loans of $500,000 from Chicago Venture. Also, Chicago Venture converted principal and accrued interest of $600,000 into 4,882,919 shares of our common stock at a per share conversion price of $0.123 with a fair value of $1,006,518. The Company recognized $287,466 loss on debt conversions during the nine months ended September 30, 2020.

On September 1, 2020, Iliad sold a Note for $500,000 to Silverback Capital Corporation. As of September 30, 2020, the outstanding principal balance due to Silverback was $390,900 and accrued interest was $3,512, which results in a total amount of $394,412. During the nine months ended September 30, 2020, Silverback converted principal and accrued interest of $109,100 into 1,000,000 shares of our common stock at a per share conversion price of $0.109 with a fair value of $158,000. The Company recognized $44,900 loss on debt conversions during the nine months ended September 30, 2020.

Securities Purchase Agreement, Secured Promissory Notes and Security Agreement with Chicago Venture Partners, L.P (Chicago Venture or CVP)

On January 30, 2020, the Company executed the following agreements with Chicago Venture: (i) Securities Purchase Agreement; (ii) Secured Convertible Promissory Notes (“Notes”); and (iii) Security Agreement (collectively the “Chicago Venture Agreements”). The Company entered into the Chicago Venture Agreements with the intent to acquire working capital to grow the Company’s businesses.

The total amount of funding under the CVP Agreements is $500,000 in various tranches. The Notes carry an original issue discount of $50,000 and a transaction expense amount of $5,000, for total debt of $555,000 (“Debt”). The Company agreed to reserve 53,333 shares of its common stock for issuance upon conversion of the Debt, if that occurs in the future. If not converted sooner, the Debt is due on or before January 29, 2021. The Debt carries an interest rate of ten percent (10%). The Debt is convertible, at CVP’s option, into the Company’s common stock at $0.30 per share subject to adjustment as provided for in the Notes. The Company received approximately $500,000 of funding under the CVP agreements in 2020.

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

On January 14, 2020, the Note increased by $25,700. On August 31, 2020, Crossover converted debt and accrued interest of $95,000 into 500,000 shares of common stock at $0.19 per share. As of September 30, 2020, $66,412 was recorded for late and default fees. As of September 30, 2020, the outstanding principal balance due to Crossover was $87,526 and accrued interest was $10,251, which results in a total amount of $97,777. The Company recognized no loss on debt conversions during the nine months ended September 30, 2020.

The Company’s obligation to pay the Debt, or any portion thereof, is secured by all of the Company’s assets.

12% Convertible Promissory Notes

The Company entered into Convertible Promissory Notes with PowerUp Lending Group Ltd on November 18, 2019 for $140,800 to fund short-term working capital. The Notes accrues interest at a rate of 12% per annum and became due in one year and are convertible into common stock at 75% of market value after six months. The Company received cash of $125,000, and recorded interest expense of $2,037, a transaction expense amount of $3,000 and amortization of debt discount of $15,191. The Company recorded as interest expense in 2019 the value of the beneficial conversion feature of $46,933 related to the potential conversion at a discount after six months. During the nine months ended September 30, 2020, the Company recorded interest expense of $5,643 and amortization of debt discount of $10,409. During the nine months ended September 30, 2020, the Company issued 1,004,625 shares of the Company’s common stock at $0.148 related to conversion of principal and interest under the $140,800 Promissory Note.

The Company entered into Convertible Promissory Notes with PowerUp Lending Group Ltd on December 9, 2019 for $140,800 to fund short-term working capital. The Notes accrues interest at a rate of 12% per annum and became due in one year and are convertible into common stock at 75% of market value after six months. The Company received cash of $125,000, and recorded interest expense of $1,018, a transaction expense amount of $3,000 and amortization of debt discount of $14,418. The Company recorded as interest expense in 2019 the value of the beneficial conversion feature of $46,933 related to the potential conversion at a discount after six months. During the nine months ended September 30, 2020, the Company recorded interest expense of $22,001 and amortization of debt discount of $11,182. During the nine months ended September 30, 2020, the Company repaid $85,000 and issued 628,659 shares of the Company’s common stock at $0.125 related to conversion of principal and interest under the remaining $78,819 Promissory Note.

The Company entered into Convertible Promissory Note with PowerUp Lending Group Ltd on January 14, 2020 for $58,300 to fund short-term working capital. The Notes accrues interest at a rate of 12% per annum and became due in one year and are convertible into common stock at 75% of market value after six months. The Company received cash of $50,000, and recorded interest expense of $1,495, a transaction expense amount of $3,000 and beneficial conversion feature of $19,433 related to the potential conversion at a discount after six months. During the nine months ended September 30, 2020, the Company recorded interest expense of $3,180 and amortization of debt discount of $5,300. During the nine months ended September 30, 2020, the Company issued 510,271 shares of the Company’s common stock at $0.12 related to conversion of principal and interest under the remaining $61,480 Promissory Note.

The Company entered into Convertible Promissory Notes with PowerUp Lending Group Ltd on June 1, 2020 for $140,800 to fund short-term working capital. The Notes accrues interest at a rate of 12% per annum and became due in one year and are convertible into common stock at 75% of market value after six months. The Company received cash of $125,000, and recorded interest expense of $1,389, a transaction expense amount of $3,000 and amortization of debt discount of $14,910. The Company recorded as interest expense in 2020 the value of the beneficial conversion feature of $46,933 related to the potential conversion at a discount after six months. During the nine months ended September 30, 2020, the Company recorded interest expense of $5,647 and amortization of debt discount of $8,540.

The Company entered into Convertible Promissory Notes with PowerUp Lending Group Ltd on July 13, 2020 for $80,300 to fund short-term working capital. The Notes accrues interest at a rate of 12% per annum and became due in one year and are convertible into common stock at 75% of market value after six months. The Company received cash of $70,000, and recorded interest expense of $2,112, a transaction expense amount of $3,000 and an original interest discount of 7,300. The Company recorded amortization of debt discount of $3,209. The Company recorded as interest expense in 2020 the value of the beneficial conversion feature of $26,767 related to the potential conversion at a discount after six months.

During the nine months ended September 30, 2020, PowerUp Lending Group Ltd converted principal and accrued interest of $288,779 into 2,143,555 shares of our common stock at a per share conversion price of $0.135 with a fair value of $410,029. The Company recognized $107,746 loss on debt conversions during the nine months ended September 30, 2020.

Notes Payable

Notes payable as of September 30, 2020 consisted of the following:

	Principal	Accrued Interest	Debt Discount	Balance As of September 30, 2020
Notes Payable-
1% Note Payble under Paycheck Protection Program	$565,829	$2,529	$-	$568,358
3.75% Economic Injury Disaster Loan	299,800	3,204	-	303,004
12% Self-Amortizing Promissory Note	750,000	7,644	(392,914)	364,730
Parties related to shareholders of EZ-CLONE Enterprises, Inc.	104,144	-	-	104,144
Total Notes Payable	1,719,773	13,377	(392,914)	1,340,236
Less Long Term Notes Payable	(401,883)	3,204	-	(398,679)
Short Term Notes Payable	$1,317,890	$16,581	$(392,914)	$941,557

Notes payable as of December 31, 2019 consisted of the following:

	Principal	Accrued Interest	Debt Discount	Balance As of December 31, 2020
Notes Payable -
Parties related to shareholders of EZ-CLONE Enterprises, Inc.	$104,144	$-	$-	$104,144

On April 17, 2020, the Company received $362,500 under the Paycheck Protection Program of the U.S. Small Business Administration’s (SBA) 7(a) Loan Program pursuant to the Coronavirus, Aid, Relief and Economic Security Act (CARES Act), Pub. Law 116-136, 134 Stat. 281 (2020). During the nine months ended September 30, 2020, the Company recorded interest expense of $1,688 at 1%. The Company is utilizing the funds in accordance with the legal requirements and expects this loan to be forgiven during 2020.

On May 7, 2020, EZ-CLONE received $203,329 under the Paycheck Protection Program of the U.S. Small Business Administration’s 7(a) Loan Program pursuant to the Coronavirus, Aid, Relief and Economic Security Act (CARES Act), Pub. Law 116-136, 134 Stat. 281 (2020). During the nine months ended September 30, 2020, the Company recorded interest expense of $841 at 1%. The Company is utilizing the funds in accordance with the legal requirements and expects this loan to be forgiven during 2020.

On June 19, 2020, the Company received $299,800 under the Economic Injury Disaster Loan Program of the U.S. Small Business Administration’s 7(a) Loan Program pursuant to the Coronavirus, Aid, Relief and Economic Security Act (CARES Act), Pub. Law 116-136, 134 Stat. 281 (2020). Repayment terms on the loans are over a 30-year term at 3.75%. In addition, the loan contains a 12-month payment deferral beginning on the loan date. There is no prepayment penalty on an EIDL loan. During the nine months ended September 30, 2020, the Company recorded interest expense of $3,204. These loans were long term as of September 30, 2020.

12% Self-Amortization Promissory Note with Labrys Fund, L.P, a Delaware limited partnership (“Labrys”)

On August 31, 2020, we executed the following agreements with Labrys: (i) Securities Purchase Agreement; and (ii) Self-Amortization Promissory Note (“Note”); (collectively the “Labrys Agreements”). The Company entered into the Labrys Agreements with the intent to acquire working capital to grow the Company’s businesses and complete the EZ-CLONE Enterprises, Inc. acquisition.

The total amount of funding under the Labrys Agreements is $632,750. The Notes carry an original issue discount of $75,000, a transaction expense amount of $8,500, and a fee to J. H. Darbie & Co. of $33,750, for total debt of $750,000 (“Debt”). The Note has an amortization schedule of $250,000 on November 30, 2020 and $51,042 at each month end from December 2020 through November 30, 2021. The Company issued commitment shares of 1,662,000 shares related to the Labrys Agreements at $0.21 or $349,020. We agreed to reserve 5,043,859 shares of its common stock for issuance if any Debt is converted. The Debt is due on or before November 30, 2021. The Debt carries an interest rate of twelve percent (12%). In the case of default, the debt is convertible into the Company’s common stock at the closing price the day before the conversion, subject to adjustment as provided for in the Note.

As of September 30, 2020, the outstanding principal balance due Labrys was $750,000, accrued interest was $7,644 and the unamortized debt discount of $392,914, which results in a total amount of $364,730. During the nine months ended September 30, 2020, the Company recorded interest expense of $7,644 and amortization of debt discount of $74,250.

EZ-CLONE has $104,144 due to relatives of the two selling shareholders as of September 30, 2020 and December 31, 2019, respectively.

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

There was a derivative liability of $1,329,088 and $1,300,915 as of September 30, 2020 and December 31, 2019, respectively. For the nine months ended September 30, 2020 and 2019, the Company recorded non-cash expense $28,173 and non-cash income of $361,179 related to the “change in fair value of derivative” expense related to the Chicago Venture and Iliad financing. These were the only changes in level 3 fair value instruments during such periods.

Derivative liability as of September 30, 2020 was as follows:

				Carrying
	Fair Value Measurements Using Inputs			Amount at September 30,
Financial Instruments	Level 1	Level 2	Level 3	2020

Liabilities:
Derivative Instruments	$-	$-	$1,329,088	$1,329,088

Total	$-	$-	$1,329,088	$1,329,088

Derivative liability as of December 31, 2019 was as follows:

				Carrying
	Fair Value Measurements Using Inputs			Amount at December 31,
Financial Instruments	Level 1	Level 2	Level 3	2019

Liabilities:
Derivative Instruments	$-	$-	$1,300,915	$1,300,915

Total	$-	$-	$1,300,915	$1,300,915

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

Notes Payable to Related Parties

EZ-CLONE has $104,144 due to relatives of the two selling shareholders as of September 30, 2020 and December 31, 2019, respectively.

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

Capital Stock Issued and Outstanding

As of September 30, 2020, the Company had issued and outstanding securities of 38,905,790 shares of common stock.

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

During the nine months ended September 30, 2020, the Company had the following issuances of unregistered equity securities to accredited investors unless otherwise indicated:

Debt and accrued interest of $1,092,879 was converted into 8,526,474 shares of our common stock at an average per share conversion price of $0.128.

The Company issued 15 shares related to a previous reverse stock split.

The Company issued 154 shares of common stock related to the exercise of warrants for $485, or $3.151 per share.

On April 16, 2020, the Company issued 20,000 shares of the Company’s common stock each to Katherine McLain and Thom Kozik, directors valued at $0.295 per share or $5,900. This issuance was an annual award for independent director services.

On August 31, 2020, the Company issued commitment shares of 1,662,000 shares related to the Labrys Agreements at $0.21 or $349,020.

Warrants

The Company no warrant activity during the nine months ended September 30, 2020.

A summary of the warrants issued as of September 30, 2020 is as follows:

	September 30, 2020
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at January 1, 2020	2,418,834	$3.465
Issued	-	$-
Exercised	(154)	$(3.151)
Forfeited	-	$-
Expired	-	$-
Outstanding at September 30, 2020	2,418,680	$3.465
Exerciseable at September 30, 2020	2,312,168	$-

A summary of the status of the warrants outstanding as of September 30, 2020 is presented below:

	September 30, 2020
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life	Price	Exerciseable	Price
366,667	5.91	$1.500	366,667	$1.500
320,000	4.10	1.800	213,333	1.800
1,407,428	1.08	3.150	1,407,582	3.150
324,586	2.25	7.500	324,586	7.500
-	-	-	-	-
2,418,680	2.00	$3.465	2,312,168	$3.374

Warrants had no intrinsic value as of September 30, 2020.

The warrants were valued using the following assumptions:

Dividend yield	0%
Expected life	1-5 Years
Expected volatility	70-200%
Risk free interest rate	0.78-2.6%

NOTE 15– STOCK OPTIONS

Description of Stock Option Plan

The Company has 1,333,333 shares available for issuance under the First Amended and Restated 2017 Stock Incentive Plan. The Company has outstanding unexercised stock option grants totaling 506,667 shares at an average exercise price of $1.496 per share as of September 30, 2020. The Company filed registration statements on Form S-8 to register 1,333,333 shares of our common stock related to the 2017 Stock Incentive Plan and First Amended and Restated 2017 Stock Incentive Plan.

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

Stock Option Activity

The Company had the following stock option transactions during the nine months ended September 30, 2020:

During the nine months ended September 30, 2020, executives and employees forfeited stock option grants for 43,333 shares with an exercise price of $1.431 per share.

There are currently 506,667 options to purchase common stock at an average exercise price of $1.496 per share outstanding as of September 30, 2020 under 2017 Stock Incentive Plan and First Amended and Restated 2017 Stock Incentive Plan. The Company recorded $39,587 and $48,693 of compensation expense, net of related tax effects, relative to stock options for the nine months ended September 30, 2020 and 2019 and in accordance with ASC 718. As of September 30, 2020, there is approximately $29,051, net of forfeitures, of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately 2.98 years.

Stock option activity for the nine months ended September 30, 2020 and the year ended December 31, 2019 were as follows:

	Options	Weighted Average	Option
	Shares	Exercise Price	$
Outstanding as of January 1, 2019	666,667	$1.410	$940,000
Granted	23,333	1.457	34,000
Exercised	(26,111)	(0.900)	(23,500)
Forfeitures	(113,889)	(1.146)	(130,500)
Outstanding as of December 31, 2019	550,000	1.491	820,000
Granted	-	-	-
Exercised	-	-	-
Forfeitures	(43,333)	(1.431)	(62,000)
Outstanding as of September 30, 2020	506,667	$1.496	$758,000

The following table summarizes information about stock options outstanding and exercisable at September 30, 2020:

		Weighted			Weighted
		Average	Weighted		Average
Range of	Number	Remaining Life	Average	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Exercise Price	Exerciseable	Exerciseable
$0.90	80,000	2.50	$0.90	80,000	$0.90
1.05	66,667	2.50	1.05	66,667	1.05
1.50	106,665	2.41	1.50	106,666	1.50
1.80	253,335	3.50	1.80	147,778	1.80
	506,667	2.98	$1.496	401,111	$1.42

Stock option grants totaling 506,667 shares of common stock had no intrinsic value as of September 30, 2020.

The stock option grants were valued using the following assumptions:

Dividend yield	0%
Expected life	1-5 Years
Expected volatility	70-200%
Risk free interest rate	0.78-2.6%

16. SEGMENT REPORTING

The management of the Company considers the business to have two operating segments (i) the distribution of GrowLife products and (ii) EZ-CLONE, a manufacturer of cloning products. EZ-CLONE has provided the majority of the Company’s gross margins during 2019 and 2020. The financial results from GrowLife products has been diminishing with the Company’s focus on EZ-CLONE.

The reporting for the three and nine months ended September 30, 2020 and 2019 was as follows (in thousands):

			Segment
		Gross	Operating	Segment
Segment	Revenue	Margin	Profit (Loss)	Assets
Three Months Ended September 30, 2020
GrowLife distribution products	$211	$35	$(680)	$416
EZ-CLONE cloning manufacturing (1)	1,205	462	(72)	3,881
Total segments	$1,416	$497	$(752)	$4,297

Three Months Ended September 30, 2019
GrowLife distribution products	$1,156	$170	$(1,504)	$992
EZ-CLONE cloning manufacturing (1)	1,143	576	(116)	3,664
Total segments	$2,299	$746	$(1,620)	$4,656

			Segment
		Gross	Operating	Segment
Segment	Revenue	Margin	Profit (Loss)	Assets
Nine Months Ended September 30, 2020
GrowLife distribution products	$1,540	$293	$(1,944)	$416
EZ-CLONE cloning manufacturing (2)	3,388	1,585	81	3,881
Total segments	$4,928	$1,878	$(1,863)	$4,297

Nine Months Ended September 30, 2019
GrowLife distribution products	$3,745	$728	$(3,829)	$992
EZ-CLONE cloning manufacturing (2)	2,999	1,465	(527)	3,664
Total segments	$6,744	$2,193	$(4,356)	$4,656

(1)
Includes $75,000 per quarter for EZ-CLONE expenses recorded at GrowLife for 2020. This also includes all acquisition balances discussed in Note 4.

(2)
Includes $75,000 per quarter for EZ-CLONE expenses recorded at GrowLife for 2020. This also includes all acquisition balances discussed in Note 4.

NOTE 17 – COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

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

As of September 30, 2019, the Company closed retail stores in Portland, Maine, Encino, California and Calgary, Canada. The Company has recorded restructuring reserves related to the store closures. The Company cannot determine the outcome of these proceedings.

On October 15, 2018, the Company closed the Purchase and Sale Agreement with EZ-CLONE Enterprises, Inc., a California corporation (the “Agreement”).  On November 5, 2019, the Company amended the Agreement with one 24.5% shareholder of EZ-CLONE Enterprises, Inc. (“EZ-CLONE”), to extend the date to purchase the remaining 49% of stock of EZ-CLONE in exchange for a 20% extension fee (a total of $171,000 for the 49% or $85,500 for each 24.5% shareholder) of the $855,000 cash payable at the earlier of the closing of $2,000,000 in funding or nine months (July 2020). The Company did not close the purchase of the remaining 49% of stock of EZ-CLONE by the extended deadline.

On September 15, 2020, the Company received notice that William Blackburn and Brad Mickelsen (“Plaintiffs”), minority shareholders of EZ-CLONE Enterprises, Inc., a majority owned subsidiary of the Company, filed a complaint against the Company and its officers Marco Hegyi and Mark Scott (“Officers”), in the Superior Court of California, County of Sacramento (“Complaint”) for claims related to breach under the Purchase and Sale Agreement dated October 15, 2018 between the Company and Plaintiffs. On September 15, 2020, the Company filed a notice of removal with the California Superior Court, County of Sacramento and the United States District Court for the Eastern District of California.  The case was removed to Federal District Court for the Eastern District of California and Plaintiffs filed an Ex Parte Application for TRO and an Order for Preliminary Injunction with the Federal Court.  The TRO was granted on September 16, 2020 and a preliminary injunction hearing was scheduled for September 29, 2020.  After reviewing all pleadings and oral arguments at the hearing, the Court issued a ruling granting Plaintiffs’ request for a preliminary injunction.  Subsequent to September 29, 2020, the parties are providing legal briefs to the Federal court to determine if rescission should be granted.

The Complaint also alleges that the Company and its Officers made certain false representations and other claims to consummate the Transaction and as a result has failed to complete the second closing as required under Purchase and Sale Agreement. The Plaintiffs are seeking rescission of the Purchase and Sale Agreement, unspecified damages in excess of ten thousand dollars, and other equitable relief. The Company cannot determine the outcome of these proceedings.

As of September 30, 2020, the Company has recorded a liability of $2,131,000 for acquisition payable of which a $1,105,000 is payable in stock and $1,026,000 is payable in cash.

Operating Leases

The Company is obligated under the following leases for its various facilities.

On May 31, 2020, the Company rented space at 5400 Carillon Point, Kirkland, Washington 98033 for $623 per month for the Company’s corporate office and use of space in the Regus network, including California. The Company’s agreement expires May 31, 2021.

On December 14, 2018, GrowLife, Inc. entered into a lease agreement with Pensco Trust Company for a 28,000 square feet industrial space at 10170 Croydon Way, Sacramento, California 95827 used for the assembly and sales of plastic parts by EZ-CLONE. The monthly lease payment is $17,500 and increases approximately 3% per year. The lease expires on December 31, 2023.

NOTE 18 – SUBSEQUENT EVENTS

The Company evaluates subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements are available.

There were the following material events subsequent to September 30, 2020:

Purchase and Sale Agreement with EZ-CLONE Enterprises, Inc.

On October 15, 2018, the Company closed the Purchase and Sale Agreement with EZ-CLONE Enterprises, Inc., a California corporation (the “Agreement”).  On November 5, 2019, we amended the Agreement with one 24.5% shareholder of EZ-CLONE Enterprises, Inc. (“EZ-CLONE”), to extend the date to purchase the remaining 49% of stock of EZ-CLONE in exchange for a 20% extension fee (a total of $171,000 for the 49% or $85,500 for each 24.5% shareholder) of the $855,000 cash payable at the earlier of the closing of $2,000,000 in funding or nine months (July 2020). The Company did not close the purchase of the remaining 49% of stock of EZ-CLONE by the extended deadline and is in discussions with the 24.5% shareholder.

On September 15, 2020, GrowLife, Inc. (the “Company”) received notice that William Blackburn and Brad Mickelsen, minority shareholders of EZ-CLONE Enterprises, Inc. (“Plaintiffs”), a majority owned subsidiary of the Company, filed a complaint against the Company and its officers Marco Hegyi and Mark Scott (“Officers”), in the Superior Court of California, County of Sacramento (“Complaint”) for claims related to breach under the Purchase and Sale Agreement dated October 15, 2018 between the Company and Plaintiffs. On September 15, 2020, the Company filed a notice of removal with the California Superior Court, County of Sacramento and the United States District Court for the Eastern District of California.  The case was removed to Federal District Court for the Eastern District of California and Plaintiffs filed an Ex Parte Application for TRO and an Order for Preliminary Injunction with the Federal Court.  The TRO was granted on September 16, 2020 and a preliminary injunction hearing was scheduled for September 29, 2020.  After reviewing all pleadings and oral arguments at the hearing, the Court issued a ruling granting Plaintiffs’ request for a preliminary injunction.  Subsequent to September 29, 2020, the parties are providing legal briefs to the Federal court to determine if rescission should be granted.

The Complaint also alleges that the Company and its Officers made certain false representations and other claims to consummate the Transaction and as a result has failed to complete the second closing as required under Purchase and Sale Agreement. The Plaintiffs are seeking rescission of the Purchase and Sale Agreement, unspecified damages in excess of ten thousand dollars, and other equitable relief.

Securities Purchase Agreement and Self-Amortization Promissory Note with EMA Financial LLC, a Delaware limited liability company (“EMA”)

On October 2, 2020, the Company executed the following agreements with EMA: (i) Securities Purchase Agreement; and (ii) Self-Amortization Promissory Note (“Note”); (collectively the “EMA Agreements”). The Company entered into the EMA Agreements with the intent to acquire working capital to grow the Company’s businesses and complete the EZ-CLONE Enterprises, Inc. acquisition.

The total amount of funding under the EMA Agreements is $183,455. The Notes carry an original issue discount of $21,100, a transaction expense amount of $6,500, and a fee to J. H. Darbie & Co. of $21,150, for total debt of $221,000 (“Debt”). The Note has an amortization schedule of $19,550 on January 2, 2021 and monthly from February 2021 through January 2022. The Company issued commitment shares of 550,000 shares related to the EMA Agreements. The Company agreed to reserve 1,486,258 shares of its common stock for issuance if any Debt is converted. The Debt is due on or before January 2, 2022. The Debt carries an interest rate of twelve percent (12%). In the case of default, the debt is convertible into the Company’s common stock at the closing price the day before the conversion, subject to adjustment as provided for in the Note.

Securities Purchase Agreement and Self-Amortization Promissory Note with FirstFire Global Opportunities Fund, LLC, a Delaware limited liability company (“FF”)

On October 2, 2020, the Company executed the following agreements with FF: (i) Securities Purchase Agreement; and (ii) Self-Amortization Promissory Note (“Note”); (collectively the “FF Agreements”). The Company entered into the FF Agreements with the intent to acquire reduce debt.

The total amount of funding under the FF Agreements is $130,000. The Notes carry an original issue discount of $14,952, a transaction expense amount of $4,600, and a fee to J. H. Darbie & Co. of $7,050, for total debt of $156,602 (“Debt”). The Note has an amortization schedule of $13,853 on January 11, 2021 and monthly from February 2021 through January 2022. The Company issued commitment shares of 450,000 shares related to the FF Agreements. The Company agreed to reserve 1,486,258 shares of its common stock for issuance if any Debt is converted. The Debt is due on or before January 12, 2022. The Debt carries an interest rate of twelve percent (12%). In the case of default, the debt is convertible into the Company’s common stock at the closing price the day before the conversion, subject to adjustment as provided for in the Note.

Debt Conversion

Silverback Capital Corporation converted principal and accrued interest of $358,332 into 4,500,000 shares of the Company’s common stock at a per share conversion price of $0.080.

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

FINANCIAL PERFORMANCE

GrowLife operates and provides essential business services and products on a state-by-state basis, as determined by state laws amid the COVID-19 pandemic. We had prepared for the planting season for many hemp farmers across the country in the first half of 2020. It was imperative for GrowLife to support these farmers by keeping EZ-CLONE and all GrowLife products available to them. Starting March 2020, we experienced growing sales for EZ-CLONE systems so much so that production could not keep up due to Covid-19 pandemic supplier delays and low shipments out of EZ-CLONE Enterprises. In the end, we completed the quarter ended September 30, 2020 with a record sales order backlog of $1.9 million for shipments in the fourth quarter.

The almost $2 million in sales not shipped in Q3 lowered our reported year over year revenue to $1.4 million as compared to $2.3 million for three months ended September 30, 2019. Yet, our gross profits, or revenue after our cost of sales, was reported at $0.5 million for three months ended September 30, 2020 as compared to last year’s $0.7 million. GrowLife blended gross margins of 38.1% for the nine months September 30, 2020 were up from 32.5% during the three months ended September 30, 2019.

In a scenario where we would have been able to ship what was sold, approximately $3.3 million would have been reported. However, that is not the case. Nor was the scenario of $1.2 million in gross margin at 36% realized, which may have brought us to profitability. Both of these scenarios were obtained on the sales side of GrowLife but not realized due to what we would attribute to ‘growing pains’, or our ability to scale-up EZ-CLONE production fast enough to satisfy the demand. As many people say, “it’s the problem we all want to have.”

Our cost controls are due to cost reductions implemented during the year ended December 31, 2019. We reduced operating expenses by $2.8 million during the nine months ended September 30, 2020 and reduced cash used in operations by $0.5 million from $2.0 million to $1.5 million. This enabled us to focus on the EZ-CLONE growth, which is proving out, making profitability attainable from this base business, and preparing us for our Hemp CBD expansion.

BRIDGING THE BASE AND EZ-CLONE WITH EXPANSION BUSINESS

GrowLife consists of a base business where it sells customers all growing equipment necessary to cultivate indoor and outdoor. We continue to deliver products as we have done so since 2012. The Company also produces the EZ-CLONE systems through our majority owned subsidiary EZ-CLONE ENTERPRISES. This Sacramento team assembles and ships the EZ-CLONE products to our customers. As a result, this base business combined with the EZ-CLONE sales represents over $3 million for Q3, including the backlog.

Our intention for expansion remains on the Hemp CBD business with plant starters (for example, seeds, clones and seedlings) where we have licensed multi-year exclusive genetics for assuring high-yielding, consistently preforming hemp plants that resist extreme heat/cold and most importantly, not going ‘hot’, i.e. not violating the THC threshold. Our confidence level for this expansion business remains high because the demand for CBD and other cannabinoids derived from hemp are strong. GrowLife is already working on its 2021 systems, offerings and partnerships.

EXPANSION BEYOND HEMP CBD

Earlier this month it was stated: “The House will vote on the MORE Act to decriminalize cannabis,” according to House Majority Leader Steny Hoyer. More than a third of Americans now live in states with full legalization, and a record 68 percent support federal cannabis legalization, according to Gallup. The movement with a new Administration is signaling legalization, again. While the promise is not new, what is new is how GrowLife is positioned to capitalize on such a change.

While such legislation would take time to implement, GrowLife’s base business in supplies and EZ-CLONE expect to benefit with such a change. However, the more exciting opportunity is that our new venture in starters with genetics in seeds and clones and partners has anticipated this possibility. We are prepared to expand with licensed partners into Cannabis along with Hemp CBD so long as the Federal laws support our ability to do so.

MOVING FORWARD

We believe that through our strategic investment in EZ-CLONE, we have positioned ourselves well to capitalize on this expanding market opportunity. Where EZ-CLONE was able to create a quality product with steady growth, GrowLife has propelled it into an international brand being utilized by some of the largest grow operations in the world. We intend to continue to grow its production capabilities to meet demand.

Through a network of knowledgeable representatives, GrowLife continues to provide essential and hard-to-find goods including media, industry-leading hydroponics equipment, organic plant nutrients, and thousands more products to specialty grow operations across the United States.

Genetics are the key to successfully serving farmers, both outdoor and indoor, with starters for CBx and beyond. We intend to secure and test the best genetics for the long run. To do so we will work with university researchers and obtain rights to high-value derivatives.

Please follow our shareholder updates as we seek to increase our manufacturing capacity, hiring additional sales and support staff and actualize on our vision of being the leading source of plant starter genetics and equipment for the hemp and cannabis market and meet the demand as it continues to rise.

Employees

As of September 30, 2020, we had twenty-two full-time and part-time employees. Marco Hegyi, our Chief Executive Officer, is based in Kirkland, Washington. Mark E. Scott, our Chief Financial Officer, is based primarily in Seattle, Washington. We have approximately 9 full and part time employees located throughout the United States who operate our businesses. We employ 11 full-time and part-time employees at EZ-CLONE in Sacramento, CA. None of our employees are subject to a collective bargaining agreement or represented by a trade or labor union. We believe that we have a good relationship with our employees.

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

Our other intellectual property is primarily in the form of trademarks and domain names. We also hold rights to several website addresses related to our business including websites that are actively used in our day-to-day business such as www.shopgrowlife.com, www.growlifeinc.com, and www.greners.com.We have a policy of entering into confidentiality and non-disclosure agreements with our employees, some of our vendors and customers as necessary.

Acquisition of EZ-CLONE

On October 15, 2018, we closed the Purchase and Sale Agreement with EZ-CLONE Enterprises, Inc., a California corporation (the “Agreement”).  On November 5, 2019, we amended the Agreement with one 24.5% shareholder of EZ-CLONE Enterprises, Inc. (“EZ-CLONE”), to extend the date to purchase the remaining 49% of stock of EZ-CLONE in exchange for a 20% extension fee (a total of $171,000 for the 49% or $85,500 for each 24.5% shareholder) of the $855,000 cash payable at the earlier of the closing of $2,000,000 in funding or nine months (July 2020). The Company did not close the purchase of the remaining 49% of stock of EZ-CLONE by the extended deadline.

On September 15, 2020, GrowLife, Inc. (the “Company”) received notice that William Blackburn and Brad Mickelsen (“Plaintiffs”), minority shareholders of EZ-CLONE Enterprises, Inc., a majority owned subsidiary of the Company, filed a complaint against the Company and its officers Marco Hegyi and Mark Scott (“Officers”), in the Superior Court of California, County of Sacramento (“Complaint”) for claims related to breach under the Purchase and Sale Agreement dated October 15, 2018 between the Company and Plaintiffs. The Complaint also alleges that the Company and its Officers made certain false representations and other claims to consummate the Transaction and as a result has failed to complete the second closing as required under Purchase and Sale Agreement. The Plaintiffs are seeking rescission of the Purchase and Sale Agreement, unspecified damages in excess of ten thousand dollars, and other equitable relief.

On September 15, 2020, the Company filed a notice of removal with the California Superior Court, County of Sacramento and the United States District Court for the Eastern District of California.  The case was removed to Federal District Court for the Eastern District of California and Plaintiffs filed an Ex Parte Application for TRO and an Order for Preliminary Injunction with the Federal Court.  The TRO was granted on September 16, 2020 and a preliminary injunction hearing was scheduled for September 29, 2020.  After reviewing all pleadings and oral arguments at the hearing, the Court issued a ruling granting Plaintiffs’ request for a preliminary injunction.  Presently the parties are providing legal briefs to the Federal court to determine if rescission should be granted.

As of September 30, 2020, the Company has recorded a liability of $2,131,000 for acquisition payable of which a $1,105,000 is payable in stock and $1,026,000 is payable in cash.

Government Regulation

Currently, there are thirty five states plus the District of Columbia that have laws and/or regulation that recognize in one form or another legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. There are currently fifteen states and the District of Columbia that allow recreational use of cannabis. As of September 30, 2020, the policy and regulations of the Federal government and its agencies is that cannabis has no medical benefit and a range of activities including cultivation and use of cannabis for personal use is prohibited on the basis of federal law and may or may not be permitted on the basis of state law. Active enforcement of the current federal regulatory position on cannabis on a regional or national basis may directly and adversely affect the willingness of customers of GrowLife to invest in or buy products from GrowLife. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect revenues and profits of the GrowLife companies.

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

(dollars in thousands)

	Three Months Ended September 30,
	2020	2019	$ Variance	% Variance
Net revenue	$1,416	$2,299	$(883)	-38.4%
Cost of goods sold	919	1,553	(634)	40.8%
Gross profit	497	746	(249)	-33.4%
General and administrative expenses	1,249	2,366	(1,117)	47.2%
Operating loss	(752)	(1,620)	868	53.6%
Other income (expense):
Change in fair value of derivative	130	(147)	277	188.4%
Interest expense, net	(325)	(183)	(142)	-77.6%
Loss on debt conversions	(144)	(132)	(12)	-9.1%
Total other expense, net	(339)	(462)	123	26.6%
Loss before income taxes	(1,091)	(2,082)	991	47.6%
Income taxes - current benefit	29	-	29	100.0%
Net loss	$(1,062)	$(2,082)	$1,020	49.0%

THREE MONTHS ENDED SEPTEMBER 30, 2020 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2019

Revenue

Net revenue for the three months ended September 30, 2020 decreased by $883,000 to $1,416,000 from $2,299,000 for the three months ended September 30, 2019. Our September 30, 2020 quarter was impacted by the Covid-19 pandemic and low shipments at EZ-CLONE. However, we have a sales order backlog of $1,929,000 into the fourth quarter. The GrowLife distribution revenue for the three months ended September 30, 2020 was $211,000 as compared to $1,156,000 for the three months ended September 30, 2019. The EZ-CLONE revenue for the three months ended September 30, 2020 was $1,205,000 as compared to $1,143,000 for the three months ended September 30, 2019.

The decrease was related primarily to lower revenue from GrowLife distribution products. Our September 30, 2020 quarter was impacted by the Covid-19 pandemic and lower than expected of shipments at EZ-CLONE. However, we have a sales order backlog of $1,929,000 for shipment in the fourth quarter.

Cost of Goods Sold

Cost of sales for the three months ended September 30, 2020 decreased by $634,000 to $919,000 from $1,553,000 for the three months ended September 30, 2019.

Gross profit was $497,000 for the three months ended September 30, 2020 as compared to a gross profit of $746,000 for the three months ended September 30, 2019. The gross profit percentage was 35.1% for the three months ended September 30, 2020 as compared to 32.4% for the three months ended September 30, 2019. The increase in gross profit margin related to favorable product mix related to the acquisition of EZ-CLONE on October 15, 2018. EZ-CLONE reported a gross profit percentage of 38.4% during the three months ended September 30, 2020 as compared to 50.4% for the three months ended September 30, 2019.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2020 were $1,249,000 as compared to $2,366,000 for the three months ended September 30, 2019. The variances were as follows: (i) a decrease in non-cash and restructuring and amortization expenses of $996,000; (iii) a decrease in rent expense of $72,000; (iv) a decrease in sales and marketing expenses of $68,000; (v) decreased insurance of $38,000; offset by (vi) increased other expenses of $57,000. As part of the general and administrative expenses for the three months ended September 30, 2020, we recorded public relation, investor relation or business development expenses of $500. We implemented a cost reduction program during the year ended December 31, 2019.

Non-cash general and administrative expenses for the three months ended September 30, 2020 included non-cash expenses of $214,000 including (i) depreciation of $9,000; (ii) amortization of intangible assets of $168,000; and (iii) stock based compensation of $37,000 related to stock option grants and warrants.

The decrease in non-cash and restructuring and amortization expenses of $996,000 related primarily to the closure of retail stores in Portland, Maine, Encino, California and Calgary, Canada and online sales as of September 30, 2019. Also, we closed the sale of the flooring division located in Grand Prairie, Texas. As of September 30, 2019, we recorded restructuring expense of $306,000 for the sale of the flooring division and $250,000 for the closure of the retail stores and online sales.

Non-cash general and administrative expenses for the three months ended September 30, 2019 included non-cash expenses of $310,000 including (i) depreciation of ($16,000); (ii) amortization of intangible assets of $285,000; and (iii) stock based compensation of $41,000 related to stock option grants and warrants.

Other Expense

Other expense for the three months ended September 30, 2020 was $339,000 as compared to other expense of $462,000 for the three months ended September 30, 2019. The other expense for the three months ended September 30, 2020 included (i) reduction in derivative liability of $130,000; offset by (ii) interest expense of $325,000; and (iii) loss on debt conversions of $144,000. The change in derivative liability is the non-cash change in the fair value and relates to our derivative instruments. The non-cash interest related to accrued interest expense and amortization of issuance costs on our notes payable. The loss on debt conversions related to the conversion of our notes payable at prices below the market price.

The other expense for the three months ended September 30, 2019 included (i) increase in derivative liability of $147,000; (ii) interest expense of $183,000; and (iii) loss on debt conversions of $132,000. The change in derivative liability is the non-cash change in the fair value and relates to our derivative instruments. The non-cash interest related to accrued interest expense on our notes payable. The loss on debt conversions related to the conversion of our notes payable at prices below the market price.

Net Loss

Net loss for the three months ended September 30, 2020 was $1,062,000 as compared to $2,082,000 for the three months ended September 30, 2019 for the reasons discussed above.

Net loss for the three months ended September 30, 2020 included non-cash expenses of $477,000 including (i) depreciation of $9,000; (ii) amortization of intangible assets of $168,000; (iii) stock based compensation of $37,000 related to stock option grants and warrants; (iv) accrued interest and amortization of issuance costs on convertible notes payable of $250,000; and (v) loss on debt conversions of $143,000; offset by (vi) gain from change in derivative liability of $130,000.

Net loss for the three months ended September 30, 2019 included non-cash expenses of $1,286,000 including (i) depreciation of $15,000; (ii) restructuring reserve- retail stores, on line sales and flooring division of $555,000; (iii) amortization of intangible assets of $285,000; (iv) stock based compensation of $41,000 related to stock option grants and warrants; (v) accrued interest on convertible notes payable of $58,000; (vi) loss on debt conversions of $132,000; (vii) noncontrolling interest in EZ-CLONE Enterprises, Inc. of $82,000; and (viii) change in derivative liability of $148,000.

We expect losses to continue as we implement our business plan.

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from period-to-period.

(dollars in thousands)

	Nine Months Ended September 30,
	2020	2019	$ Variance	% Variance
Net revenue	$4,928	$6,744	$(1,816)	-26.9%
Cost of goods sold	3,050	4,551	(1,501)	33.0%
Gross profit	1,878	2,193	(315)	-14.4%
General and administrative expenses	3,741	6,549	(2,808)	42.9%
Operating loss	(1,863)	(4,356)	2,493	57.2%
Other income (expense):
Change in fair value of derivative	(28)	361	(389)	-107.8%
Interest expense, net	(767)	(410)	(357)	-87.1%
Loss on debt conversions	(435)	(1,706)	1,271	74.5%
Gain on extinguishment of debt	39	-	39	100.0%
Total other expense, net	(1,191)	(1,755)	564	32.1%
Loss before income taxes	(3,054)	(6,111)	3,057	50.0%
Income taxes - current benefit	88	-	88	100.0%
Net loss	$(2,966)	$(6,111)	$3,145	51.5%

NINE MONTHS ENDED SEPTEMBER 30, 2020 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2019

Revenue

Net revenue for the nine months ended September 30, 2020 decreased by $1,816,000 to $4,928,000 from $6,744,000 for the nine months ended September 30, 2019. The nine months ended September 30, 2020 was impacted by the Covid-19 pandemic and low shipments at EZ-CLONE. However, we have a sales order backlog of $1,929,000 for shipment in the fourth quarter.  The GrowLife distribution revenue for the nine months ended September 30, 2020 was $1,540,000 as compared to $3,745,000 for the nine months ended September 30, 2019. The EZ-CLONE revenue for the nine months ended September 30, 2020 was $3,388,000 as compared to $2,999,000 for the nine months ended September 30, 2019.

Cost of Goods Sold

Cost of sales for the nine months ended September 30, 2020 decreased by $1,501,000 to $3,050,000 from $4,551,000 for the nine months ended September 30, 2019.

Gross profit was $1,878,000 for the nine months ended September 30, 2020 as compared to a gross profit of $2,193,000 for the nine months ended September 30, 2019. The gross profit percentage was 38.1% for the nine months ended September 30, 2020 as compared to 32.5% for the nine months ended September 30, 2019. The increase in gross profit margin was due to favorable product mix related to the acquisition of EZ-CLONE on October 15, 2018. EZ-CLONE reported a gross profit percentage of 46.8% during the nine months ended September 30, 2020 as compared to 51.1% for the nine months ended September 30, 2019.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2020 were $3,741,000 as compared to $6,549,000 for the nine months ended September 30, 2019. The variances were as follows: (i) a decrease in non-cash, restructuring and amortization expenses of $1,120,000; (ii) a decrease in payroll expenses of $378,000; (iii) a decrease in rent expense of $261,000; (iv) a decrease in sales and marketing expenses of $221,000; (v) decreased insurance of $115,000; (vi) decreased consulting of $122,000; and (vii) decreased other expenses of $593,000. As part of the general and administrative expenses for the nine months ended September 30, 2020, we recorded public relation, investor relation or business development expenses of $1,500. We implemented a cost reduction program during the year ended December 31, 2019.

Non-cash general and administrative expenses for the nine months ended September 30, 2020 included non-cash expenses of $656,000 including (i) depreciation of $28,000; (ii) amortization of intangible assets of $504,000; (iii) stock based compensation of $112,000 related to stock option grants and warrants; and (iv) common stock issued for services of $12,000.

The decrease in non-cash and restructuring and amortization expenses of $1,120,000 related primarily to the closure of retail stores in Portland, Maine, Encino, California and Calgary, Canada and online sales as of September 30, 2019. Also, we closed the sale of the flooring division located in Grand Prairie, Texas. As of September 30, 2019, we recorded restructuring expense of $306,000 for the sale of the flooring division and $250,000 for the closure of the retail stores and online sales.

Non-cash general and administrative expenses for the nine months ended September 30, 2019 included non-cash expenses of $1,220,000 including (i) depreciation of $69,000; (ii) amortization of intangible assets of $856,000; (iii) stock based compensation of $121,000 related to stock option grants and warrants; and (iv) common stock issued for services of $174,000.

Other Expense

Other expense for the nine months ended September 30, 2020 was $1,191,000 as compared to other expense of $1,755,000 for the nine months ended September 30, 2019. The other expense for the nine months ended September 30, 2020 included (i) loss from the increase in derivative liability of $28,000; (ii) interest expense of $767,000; and (iii) loss on debt conversions of $435,000; and (iv) offset by gain on extinguishment of $39,000. The change in derivative liability is the non-cash change in the fair value and relates to our derivative instruments. The non-cash interest related to accrued interest expense on our notes payable. The loss on debt conversions related to the conversion of our notes payable at prices below the market price.

The other expense for the nine months ended September 30, 2019 included (i) reduction in derivative liability of $361,000; offset by (ii) interest expense of $410,000; and (iii) loss on debt conversions of $1,706,000. The change in derivative liability is the non-cash change in the fair value and relates to our derivative instruments. The non-cash interest related to accrued interest expense on our notes payable. The loss on debt conversions related to the conversion of our notes payable at prices below the market price.

Net Loss

Net loss for the nine months ended September 30, 2020 was $2,966,000 as compared to $6,111,000 for the nine months ended September 30, 2019 for the reasons discussed above.

Net loss for the nine months ended September 30, 2020 included non-cash expenses of $1,769,000 including (i) depreciation of $28,000; (ii) amortization of intangible assets of $504,000; (iii) stock based compensation of $112,000 related to stock option grants and warrants; (iv) common stock issued for services of $12,000; (v) accrued interest and amortization of issuance costs on convertible notes payable of $689,000; (vi) change in derivative liability of $28,000; and (vii) loss on debt conversions of $395,000.

Net loss for the nine months ended September 30, 2019 included non-cash expenses of non-cash expenses of $3,395,000 including (i) depreciation of $69,000; (ii) restructuring reserve- retail stores, on line sales and flooring division of $555,000; (v) amortization of intangible assets of $856,000; (vi) stock based compensation of $121,000 related to stock option grants and warrants; (vii) common stock issued for services of $174,000; (viii) accrued interest on convertible notes payable of $185,000; (ix) loss on debt conversions of $1,707,000; and (x) noncontrolling interest in EZ-CLONE Enterprises, Inc. of $89,000; offset by (xi) change in derivative liability of $(361,000).

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

The accompanying financial statements have been prepared assuming that we will continue as a going concern. However, since inception, we have sustained significant operating losses and such losses are expected to continue for the foreseeable future. As of September 30, 2020, we had an accumulated deficit of $151.4 million, cash and cash equivalents of $634.7 thousand and a working capital deficit of $1.74 million excluding derivative liability, convertible debt, right of use liability and deferred revenue). Additionally, we used cash in operating activities of $1,452,000, $2,910,000 and $3,855,000 for the nine months ended September 30, 2020 and the years ended December 31, 2019 and 2018 respectively. We will require additional cash funding to fund operations beyond September 30, 2020. Accordingly, management has concluded that we do not have sufficient funds to support operations within one year after the date the financial statements are issued and, therefore, we concluded there was substantial doubt about the Company’s ability to continue as a going concern.

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

Securities Purchase Agreement and Self-Amortization Promissory Note with EMA Financial LLC, a Delaware limited liability company (“EMA”)

On October 2, 2020, we executed the following agreements with EMA: (i) Securities Purchase Agreement; and (ii) Self-Amortization Promissory Note (“Note”); (collectively the “EMA Agreements”). The Company entered into the EMA Agreements with the intent to acquire working capital to grow the Company’s businesses and complete the EZ-CLONE Enterprises, Inc. acquisition.

The total amount of funding under the EMA Agreements is $183,455. The Notes carry an original issue discount of $21,100, a transaction expense amount of $6,500, and a fee to J. H. Darbie & Co. of $21,150, for total debt of $221,000 (“Debt”). The Note has an amortization schedule of $19,550 on January 2, 2021 and monthly from February 2021 through January 2022. We issued commitment shares of 550,000 shares related to the EMA Agreements. We agreed to reserve 1,486,258 shares of its common stock for issuance if any Debt is converted. The Debt is due on or before January 2, 2022. The Debt carries an interest rate of twelve percent (12%). In the case of default, the debt is convertible into our common stock at the closing price the day before the conversion, subject to adjustment as provided for in the Note.

Securities Purchase Agreement and Self-Amortization Promissory Note with FirstFire Global Opportunities Fund, LLC, a Delaware limited liability company (“FF”)

On October 2, 2020, we executed the following agreements with FF: (i) Securities Purchase Agreement; and (ii) Self-Amortization Promissory Note (“Note”); (collectively the “FF Agreements”). The Company entered into the FF Agreements with the intent to acquire reduce debt.

The total amount of funding under the FF Agreements is $130,000. The Notes carry an original issue discount of $14,952, a transaction expense amount of $4,600, and a fee to J. H. Darbie & Co. of $7,050, for total debt of $156,602 (“Debt”). The Note has an amortization schedule of $13,853 on January 11, 2021 and monthly from February 2021 through January 2022. We issued commitment shares of 450,000 shares related to the FF Agreements. We agreed to reserve 1,486,258 shares of its common stock for issuance if any Debt is converted. The Debt is due on or before January 12, 2022. The Debt carries an interest rate of twelve percent (12%). In the case of default, the debt is convertible into our common stock at the closing price the day before the conversion, subject to adjustment as provided for in the Note.

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2020 was $1,452,000. This amount was primarily related to a (i) net loss of $2,966,000, and (ii) net working capital increase of $360,000; offset by (iii) non-cash expenses of $1,769,000 including (iv) depreciation of $28,000; (v) amortization of intangible assets of $504,000; (vi) stock based compensation of $112,000 related to stock option grants and warrants; (vii) common stock issued for services of $12,000; (viii) accrued interest and amortization of issuance costs on convertible notes payable of $689,000; (ix) change in derivative liability of $28,000; and (x) loss on debt conversions of $395,000.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2020 was $2,046,000. The amount related to proceeds from note payable of $2,213,000, offset by repayment of convertible notes payable of $167,000.

Our contractual cash obligations as of September 30, 2020 are summarized in the table below:

		Less Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	4-5 Years
Operating lease cash payments	$688,569	$214,983	$422,129	$51,457
Convertible notes payable and accrued interest	2,786,632	2,786,632	-	-
Notes payable	1,340,236	941,557	398,679	-
Acquisition of 49% of EZ-CLONE Enterprises, Inc.	1,026,000	1,026,000	-	-
	$5,841,437	$4,969,172	$820,808	$51,457

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

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of September 30, 2020, that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

b) Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2020, there were no changes in our internal controls over financial reporting during this fiscal quarter, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

As of September 30, 2019, we closed retail stores in Portland, Maine, Encino, California and Calgary, Canada. We have recorded restructuring reserves related to the store closures. We cannot determine the outcome of these proceedings.

On October 15, 2018, we closed the Purchase and Sale Agreement with EZ-CLONE Enterprises, Inc., a California corporation (the “Agreement”).  On November 5, 2019, the Company amended the Agreement with one 24.5% shareholder of EZ-CLONE Enterprises, Inc. (“EZ-CLONE”), to extend the date to purchase the remaining 49% of stock of EZ-CLONE in exchange for a 20% extension fee (a total of $171,000 for the 49% or $85,500 for each 24.5% shareholder) of the $855,000 cash payable at the earlier of the closing of $2,000,000 in funding or nine months (July 2020). We did not close the purchase of the remaining 49% of stock of EZ-CLONE by the extended deadline.

On September 15, 2020, we received notice that William Blackburn and Brad Mickelsen, minority shareholders of EZ-CLONE Enterprises, Inc. (“Plaintiffs”), a majority owned subsidiary of the Company, filed a complaint against the Company and its officers Marco Hegyi and Mark Scott (“Officers”), in the Superior Court of California, County of Sacramento (“Complaint”) for claims related to breach under the Purchase and Sale Agreement dated October 15, 2018 between the Company and Plaintiffs. On September 15, 2020, the Company filed a notice of removal with the California Superior Court, County of Sacramento and the United States District Court for the Eastern District of California.  The case was removed to Federal District Court for the Eastern District of California and Plaintiffs filed an Ex Parte Application for TRO and an Order for Preliminary Injunction with the Federal Court.  The TRO was granted on September 16, 2020 and a preliminary injunction hearing was scheduled for September 29, 2020.  After reviewing all pleadings and oral arguments at the hearing, the Court issued a ruling granting Plaintiffs’ request for a preliminary injunction.  Subsequent to September 29, 2020, the parties are providing legal briefs to the Federal court to determine if rescission should be granted. We cannot determine the outcome of these proceedings.

The Complaint also alleges that the Company and its Officers made certain false representations and other claims to consummate the Transaction and as a result has failed to complete the second closing as required under Purchase and Sale Agreement. The Plaintiffs are seeking rescission of the Purchase and Sale Agreement, unspecified damages in excess of ten thousand dollars, and other equitable relief.

As of September 30, 2020, we recorded a liability of $2,131,000 for acquisition payable of which a $1,105,000 is payable in stock and $1,026,000 is payable in cash.

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

If any of our employees, consultant, customers, or visitors were to become infected we could be forced to close our operations temporarily as a preventative measure to prevent the risk of spread which could also negatively impact our ability to receive funding from our existing capital sources as each business is and has been affected uniquely

In addition, our headquarters are located in Seattle, Washington and EZ-Clone is located in Sacramento, California, each of which have experienced restrictions on individuals and business shutdowns as the result of COVID-19. It is unclear at this time how these restrictions will be continued and/or amended as the pandemic evolves. We are hopeful that COVID-19 closures will have only a limited effect on our operations and revenues.

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

Risks Related to Our Business

Risks Associated with EZ-CLONE Enterprises, Inc.

On October 15, 2018, we closed the Purchase and Sale Agreement with EZ-CLONE Enterprises, Inc., a California corporation (the “Agreement”).  On November 5, 2019, the Company amended the Agreement with one 24.5% shareholder of EZ-CLONE Enterprises, Inc. (“EZ-CLONE”), to extend the date to purchase the remaining 49% of stock of EZ-CLONE in exchange for a 20% extension fee (a total of $171,000 for the 49% or $85,500 for each 24.5% shareholder) of the $855,000 cash payable at the earlier of the closing of $2,000,000 in funding or nine months (July 2020). We did not close the purchase of the remaining 49% of stock of EZ-CLONE by the extended deadline.

On September 15, 2020, we received notice that William Blackburn and Brad Mickelsen (“Plaintiffs”), minority shareholders of EZ-CLONE Enterprises, Inc., a majority owned subsidiary of the Company, filed a complaint against the Company and its officers Marco Hegyi and Mark Scott (“Officers”), in the Superior Court of California, County of Sacramento (“Complaint”) for claims related to breach under the Purchase and Sale Agreement dated October 15, 2018 between the Company and Plaintiffs. The Complaint also alleges that the Company and its Officers made certain false representations and other claims to consummate the Transaction and as a result has failed to complete the second closing as required under Purchase and Sale Agreement. The Plaintiffs are seeking rescission of the Purchase and Sale Agreement, unspecified damages in excess of ten thousand dollars, and other equitable relief.

On September 15, 2020, the Company filed a notice of removal with the California Superior Court, County of Sacramento and the United States District Court for the Eastern District of California.  The case was removed to Federal District Court for the Eastern District of California and Plaintiffs filed an Ex Parte Application for TRO and an Order for Preliminary Injunction with the Federal Court.  The TRO was granted on September 16, 2020 and a preliminary injunction hearing was scheduled for September 29, 2020.  After reviewing all pleadings and oral arguments at the hearing, the Court issued a ruling granting Plaintiffs’ request for a preliminary injunction.

Presently the parties are providing legal briefs to the Federal court to determine if rescission should be granted. If we are unsuccessful and the court grants Plaintiffs’ request for rescission the resulting actions are speculative at this time but could include the return of the consideration exchanged as part of the acquisition subject to certain adjustments as the result of several variables which the court will consider. If the court denies Plaintiffs request for rescission the litigation will continue regarding the breach of contract claims and contractual remedies for breach and the Court may or may not dissolve the preliminary injunction as a result.

A decision to grant rescission could materially harm our business as EZ-Clone represents a significant portion of our operations.

As of September 30, 2020, we recorded a liability of $2,131,000 for acquisition payable of which a $1,105,000 is payable in stock and $1,026,000 is payable in cash.

Our acquisition of EZ-CLONE thus far has been positive for our overall results of operations. Additionally, we have spent a significant amount of time and effort modifying our business plans and focuses toward the clone industry. If we fail to close on the remaining 49% of EZ-CLONE or settle the above legal action, we may experience direct consequences including, but not limited to, claims for breach of contract for failure to close on a contractual obligation, possible rescission of the EZ-CLONE acquisition, damages, and other equitable relief.

Risks Associated with Securities Purchase Agreements with Chicago Venture Partners, L.P. (“Chicago Venture”), Iliad Research and Trading, L.P. (“Iliad”) and Odyssey Research and Trading, LLC, (“Odyssey”) and Silverback Capital Corporation.

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

On September 1, 2020, Iliad sold a Note for $500,000 to Silverback Capital Corporation.

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

We have been involved in certain disputes and legal proceedings as discussed in the section title “Legal Proceedings”. Defending such litigation may be lengthy and costly, strain our resources and divert management’s attention from their core responsibilities, which would have a negative impact on our business. In addition, as a public company, we are also potentially susceptible to litigation, such as claims asserting violations of securities laws. Any such claims, with or without merit, if not resolved, could be time-consuming and result in costly litigation. There can be no assurance that an adverse result in any future proceeding would not have a potentially material adverse on our business, results of operations or financial condition.

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

As of November 4, 2020, thirty five states and the District of Columbia allow its citizens to use medical cannabis.  Additionally, fifteen states and the District of Columbia have legalized cannabis for adult use.  The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration previously effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana.  The Trump administration position is unknown. However, there is no guarantee that the Trump administration will not change current policy regarding the low-priority enforcement of federal laws.  Additionally, any new administration that follows could change this policy and decide to enforce the federal laws strongly.  Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us and its shareholders.

Further, while we do not harvest, distribute or sell marijuana, by supplying products to growers of marijuana, we could be deemed to be participating in marijuana cultivation, which remains illegal under federal law, and exposes us to potential criminal liability, with the additional risk that our business could be subject to civil forfeiture proceedings.

●
Arizona, Montana, South Dakota, New Jersey passed adult use legislation
●
Mississippi passed medicinal use legislation set to go into effect in 2021.
●
The total count is 35 + DC for Medicinal. 15 + DC for adult use.
●
Additionally, Georgia, Virginia, Kentucky, Iowa, Texas, and Indiana allow very low level THC based oil for medicinal purposes, but are generally not included in the count. Language is updated above.

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

Currently, there are thirty seven states plus the District of Columbia that have laws and/or regulation that recognize in one form or another legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Many other states are considering legislation to similar effect. As of the date of this writing, the policy and regulations of the Federal government and its agencies is that cannabis has no medical benefit and a range of activities including cultivation and use of cannabis for personal use is prohibited on the basis of federal law and may or may not be permitted on the basis of state law. Active enforcement of the current federal regulatory position on cannabis on a regional or national basis may directly and adversely affect the willingness of customers of GrowLife to invest in or buy products from GrowLife that may be used in connection with cannabis. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect revenues and profits of the GrowLife companies.

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

We have experienced net losses since inception. As of September 30, 2020, we had an accumulated deficit of $151.4 million. There can be no assurance that we will achieve or maintain profitability.

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

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of September 30, 2020, there are also (i) stock option grants outstanding for the purchase of 506,667 common shares at a $1.496 average exercise price; and (ii) warrants for the purchase of 2,418,680 shares of common shares at a $3.465 average exercise price. In addition, we have an unknown number of common shares to be issued under the Crossover, 12% convertible promissory note financing and Labrys agreements in the case of default. In addition, we have an unknown number of common shares to be issued under the Chicago Venture, Iliad and St. George financing agreements because the number of shares ultimately issued to Chicago Venture depends on the price at which Chicago Venture converts its debt to shares and exercises its warrants. The lower the conversion or exercise prices, the more shares that will be issued to Chicago Venture upon the conversion of debt to shares. We will not know the exact number of shares of stock issued to Chicago Venture until the debt is actually converted to equity.

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

Our Convertible Notes Payable may require an adjustment in the current conversion price of $0.102 per share if we issue common stock, warrants or equity below the price that is reflected in the convertible notes payable. Our warrant with St. George may require an adjustment in the exercise price. The conversion price of the convertible notes and warrants will have an impact on the market price of our common stock. Specifically, if under the terms of the convertible notes the conversion price goes down, then the market price, and ultimately the trading price, of our common stock will go down. If under the terms of the convertible notes the conversion price goes up, then the market price, and ultimately the trading price, of our common stock will likely go up. In other words, as the conversion price goes down, so does the market price of our stock. As the conversion price goes up, so presumably does the market price of our stock. The more the conversion price goes down, the more shares are issued upon conversion of the debt which ultimately means the more stock that might flood into the market, potentially causing a further depression of our stock.

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

During the three months ended September 30, 2020, we had the following sales of unregistered sales of equity securities:

Debt and accrued interest of $465,580 was converted into 3,930,072 shares of our common stock at a per share conversion price of $0.118.

On August 31, 2020, we issued commitment shares of 1,662,000 shares related to the Labrys Agreements at $0.21 or $349,020.

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

10.19
Compilation of Labrys Securities Purchase Agreement, Self-Amortization Promissory Note and Other Agreements. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on October 15, 2020, and hereby incorporated by reference

10.20
Compilation of EMA Securities Purchase Agreement, Self-Amortization Promissory Note and Other Agreements. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on October 15, 2020, and hereby incorporated by reference

10.21
Compilation of FF Securities Purchase Agreement, Self-Amortization Promissory Note and Other Agreements. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on October 15, 2020, and hereby incorporated by reference

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

GROWLIFE, INC.
(Registrant)

Date: November 13, 2020	By:	/s/ Marco Hegyi
Marco Hegyi
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 13, 2020	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer
(Principal Financial and Accounting Officer)