Form 10-K
period 2020-12-31
GROWLIFE, INC.
filed 2021-04-15
CIK 1161582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2020 (the last business day of our most recently completed second fiscal quarter), based upon the last reported trade on that date, the aggregate market value of the voting and non-voting common equity held by non-affiliates (for this purpose, all outstanding and issued common stock $6,459,194.

As of April 15, 2021, there were 69,682,239 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

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

GrowLife persevered through the impact of the COVID-19 pandemic in 2020 as the Cannabis industry was classified an essential business by 36 States where it is medicinally legal and 16 States where it is completely legal. Our GrowLife team worked remotely where it could reach out to customers and channels to facilitate sales. Overall market studies reported 35% industry growth in 2020 in spite of COVID-19. However, our revenue declined 15%; the first declining year since 2016. Our revenue reduction of approximately $1.2 million was the result of a $2.9 million reduction in our hydroponics segments partially offset by a $1.7 million increase at EZ-CLONE Enterprises. Like the prior year’s 78% revenue growth, we had expected another revenue growth year in 2020, despite winding down our hydroponics segment. Unfortunately, we experienced continuing supply chain problems with our manufacturing subsidiary wherein they could not keep up with the GrowLife sales orders, resulting in limitation of our fourth quarter EZ-CLONE revenue to $2 million as a result of the backlog. On the positive side, annual gross margins rose from 31.0% to 42.5% year over year and general and administrative expenses were significantly reduced from $7 million to $4.9 million. These aggregated expenses were in spite of our expansion plans and spending into the clone market, which our cloning manufacturer was part of, and we had announced in 2019.

Also previously reported, we did not close the purchase of the remaining 49% of stock of EZ-CLONE that was due on July 15, 2020 and the founders of EZ-CLONE entered into litigation against the Company. Each of our 2020 10-Q filings revealed increasing quarter over quarter backlogs of EZ-CLONE product delivery in response to sales pointing to the manufacturer’s inability to keep up with GrowLife’s increasing sales and customer demand. In the first quarter it was $400,000 of sales backlog that was deferred into the second quarter;in the second quarter we could not recognize $1 million of GrowLife sales because EZ-CLONE supply chain and backlog issues; and finally in the third quarter, only $1.4 million of revenue was recognized and another $2 million of GrowLife sales was backlogged into the 4th quarter because of supply chain and shipment problems. Based on the backlogged orders, we estimate we were unable to recognize the approximately $2 million in revenue.

As we pointed out in the third quarter 10-Q, we recognized the saturation issue in the Hemp CBD market and postponed our entry into the clone/starter business until 2021 which has not subsided. However, as we look at the Cannabis industry, we can make three observations from early 2021: First, the MORE Act passed the U.S. House of Representatives on December 4, 2020, a landmark step toward the federal legalization of Cannabis that can permit interstate commerce and true US companies to touch the plant and trade on the stock exchange; Second, Senate Majority Leader Schumer announced in early April that he will move the legalization bill forward in the US Senate and seek support with the White House to obtain federal legalization; Finally, GrowLife retains its 51% assets in EZ-CLONE, investors are aligned and financially support GrowLife to settle with EZ-CLONE as well as expand in new markets, and our management depth remains in place to grow as opportunities are identified.

Therefore, we see a growing market, intend to service our customers and will continue to seek opportunities in the legal Cannabis industry. We believe this is a great opportunity for our customers, shareholders and one where GrowLife is uniquely positioned to capitalize on. The Company’s goal is to become the nation’s largest cultivation facility service provider focused on propagation systems serving more cultivators with products of high quality, exceptional value and competitive price.

FINANCIAL PERFORMANCE

Net revenue for the year ended December 31, 2020 decreased by $1,217,000 to $7,001,000 from $8,218,000 for the year ended December 31, 2019. The decrease resulted from our decision to wind down the hydroponics segment in 2020. The elimination of the hydroponics sales personnel and the impact of the pandemic on the hydroponics segment during the year ended December 31, 2020, resulted in hydroponics revenue declining to $1,568,000 in 2020 as compared to $4,487,000 for the year ended December 31, 2019. The EZ-CLONE revenue from its line of products for the year ended December 31, 2020 was $5,433,00 as compared to $3,731,000 for the year ended December 31, 2019.

Employees

As of December 31, 2020, we had 10 full-time and part-time employees. Marco Hegyi, our Chief Executive Officer, is based in Kirkland, Washington. Mark E. Scott, our former Chief Financial Officer, was based primarily in Seattle, Washington. He resigned effective December 31, 2020. Michael E. Fasci was appointed Chief financial Officer on January 1, 2021. We have approximately 9 of our full and part time employees located throughout the United States who operate our businesses. In addition, we employ 13 full-time and part-time employees at EZ-CLONE in Sacramento, CA. None of our employees are subject to a collective bargaining agreement or represented by a trade or labor union.

Key Partners

Our key customers have become the cultivation buyers of cloning systems though out various states and these products are sold through direct, retailers and distributors.  Therefore, our key suppliers include distributors and manufacturers including EZ-CLONE. All the products purchased and resold are applicable to indoor growing for organics, greens, and plant-based medicines.

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

Intellectual Property and Proprietary Rights

Our intellectual property consists of brands and their related trademarks and websites, customer lists and affiliations, product know-how and technology, and marketing intangibles. Our other intellectual property is primarily in the form of trademarks and domain names. We also hold rights to several website addresses related to our business including websites that are actively used in our day-to-day business such as www.shopgrowlife.com and www.growlifeinc.com. We have a policy of entering into confidentiality and non-disclosure agreements with our employees, some of our vendors and customers as necessary.

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

On September 15, 2020, we received notice that William Blackburn and Brad Mickelsen (“Plaintiffs”), minority shareholders of EZ-CLONE Enterprises, Inc., a majority owned subsidiary of the Company, filed a complaint against the Company and its officers Marco Hegyi and Mark Scott (“Officers”), in the Superior Court of California, County of Sacramento (“Complaint”) for claims related to breach under the Purchase and Sale Agreement dated October 15, 2018 between the Company and Plaintiffs. The Complaint also alleges that the Company and its Officers made certain false representations and other claims to consummate the Transaction and as a result has failed to complete the second closing as required under Purchase and Sale Agreement. As of December 4, 2020, the Company’s officers were dismissed from the case. The Plaintiffs are seeking rescission of the Purchase and Sale Agreement, unspecified damages in excess of ten thousand dollars, and other equitable relief.

On September 15, 2020, we filed a notice of removal with the California Superior Court, County of Sacramento and the United States District Court for the Eastern District of California.  The case was removed to Federal District Court for the Eastern District of California and Plaintiffs filed an Ex Parte Application for TRO and an Order for Preliminary Injunction with the Federal Court.  The TRO was granted on September 16, 2020 and a preliminary injunction hearing was scheduled for September 29, 2020.  After reviewing all pleadings and oral arguments at the hearing, the Court issued a ruling granting Plaintiffs’ request for a preliminary injunction.  Presently the parties are providing legal briefs to the Federal court to determine if rescission should be granted.

As of December 31, 2020, we have recorded a liability of $2,131,000 for acquisition payable of which a $1,105,000 is payable in stock and $1,026,000 is payable in cash.

Government Regulation

Currently, there are thirty six states plus the District of Columbia that have laws and/or regulation that recognize in one form or another legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. There are currently sixteen states and the District of Columbia that allow recreational use of cannabis. As of December 31, 2020, the policy and regulations of the Federal government and its agencies is that cannabis has no medical benefit and a range of activities including cultivation and use of cannabis for personal use is prohibited on the basis of federal law and may or may not be permitted on the basis of state law. Active enforcement of the current federal regulatory position on cannabis on a regional or national basis may directly and adversely affect the willingness of customers of GrowLife to invest in or buy products from GrowLife. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect revenues and profits of the GrowLife companies.

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

PRIMARY RISKS AND UNCERTAINTIES

We are exposed to various risks related to legal proceedings, our need for additional financing, the sale of significant numbers of our shares, the potential adjustment in the exercise price of our convertible debentures, including warrants, and a volatile market price for our common stock. These risks and uncertainties are discussed in more detail below in Part II, Item 1A.

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

In 2020 we made the decision to no longer invest in our hydroponics business and during the last two quarters of 2020 we had limited revenue and we expect no revenue in 2021. The decision to exit the hydroponics business did not result in any significant expenses or write off of assets.

As of September 30, 2019, we closed retail stores in Portland, Maine, Encino, California and Calgary, Canada. We have recorded restructuring reserves related to the store closures. We cannot determine the outcome of these proceedings but we continue to work through resolving any lease related obligation and we do not believe it will have a material impact on our future operations.

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

The Complaint also alleges that the Company and its Officers made certain false representations and other claims to consummate the Transaction and as a result has failed to complete the second closing as required under Purchase and Sale Agreement. As of December 4, 2020, the Company’s officers were dismissed from the case. The Plaintiffs are seeking rescission of the Purchase and Sale Agreement, unspecified damages in excess of ten thousand dollars, and other equitable relief.

As of December 31, 2020, we recorded a liability of $2,131,000 for acquisition payable of which a $1,105,000 is payable in stock and $1,026,000 is payable in cash.

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

Presently, the impact of COVID-19 has not shown any imminent adverse effects on our business. This notwithstanding, it is still unknown and difficult to predict what adverse effects, if any, COVID-19 can have on our business, or against the various aspects of same, or how COVID-19 will continue to effect the world as the virus case numbers rise and fall and further as vaccination plans and rules develop.

COVID-19 coronavirus was declared a pandemic by the World Health Organization, and on March 13, 2020 was declared a National Emergency by the United States Government and has resulted in several states being designated disaster zones. On February 24, 2021, President Biden issued a letter on the continuation of the National Emergency. COVID-19 coronavirus caused significant volatility in global markets. The spread of COVID-19 coronavirus has caused public health officials to recommend precautions to mitigate the spread of the virus, especially as to travel and congregating in large numbers. In addition, certain states and municipalities have implemented quarantining and “shelter-in-place” regulations which severely limited the ability of people to move and travel and require non-essential businesses and organizations to close. While some states have lifted their “shelter-in-place” restrictions and travel bans, there is no certainty that an outbreak will not occur and additional restrictions may be imposed again in response.

It is unclear how such restrictions, which will contribute to a general slowdown in the global economy, will affect our business, results of operations, financial condition and our future strategic plans.

Further shelter-in-place and essential-only travel regulations could negatively impact our customers. In addition, while our products are manufactured in the United States, we still could experience significant supply chain disruptions due to interruptions in operations at any or all of our suppliers’ facilities or downline suppliers. If we experience significant delays in receiving our products we will experience delays in fulfilling orders and ultimately receiving payment, which could result in loss of sales and a loss of customers, and adversely impact our financial condition and results of operations. The current status of COVID-19 coronavirus closures and restrictions could also negatively impact our ability to receive funding from our existing capital sources as each business is and has been affected uniquely.

If any of our employees, consultant, customers, or visitors were to become infected we could be forced to close our operations temporarily as a preventative measure to prevent the risk of spread which could also negatively impact our ability to receive funding from our existing capital sources as each business is and has been affected uniquely

In addition, our headquarters are located in Seattle, Washington and EZ-Clone is located in Sacramento, California, each of which have experienced restrictions on individuals and business shutdowns as the result of COVID-19. It is unclear at this time how these restrictions will be continued and/or amended as the pandemic evolves. We are hopeful that COVID-19 closures will have only a limited effect on our operations and revenues. We believe that with the introduction in early 2021 of the COVID-19 vaccinations that business restrictions will start to ease.

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

The parties have provided legal briefs to the Federal court to determine if rescission should be granted. On January 22, 2021, the Company filed a motion to amend the preliminary injunction and the motion was taken under submission on February 25, 2021; the Company is waiting on the judge's decision regarding that motion.  If we are unsuccessful and the court grants Plaintiffs’ request for rescission the resulting actions are speculative at this time but could include the return of the consideration exchanged as part of the acquisition subject to certain adjustments as the result of several variables which the court will consider. If the court denies Plaintiffs request for rescission the litigation will continue regarding the breach of contract claims and contractual remedies for breach and the Court may or may not dissolve the preliminary injunction as a result.

A decision to grant rescission could materially harm our business as EZ-Clone represents a significant portion of our operations and our only current revenue stream for product sales.

As of December 31, 2020, we have a liability to the two EZ-Clone founders of $2,131,000 for acquisition payable of which a $1,105,000 is payable in stock and $1,026,000 is payable in cash.

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

The Securities Purchase Agreements with Chicago Venture, Iliad and Odyssey will terminate if we file protection from our creditors, a Registration Statement on Form S-1 is not effective, and our market capitalization or the trading volume of our common stock does not reach certain levels. If terminated, we will be unable to draw down all or substantially all of Notes. These agreements have provided the Company substantial sources of capital in the past.

Our ability to require Chicago Venture, Iliad, Odyssey and all affiliated entities, to fund the Notes is at mutual discretion, subject to certain limitations. Chicago Venture, Iliad and Odyssey are obligated to fund if each of the following conditions are met; (i) the average and median daily dollar volumes of our common stock for the twenty (20) and sixty (60) trading days immediately preceding the funding date are greater than $100,000; (ii) our market capitalization on the funding date is greater than $17,000,000; (iii) we are not in default with respect to share delivery obligations under the note as of the funding date; and (iv) we are current in our reporting obligations.

On September 1, 2020, Iliad sold $500,000 of their 8/7/18 note with GrowLife to Silverback Capital Corporation. On October 13, 2020, Iliad sold $243,854 of their 10/15/18 note with GrowLife to Silverback Capital Corporation. On November 18, 2020, Iliad sold $250,000 of their 8/7/18 note with GrowLife to Silverback Capital Corporation. Silverback is stepping into the same terms and conditions.

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

As of April 15, 2021, thirty six states and the District of Columbia allow its citizens to use medical cannabis.  Additionally, sixteen states and the District of Columbia have legalized cannabis for adult use.  The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration previously effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana.  The Biden Administration position is unknown. However, there is no guarantee that the Biden Administration will not change current policy regarding the low-priority enforcement of federal laws.  Additionally, any new administration that follows could change this policy and decide to enforce the federal laws strongly.  Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us and our shareholders.

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
●
The total count is 36 + DC for Medicinal. 16 + DC for adult use.
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

Raising additional capital to implement our business plan and pay our debts will cause dilution to our existing stockholders. Our inability to raise additional capital may require us to restructure our operations and divest all or a portion of our business.

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

As of April 15, 2021, thirty six states and the District of Columbia allow its citizens to use medical cannabis.  Additionally, sixteen states and the District of Columbia have legalized cannabis for adult use.   Many other states are considering legislation to similar effect. As of the date of this writing, the policy and regulations of the Federal government and its agencies is that cannabis has no medical benefit and a range of activities including cultivation and use of cannabis for personal use is prohibited on the basis of federal law and may or may not be permitted on the basis of state law. Active enforcement of the current federal regulatory position on cannabis on a regional or national basis may directly and adversely affect the willingness of customers of GrowLife to invest in or buy products from GrowLife that may be used in connection with cannabis. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect revenues and profits of the GrowLife companies.

Our history of net losses has raised substantial doubt regarding our ability to continue as a going concern. If we do not continue as a going concern, investors could lose their entire investment.

Our history of net losses has raised substantial doubt about our ability to continue as a going concern, and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the years ended December 31, 2020 and 2019 with respect to this uncertainty. Accordingly, our ability to continue as a going concern will require us to seek alternative financing to fund our operations. This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. Future audit reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern.

We have a history of operating losses and there can be no assurance that we can again achieve or maintain profitability.

We have experienced net losses since inception. As of December 31, 2020, we had an accumulated deficit of $154.8 million. There can be no assurance that we will achieve or maintain profitability.

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

We have no insurance.

We currently have no directors’ and officers’ liability insurance and limited commercial liability insurance policies. Any significant claims would have a material adverse effect on our business, financial condition and results of operations.

Risks Related to our Common Stock

Chicago Venture, Iliad, Odyssey, St. George, and Bucktown could have significant influence over matters submitted to stockholders for approval.

As a result of funding from Chicago Venture, Iliad, Odyssey, St. George, and Bucktown as previously detailed, they exercise significant control over us.

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

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of December 31, 2020, there are also (i) stock option grants outstanding for the purchase of 506,667 common shares at a $1.496 average exercise price; and (ii) warrants for the purchase of 3,451,737 shares of common shares at a $2.464 average exercise price. In addition, we have an unknown number of common shares to be issued under the Crossover, 12% convertible promissory note financing and Labrys agreements in the case of default. In addition, we have an unknown number of common shares to be issued under the Chicago Venture, Iliad and St. George financing agreements and warrants because the number of shares ultimately issued to Chicago Venture depends on the price at which Chicago Venture converts its debt to shares and exercises its warrants. These debt and warrant agreements include price protection features for the holders and can result in significant dilution to the Company. The lower the conversion or exercise prices, the more shares that will be issued to Chicago Venture upon the conversion of debt to shares. We will not know the exact number of shares of stock issued to Chicago Venture until the debt is actually converted to equity. On April 5, 2021, we entered into a Warrant Settlement Agreement dated March 31, 2021 with St. George to resolve a matter related to a prior financing transaction whereby we agreed to issue 11,750,000 shares of our common stock to cancel a warrant related to a February 9, 2018 subscription agreement. On April 5, 2021, we entered into a Warrant Settlement Agreement dated March 31, 2021, with Iliad to resolve a matter related to a prior financing transaction whereby we agreed to issue 2,500,000 shares of our common stock to cancel a warrant related to a October 15, 2018 securities Purchase agreement. We recorded a loss on debt settlement of $2,422,500 as of December 31, 2020.

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

Our Convertible Notes Payable may require an adjustment in the current conversion price of $0.070 per share as calculated pursuant to terms of the notes if we issue common stock, warrants or equity below the price that is reflected in the convertible notes payable. Our warrant with St. George may require an adjustment in the exercise price. As discussed above, On April 5, 2021, we entered into a joint warrant settlement agreement with St. George and Iliad dated March 31, 2021 to resolve a dispute regarding prior financings and agreed to issue 14.25 million shares of stock valued at approximately $2.4 million dollars. The conversion price of the convertible notes and warrants will have an impact on the market price of our common stock. Specifically, if under the terms of the convertible notes the conversion price goes down, then the market price, and ultimately the trading price, of our common stock will go down. If under the terms of the convertible notes the conversion price goes up, then the market price, and ultimately the trading price, of our common stock will likely go up. In other words, as the conversion price goes down, so does the market price of our stock. As the conversion price goes up, so presumably does the market price of our stock. The more the conversion price goes down, the more shares are issued upon conversion of the debt which ultimately means the more stock that might flood into the market, potentially causing a further depression of our stock.

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

On May 31, 2020, the Company rented space at 5400 Carillon Point, Kirkland, Washington 98033 for $623 per month for the Company’s corporate office and use of space in the Regus network, including California. The Company’s agreement expires May 31, 2021 and was extended to May 31, 2022.

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

As of September 30, 2019, we closed retail stores in Portland, Maine, Encino, California and Calgary, Canada. We have recorded restructuring reserves related to the store closures. We cannot determine the outcome of these proceedings but we do not believe they will have a material impact on our future operations.

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

The Complaint also alleges that the Company and its Officers made certain false representations and other claims to consummate the Transaction and as a result has failed to complete the second closing as required under Purchase and Sale Agreement. As of December 4, 2020, our officers were dismissed from the case. The Plaintiffs are seeking rescission of the Purchase and Sale Agreement, unspecified damages in excess of ten thousand dollars, and other equitable relief.

As of December 31, 2020, we recorded a liability of $2,131,000 for acquisition payable of which a $1,105,000 is payable in stock and $1,026,000 is payable in cash.

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

Capital Stock Issued and Outstanding

As of December 31, 2020, we have issued and outstanding securities on a fully diluted basis, consisting of:

●
51,843,221 shares of common stock;
●
Stock option grants for the purchase of 506,667 shares of common stock at average exercise price of $1.496 per share; ● Warrants to purchase an aggregate of 3,451,737 shares of common stock with expiration dates between November 2021 and October 2028 at an average exercise price of $2.464 per share; and
●
An unknown number of common shares to be issued under the Chicago Venture, Iliad and St. George financing and warrant agreements. In addition, we have an unknown number of common shares to be issued under the Chicago Venture, Iliad and St. George financing agreements and warrants because the number of shares ultimately issued to Chicago Venture depends on the price at which Chicago Venture converts its debt to shares and exercises its warrants. The lower the conversion or exercise prices, the more shares that will be issued to Chicago Venture upon the conversion of debt to shares. We will not know the exact number of shares of stock issued to Chicago Venture until the debt is actually converted to equity. On April 5, 2021, we entered into a Warrant Settlement Agreement dated March 31, 2021, with St. George to resolve a matter related to a prior financing transaction whereby we agreed to issue 11,750,000 shares of our common stock to cancel a warrant related to a February 9, 2018 subscription agreement. On April 5, 2021, we entered into a Warrant Settlement Agreement dated March 31, 2021, with Iliad to resolve a matter related to a prior financing transaction whereby we agreed to issue 2,500,000 shares of our common stock to cancel a warrant related to a October 15, 2018 securities Purchase agreement.

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

Warrants to Purchase Common Stock

As of December 31, 2020, we had warrants to purchase an aggregate of 3,451,737 shares of common stock with expiration dates between November 2021 and October 2028 at an average exercise price of $2.464 per share, subject to adjustment. In addition, we have an unknown number of common shares to be issued under the Chicago Venture, Iliad and St. George financing agreements and warrants because the number of shares ultimately issued to Chicago Venture depends on the price at which Chicago Venture converts its debt to shares and exercises its warrants. The lower the conversion or exercise prices, the more shares that will be issued to Chicago Venture upon the conversion of debt to shares. We will not know the exact number of shares of stock issued to Chicago Venture until the debt is actually converted to equity. On April 5, 2021, we entered into a Warrant Settlement Agreement dated March 31, 2021 with St. George whereby we agreed to issue 11,750,000 shares of our common stock to cancel a warrant related to a February 9, 2018 subscription agreement. On April 5, 2021, we entered into a Warrant Settlement Agreement dated March 31, 2021 with Iliad whereby we agreed to issue 2,500,000 shares of our common stock to cancel a warrant related to a October 15, 2018 securities Purchase agreement.

Options to Purchase Common Stock

We have 1,333,333 shares available for issuance under the First Amended and Restated 2017 Stock Incentive Plan. We have outstanding unexercised stock option grants totaling 506,667 shares at an average exercise price of $1.496 per share as of December 31, 2020. The Company filed registration statements on Form S-8 to register 1,333,333 shares of our common stock related to the 2017 Stock Incentive Plan and First Amended and Restated 2017 Stock Incentive Plan.

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

Period Ended	High	Low
Year Ending December 31, 2021
Through April 13, 2021	$0.179	$0.155
March 31, 2021	$0.570	$0.106

Year Ending December 31, 2020
December 31, 2020	$0.490	$0.140
September 30, 2020	$0.269	$0.107
June 30, 2020	$0.280	$0.152
March 31, 2020	$0.490	$0.150

Year Ending December 31, 2019
December 31, 2019	$1.229	$0.315
September 30, 2019	$1.110	$0.495
June 30, 2019	$1.260	$0.825
March 31, 2019	$1.710	$1.050

As of April 13, 2021, the closing price of our common stock was $0.158 per share. As of April 13, 2021, there were 67,182,239 shares of common stock issued and outstanding. We have 145 stockholders of record. This number does not include over 101,000 beneficial owners whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Transfer Agent

The transfer agent for our common stock is Direct Transfer, LLC, One Glenwood Avenue, Suite 1001, Raleigh, NC, 27603. Their telephone number is 919.744.2722.

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

During the three months ended December 31, 2020, we had the following sales of unregistered sales of equity securities.

Lenders converted principal and accrued interest of $851,299 into 11,047,231 shares of our common stock at a per share conversion price of $0.077.

Lenders were issued commitment shares of 1,890,000 related to financing agreements.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2020 related to the equity compensation plan in effect at that time.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plan
approved by shareholders	506,667	$1.496	745,441
Equity compensation plans
not approved by shareholders
Total	506,667	$1.496	745,441

ITEM 6.    SELECTED FINANCIAL DATA

In the following table, we provide you with our selected consolidated historical financial and other data. We have prepared the consolidated selected financial information using our consolidated financial statements for the years ended December 31, 2020 and 2019. When you read this selected consolidated historical financial and other data, it is important that you read along with it the historical financial statements and related notes in our consolidated financial statements included in this report, as well as Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended December 31,
	2020	2019	2018	2017	2016

STATEMENT OF OPERATIONS DATA:
Net revenue	$7,001	$8,218	$4,573	$2,452	$1,231
Cost of goods sold	4,021	5,669	4,105	2,181	1,276
Gross profit	2,980	2,549	468	271	(45)
General and administrative expenses	4,870	7,566	5,017	2,320	2,764
Operating (loss)	(1,890)	(5,017)	(4,549)	(2,049)	(2,809)
Other expense	(4,258)	(2,475)	(6,924)	(3,272)	(4,886)
Net loss before taxes	$(6,148)	$(7,492)	$(11,473)	$(5,321)	$(7,695)
Net loss	$(6,380)	$(7,374)	$(11,473)	$(5,321)	$(7,695)
Net loss per share	$(0.18)	$(0.29)	$(0.58)	$(0.39)	$(0.96)
Weighted average number of shares	35,286,804	25,145,036	19,858,753	13,630,143	7,983,773

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GrowLife persevered through the impact of the COVID-19 pandemic in 2020 as the Cannabis industry was classified an essential business by 36 States where it is medicinally legal and 16 States where it is completely legal. Our GrowLife team worked remotely where it could reach out to customers and channels to facilitate sales. Overall market studies reported 35% industry growth in 2020 in spite of COVID-19. However, our revenue declined 15%; the first declining year since 2016. Our revenue reduction of approximately $1.2 million was the result of a $2.9 million reduction in our hydroponics segments partially offset by a $1.7 million increase at EZ-CLONE Enterprises. Like the prior year’s 78% revenue growth, we had expected another revenue growth year in 2020, despite winding down our hydroponics segment. Unfortunately, we experienced continuing supply chain problems with our manufacturing subsidiary wherein they could not keep up with the GrowLife sales orders, resulting in limitation of our fourth quarter EZ-CLONE revenue to $2 million as a result of the backlog. On the positive side, annual gross margins rose from 31.0% to 42.5% year over year and general and administrative expenses were significantly reduced from $7 million to $4.9 million. These aggregated expenses were in spite of our expansion plans and spending into the clone market, which our cloning manufacturer was part of, and we had announced in 2019.

Also previously reported, we did not close the purchase of the remaining 49% of stock of EZ-CLONE that was due on July 15, 2020 and the founders of EZ-CLONE entered into litigation against the Company. Each of our 2020 10-Q filings revealed increasing quarter over quarter backlogs of EZ-CLONE product delivery in response to sales pointing to the manufacturer’s inability to keep up with GrowLife’s increasing sales and customer demand. In the first quarter it was $400,000 of sales backlog that was deferred into the second quarter; in the second quarter we could not recognize $1 million of GrowLife sales because EZ-CLONE supply chain and backlog issues; and finally in the third quarter, only $1.4 million of revenue was recognized and another $2 million of GrowLife sales was backlogged into the 4th quarter because of supply chain and shipment problems. Based on the backlogged orders, we estimate we were unable to recognize the approximately $2 million in revenue.

As we pointed out in the third quarter 10-Q, we recognized the saturation issue in the Hemp CBD market and postponed our entry into the clone/starter business until 2021 which has not subsided. However, as we look at the Cannabis industry, we can make three observations from early 2021: First, the MORE Act passed the U.S. House of Representatives on December 4, 2020, a landmark step toward the federal legalization of Cannabis that can permit interstate commerce and true US companies to touch the plant and trade on the stock exchange; Second, Senate Majority Leader Schumer announced in early April that he will move the legalization bill forward in the US Senate and seek support with the White House to obtain federal legalization; Finally, GrowLife retains its 51% assets in EZ-CLONE, investors are aligned and financially support GrowLife to settle with EZ-CLONE as well as expand in new markets, and our management depth remains in place to grow as opportunities are identified.

Therefore, we see a growing market, intend to service our customers and will continue to seek opportunities in the legal Cannabis industry. We believe this is a great opportunity for our customers, shareholders and one where GrowLife is uniquely positioned to capitalize on. The Company’s goal is to become the nation’s largest cultivation facility service provider focused on propagation systems serving more cultivators with products of high quality, exceptional value and competitive price.

RESULTS OF OPERATIONS

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from year-to-year.

(dollars in thousands)

	Years Ended December 31,
	2020	2019	$ Variance	% Variance
Net revenue	$7,001	$8,218	$(1,217)	-14.8%
Cost of goods sold	4,021	5,669	1,648	29.1%
Gross profit	2,980	2,549	431	16.9%
General and administrative expenses	4,870	7,010	(2,140)	30.5%
Restructuring expense- flooring division	-	306	(306)	100.0%
Restructuring expense- retail stores and online sales	-	250	(250)	100.0%
Operating loss	(1,890)	(5,017)	3,127	62.3%
Other income (expense):
Change in fair value of derivative	199	496	(297)	-59.9%
Interest expense, net	(1,090)	(1,204)	114	9.5%
Loss on debt conversions	(984)	(1,767)	783	44.3%
Gain on extinguishment of debt	39	-	39	100.0%
Loss on debt settlement	(2,422)	-	(2,422)	-100.0%
Total other expense, net	(4,258)	(2,475)	(1,783)	-72.0%
Loss before income taxes	(6,148)	(7,492)	1,344	17.9%
Income taxes - current (provision) benefit	(232)	118	(350)	-100.0%
Net loss	$(6,380)	$(7,374)	$994	13.5%

YEAR ENDED DECEMBER 31, 2020 COMPARED TO THE YEAR ENDED DECEMBER 31, 2019

Net revenue for the year ended December 31, 2020 decreased by $1,217,000 to $7,001,000 from $8,218,000 for the year ended December 31, 2019. The decrease resulted from lower hydroponic sales from the decision during 2020 to exit the hydroponics business and the elimination of the hydroponics sales personnel and the impact of the pandemic on the hydroponics segment during the year ended December 31, 2020. The hydroponics revenue for the year ended December 31, 2020 was $1,568,000 as compared to $4,487,000 for the year ended December 31, 2019. The EZ-CLONE revenue from its line of products for the year ended December 31, 2020 was $5,433,000 as compared to $3,731,000 for the year ended December 31, 2019. The increased performance of EZ-CLONE revenue is a direct result of the substantial money and resources Growlife provides to its EZ-Clone subsidiary.

Cost of Goods Sold

Cost of sales for the year ended December 31, 2020 decreased by $1,648,000 to $4,021,000 from $5,669,000 for the year ended December 31, 2019. The decrease resulted from lower sales in the hydroponics segment, offset by increased EZ-CLONE sales. as discussed above.

Gross profit was $2,980,000 for the year ended December 31, 2020 as compared to a gross profit of $2,549,000 for the year ended December 31, 2019. The gross profit percentage was 42.6% for the year ended December 31, 2020 as compared to 31.0% for the year ended December 31, 2019. The increase was due to lower sales in the hydroponics segment, offset by increased EZ-CLONE sales. as discussed above. EZ-CLONE reported a gross profit percentage of 49.1%.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2020 were $4,870,000 as compared to $7,010,000 for the year ended December 31, 2019. The variances were as follows: (i) an increase in EZ-CLONE expenses (primarily payroll and rent) of $120,000; and offset by (ii) a decrease in corporate salaries and payroll taxes of $458,000; (iii) a decrease in sales and marketing expenses of $96,000; (iv) a decrease in rent of $228,000; (v) a decrease in insurance of $181,000; (vi) a decrease in stock based compensation of $238,000; and (vi) a decrease in non-cash expenses of $1,108,000, offset by an increase in other expenses of $49,000. As part of the general and administrative expenses for the years ended December 31, 2020 and 2019, we recorded public relation, investor relation or business development expenses of $2,000 and $90,000, respectively. he overall decrease in general and administrative expenses resulted from reduced expenses in the hydroponics segment.

Non-cash general and administrative expenses for the year ended December 31, 2020 of $846,000 including (i) depreciation of $37,000; (ii) amortization of intangible assets of $672,000; (iii) stock based compensation of $125,000 related to stock option grants and warrants; and (iv) common stock issued for services of $12,000.

Non-cash general and administrative expenses for the year ended December 31, 2019 of $1,398,000 including (i) depreciation of $89,000; (ii) amortization of intangible assets of $838,000; (iii) stock based compensation of $158,000 related to stock option grants and warrants; and (iv) common stock issued for services of $312,000.

Restructuring Expense

We closed retail stores in Portland, Maine, Encino, California and Calgary, Canada and online sales as of September 30, 2019. Also, we closed the sale of the flooring division located in Grand Prairie, Texas. We reduced our losses and cash costs by up to $100,000 per month starting October 1, 2019. During the year ended December 31, 2019, we recorded restructuring expense of $306,000 for the sale of the flooring division and $250,000 for the closure of the retail stores and online sales. The winding down of our hydroponics business in 2020 resulted in no material expenses or write off of assets.

Other Expense

Other expense for the year ended December 31, 2020 was $4,258,000 as compared to $2,475,000 for the year ended December 31, 2019. The other expense for the year ended December 31, 2020 included (i) benefit from the reduction in derivative liability of $199,000; (ii) gain on extinguishment of debt of $39,000 related to prior shutdown of retail operations; and offset by (iii) interest expense of $1,090,000; (iv) loss on debt conversions of $984,000; and (v) loss on debt settlement of $2,423,000. The change in derivative liability is the non-cash change in the fair value and relates to our derivative instruments. The increase in non-cash interest related to accrued interest expense on our notes payable. The loss on debt conversions related to the conversion of our notes payable at prices below the market price.

On April 5, 2021, we entered into a Warrant Settlement Agreement dated March 31, 2021 with St. George to resolve a dispute from prior financings whereby we agreed to issue 11,750,000 shares of our common stock to cancel a warrant related to a February 9, 2018 subscription agreement. On April 5, 2021, we entered into a Warrant Settlement Agreement dated March 31, 2021 with Iliad to resolve a dispute from prior financings whereby we agreed to issue 2,500,000 shares of our common stock to cancel a warrant related to a October 15, 2018 securities Purchase agreement. We recorded a loss on debt settlement of $2,423,000 as of December 31, 2020.

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

Net Loss

Net loss for the year ended December 31, 2020 was $6.380.000 as compared to $7,374,000 for the for the year ended December 31, 2019 for the reasons discussed above. The Company’s shares of the 2020 and 2019 net loss was $6,380,000 and $7,285,000 after allocating a portion of 2019 loss to non-controlling interest.

Net loss for the year ended December 31, 2020 included non-cash expenses of $5,076,000 including (i) depreciation of $37,000; (ii) amortization of intangible assets of $672,000; (vi) stock based compensation of $125,000 related to stock option grants and warrants; (iii) common stock issued for services of $12,000; (iv) accrued interest and amortization of issuance costs on convertible notes payable of $1,061,000; (v) loss on debt conversions of $945,000; (vi) loss on debt settlement of $2,423,000; and offset by (vii) change in derivative liability of $199,000.

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

LIQUIDITY AND CAPITAL RESOURCES

Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) Topic 205-40, Presentation of Financial Statements – Going Concern, requires that management evaluate whether there are relevant conditions and events that, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern and to meet its obligations as they become due within one year after the date that the financial statements are issued.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. However, since inception, we have sustained significant operating losses and such losses are expected to continue for the foreseeable future. As of December 31, 2020, we had an accumulated deficit of $154.8 million, cash and cash equivalents of $383,000 and a working capital deficit of $5.974 million excluding derivative liability, convertible debt, right of use liability and deferred revenue). Additionally, we used cash in operating activities of $1,951,000 and $2,910,000 for the years ended December 31, 2020 and 2019, respectively. We will require additional cash funding to fund operations beyond May 31, 2021. Accordingly, management has concluded that we do not have sufficient funds to support operations within one year after the date the financial statements are issued and, therefore, we concluded there was substantial doubt about the Company’s ability to continue as a going concern.

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

Amendment No. 3 Securities Purchase Agreement and Self-Amortization Promissory Note with Labrys Fund, L.P, a Delaware limited partnership (“Labrys”)

On December 31, 2020, we entered into Amendment No. 3 to the Self-Amortization Promissory Note (“Amendment No. 3”) as originally issued by the Company to Labrys on August 31, 2020 (the “Note”), as described in Form 8-K filed October 15, 2020, and as amended by Amendment No. 2, as described in Form 8-K filed December 8, 2020, incorporated herein by reference. Pursuant to Amendment No. 3 the Company issued 340,000 restricted shares of our common stock (the “Amendment Shares”) to the Holder on or before December 31, 2020 and issued a common stock purchase warrant for the purchase of 1,033,057 shares of our common stock (the “Warrant”) to the Holder on December 31, 2020. In exchange for the Warrant and Amendment Shares, the outstanding payment of $125,000 owed on or before December 31, 2020 (as described in Amendment No. 2) (“Outstanding Payment”), was amended as follows: In lieu of our payment of the Outstanding Payment to the Holder, the payment schedule in Section 4.17 of the Note shall be amended as follows: (i) all references to “$51,042” in Section 4.17 of the Note shall be replaced with “$61,458” and (ii) the reference to “$51,042” in Section 4.17 of the Note shall be replaced with “$61,458.” This loan was paid off in March 2021 from proceeds received from Bucktown Capital LLC as described below.

Securities Purchase Agreement, Secured Promissory Notes and Security Agreement with Bucktown Capital, LLC

On February 26, 2021, we executed the following agreements with Bucktown: (i) Securities Purchase Agreement; (ii) Secured Convertible Promissory Note; and (iii) Security Agreement (collectively the “Bucktown Agreements”). We entered into the Bucktown Agreements with the intent to acquire working capital to grow the Company’s businesses and to repay all outstanding obligations owed to: (i) Labrys Fund, L.P. (“Labrys”) in the amount of $615,333; and (ii) PowerUp Lending Group Ltd. (“PowerUp”) in the amount of $128,858.

The total amount of funding under the Bucktown Agreements is $3,088,000 as represented in the Secured Convertible Promissory Note (“Note”). The total purchase price for this Note is $2,850,000; the Note carries an aggregate original issue discount of $228,000 and a transaction expense amount of $10,000. The Note is comprised of two (2) tranches (each, a “Tranche”), consisting of (i) an initial Tranche in an amount equal to $928,000 and any interest, costs, fees or charges accrued thereon or added thereto under the terms of the Note and the Bucktown Agreements (the “Initial Tranche”), and (ii) an additional Tranche, which is exclusively dedicated for the purchase of the remaining equity interest in EZ-CLONE, in the amount of $2,160,000.00, plus any interest, costs, fees or charges accrued thereon or added thereto under the terms of the Note and the Bucktown Agreements (the “Subsequent Tranche”). The Initial Tranche shall correspond to $68,000 of the OID and the Transaction Expense Amount, and may be converted into shares of Common Stock at any time subsequent to the Purchase Price Date. The Subsequent Tranche corresponds to the Investor Note and $160,000 of the aggregate OID.

The Company agreed to reserve three times the number of shares based on the redemption value with a minimum of 23,340,000 shares of its common stock for issuance upon conversion of the Note, if that occurs in the future. If not converted sooner, the Note is due on or before February 26, 2022. The Note has an interest rate of eight percent (8%). The Note is convertible, at Bucktown’s option, into the Company’s common stock at $0.30 per share (“Lender Conversion Price”), subject to adjustment as provided for in the Note. However, in the event the Market Capitalization (as defined in the Note) falls below the Minimum Market Capitalization the Lender Conversion Price shall equal the lower of the Lender Conversion Price and the Market Price as of any applicable date of Conversion.

Our obligation to pay the Note, or any portion thereof, is secured by all of the Company’s assets as described in Schedule A to the Security Agreement attached hereto and incorporated herein by this reference.

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

Operating Activities

Net cash used in operating activities for the year ended December 31, 2020 was $1,951,000. This amount was primarily related to a (i) net loss of $6,380,000, and (ii) net working capital increase of $647,000; offset by (iii) non-cash expenses of $5,076,000 including (iv) depreciation of $37,000; (v) amortization of intangible assets of $672,000; (vi) stock based compensation of $125,000 related to stock option grants and warrants; (vii) common stock issued for services of $12,000; (viii) accrued interest and amortization of issuance costs on convertible notes payable of $1,061,000; (ix) loss on debt conversions of $945,000; (x) loss on debt settlement of $2,423,000; and offset by (xi) change in derivative liability of $199,000.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2020 was $2,293,000. The amount related to proceeds from note payable of $2,724,000, offset by repayment of convertible notes payable of $431,000.

Our contractual cash obligations as of December 31, 2020 are summarized in the table below:

		Less Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	4-5 Years
Operating lease cash payments	$635,244	$213,115	$422,129	$-
Convertible notes payable and accrued interest	2,495,153	2,495,153	-	-
Notes payable	924,858	439,179	485,679	-
Acquisition of 49% of EZ-CLONE Enterprises, Inc.	1,026,000	1,026,000	-	-
	$5,081,254	$4,173,446	$907,808	$-

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The application of GAAP involves the exercise of varying degrees of judgment. On an ongoing basis, we evaluate our estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that of our significant accounting policies (see summary of significant accounting policies more fully described in Note 3 to Form 10-K for the year ended December 31, 2020), the following policies involve a higher degree of judgment and/or complexity:

Accounts Receivable and Revenue – We recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which requires the application of the five-step-principles-based-accounting-model for revenue recognition. These steps include (1) a legally enforceable contract, written or unwritten is identified; (2) performance obligations in the contracts are identified; (3) the transaction price reflecting variable consideration, if any, is identified; (4) the transaction price is allocated to the performance obligations; and (5) revenue is recognized when the control of goods is transferred to the customer at a particular time or over time. Our hydroponic sales were cash or credit card. Our EZ-CLONE sales include credit cash, payments in advance, 3% discount upon receipt and, we extend thirty day terms to select customers. Accounts receivable are reviewed periodically for collectability. As of December 31, 2020 and 2019, the Company has an allowance for doubtful accounts totaling $5,690.

Inventories - Inventories are recorded on a first in first out basis Inventory consists of raw materials, work in process and finished goods and components sold by EZ-CLONE to it distribution customers. Inventory is valued at the lower of cost or market. The reserve for inventory was approximately $51,000 and $0 as of December 31, 2020 and 2019, respectively.

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

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of December 31, 2020 and 2019 are based upon the short-term nature of the assets and liabilities.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of December 31, 2020, that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

Identified Material Weaknesses

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting:

Audit Committee:

The current Audit Committee has two independent directors, but the Chairman is an interim Named Executive Officer. In early January 2021 and additional independent director resigned from the board and audit committee. We expect to expand this committee during 2021.

Contractual Terms and Obligations

In prior years, the Company entered into various financing agreements involving stock purchase agreements, notes and warrants. The terms of these legal instruments contain complex legal terms, conditions and calculations. The Company recently resolved a dispute over the terms and conditions of two warrant agreements and entered into a settlement agreement resulting in the recording of a material expense. Managements understanding of certain terms and conditions of the warrant agreements was not adequate to insure proper accounting and disclosure of the warrant terms.

b) Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2020, our CFO Mark Scott resigned and Michael Fasci was appointed CFO. Mr. Scott may provide consulting services to the Company to help with the CFO transition. The Company has a small accounting and finance team and the consulting services of Mr. Scott will be an important element of internal control during this transition. There were no other changes which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There were no disclosures of any information required to be filed on Form 8-K during the year ended December 31, 2020 that were not filed.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information about our current directors and executive officers as of March 31, 2021:

Name	Age	Positions and Offices Held	Since
Management Directors
Marco Hegyi	63	Director	December 9, 2013
		Chairman of the Board	April 1, 2016- October 23, 2017 and December 6, 2018
		Chief Executive Officer	April 1, 2016
		President	December 4, 2013
		Nominations and Governance Committee Chairman	June 3, 2014- October 23, 2017
		Interim Audit Committee Chairman	December 6, 2018
Michael E. Fasci	62	Chief Financial Officer	January 1, 2021
		Secretary	January 12, 2021
		Director	January 5, 2021
Independent Directors
Thom Kozik	60	Director	October 5, 2017
Other Named Executives
Joseph Barnes	48	Executive Vice President of GrowLife Hydroponics, Inc.	August 16, 2017
		Senior Vice President of Business Development	October 10, 2014

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

Michael E. Fasci – Mr. Fasci joined GrowLife as a Member of its Board of Directors on October 27, 2015 and was appointed Audit Committee Chairman on November 11, 2015. On April 1, 2016, Mr. Fasci was appointed as the Secretary of the Company, but resigned on February 14, 2017. On October 23, 2017, Mr. Fasci was appointed Chairman of the Board. In December 2018, Mr. Fasci resigned from the Board of Directors. Mr. Fasci was appointed Chief Financial Officer on January 1, 2021. On January 5, 2021 Mr. Fasci was appointed to the Company’s Board of Directors as well as to the Company’s Compensation Committee. On January 12, 2021 Mr. Fasci was appointed Secretary of the Company.

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

Audit	Compensation	Nominations and Governance
Marco Hegyi (Interim Chairman)	Thom Kozik (Chairman)	Marco Hegyi (Chairman)
Thom Kozik	Marco Hegyi	Thom Kozik
Michael E. Fasci

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

Based solely on a review of copies of reports furnished to us, as of December 31, 2020 our executive officers, directors and 10% holders complied with all filing requirements except for the following:

			Required	Actual
		Transaction	File	File
Person	Filing Type	Date	Date	Date
Thom Kozik	Form 4	8/26/2020	8/28/2020	3/24/2021

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of Compensation Program

This Compensation Discussion and Analysis describes the material elements of compensation awarded to, earned by or paid to each of our executive officers named in the Compensation Table on page __ under “Remuneration of Executive Officers” (the “Named Executive Officers”) who served during the year ended December 31, 2020. This compensation discussion primarily focuses on the information contained in the following tables and related footnotes and narrative for the last completed fiscal year. We also describe compensation actions taken after the last completed fiscal year to the extent that it enhances the understanding of our executive compensation disclosure. The principles and guidelines discussed herein would also apply to any additional executive officers that the Company may hire in the future.

The Compensation Committee of the Board has responsibility for overseeing, reviewing and approving executive compensation and benefit programs in accordance with the Compensation Committee’s charter.  The members of the Compensation Committee are Marco Hegyi and Thom Kozik.. We expect to appoint one independent Directors to serve on the Compensation Committee during 2021.

Compensation Philosophy and Objectives

The major compensation objectives for the Company’s executive officers are as follows:

●
to attract and retain highly qualified individuals capable of making significant contributions to our long-term success;

●
to motivate and reward named executive officers whose knowledge, skills, and performance are critical to our success;

●
to closely align the interests of our named executive officers and other key employees with those of its shareholders; and

●
to utilize incentive-based compensation to reinforce performance objectives and reward superior performance.

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

Setting Executive Compensation

The Compensation Committee believes that compensation for the Company’s executive officers must be managed to what we can afford and in a way that allows for us to meet our goals for overall performance. During 2020 and 2019, the Compensation Committee and the Board compensated its Chief Executive Officers, President and Chief Financial Officer at the salaries indicated in the compensation table. This compensation reflected our financial condition. The Compensation Committee does not use a peer group of publicly traded and privately held companies in structuring the compensation packages.

Executive Compensation Components for the Year Ended December 31, 2020

The Compensation Committee did not use a formula for allocating compensation among the elements of total compensation during the year that ended December 31, 2020. The Compensation Committee believes that in order to attract and retain highly effective people it must maintain a flexible compensation structure. For the year that ended December 31, 2020, the principal components of compensation for named executive officers were base salary.

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

Base salaries for the Company’s named executive officers are initially established based on their prior experience, the scope of their responsibilities and the applicable competitive market compensation paid by other companies for similar positions. Our officers were compensated as described above based on the financial condition of the Company.

Performance-Based Incentive Compensation

The Compensation Committee believes incentive compensation reinforces performance objectives, rewards superior performance and is consistent with the enhancement of stockholder value. All of the Company’s Named Executive Officers are eligible to receive performance-based incentive compensation. The Compensation Committee did not recommend or approve payment of any performance-based incentive compensation to the Named Executive Officers during the year ended December 31, 2020 based on our financial condition.

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

Generally, the majority of the options granted by the Compensation Committee vest quarterly over two to three years of the 5-10-year option term. Vesting and exercise rights cease upon termination of employment and/or service, except in the case of death (subject to a one-year limitation), disability or retirement. Stock options vest immediately upon termination of employment without cause or an involuntary termination following a change of control. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights and the right to receive dividends or dividend equivalents.

The Named Executive Officers received stock option grants and warrants during the year ended December 31, 2020 as outlined below.

Retirement and Other Benefits

We have no other retirement, savings, long-term stock award or other type of plans for the Named Executive Officers.

Perquisites and Other Personal Benefits

During the year ended December 31, 2020, we provided the Named Executive Officers with medical insurance and nominal health club benefits. The Company paid $10,273 in life insurance for Mr. Hegyi and $27,688 in insurance for Mr. Scott. No other perquisites or other personal benefits were provided to Named Executive Officers. The committee expects to review the levels of perquisites and other personal benefits provided to Named Executive Officers annually.

Employment and consulting agreements are discussed below.

Tax and Accounting Implications

Deductibility of Executive Compensation

Subject to certain exceptions, Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code") generally denies a deduction to any publicly held corporation for compensation paid to its chief executive officer and its three other highest paid executive officers (other than the principal financial officer) to the extent that any such individual's compensation exceeds $1 million. “Performance-based compensation” (as defined for purposes of Section 162(m)) is not taken into account for purposes of calculating the $1 million compensation limit, provided certain disclosure, shareholder approval and other requirements are met. We periodically review the potential consequences of Section 162(m) and may structure the performance-based portion of our executive compensation to comply with certain exceptions to Section 162(m). However, we may authorize compensation payments that do not comply with the exceptions to Section 162(m) when we believe that such payments are appropriate and in the best interests of the stockholders, after taking into consideration changing business conditions or the officer's performance.

Accounting for Stock-Based Compensation

We account for stock-based payments including its Stock Option Program in accordance with the requirements of ASC 718, “Compensation-Stock Compensation.”

COMPENSATION COMMITTEE REPORT

The Compensation Committee, sets and administers policies that govern the Company's executive compensation programs, and incentive and stock programs. The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for year ended December 31, 2020.

THE COMPENSATION COMMITTEE

Thom Kozik (Chairman)
Marco Hegyi

EXECUTIVE COMPENSATION

REMUNERATION OF EXECUTIVE OFFICERS

The following table provides information concerning remuneration of the chief executive officer, the chief financial officer and another named executive officer for the years ended December 31, 2020 and 2019:

Summary Compensation Table

					Non-Equity
					Incentive
				Stock	Plan	Option	Other
		Salary	Bonus	Awards	Compensation	Awards	Compensation	Total
Principal Position		($)	($)	($) (1)	($)	($)	($)	($)
Marco Hegyi, Chief Excutive Officer,	12/31/2020	$275,000	$-	$-	$-	$-	$88,273	$363,273
Chairman of the Board and Director (2)	12/31/2019	$275,000	$20,227	$-	$-	$-	$106,273	$401,500

Mark E. Scott, Chief Financial Officer	12/31/2020	$165,000	$-	$-	$-	$-	$27,668	$192,668
and Director (3)	12/31/2019	$165,000	$20,227	$-	$-	$-	$27,357	$212,584

Joseph Barnes,	12/31/2020	$165,000	$-	$-	$-	$-	$-	$165,000
President of GrowLife Hydroponics, Inc. (4)	12/31/2019	$165,000	$20,227	$-	$-	$-	$-	$185,227

(1) These amounts reflect the grant date market value as required by Regulation S-K Item 402(n)(2), computed in accordance with FASB ASC Topic 718.

(2) Mr. Hegyi was paid a salary of $275,000 during the years ended December 31, 2020 and 2019, respectively. Mr. Hegyi received a discretionary bonus of $20,227 during the year ended December 31, 2019. We paid life insurance of $10,273 for Mr. Hegyi during the years ended December 31, 2020 and 2019, respectively. On October 15, 2018, Mr. Hegyi received Warrants to purchase up to 320,000 shares of our common stock at an exercise price of $1.80 per share and which vest on October 15, 2018, 2019 and 2020. The Warrants are exercisable for 5 years. The warrants were valued at $192,000. The Company recorded compensation expense of $78,000 and $96,000 for the years ended December 31, 2020 and 2019, respectively.

(3) Mr. Scott resigned from the Board of Directors effective December 15, 2020 and as Chief Financial Officer as of December 31, 2020. Mr. Scott was paid a salary of $165,000 during the years ended December 31, 2020 and 2019, respectively. Mr. Scott received a discretionary bonus of $20,227 during the year ended December 31, 2019. Mr. Scott was reimbursed $27,668 and $27,357 for insurance expenses during the years ended December 31, 2020 and 2019, respectively.

(4) Mr. Barnes was paid a salary of $165,000 during the years ended December 31, 2020 and 2019, respectively. Mr. Barnes received a discretionary bonus of $20,227 during the year ended December 31, 2019.

Grants of Stock Based Awards during the year ended December 31, 2020

The Compensation Committee did not grant any stock-based awards or performance-based incentive compensation to the Named Executive Officers for the year ended December 31, 2020.

Outstanding Equity Awards as of December 31, 2020

The Named Executive Officers had the following outstanding equity awards as of December 31, 2020 :

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexerciseable (#)	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($) (1)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($)
Marco Hegyi	-	-	-	$-		-	$-	-	$-

Mark E. Scott (2)	26,667	-	-	$1.500	7/1/2022	-	$-	-	$-
	80,000	-	-	$0.900	10/15/2022	-	$-	-	$-
	88,889	44,444	-	$1.800	10/23/2023	-	$-	-	$-

Joseph Barnes (3)	53,333	-	-	$1.500	10/10/2022	-	$-	-	$-
	66,667	-	-	$1.050	10/25/2022	-	$-	-	$-
	80,000	40,000	-	$1.800	10/23/2023	-	$-	-	$-

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

Option Exercises for the year ended December 31, 2020

Mr. Hegyi, Scott and Barnes did not have any option exercised during the year ended December 31, 2020.

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

On October 15, 2018, our Board of Directors granted Mr. Scott an option to purchase 133,333 shares of our Common Stock under our 2017 Amended and Restated Stock Incentive Plan at an exercise price of $1.80 per share. The Shares vest quarterly over three years. All options will have a five-year life and allow for a cashless exercise. The stock option grant is subject to the terms and conditions of our Amended and Restated Stock Incentive Plan, including vesting requirements. In the event that Mr. Scott’s continuous status as employee to us is terminated by us without Cause or Mr. Scott terminates his employment with us for Good Reason as defined in the Scott Agreement, in either case upon or within twelve months after a Change in Control as defined in our amended and Restated Stock Incentive Plan, then 100% of the total number of Shares shall immediately become vested.

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

Mr. Scott resigned from the Board of Directors effective December 15, 2020 and as Chief Financial Officer as of December 31, 2020.

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

Potential Payments upon Termination or Change in Control

The Company’s Employment Agreement with Marco Hegyi has provisions providing for severance payments as detailed below.

		Early	Not For Good	Change in
Executive	For Cause	or Normal	Cause	Control	Disability
Payments Upon	Termination	Retirement	Termination	Termination	or Death
Separation	12/31/2020
Compensation:
Base salary (1)	$-	$-	$455,208	$455,208	$-
Performance-based incentive
compensation	$-	$-	$-	$-	$-
Stock options	$-	$-	$-	$-	$-

Benefits and Perquisites:
Health and welfare benefits	$-	$-	$-	$-	$-
Accrued vacation pay	$-	$-	$-	$-	$-

Total	$-	$-	$455,208	$455,208	$-

(1)
Reflects amounts to be paid upon termination without cause and upon termination in a change of control, less any months worked. All outstanding warrants fully vest under certain conditions.

The Company’s Employment Agreement with Mark E. Scott has provisions providing for severance payments as detailed below.

		Early	Not For Good	Change in
Executive	For Cause	or Normal	Cause	Control	Disability
Payments Upon	Termination	Retirement	Termination	Termination	or Death
Separation	12/31/2020
Compensation:
Base salary (1)	$-	$-	$41,250	$41,250	$-
Performance-based incentive
compensation	$-	$-	$-	$-	$-
Stock options	$-	$-	$-	$-	$-

Benefits and Perquisites:
Health and welfare benefits	$-	$-	$-	$-	$-
Accrued vacation pay	$-	$-	$-	$-	$-

Total	$-	$-	$41,250	$41,250	$-

(1)
Reflects amounts to be paid upon termination without cause and upon termination in a change of control. All outstanding stock options vests fully vest under certain conditions. Mr. Scott resigned from the Board of Directors effective December 15, 2020 and as Chief Financial Officer as of December 31, 2020.

The Company’s Employment Agreement with Joe Barnes has provisions providing for severance payments as detailed below.

		Early	Not For Good	Change in
Executive	For Cause	or Normal	Cause	Control	Disability
Payments Upon	Termination	Retirement	Termination	Termination	or Death
Separation	12/31/2020
Compensation:
Base salary (1)	$-	$-	$41,250	$41,250	$-
Performance-based incentive
compensation	$-	$-	$-	$-	$-
Stock options	$-	$-	$-	$-	$-

Benefits and Perquisites:
Health and welfare benefits	$-	$-	$-	$-	$-
Accrued vacation pay	$-	$-	$-	$-	$-

Total	$-	$-	$41,250	$41,250	$-

(1)
Reflects amounts to be paid upon termination without cause and upon termination in a change of control. There outstanding stock options vests fully vest under certain conditions.

DIRECTOR COMPENSATION

We primarily use stock grants to incentive compensation to attract and retain qualified candidates to serve on the Board. This compensation reflected the financial condition of the Company. In setting director compensation, we consider the significant amount of time that Directors expend in fulfilling their duties to the Company as well as the skill-level required by our members of the Board. On February 1, 2018, a director compensation program was implemented. The directors are compensated at up to $60,000 annually and the annual share award is based on the close price on January 31 of that year.

During year ended December 31, 2020, Marco Hegyi and Mr. Scott did not receive any compensation for their service as directors. The compensation disclosed in the Summary Compensation Table on page 37 represents the total compensation.

Director Summary Compensation

				Non-Equity	Non-Qualified
	Fees Earned			Incentive	Deferred
	or Paid in			Plan	Compensation	Other
	Cash	Stock	Option	Compensation	Earnings	Compensation
Name	$	Awards (1)	Awards	($)	$	($)	Total
Katherine McLean (2)	-	$5,900	-	-	-	-	$5,900

Thom Kozik (3)	-	5,900	-	-	-	-	5,900

	$-	$11,800	$-	$-	$-	$-	$11,800

(1)
These amounts reflect the grant date market value as required by Regulation S-K Item 402(n)(2), computed in accordance with FASB ASC Topic 718.

(2)
Ms. McLain resigned from the Board of Directors on January 5, 2021. On April 16, 2020, we issued 20,000 shares of our common stock to Katherine McLain that was valued at $0.295 per share or $5,900.

(3)
On April 16, 2020, we issued 20,000 shares of our common stock to Thom Kozik that was valued at $0.295 per share or $5,900.

Compensation Paid to Board Members

Our independent non-employee directors are not compensated in cash.  The only compensation has been in the form of stock awards. There is a stock compensation plan for independent non-employee directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of our common stock as of March 31, 2021 by:

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

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percentage (1)
Directors and Named Executive Officers-
Marco Hegyi (2)	520,000	0.8%
Michael E. Fasci (3)	365,260	*
Thom Kozik (4)	20,000	*
Joseph Barnes (5)	212,000	*
Total Directors and Officers (4 in total)	1,117,260	1.7%

* Less than 1%.

(1)
Based on 67,182,327 shares of common stock outstanding as of March 31, 2021.

(2)
Reflects the shares beneficially owned by Marco Hegyi, including warrants to purchase 503,333 shares of our common stock.

(3)
Reflects the shares beneficially owned by Michael E. Fasci.

(4)
Reflects the shares beneficially owned by Thom Kozik.

(5)
Reflects the shares beneficially owned by Joseph Barnes, including stock option grants totaling 210,000 shares that Mr. Barnes has the right to acquire.

There were no persons known by us who owns beneficially 5% or more of our common stock as of March 31, 2021.

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

Certain Relationships

Please see the transactions with Chicago Venture Partner, Iliad, Odyssey, St. George, and Bucktown discussed in Notes 11, 13 and 14.

Related Party Transactions

Transactions with Marco Hegyi

On October 21, 2018, a 5-year Warrant for Mr. Hegyi to purchase up to 66,666 shares of our common stock at an exercise price of $1.50 per share vested. The warrant was valued at $390,000 and we recorded $178,750 as compensation expense for the year ended December 31, 2018. On October 15, 2018, Mr. Hegyi received Warrants to purchase up to 320,000 shares of our common stock at an exercise price of $1.80 per share and which vest on October 15, 2018, 2019 and 2020. The Warrants are exercisable for 5 years. The warrants that vested on October 15, 2019 and 2018 were valued at $192,000 and we recorded compensation expense of $78,000 and $96,000 for the years ended December 31, 2020 and 2019.

On October 15, 2018, the Board of Directors approved an Employment Agreement with Marco Hegyi pursuant to which we engaged Mr. Hegyi as its Chief Executive Officer through October 15, 2021. See Note 16 for additional details.

Transactions with an Entity Controlled by Mark E. Scott

On October 15, 2018, an entity controlled by Mr. Scott was granted an option to purchase 133,333 shares of common stock at an exercise price of $1.80 per share. The stock option grant vests quarterly over three years and is exercisable for 5 years. The stock option grant was valued at $40,000. We recorded $13,333 as a compensation expense for the years ended December 31, 2020 and 2019.

Transaction with Joseph Barnes

On October 15, 2018, Mr. Barnes was granted an option to purchase 120,000 shares of common stock at an exercise price of $1.80 per share. The stock option grant vests quarterly over three years and is exercisable for 5 years. We recorded $12,000 as a compensation expense for the years ended December 31, 2020 and 2019.

Transactions with Katherine McLain

Ms. Katherine McLain was appointed as a director on February 14, 2017. Ms. McLain resigned from the Board of Directors on January 5, 2021. On February 22, 2019, we issued 54,054 shares of our common stock to Katherine McLain valued at $1.11 per share or $60,000. On April 16, 2020, we issued 20,000 shares of our common stock to Katherine McLain valued at $0.295 per share or $5,900. This issuance was an award for independent director services.

Transaction with Thom Kozik

Mr. Kozik was appointed as a director on October 5, 2017. On February 22, 2019, we issued 54,054 shares of our common stock to Mr. Kozik valued at $1.11 per share or $60,000. On April 16, 2020, we issued 20,000 shares of our common stock to Mr. Kozik valued at $0.295 per share or $5,900. This issuance was an award for independent director services.

Notes Payable to Related Parties

EZ-CLONE has $49,144 and $104,144 due to relatives of the EZ lone founders and shareholders as of December 31, 2020 and 2019, respectively.

Director Independence

The Board has affirmatively determined that Katherine McLain, and Thom Kozik are independent as of December 31, 2020. Ms. McLain resigned from the Board of Directors on January 5, 2021. For purposes of making that determination, the Board used NASDAQ’s Listing Rules even though the Company is not currently listed on NASDAQ. Katherine McLain resigned from the board on January 8, 2021.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Committee Pre-Approval Policy

The Audit Committee has established a pre-approval policy and procedures for audit, audit-related and tax services that can be performed by the independent auditors without specific authorization from the Audit Committee subject to certain restrictions. The policy sets out the specific services pre-approved by the Audit Committee and the applicable limitations, while ensuring the independence of the independent auditors to audit the Company's financial statements is not impaired. The pre-approval policy does not include a delegation to management of the Audit Committee’s responsibilities under the Exchange Act. During the year ended December 31, 2020, the Audit Committee pre-approved all audit and permissible non-audit services provided by our independent auditors.

Service Fees Paid to the Independent Registered Public Accounting Firm

The Audit Committee engaged BPM LLP to perform an annual audit of the Company’s financial statements for the fiscal years ended December 31, 2020 and 2019, respectively. BPM also performed a review of the Company’s financial statements for the three months ended September 30, 2019. BPM did not perform any services prior to September 30, 2019. Previously the Audit Committee engaged SD Mayer and Associates, LLP to perform a review of the Company’s financial statements for the three months ended June 30, 2019 and March 31, 2019. The following is the breakdown of aggregate fees billed for and during the last two fiscal years. The following is the breakdown of aggregate fees paid for the last two fiscal years:

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Audit fees	$87,626	$87,450
Audit related fees	49,220	39,795
Tax fees	18,890	13,150
All other fees	-	35,971
	$155,736	$176,366

-
“Audit Fees” are fees paid for professional services for the audit of our financial statements.

-
“Audit-Related fees” are fees paid for professional services not included in the first two categories, specifically, PCAOB interim reviews for quarterly filings, and accounting consultations on matters addressed during the audit.

-
“Tax Fees” are fees primarily for tax compliance paid to S.D. Mayer in connection with filing US income tax returns.

-
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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Title of Document	Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets	F-2
As of December 31, 2020 and 2019

Consolidated Statements of Operations	F-3
For the years ended December 31, 2020 and 2019

Consolidated Statements of Changes in Stockholders’ Deficit	F-4
For the years ended December 31, 2020 and 2019

Consolidated Statements of Cash Flows	F-5
For the years ended December 31, 2020 and 2019

Notes to the Financial Statements	F-6

(b)	Exhibits

Exhibit No.	Description
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

10. 1
Compilation of Securities Purchase Agreement and Warrant to Purchase Common Stock dated February 9, 2018 entered into by and between GrowLife, Inc. and St. George Investments LLC. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on February 15, 2018, and hereby incorporated by reference.

10.2
Compilation of Securities Purchase Agreement, Secured Promissory Notes, and Security Agreement by and between GrowLife, Inc. and Iliad Research and Trading, L.P. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on August 16, 2018, and hereby incorporated by reference.

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

10.6
Compilation of Securities Purchase Agreement, Warrant, Secured Promissory Notes, and Security Agreement by and between GrowLife, Inc. and Iliad Research and Trading, L.P. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on October 17, 2018, and hereby incorporated by reference.

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

10.10
Prospectus Supplement dated November 8, 2018 to Rights Offering to Shareholders filed in 424(b)(4) Prospectus filed with the SEC on October 18, 2018, and hereby incorporated by reference. Filed as an exhibit to the Companys Form 8-K and filed with the SEC on November 16, 2018, and hereby incorporated by reference.

10.11
Prospectus Supplement dated November 16, 2018 to Rights Offering to Shareholders filed in 424(b)(4) Prospectus filed with the SEC on October 18, 2018, and hereby incorporated by reference. Filed as an exhibit to the Companys Form 8-K and filed with the SEC on November 16, 2018, and hereby incorporated by reference.

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

10.15
Amendment No. 1 to Purchase and Sale Agreement dated October 23, 2019, entered into by between GrowLife, Inc. and William Blackburn. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on November 12, 2019, and hereby incorporated by reference.

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

10.19
Compilation of Labrys Securities Purchase Agreement, Self-Amortization Promissory Note and Other Agreements. Filed as an exhibit to the Companys Form 8-K and filed with the SEC on October 15, 2020, and hereby incorporated by reference.

10.20
Compilation of EMA Securities Purchase Agreement, Self-Amortization Promissory Note and Other Agreements. Filed as an exhibit to the Companys Form 8-K and filed with the SEC on October 15, 2020, and hereby incorporated by reference.

10.21
Compilation of FF Securities Purchase Agreement, Self-Amortization Promissory Note and Other Agreements. Filed as an exhibit to the Companys Form 8-K and filed with the SEC on October 15, 2020, and hereby incorporated by reference.

10.22
Amendment 2 to Compilation of Labrys Securities Purchase Agreement, Self-Amortization Promissory Note and Other Agreements. Filed as an exhibit to the Companys Form 8-K and filed with the SEC on December 7, 2020, and hereby incorporated by reference.

14.1	Code of Conduct and Ethics dated May 15, 2014. Attached as an exhibit to the Company’s Form 8-K filed and with the SEC on June 9, 2014, and hereby incorporated by reference.

21.1	Subsidiaries of the Registrant, Filed herewith.

31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14. Filed herewith.

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14 Filed herewith.

32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act Filed herewith.

32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act Filed herewith.

99.1	Amended and Restated Audit Committee Charter, dated October 16, 2015. Attached as an exhibit to the Company’s Form 8-K and filed with the SEC on October 26, 2015, and hereby incorporated by reference.

99.2	Compensation Committee Charter dated May 15, 2014. Attached as an exhibit to the Company’s Form 8-K dated June 3, 2014 and filed with the SEC on June 9, 2014, and hereby incorporated by reference.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of GrowLife, Inc. and Subsidiaries (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2020 and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has sustained recurring losses from operations and has an accumulated deficit since inception.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Emphasis of a Matter-Uncertainty of Litigation

As described in notes 1 and 17 to the consolidated financial statements, the Company is in litigation with the Founders of its EZ-CLONE Enterprises subsidiary for the Company’s failure to pay the remaining 49% of the balance owed under the Purchase and Sale agreement with EZ-CLONE Enterprises. The Founders are seeking rescission of the Purchase and Sale Agreement, unspecified damages in excess of ten thousand dollars, and other equitable relief. Our audit opinion is not modified for this matter.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of  the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Warrant Settlement

As described in Notes, 10, 14 and 19 to the consolidated financial statements, on March 31, 2021, the Company entered into a joint Warrant Settlement Agreement with St. George and Iliad to settle a dispute regarding prior financings. The Company agreed to issue St. George 11,750,000 shares of the Company’s common stock to cancel a warrant related to a February 9, 2018 subscription agreement. The Company agreed to issue Iliad 2,500,000 shares of the Company’s common stock to cancel a warrant related to an October 15, 2018 securities Purchase agreement. The Company recorded a loss on debt settlement of $2,423,000 for the year ended December 31, 2020.

We identified management conclusion that the Company’s warrant settlement was an expense in 2020 as a critical audit matter because of management judgment necessary to determine whether the Warrant Settlement represents a charge to the statement of operations including what is the proper period such settlement expense should be recorded. Due to the complexity and nature of financing transactions, auditing the Company’s conclusion that warrant settlement was an expense in 2020 required a high degree of auditor judgment.

The primary audit procedures related to the determination of whether the joint Warrant Settlement represented a charge to the statement of operations and 2020 was the correct period of expense, included among others:

●
We read and analyzed the original warrant agreements and warrant settlement agreement to evaluate the accounting treatment for the settlement.
●
We discussed with management and reviewed correspondence indicating there was a dispute with certain elements of the 2018 financings and concluded that the settlement entered into after December 31, 2020 provided evidence of the liability that existed at December 31, 2020.
●
We performed technical research and relied on authoritative accounting guidance to evaluate the treatment for the warrant settlement and management’s conclusion.
●
We recalculated the settlement expense based upon the shares to be issued multiplied by the fair value of the Company’s stock on March 31, 2021.

/s/ BPM LLP

BPM LLP
Walnut Creek, California
April 15, 2021
We have served as the Company’s auditor since October 2019

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$383,144	$40,834
Accounts receivable - trade, net of allowance for doubtful accounts of $5,690 as of 12/31/2020 and 12/31/2019	960,522	101,806
Inventory, net	570,524	600,674
Deposits	18,995	18,995
Total current assets	1,933,185	762,309

PROPERTY AND EQUIPMENT, NET	129,330	166,482
INTANGIBLE ASSETS, NET	1,130,718	1,802,434
GOODWILL	781,749	781,749
OPERATING LEASE RIGHT OF USE ASSET	380,247	537,522
TOTAL ASSETS	$4,355,229	$4,050,496

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade	$1,146,195	$1,157,090
Accrued expenses	2,592,251	259,093
Accrued expenses - related parties	37,394	31,485
Notes payable- PPP/EIDL loans, current	390,035	-
Derivative liability	1,101,436	1,300,915
Convertible notes payable	2,495,153	2,884,279
Notes payable- related party	49,144	104,144
Acquisition of EZ-CLONE Enterprises, Inc. payable in cash	1,026,000	1,026,000
Acquisition of EZ-CLONE Enterprises, Inc. payable in common stock	1,105,000	-
Current portion of operating lease right of use liability	140,772	140,772
Federal and state income taxes payable	343,125	-
Total current liabilities	10,426,505	6,903,778

LONG TERM LIABILITIES:
Deferred tax liability	352,649	470,200
Notes payable- PPP/EIDL, less current portion	485,679	-
Long term acquisition of EZ-CLONE Enterprises, Inc. payable in common stock	-	900,000
Non-current portion of operating lease right of use liability	264,868	410,734
Total long term liabilities	1,103,196	1,780,934

COMMITMENTS AND CONTINGENCIES (Note 15)	-	-

STOCKHOLDERS' DEFICIT
Preferred stock - $0.0001 par value, 10,000,000 shares authorized, no shares
issued and outstanding at 12/31/2020 and 12/31/2019, respectively	-	-
Common stock - $0.0001 par value, 120,000,000 shares authorized, 51,843,221 and 28,677,147
shares issued and outstanding at 12/31/2020 and 12/31/2019, respectively	388,587	386,269
Additional paid in capital	147,278,311	143,441,047
Accumulated deficit	(154,841,370)	(148,461,532)
Total stockholders' deficit	(7,174,472)	(4,634,216)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,355,229	$4,050,496

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended,
	December 31, 2020	December 31, 2019

NET REVENUE	$7,000,812	$8,217,562
COST OF GOODS SOLD	4,020,570	5,668,435
GROSS PROFIT	2,980,242	2,549,127
GENERAL AND ADMINISTRATIVE EXPENSES	4,870,204	7,010,059
RESTRUCTURING EXPENSE- FLOORING DIVISION	-	305,895
RESTRUCTURING EXPENSE- RETAIL STORES AND ONLINE SALES	-	250,000
OPERATING LOSS	(1,889,962)	(5,016,827)

OTHER INCOME (EXPENSE):
Change in fair value of derivative	199,479	496,338
Interest expense, net	(1,089,734)	(1,204,119)
Loss on debt conversions	(945,169)	(1,767,325)
Loss on debt settlement	(2,422,500)	-
Total other expense, net	(4,257,924)	(2,475,106)

LOSS BEFORE INCOME TAXES	(6,147,886)	(7,491,933)

Income taxes - current (expense) benefit	(231,952)	117,550

NET LOSS	(6,379,838)	(7,374,383)

Net loss attrituable to noncontrolling interest in EZ-CLONE Enterprises, Inc.	-	88,938

NET LOSS ATTRIBUTABLE TO GROWLIFE, INC. AND SUBSIDIARIES	$(6,379,838)	$(7,285,445)
COMMON SHAREHOLDERS

Basic and diluted loss per share	$(0.18)	$(0.29)

Weighted average shares of common stock outstanding- basic and diluted	35,286,804	25,145,036

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

					Total
	Common Stock		Additional Paid	Accumulated	Stockholders'
	Shares	Amount	in Capital	Deficit	(Deficit)
Balance as of December 31, 2018	22,917,327	343,749	139,331,067	(141,176,087)	(1,501,271)
Stock based compensation for stock options	-	$-	$62,042	$-	62,042
Stock based compensation for warrants	-	-	96,000	-	96,000
Shares issued for services rendered	147,890	2,219	172,216	-	174,435
Shares issued for convertible note and interest conversion	4,495,806	26,721	2,655,302	-	2,682,023
Shares issued for settlement of warrant	833,333	12,500	987,500	-	1,000,000
Shares issued for convertible note commitment fee	33,333	500	24,500	-	25,000
Warrant exercise-cashless	26,111	392	(392)	-	-
Share issuance for correction related to funding services	188,335	188	112,812	-	113,000
Fractional shares issued related to reverse stock split	35,011	-	-	-	-
Net Loss attributable to noncontrolling interest in EZ-Clone	-	-	-	88,938	88,938
Net loss for the year ended December 31, 2019	-	-	-	(7,374,383)	(7,374,383)

Balance as of December 31, 2019	28,677,147	386,269	143,441,047	(148,461,532)	(4,634,216)
Stock based compensation for stock options	-	-	47,169	-	47,169
Stock based compensation for warrants	-	-	78,000	-	78,000
Shares issued for services rendered	40,000	4	11,796	-	11,800
Shares issued for convertible note and interest conversion	19,573,920	1,959	3,113,249	-	3,115,208
Shares issued for convertible note commitment fee	3,552,000	355	586,565	-	586,920
Warrant exercise	154	-	485	-	485
Net loss for the year ended December 31, 2020	-	-	-	(6,379,838)	(6,379,838)
Balance as of December 31, 2020	51,843,221	388,586	147,278,311	(154,841,370)	(7,174,472)

For the year ended December 31, 2020 and 2019, the Company’s share of the net loss totaled $6.379,838 and $7,285,445.

The accompanying notes are an integral part of these consolidated financial statements.

 GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended,
	December 31, 2020	December 31, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,379,838)	$(7,285,445)
Adjustments to reconcile net loss to net cash (used in)
operating activities
Depreciation	37,152	89,322
Restructuring Expense - stores & flooring	-	555,895
Amortization of intangible assets	671,716	838,262
Stock based compensation	125,169	158,042
Common stock issued for services	11,800	312,435
Non cash interest and amortization of debt discount	1,061,852	933,265
Change in fair value of derivative liability	(199,479)	(494,558)
Loss on debt conversions	945,169	1,767,325
Loss on debt settlement	2,422,500	-
Changes in operating assets and liabilities:
Accounts receivable	(858,716)	(59,552)
Inventory	30,150	191,990
Prepaids costs	-	3,418
Deposits	-	32,921
Right of use, net	11,409	13,984
Accounts payable	28,105	371,270
Accrued expenses	(83,433)	(131,331)
Deferred revenue	-	(89,504)
Change in deferred taxes	(117,551)	(117,550)
Change in federal and state taxes payable	343,125	-
CASH (USED IN) OPERATING ACTIVITIES	(1,950,870)	(2,909,811)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in purchased assets	-	(12,463)
NET CASH (USED IN) INVESTING ACTIVITIES:	-	(12,463)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of convertible notes payable	(431,151)	(778,872)
Proceeds from notes payable	2,723,846	1,416,137
Repayment on capital lease	-	(8,534)
Proceeds from the issuance of common stock	485	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,293,180	628,731

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	342,310	(2,293,543)

CASH AND CASH EQUIVALENTS, beginning of period	40,834	2,334,377

CASH AND CASH EQUIVALENTS, end of period	$383,144	$40,834

Supplemental disclosures of cash flow information:

Non-cash investing and financing activities:
Shares issued for convertible note and interest conversion	$1,947,819	$1,834,246
Issuance of stock for debt issuance costs	$586,565	$-
Loss of debt conversions- issuance of stock	$984,169	$2,035,876
Gain on debt conversions- reduction of accounts payable	$39,000	$268,551
Conversion of Noncontrolling interest to acquisition payable	$-	$1,343,895

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

On September 15, 2020, the Company received notice that William Blackburn and Brad Mickelsen (“Plaintiffs”), minority shareholders of EZ-CLONE Enterprises, Inc., a majority owned subsidiary of the Company, filed a complaint against the Company and its officers Marco Hegyi and Mark Scott (“Officers”), in the Superior Court of California, County of Sacramento (“Complaint”) for claims related to breach under the Purchase and Sale Agreement dated October 15, 2018 between the Company and Plaintiffs. The Complaint also alleges that the Company and its Officers made certain false representations and other claims to consummate the Transaction and as a result has failed to complete the second closing as required under Purchase and Sale Agreement. The Plaintiffs are seeking rescission of the Purchase and Sale Agreement, unspecified damages in excess of ten thousand dollars, and other equitable relief. As of December 4, 2020, the Company’s officers were dismissed from the case. The Plaintiffs are seeking rescission of the Purchase and Sale Agreement, unspecified damages in excess of ten thousand dollars, and other equitable relief. See Note 17 for description of Legal Proceedings.

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

As of December 31, 2020, the Company recorded a liability of $2,131,000 for acquisition payable of which a $1,105,000 is payable in stock and $1,026,000 is payable in cash.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $6,379,838 and $7,374,383 for the years ended December 31, 2020 and 2019, respectively. Net cash used in operating activities was $1,950,870 and $2,909,811 for the years ended December 31, 2020 and 2019, respectively.

The Company anticipates that it will record losses from operations for the foreseeable future. As of December 31, 2020, the Company’s accumulated deficit was $154,841,370.  The Company has limited capital resources, and operations to date have been funded with the proceeds from private equity and debt financings. These conditions raise substantial doubt about our ability to continue as a going concern.

The Company believes that its cash on hand will be sufficient to fund our operations only until May 31, 2021. The Company needs additional financing to implement our business plan and to service our ongoing operations and pay our current debts. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations, and divest all or a portion of our business. We may seek additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt. Equity financing, if obtained, could result in dilution to the Company’s then-existing stockholders and/or require such stockholders to waive certain rights and preferences. If such financing is not available on satisfactory terms, or is not available at all, the Company may be required to delay, scale back, eliminate the development of business opportunities and our operations and financial condition may be materially adversely affected.

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

Cash and Cash Equivalents - We classify highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.  At December 31, 2020, the Company had uninsured deposits in the amount of $133,144.

Accounts Receivable and Revenue – The company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which requires the application of the five-step-principles-based-accounting-model for revenue recognition. These steps include (1) a legally enforceable contract, written or unwritten is identified; (2) performance obligations in the contracts are identified; (3) the transaction price reflecting variable consideration, if any, is identified; (4) the transaction price is allocated to the performance obligations; and (5) revenue is recognized when the control of goods is transferred to the customer at a particular time or over time. Our hydroponic sales are cash or credit card. Our EZ-CLONE sales include credit cash, payments in advance, 3% discount upon receipt and, we extend thirty day terms to select customers. We have not incurred any costs to acquire contracts that would require capitalization as of December 31, 2020 and 2019. Accounts receivable are reviewed periodically for collectability. As of December 31, 2020 and December 31, 2019, the Company has an allowance for doubtful accounts totaling $5,690.

Sales Returns - We allow customers to return defective products when they meet certain established criteria as outlined in our sales terms and conditions. It is our practice to regularly review and revise, when deemed necessary, our estimates of sales returns, which are based primarily on actual historical return rates. We record estimated sales returns as reductions to sales, cost of goods sold, and accounts receivable and an increase to inventory. Returned products which are recorded as inventory are valued based upon the amount we expect to realize upon its subsequent disposition. As of December 31, 2020 and 2019, there was a reserve for sales returns of $20,000, respectively, which is minimal based upon our historical experience.

Concentration of Credit and Sales Risk -

The Company had the following concentrations of credit and sales risk-

Customers with over 10% of sales- the Company had two customers of EZ-CLONE that represented approximately 36% and 13% of consolidated revenue for the year ended December 31, 2020.

Customers with over 10% of outstanding accounts receivable- one customer totaling 88.8% and 77.7% as of December 31, 2020 and 2019, respectively.

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

Goodwill-The Company reviews its acquired goodwill for impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. In reviewing its goodwill, the Company performs a qualitative analysis to determine if it is more-likely-than-not that the goodwill is impaired. If the qualitative analysis indicates that goodwill is likely impaired, the Company calculates the fair value of its goodwill by allocating the fair value of the business unit containing the goodwill to all its tangible and intangible assets and liabilities, with the residual fair value allocated to goodwill. The excess, if any, of the goodwill carrying value in excess of its fair value would be recognized as an impairment loss. Management has concluded that, based on a qualitative analysis, it is more-likely-than-not that goodwill has not been impaired as of December 31, 2020 and 2019.

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

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of December 31, 2020 and 2019 are based upon the short-term nature of the assets and liabilities. The Company’s derivative financial instruments are considered Level 3 instruments. See Note 12.

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

As of December 31, 2020, there are also (i) stock option grants outstanding for the purchase of 506,667 common shares at a $1.496 average exercise price; and (ii) warrants for the purchase of 3,451,737 shares of common shares at a $2.428 average exercise price. In addition, we have an unknown number of common shares to be issued under the Crossover, 12% convertible promissory note financing and Labrys agreements in the case of default. In addition, the Company has an unknown number of common shares to be issued under the convertible notes with Chicago Venture, Iliad and St. George, and Silverback Capital financing agreements and warrants because the number of shares ultimately issued depends on the price at which the holder converts its debt to shares and exercises its warrants. The lower the conversion or exercise prices, the more shares that will be issued to the holder upon the conversion of debt to shares. The Company will not know the exact number of shares of stock issued to the holder until the debt is actually converted to equity.

As of December 31, 2019, there are also (i) stock option grants outstanding for the purchase of 550,000 common shares at an $1.491 average exercise price; and (ii) warrants for the purchase of 2,418,834 shares of common shares at a $3.465 average exercise price. In addition, the Company had have an unknown number of common shares to be issued under the Crossover financing agreements in the case of default. In addition, the Company had an unknown number of common shares to be issued under the Chicago Venture, Iliad and St. George financing agreements because the number of shares ultimately issued to Chicago Venture depends on the price at which Chicago Venture converts its debt to shares and exercises its warrants. The lower the conversion or exercise prices, the more shares that will be issued to Chicago Venture upon the conversion of debt to shares. The company will not know the exact number of shares of stock issued to Chicago Venture until the debt is actually converted to Equity.

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

Advertising – Advertising costs are charged to selling, general and administrative expenses as incurred. Advertising and marketing costs for the years ended December 31, 2020 and 2019 were $144,964 and $309,541, respectively.

Comprehensive loss – Comprehensive loss is defined as the change in equity of a business during a period from non-owner sources. There were no differences between net loss for the years ended December 31, 2020 and 2019 and comprehensive loss for those periods.

Research and Development Expenses – There are no research and development expenses for the years ended December 31, 2020 and 2019, respectively.

Recent Accounting Pronouncements

Right of Use Assets and Liabilities- ASU 2016-02, Leases (Topic 842), which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are now classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations.

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). The amendment is meant to simplify the accounting for convertible instruments by removing certain separation models in subtopic 470-20 for convertible instruments. The amendment also changed the method used to calculate dilutes EPS for convertible instruments and for instruments that may be settled in cash. The amendment is effective for years beginning after December 15, 2021, with early adoption for years beginning after December 15, 2020 including interim periods for those fiscal years. We are currently evaluating the impact of adoption this standard on the Company’s consolidated financial statements and related disclosures.

Based on the Company’s review of accounting standard updates issued , there have been no other newly issued or newly applicable accounting pronouncements that have had, or are expected to have, a significant impact on the Company’s consolidated financial statements.

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

On September 15, 2020, the Company received notice that William Blackburn and Brad Mickelsen (“Plaintiffs”), minority shareholders of EZ-CLONE Enterprises, Inc., a majority owned subsidiary of the Company, filed a complaint against the Company and its officers Marco Hegyi and Mark Scott (“Officers”), in the Superior Court of California, County of Sacramento (“Complaint”) for claims related to breach under the Purchase and Sale Agreement dated October 15, 2018 between the Company and Plaintiffs. As of December 4, 2020, the Company’s officers were dismissed from the case. The Plaintiffs are seeking rescission of the Purchase and Sale Agreement, unspecified damages in excess of ten thousand dollars, and other equitable relief. See Note 17 for description of Legal Proceedings.

As of December 31, 2020 and 2019, the Company has recorded a liability of $2,131,000 for acquisition payable of which a $1,105,000 is payable in stock and $1,026,000 is payable in cash.

This acquisition accelerated the Company’s revenue growth, increased the Company gross margins and added additional personnel.

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

For accounting purposes, from the October 15, 2018 acquisition date and through November 4, 2019, the Company consolidated EZ-Clone given their control and treated its ability to acquire the remaining 49% interest in EZ-Clone as a de facto option to buy and has thus categorized it as a non-controlling interest until November 5, 2019 when the amended purchase agreement obligates the Company to purchase the remaining 49%. Effective in the quarter beginning October 1, 2019, the Company for accounting purposes, considers EZ-Clone to be 100% owned and thus eliminated the non-controlling interest and recorded an acquisition payable related to the balance owed. As of December 31, 2019, the Company has an acquisition payable totaling $1,926,000, of which $1,026,000 is currently due in cash and $900,000 is due in stock. The total liability consists of the discounted value of the future payments of $1,960,000 and the $171,000 extension fee payable. The Company accreted the difference between the carrying value of the acquisition payable and the contractual obligations as interest expense through July 2020 when payment was due. The Company recorded the $171,000 as a financing fee and expensed it as interest expense in 2019. During the fourth quarter of 2019, the Company recorded a noncash financing charge as interest expense totaling approximately $410,000 to recognize the acquisition payable and to eliminate the non-controlling interest. During the year ended December 31, 2020 the Company recognized an additional $205,000 of interest expense to accrete the acquisition payable in stock to $1,105,000.

As of the acquisition date in October 2018, the Company recognized approximately $3.4 million of intangible assets and began amortizing them over 3 years. In the fourth quarter of 2019, the Company completed its evaluation of assets acquired and finalized its asset valuation. The finalized valuation resulted in lower intangible assets from the original assessment, allocating some of the intangible to Goodwill and determined that the life of definite life intangibles to be 3.5 years (See Note 7). The Company adjusted the cost basis and accumulated amortization, reducing both, but did not change 2019 amortization expense that had been recorded through September 30, 2019 which was in excess of $800,000.The change in the purchase accounting also resulted in the recording of a deferred tax liability and the lowering of non-controlling interest by $587,750 and such reclassification was made to the December 31, 2018 balance sheet..

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

NOTE 5 – INVENTORY

Inventory as of December 31, 2020 and 2019 consisted of the following:

	December 31,	December 31,
	2020	2019

Raw materials	$456,723	$329,482
Work in process	83,792	49,253
Finished goods	26,557	92,703
Inventory deposits	3,452	129,236
Total	$570,524	$600,674

Raw materials consist of supplies for product lines at EZ-CLONE.

Finished goods inventory relates to product lines EZ- CLONE.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2020 and 2018 consists of the following

	December 31,	December 31,
	2020	2019

Machinery, equipment and tooling	$356,867	$356,867
Computer equipment	16,675	16,675
Leasehold improvements	14,702	14,702
Total property and equipment	388,244	388,244
Less accumulated depreciation and amortization	(258,914)	(221,763)
Net property and equipment	$129,330	$166,482

Total depreciation expense was $37,152 and $89,232 for the years ended December 31, 2020 and 2019, respectively. All equipment is used for manufacturing, selling, general and administrative purposes and accordingly all depreciation is classified in cost of goods sold, selling, general and administrative expenses.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets as of December 31, 2020 and 2019 consisted of the following:

	Estimated Useful Lives	December 31, 2020	December 31, 2019

Customer Lists	5 Years	$1,297,000	$1,297,000
Intellectual Property	5 Years	1,054,000	1,054,000
less accumulated amortization		(1,220,282)	(548,566)
Net Intangible assets-definitive life		1,130,718	1,802,434
xc
Goodwill-indefinite life	N/A	781,749	781,749
xc
Total intangible assets and goodwill		$1,912,467	$2,584,183

As of the EZ-CLONE acquisition date in October 2018, the Company originally recognized approximately $3.4 million of intangible assets and began amortizing them over 3 years. In the fourth quarter of 2019, the Company completed its evaluation of assets acquired and finalized its asset valuation. The finalized valuation resulted in lower intangible assets from the original assessment, allocated some of the intangible to Goodwill and determined that the life of definite life intangibles to be 3.5 years. In the 4th quarter of 2019, The Company adjusted the cost basis and accumulated amortization, reducing both, but did not change 2019 amortization expense that had been recorded through September 30, 2019 which was in excess of $800,000.

Total amortization expense was $671,716 and $838,262 for the years ended December 31, 2020 and 2019, respectively.

NOTE 8- LEASES

The Company previously entered into operating leases for retail and corporate facilities. These leases have terms which range from two to five years, and often include options to renew. These operating leases are listed as separate line items on the Company's December 31, 2018 Consolidated Balance Sheet and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are also listed as separate line items on the Company's December 31, 2018 Consolidated Balance Sheet. Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, the Company recognized right-of-use assets and lease liabilities for operating leases of approximately $1,378,000 on January 1, 2019. Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. During the three months ended September 30, 2019 the Company cancelled all but one lease and has recognized the rent and termination fees related to the cancelled leases as an expense in the quarter ended September 30, 2019. As of December 31, 2020, total right-of-use assets and operating lease liabilities for remaining long-term lease was $380,247 and $537,522, respectively. During the years ended December 31, 2020 and 2019, the Company recognized approximately $222,984 in total lease costs for the lease.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company's operating right-of-use assets and related lease liabilities as of and for the year ended December 31, 2020 were as follows:

Cash paid for ROU operating lease liability $211,575
Weighted-average remaining lease term 3 years
Weighted-average discount rate 10%

Minimum future lease payments as of December 31, 2020
Year Ended
December 31, 2020	$
2021	$216,300
2022	222,792
2023	62,238

501,330
Imputed interest	(95,690)
Total lease liability	$405,640

NOTE 9- ACCOUNTS PAYABLE

Accounts payable were $1,146,195 and $1,157,090 as of December 31,2020 and 2019, respectively. Such liabilities consisted of amounts due to vendors for inventory purchases, audit, legal and other expenses incurred by the Company.

NOTE 10- ACCRUED EXPENSES

Accrued expenses were $2,592,251 and $259,093 as of December 31, 2020 and 2019, respectively. Such liabilities consisted of amounts due to sales tax, payroll and restructuring expense liabilities. On April 5, 2021, the Company entered into a Warrant Settlement Agreement dated March 31, 2021 with St. George and Iliad to resolve a dispute regarding prior financings. The Company agreed to issue St. George 11,750,000 shares of our common stock to cancel a warrant related to a February 9, 2018 subscription agreement. The Company agreed to issue Iliad 2,500,000 shares of our common stock to cancel a warrant related to a October 15, 2018 securities Purchase agreement. The Company record a loss on debt settlement of $2,422,500 and accrued a settlement liability for its obligation to issue future shares of common stock as of December 31, 2020. As of September 30, 2019, the Company closed retail stores in Portland, Maine, Encino, California and Calgary, Canada. The Company has restructuring reserves to settle primarily real estate lease issues and such reserves totaled $209,577 as of December 31, 2020 and December 31, 2019, respectively.

NOTE 11 – CONVERTIBLE NOTES PAYABLE, NET

Convertible notes payable as of December 31, 2020 consisted of the following:

				Balance
		Accrued	Debt	As of
	Principal	Interest	Discount	December 31, 2020
10% OID Convertible Promissory Notes	$1,453,163	$432,144	$-	$1,885,307
12% Convertible Promissory Notes	253,000	5,888	(13,912)	244,976
12% Self-Amortizing Promissory Notes	969,746	10,981	(615,857)	364,870
	$2,675,909	$449,013	$(629,769)	$2,495,153

Convertible notes payable as of December 31, 2019 consisted of the following:

				Balance
		Accrued	Debt	As of
	Principal	Interest	Discount	December 31, 2019
10% OID Convertible Promissory Notes	$2,195,007	$220,980	$-	$2,415,987
Secured Advance Note	205,228	-	-	205,228
12% Convertible Promissory Notes	281,600	3,055	(21,591)	263,064
	$2,681,835	$224,035	$(21,591)	$2,884,279

10% OID Convertible Promissory Notes at December 31, 2020

				Balance
		Accrued	Debt	As of
10% OID Convertible Promissory Notes-	Principal	Interest	Discount	December 31, 2020
Illiad 8-7-18	$250,637	$319,982	$-	$570,620
Odyssey 7-22-19	390,000	59,595	-	449,595
CVP 1-29-20	555,000	50,088	-	605,088
Silverback 9-1-20 (1) - From Illiad 8-7-18	140,146	585		140,731
Silverback 11-18-20 (3) - From Illiad 8-7-18	117,380	1,894		119,274
	$1,453,163	$432,144	$-	$1,885,307

Funding from Chicago Venture Partners, L.P. (“Chicago Venture” or “CVP”), Iliad Research and Trading, L.P. (“Iliad”) and Odyssey Research and Trading, LLC, (“Odyssey”). The Company typically issues original issuance discount notes with these parties that has a stated interest rate of typically 10%. Accrued interest represents the interest to be accreted over the remaining term of the notes. These notes contain terms and conditions that are deemed beneficial conversion features and the Company recognizes a derivative liability related to these terms until the notes are converted. Upon the conversion of these notes, the Company records a loss on debt conversion and reduces their derivative liability. The notes may be converted to common stock after six months until they are converted.

As of December 31, 2020, the outstanding principal balance due to Chicago Venture, Iliad and Odyssey was $1,195,637 and accrued interest was $429,665 which results in a total amount of $1,625,302.

During the year ended December 31, 2020, Chicago Venture and Iliad converted principal and accrued interest of $600,000 into 4,882,919 shares of our common stock at a per share conversion price of $0.123 with a fair value of $1,006,518. The Company recognized $287,466 loss on debt conversions during the year ended December 31, 2020.

As of December 31, 2019, the outstanding principal balance due to Chicago Venture, Iliad and Odyssey, entities controlled by the same person, was $2,195,007 and accrued interest was $220,980, which results in a total amount of $2,415,987.

Silverback Capital Corporation

During 2020 Silverback Capital Corporation purchased from Iliad Research and Trading L.P. $993,855 of Iliad’s outstanding note balance with the Company. During the year ended December 31, 2020, Silverback Capital Corporation converted principal and accrued interest of $746,632 into 9,510,000 shares of our common stock at an average per share conversion price of $0.0757 with a fair value of $1,084,870. The Company recognized $447,324 loss on Silverback debt conversions during the year ended December 31, 2020. As of December 31, 2020 the principal balance owed Silverback totals $247,740.

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

The total amount of funding under the Odyssey Agreements is $1,105,000. The Convertible Promissory Note carries an original issue discount of $100,000 and a transaction expense amount of $5,000, for total debt of $1,105,000. As of December 31, 2020 the principal balance owed Odyssey is $390,000. The Company agreed to reserve three times the number of shares based on the redemption value with a minimum of 3,333,334 shares of its common stock for issuance upon conversion of the Debt, if that occurs in the future. The Debt carries an interest rate of ten percent (10%). The Debt is convertible, at Odyssey’s option, into the Company’s common stock at $1.50 per share subject to adjustment as provided for in the Secured Promissory Notes.

The Company’s obligation to pay the Debt, or any portion thereof, is secured by all of the Company’s assets.

The Company has approximately $645,000 available under the Notes as of December 31, 2020. As of April 15, 2021, the Company has borrowed the remaining balance of $645,000 and the outstanding balance is convertible into our common stock.

The 10% Notes are convertible at the holder’s option into the Company’s common stock at 65% of the lower of $1.35 or the current fair market value of the stock. Based upon the closing price of the stock at December 31, 2020, the notes would convert to approximately 17,139,155 shares.

12% Convertible Promissory Notes at December 31, 2020

				Balance
		Accrued	Debt	As of
	Principal	Interest	Discount	December 31, 2020
12% Convertible Promissory Notes
Power Up Lending Group Ltd 7/13/20 Convertible Promissory Note	$80,300	$4,435	$(475)	$84,260
Power Up Lending Group Ltd 11/30/20 Convertible Promissory Note	113,850	1,124	(8,587)	106,387
Power Up Lending Group Ltd 12/8/20 Convertible Promissory Note	58,850	329	(4,850)	54,329
	$253,000	$5,888	$(13,912)	$244,976

As of the beginning of 2020, the Company owed Power Up Lending Group Ltd (Power Up) $281,600. During 2020 the Company entered an additional $199,100 of convertible notes which were settled by year end. These $480,700 of notes were settled when $395,700 of notes were converted to common stock and a cash payment of $85,000 was made. As of December 31, 2020 the following Power Up convertible notes that the Company also entered into with Power Up Lon July 13, 2020, November 30, 2020, and December 8, 2020 for $253,000 to fund short-term working capital were still outstanding The Notes accrues interest at a rate of 12% per annum and became due in one year and are convertible into common stock at 75% of market value after six months. On December 31, 2020, the notes are convertible into X shares of common stock.  The Company received cash of $220,000 under these three notes after deducting original issue discount and fees.

12% Self-Amortizing Promissory Notes at December 31, 2020

				Balance
		Accrued	Debt	As of
	Principal	Interest	Discount	December 31, 2020
12% Self-Amortizing Promissory Notes
Labrys 8-31-20	$592,144	$986	$(454,431)	$138,700
EMA 10-2-20	221,000	6,031	(87,535)	139,496
FirstFire 10-12-20	156,602	3,964	(73,891)	86,675
	$969,746	$10,981	$(615,857)	$364,870

Labrys Fund L.P.

On August 31, 2020, the Company executed the following agreements with Labrys: (i) Securities Purchase Agreement; and (ii) Self-Amortization Promissory Note for $750,000 (“Note”); (collectively the “Labrys Agreements”). The Company entered into the Labrys Agreements with the intent to acquire working capital to grow the Company’s businesses and complete the EZ-CLONE Enterprises, Inc. acquisition.

The total amount of funding received under the Labrys Agreements, after deducting the $75,000 original issue discount and $42,250 of fees was $632,750. The Note requires a payment of $250,000 on November 30, 2020 and $51,042 at each month end from December 2020 through November 30, 2021. The Company issued commitment shares of 1,662,000 shares related to the Labrys Agreement and the value of such shares are being treated as a discount and being amortized over the term of the note. The Debt is due on or before November 30, 2021. The Debt carries an interest rate of twelve percent (12%). Upon an event of default as defined in the agreement, the Debt is convertible into the Company’s common stock at the closing price the day before the conversion, subject to adjustment as provided for in the Note. The Company agreed to reserve 5,043,859 shares of its common stock for issuance if any Debt is converted.

Labrys Fund Amendment #2

On November 30, 2020, GrowLife, Inc. (“the Company”) entered into Amendment No. 2 of the Self-Amortization Promissory Note (“Amendment No. 2”) amendment that certain Self-Amortization Promissory Note originally issued by the Company to Labrys on August 31, 2020 (the “Note”). Amendment No. 2 included the following amendments to the Note:

1. The Company issued 550,000 restricted shares of the Company’s common stock (the “Amendment Shares”) to the Holder on or before December 2, 2020 and the value of such shares are being amortized as a debt discount through the remaining term of the note.
2.  The first Amortization Payment (as defined in the Note) of $250,000 originally due on November 30, 2020, shall instead be due as follows: $125,000 was paid by December 3, 2020 and $125,000 is due on or before December 31, 2020.
 3. The Company shall no longer have the right to exercise the extension options as defined in the agreement.

Labrys Fund Amendment #3

On December 31, 2020, GrowLife, Inc. (“the Company”) entered into Amendment No. 3. Pursuant to Amendment No. 3 the Company issued 340,000 restricted shares of the Company’s common stock (the “Amendment Shares”) and issued a common stock purchase warrant for the purchase of 1,033,057 shares of the Company’s common stock (the “Warrant”). The value of the Amendment shares, and the Warrant are being amortized as a debt discount through the remaining term of the note. In exchange for the Warrant and Amendment Shares, the outstanding payment of $125,000 owed on or before December 31, 2020 (as described in Amendment No. 2) (“Outstanding Payment”), was amended so that no payment was required and that the future monthly payments beginning in January 2021 through November 30, 2022 have been increased to $61,458 from $51,042.

EMA Financial LLC

On October 2, 2020, the Company executed the following agreements with EMA: (i) Securities Purchase Agreement; and (ii) Self-Amortization Promissory Note for $221,000 (“Note”); (collectively the “EMA Agreements”). The Company entered into the EMA Agreements with the intent to acquire working capital to grow the Company’s businesses and complete the EZ-CLONE Enterprises, Inc. acquisition.

FirstFire Global Opportunities Fund, LLC

On October 2, 2020, the Company executed the following agreements with FF: (i) Securities Purchase Agreement; and (ii) Self-Amortization Promissory Note (“Note”); (collectively the “FF Agreements”). The Company entered into the FF Agreements with the intent to acquire reduce debt.

Notes Payable

				Balance
		Accrued	Debt	As of
	Principal	Interest	Discount	December 31, 2020
1% Note Payble under Paycheck Protection Program (GLI) 4-14-20	$362,500	$2,638	$-	$365,138
1% Note Payble under Paycheck Protection Program (EZ) 5-3-20	203,329	1,371	-	204,700
3.75% Economic Injury Disaster Loan (GLI) 6-19-20	149,900	3,001	-	152,901
3.75% Economic Injury Disaster Loan (EZ) 6-19-20	149,900	3,075	-	152,975
Parties related to shareholders of EZ-CLONE Enterprises, Inc.	49,144	-	-	49,144
Total notes payable	914,773	10,085	-	924,857
Less long term notes payable	(485,679)	-	-	(485,679)
Short term notes payable	$429,094	$10,085	$-	$439,179

On April 17, 2020, the Company received $362,500 under the Paycheck Protection Program of the U.S. Small Business Administration’s (SBA) 7(a) Loan Program pursuant to the Coronavirus, Aid, Relief and Economic Security Act (CARES Act), Pub. Law 116-136, 134 Stat. 281 (2020). At December 31, 2020, the Company recorded interest expense of $2,638 at 1%. The loan is due April 2022 and requires 12 monthly equal principal payments beginning May 2021 unless forgiven. The Company is utilizing the funds in accordance with the legal requirements and expects this loan to be forgiven during 2021.

On May 7, 2020, EZ-CLONE received $203,329 under the Paycheck Protection Program of the U.S. Small Business Administration’s 7(a) Loan Program pursuant to the Coronavirus, Aid, Relief and Economic Security Act (CARES Act), Pub. Law 116-136, 134 Stat. 281 (2020). At December 31, 2020, the Company recorded interest expense of $1,371 at 1%. The loan is due April 2022 and requires 12 monthly equal principal payments beginning May 2021 unless forgiven. The Company is utilizing the funds in accordance with the legal requirements and expects this loan to be forgiven during 2021.

On June 19, 2020, the Company, including its EZ-CLONE subsidiary, received two loans totaling $299,800 under the Economic Injury Disaster Loan Program of the U.S. Small Business Administration’s 7(a) Loan Program pursuant to the Coronavirus, Aid, Relief and Economic Security Act (CARES Act), Pub. Law 116-136, 134 Stat. 281 (2020). Repayment terms on the loans are monthly principal and interest totaling approximately $1,392 over a 30-year term at 3.75%. In addition, the loan contains a 12-month payment deferral beginning on the loan date. There is no prepayment penalty on the EIDL loan. For the year ended December 31, 2020 the company recorded interest expense of $6,152.

On December 31, 2020, our EZ-CLONE subsidiary had a $49,144 balance of “founder’s loans” with no interest rate of payment terms defined. During 2020, $55,000 of these loans were repaid.

Secured Advance Note with Crossover Capital Fund I LLC (“Crossover”)

On September 20, 2019, the Company closed a Secured Advance Note with Crossover Capital Fund I LLC (the “Crossover Note”). The total amount of funding under the Crossover Note is $250,000. The Crossover Note was due in nine months and is repayable weekly at $9,205. The Crossover Note was convertible into the Company’s common stock at the market value share price subject to adjustment as provided for in the Crossover Note in the case of default. As of December 31, 2020, the outstanding principal balance due Crossover was $0. During the year ended December 31, 2020, Crossover converted principal and accrued interest of $171,234 into 1,121,560 shares of our common stock

The following is a schedule of notes payable maturities as of December 31, 2020:

2021	$439,179
2022	194,226
2023	5,813
2024	6,035
2025	6,265
thereafter	273,340
$924,858

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

There was a derivative liability of $1,101,436 and $1,300,915 as of December 31, 2020 and December 31, 2019, respectively. For the twelve months ended December 31, 2020 and 2019, the Company recorded non-cash expense $28,173 and non-cash income of $361,179 related to the “change in fair value of derivative” expense related to the Chicago Venture, Iliad, and PowerUp financing. These were the only changes in level 3 fair value instruments during such periods.

Derivative liability as of December 31, 2020 was as follows:

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	December 31, 2020

Liabilities:
Derivative Instruments	$-	$-	$1,101,436	$1,101,436

Total	$-	$-	$1,101,436	$1,101,436

There were no transfers among Level 1, Level 2, or Level 3 categories in the periods presented.

Derivative liability as of December 31, 2019 was as follows:

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	December 31, 2019

Liabilities:
Derivative Instruments	$-	$-	$1,300,915	$1,300,915

Total	$-	$-	$1,300,915	$1,300,915

The change in the value of the derivative during 2020 and 2019 resulted in a benefit totaling $199,479 and $496,338 and these were the only changes in level 3 fair value instruments during such years. There were no transfers among Level 1, Level 2, or Level 3 categories in the periods presented.

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

Certain Relationships

Please see the transactions with Chicago Venture Partners, L.P. discussed in Notes 11, 13 and 14.

Transactions with Marco Hegyi

On October 21, 2018, a 5-year Warrant for Mr. Hegyi to purchase up to 66,666 shares of our common stock at an exercise price of $1.50 per share vested. The warrant was valued at $390,000 and we recorded $178,750 as compensation expense for the year ended December 31, 2018. On October 15, 2018, Mr. Hegyi received Warrants to purchase up to 320,000 shares of the Company’s common stock at an exercise price of $1.80 per share and which vest on October 15, 2018, 2019 and 2020. The Warrants are exercisable for 5 years. The warrants that vested on October 15, 2019 and 2018 were valued at $192,000 and the Company recorded compensation expense of $78,000 and $96,000 for the years ended December 31, 2020 and 2019.

On October 15, 2018, the Board of Directors approved an Employment Agreement with Marco Hegyi pursuant to which the Company engaged Mr. Hegyi as its Chief Executive Officer through October 15, 2021. See Note 16 for additional details.

Transactions with an Entity Controlled by Mark E. Scott

On October 15, 2018, an entity controlled by Mr. Scott was granted an option to purchase 133,333 shares of common stock at an exercise price of $1.80 per share. The stock option grant vests quarterly over three years and is exercisable for 5 years. The stock option grant was valued at $40,000. The Company recorded $13,333 as a compensation expense for the years ended December 31, 2020 and 2019.

Transaction with Joseph Barnes

On October 15, 2018, Mr. Barnes was granted an option to purchase 120,000 shares of common stock at an exercise price of $1.80 per share. The stock option grant vests quarterly over three years and is exercisable for 5 years. The Company recorded $12,000 as a compensation expense for the years ended December 31, 2020 and 2019.

Transactions with Katherine McLain

Ms. Katherine McLain was appointed as a director on February 14, 2017. Ms. McLain resigned from the Board of Directors on January 5, 2021. On February 22, 2019, the Company issued 54,054 shares of the Company’s common stock to Katherine McLain valued at $1.11 per share or $60,000. On April 16, 2020, the Company issued 20,000 shares of the Company’s common stock to Katherine McLain valued at $0.295 per share or $5,900. This issuance was an award for independent director services.

Transaction with Thom Kozik

Mr. Kozik was appointed as a director on October 5, 2017. On February 22, 2019, the Company issued 54,054 shares of the Company’s common stock to Mr. Kozik valued at $1.11 per share or $60,000. On April 16, 2020, the Company issued 20,000 shares of the Company’s common stock to Mr. Kozik valued at $0.295 per share or $5,900. This issuance was an award for independent director services.

Notes Payable to Related Parties

EZ-CLONE has $49,144 and $104,144 due to relatives of the shareholders as of December 31, 2020 and 2019, respectively.

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

Capital Stock Issued and Outstanding

As of December 31, 2020, the Company had issued and outstanding securities of 51,843,221 shares of common stock.

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

During the year ended December 31, 2020, the Company had the following issuances of unregistered equity securities to accredited investors unless otherwise indicated:

Debt and accrued interest of $1,947,819 was converted into 19,573,905 shares of our common stock at an average per share conversion price of $0.099.

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

On August 31, 2020, the Company issued commitment shares of 3,552,000 shares related to financing agreements at $0.165 or $586,920.

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

Warrants

The Company had the following warrant activity during the year ended December 31, 2020:

On December 31, 2020, the Company entered into Amendment No. 3 to the Self-Amortization Promissory Note (“Amendment No. 3”) as originally issued by the Company to Labrys on August 31, 2020 (the “Note”), Pursuant to Amendment No. 3 the Company issued a common stock purchase warrant for the purchase of 1,033,057 shares of the Company’s common stock (the “Warrant”) to the Holder on December 31, 2020. The exercise price is $$0.121 or $125,000. The three year warrant expires on December 31, 2023.

The Company issued 154 shares of common stock related to the exercise of warrants for $485, or $3.151 per share.

On April 5, 2021, the Company entered into a joint Warrant Settlement Agreement dated March 31, 2021 with St. George and Iliad to settle a dispute regarding prior financings. The Company agreed to issue St. George 11,750,000 shares of the Company’s common stock to cancel a warrant related to a February 9, 2018 subscription agreement. The Company agreed to issue Iliad 2,500,000 shares of the Company’s common stock to cancel a warrant related to a October 15, 2018 securities Purchase agreement. We recorded a loss on debt settlement of $2,423,000 for the year ended December 31, 2020 and accrued the liability as of December 31, 2020.

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

A summary of the warrants issued as of December 31, 2020 is as follows:

	December 31, 2020
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at January 1, 2020	2,418,834	$3.465
Issued	1,033,057	0.121
Exercised	(154)	(3.151)
Forfeited	-	-
Expired	-	-
Outstanding at Decemebr 31, 2020	3,451,737	$2.464
Exerciseable at December 31, 2020	3,451,737

A summary of the status of the warrants outstanding as of December 31, 2020 is presented below:

	December 31, 2020
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life	Price	Exerciseable	Price
1,033,057	3.00	$0.121	1,033,057	$0.121
366,667	5.66	1.500	366,667	1.500
320,000	3.88	1.800	320,000	1.800
1,407,428	0.83	3.150	1,407,428	3.150
324,586	2.00	7.500	324,586	7.500
3,451,737	1.898	$2.464	3,451,737	$2.464

Warrants had no intrinsic value as of December 31, 2020.

The warrants were valued using the following assumptions:

Dividend yield	0%
Expected life	1-5 Years
Expected volatility	70-200%
Risk free interest rate	0.78-2.6%

NOTE 15– STOCK OPTIONS

Description of Stock Option Plan

The Company has 1,333,333 shares available for issuance under the First Amended and Restated 2017 Stock Incentive Plan. The Company has outstanding unexercised stock option grants totaling 506.667 shares at an average exercise price of $1.496 per share as of December 31, 2020. The Company filed registration statements on Form S-8 to register 1,333,333 shares of our common stock related to the 2017 Stock Incentive Plan and First Amended and Restated 2017 Stock Incentive Plan.

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

Stock Option Activity

During the year ended December 31, 2020, the Company had the following stock option activity:

Stock option grants for 43,333 shares of common stock at an exercise price of $1.431 per share expired.

As of December 31, 2020, there are 506,667 options to purchase common stock at an average exercise price of $1.496 per share outstanding under the 2017 Amended and Restated Stock Incentive Plan. The Company recorded $47,170 and $62,132 of compensation expense, net of related tax effects, relative to stock options for the year ended December 31, 2020 and 2019 in accordance with ASC Topic 718. As of December 31, 2020, there is $21,468 of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately 2.73 years.

Stock option activity for the years ended December 31, 2020 and 19 are as follows:

	Options	Weighted Average	Option
	Shares	Exercise Price	$
Outstanding as of January 1, 2019	666,667	$1.410	$940,000
Granted	23,333	1.457	34,000
Exercised	(26,111)	(0.900)	(23,500)
Forfeitures	(113,889)	(1.146)	(130,500)
Outstanding as of December 31, 2019	550,000	1.491	820,000
Granted	-	-	-
Exercised	-	-	-
Forfeitures	(43,333)	(1.431)	(62,000)
Outstanding as of December 31, 2020	506,667	$1.496	$758,000

The following table summarizes information about stock options outstanding and exercisable at December 31, 2020:

		Weighted			Weighted
		Average	Weighted		Average
Range of	Number	Remaining Life	Average	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Exercise Price	Exerciseable	Exerciseable
$0.90	80,000	2.25	$0.90	80,000	$0.90
1.05	66,667	2.25	1.05	66,667	1.05
1.50	106,665	2.16	1.50	103,110	1.50
1.80	253,335	3.25	1.80	168,889	1.80
	506,667	2.73	$1.496	418,667	$1.43

Stock option grants totaling 506,667 shares of common stock no intrinsic value as of December 31, 2020.

The stock option grants were valued using the following assumptions:

Dividend yield	0%
Expected life	1-5 Years
Expected volatility	70-200%
Risk free interest rate	0.78-2.6%

NOTE 16 - SEGMENT REPORTING

The management of the Company considers the business to have two operating segments (i) the distribution of GrowLife products and GrowLife, Inc. and (ii) EZ-CLONE, a manufacturer of cloning products. EZ-CLONE has provided the majority of the Company’s gross margins during 2020 and 2019. The financial results from GrowLife products has been diminishing with the Company’s focus on EZ-CLONE.

The reporting for the year ended December 31, 2020 and 2019 was as follows (in thousands):

			Segment
		Gross	Operating	Segment
Segment	Revenue	Margin	Profit (Loss)	Assets
Year Ended December 31, 2020
GrowLife distribution products and GrowLife, Inc.	$1,568	$314	$(2,465)	$108
EZ-CLONE cloning manufacturing (1)	5,433	2,666	575	4,247
Total segments	$7,001	$2,980	$(1,890)	$4,355

Year Ended December 31, 2019
GrowLife distribution products and GrowLife, Inc.	$4,487	$663	$(4,857)	$(228)
EZ-CLONE cloning manufacturing (2)	3,731	1,886	(160)	4,278
Total segments	$8,218	$2,549	$(5,017)	$4,050

(1)
Includes $240,000 per quarter for EZ-CLONE expenses recorded at GrowLife for 2020. This also includes all acquisition balances discussed in Note 4.

(2)
Includes $300,000 for EZ-CLONE expenses recorded at GrowLife for 2019. This also includes all acquisition balances discussed in Note 4.

NOTE 17 – COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

Legal Proceedings

From time to time, the Company may become subject to various legal proceedings that are incidental to the ordinary conduct of the Company’s business. Although we cannot accurately predict the amount of any liability that may ultimately arise with respect to any of these matters, it makes provision for potential liabilities when it deems them probable and reasonably estimable. These provisions are based on current information and may be adjusted from time to time according to developments.

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

On September 15, 2020, the Company received notice that William Blackburn and Brad Mickelsen, minority shareholders of EZ-CLONE Enterprises, Inc. (“Plaintiffs”), a majority owned subsidiary of the Company, filed a complaint against the Company and its officers Marco Hegyi and Mark Scott (“Officers”), in the Superior Court of California, County of Sacramento (“Complaint”) for claims related to breach under the Purchase and Sale Agreement dated October 15, 2018 between the Company and Plaintiffs. On September 15, 2020, the Company filed a notice of removal with the California Superior Court, County of Sacramento and the United States District Court for the Eastern District of California.  The case was removed to Federal District Court for the Eastern District of California and Plaintiffs filed an Ex Parte Application for TRO and an Order for Preliminary Injunction with the Federal Court.  The TRO was granted on September 16, 2020 and a preliminary injunction hearing was scheduled for September 29, 2020.  After reviewing all pleadings and oral arguments at the hearing, the Court issued a ruling granting Plaintiffs’ request for a preliminary injunction.  Subsequent to September 29, 2020, the parties are providing legal briefs to the Federal court to determine if rescission should be granted. We cannot determine the outcome of these proceedings.

The Complaint also alleges that the Company and its Officers made certain false representations and other claims to consummate the Transaction and as a result has failed to complete the second closing as required under Purchase and Sale Agreement. As of December 4, 2020, the company’s officers were dismissed from the case. The Plaintiffs are seeking rescission of the Purchase and Sale Agreement, unspecified damages in excess of ten thousand dollars, and other equitable relief.

As of December 31, 2020, the Company recorded a liability of $2,131,000 for acquisition payable of which a $1,105,000 is payable in stock and $1,026,000 is payable in cash.

Operating Leases

The Company is obligated under the following leases for its various facilities.

On May 31, 2020, the Company rented space at 5400 Carillon Point, Kirkland, Washington 98033 for $623 per month for the Company’s corporate office and use of space in the Regus network, including California. The Company’s agreement expires May 31, 2021 and was extended to May 31, 2022.

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

Mr. Scott resigned from the Board of Directors effective December 15, 2020 and as Chief Financial Officer as of December 31, 2020.

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

NOTE 18 – INCOME TAXES

The Company has incurred losses since inception, which have generated net operating loss carryforwards.  The net operating loss carryforwards arise solely from United States sources.  EZ-CLONE currently files its own separate tax return as it does not meet the qualifications for being included in the Company’s consolidated tax returns. Taxable losses and the future benefit of EZ-CLONE losses since our transaction with them in October 2018 have not been material through 2019. During 2020 EZ-CLONE generated taxable income and our 2020 current tax expense below relates to estimated taxes owed by EZ-CLONE.

The Company has net operating loss carryforwards of approximately $24.9 million which expire in 2022-2038. Because it is not more likely than not that sufficient tax earnings will be generated to utilize the net operating loss carryforwards, the deferred tax asset related to the net operating loss carryforwards has a corresponding 100% valuation allowance. Additionally, under the Tax Reform Act of 1986, the amounts of, and benefits from, net operating losses may be limited in certain circumstances, including a change in control.

Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. There can be no assurance that the Company will be able to utilize any net operating loss carryforwards in the future. The Company is subject to possible tax examination for the years 2014 through 2020.

For the year ended December 31, 2020 the Company’s effective tax rate was 4% which is higher than expected because the Company’s subsidiary EZ-CLONE files its own tax return and generated taxable income for the year. For the year ended December 31, 2019, the Company’s effective tax rate was a benefit of 2%, this was solely the result of the reduction of the deferred tax liability originally recorded in 2018 in connection with the acquisition of EZ-CLONE. In accordance with the ASC 740, “Accounting for income taxes”, and in connection with the acquisition of EZ-CLONE the Company recorded a deferred tax liability of $587,750 related to the inside basis difference between book and tax basis of intangible assets acquired. Beginning in 2019, the deferred tax liability is reduced annually by $117,550 as the difference in book and tax basis becomes less. The reduction of the deferred tax liability resulted in a tax benefit of $117,550 in 2020 and 2019. As of December 31, 2020 and 2020 the deferred tax liability totals $352,649 and $472,200.

For the years ended December 31, 2020 and 2019, income tax (expense) benefit consisted of the following:

	2020	2019
Current tax (expense) :
Federal	$(263,983)	$-
State	(85,520)	-
Total current tax (expense)	(349,503)	-
Deferred tax benefit:
Federal	117,550	117,750
State	-	-
Total deferred benefit	117,550	117,750

Total income tax (expense) benefit, net	$(231,953)	$117,750

The principal components of the Company’s deferred tax assets and liabilities at December 31, 2020 and 2019 are as follows:

	2020	2019
Net operating loss carryforwards	$5,232,524	$4,685,324
Less valuation allowance	(5,232,524)	(4,685,324)
Net deferred tax assets	-	-
Deferred tax liability-intangible basis difference	(352,649)	(470,200)
Net deferred tax liability	$(352,649)	$(470,200)

A reconciliation of the United States Federal Statutory rate to the Company’s effective tax rate for the years ended December 31, 2020 and 2019 is as follows:

	2020	2019
Federal statutory rate	-21.0%	-21.0%
State statuatory rate	-6.0%	-6.0%
Change in valuation allowance	27.0%	27.0%
Separate tax for subsidiary	-6.0%	0.0%
Reduction in deferred tax liability	2%	2%
Effective tax (expense) benefit rate	-4%	2%

NOTE 19– SUBSEQUENT EVENTS

The Company evaluates subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements are available.

These were the material events subsequent to December 31, 2020:

On February 26, 2021, GrowLife, Inc., a Delaware corporation (the “Company”), closed the transactions described below with Bucktown Capital, LLC, a Utah limited liability company (“Bucktown”).

Securities Purchase Agreement, Secured Promissory Notes and Security Agreement

On February 26, 2021, the Company executed the following agreements with Bucktown: (i) Securities Purchase Agreement; (ii) Secured Convertible Promissory Note; and (iii) Security Agreement (collectively the “Bucktown Agreements”). The Company entered into the Bucktown Agreements with the intent to acquire working capital to grow the Company’s businesses and to repay all outstanding obligations owed to: (i) Labrys Fund, L.P. (“Labrys”) in the amount of $615,333.34; and (ii) PowerUp Lending Group Ltd. (“PowerUp”) in the amount of $128,858.24.

The total amount of funding under the Bucktown Agreements is $3,088,000 as represented in the Secured Convertible Promissory Note (“Note”). The total purchase price for this Note is $2,850,000; the Note carries an aggregate original issue discount of $228,000 and a transaction expense amount of $10,000. The Note is comprised of two (2) tranches (each, a “Tranche”), consisting of (i) an initial Tranche in an amount equal to $928,000 and any interest, costs, fees or charges accrued thereon or added thereto under the terms of the Note and the Bucktown Agreements (the “Initial Tranche”), and (ii) an additional Tranche, which is exclusively dedicated for the purchase of the remaining equity interest in EZ-CLONE, in the amount of $2,160,000.00, plus any interest, costs, fees or charges accrued thereon or added thereto under the terms of the Note and the Bucktown Agreements (the “Subsequent Tranche”). The Initial Tranche shall correspond to $68,000 of the OID and the Transaction Expense Amount and may be converted into shares of Common Stock at any time subsequent to the Purchase Price Date. The Subsequent Tranche corresponds to the Investor Note and $160,000 of the aggregate OID.

The Company agreed to reserve three times the number of shares based on the redemption value with a minimum of 23,340,000 shares of its common stock for issuance upon conversion of the Note, if that occurs in the future. If not converted sooner, the Note is due on or before February 26, 2022. The Note has an interest rate of eight percent (8%). The Note is convertible, at Bucktown’s option, into the Company’s common stock at $0.30 per share (“Lender Conversion Price”), subject to adjustment as provided for in the Note. However, in the event the Market Capitalization (as defined in the Note) falls below the Minimum Market Capitalization the Lender Conversion Price shall equal the lower of the Lender Conversion Price and the Market Price as of any applicable date of Conversion.

The Company’s obligation to pay the Note, or any portion thereof, is secured by all of the Company’s assets as described in Schedule A to the Security Agreement attached hereto and incorporated herein by this reference.

Employment Agreement with Michael E. Fasci

On January 1, 2021, the Compensation Committee of the Company entered into an Employment Agreement with Michael E. Fasci to serve as the Company’s Chief Financial Officer through December 31, 2023. Mr. Fasci formerly served as Chairman of the Board.

Mr. Fasci’s shall receive an annual salary of $165,000 and may earn an annual bonus equal to two percent (2%) of the Company’s EBITDA for that year. Mr. Fasci was also granted an option to purchase 500,000 shares of the Company’s Common Stock under the Company’s 2018 Stock Incentive Plan at an exercise price of $0.12 per share (“Option”). The Option vests quarterly over three years, has a five-year life and allows for a cashless exercise. The stock option grant is subject to the terms and conditions of the Company’s Stock Incentive Plan, including vesting requirements.

In the event that Mr. Fasci’s continuous status as employee to the Company is terminated by the Company without Cause or Mr. Fasci terminates his employment with the Company for Good Reason as defined in the Fasci Agreement, in either case upon or within twelve months after a Change in Control as defined in the Company’s Stock Incentive Plan, then 100% of the total number of Shares shall immediately become vested.

Mr. Fasci is entitled to participate in all group employment benefits that are offered by the Company to the Company’s senior executives and management employees from time to time, subject to the terms and conditions of such benefit plans, including any eligibility requirements.

If the Company terminates Mr. Fasci’s employment at any time prior to the expiration of the Term without Cause, as defined in the Employment Agreement, or if Mr. Fasci terminates his employment at any time for “Good Reason” or due to a “Disability”, Mr. Fasci will be entitled to receive (i) his Base Salary amount for ninety days; and (ii) his Annual Bonus amount for each year during the remainder of the Term.

On January 5, 2021 Mr. Fasci was appointed to the Company’s Board of Directors as well as to the Company’s Compensation Committee. On January 12, 2021 Mr. Fasci was appointed Secretary of the Company.

Resignation of Ms. Katherine McLain

On January 5, 2021, Katherine McLain resigned as a Director of GrowLife, Inc. (“the Company”). The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

As the result of Ms. McLain’s resignation, Mr. Thom Kozik, current board member and member of the Compensation Committee was appointed to serve as Chairman of the Compensation Committee.

Warrant Settlement Agreement with St. George and Iliad

On April 5, 2021, GrowLife, Inc., a Delaware corporation (the “Company”), entered into a joint Warrant Settlement Agreement (the “Agreement”) dated March 31, 2021, with St. George and Iliad to resolve a dispute related to prior financings. The Company agreed to issue to St. George 11,750,000 shares of the Company’s common stock to cancel a warrant related to a February 9, 2018 subscription agreement. The Company agreed to issue Iliad 2,500,000 shares of the Company’s common stock to cancel a warrant related to a October 15, 2018 Securities Purchase Agreement. We recorded a loss on debt settlement of $2,423,000 for the year ended December 31, 2020. On April 5, 2021, the Company issued Iliad 2,500,000 shares to settle its obligation.

Debt Conversions

On January 8, 2021, Silverback Capital Corporation converted principal and accrued interest of $115,220 into 1,600,000 shares of the Company’s common stock at a per share conversion price of $0.1108.

On January 19, 2021, PowerUp Funding converted principal and accrued interest of $50,000 into 613,497 shares of the Company’s common stock at a per share conversion price of $0.0815.

On January 20, 2021, PowerUp Funding converted principal and accrued interest of $34,680 into 425,521 shares of the Company’s common stock at a per share conversion price of $0.0815.

On January 25, 2021, Silverback Capital Corporation converted principal and accrued interest of $187,200 into 2,600,000 shares of the Company’s common stock at a per share conversion price of $0.0720.

On February 8, 2021, Silverback Capital Corporation converted principal and accrued interest of $230,720 into 2,800,000 shares of the Company’s common stock at a per share conversion price of $0.0824.

On February 17, 2021, Silverback Capital Corporation converted principal and accrued interest of $192,280 into 1,900,000 shares of the Company’s common stock at a per share conversion price of $0.1012.

On March 4, 2021, Silverback Capital Corporation converted principal and accrued interest of $294,750 into 2,500,000 shares of the Company’s common stock at a per share conversion price of $0.1179.

On March 19, 2021, Silverback Capital Corporation converted principal and accrued interest of $202,177 into 2,900,000 shares of the Company’s common stock at a per share conversion price of $0.1117.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, GrowLife, Inc. (the "Registrant") has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GROWLIFE, INC.

Date: April 15, 2021	By:	/s/ Marco Hegyi
Marco Hegyi
Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Michael E. Fasci
Michael E. Fasci
Chief Financial Officer, Director and Secretary (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURES	TITLE	DATE

/s/ Marco Hegyi	Chief Executive Officer and Director	April 15, 2021
Marco Hegyi	(Principal Executive Officer)

/s/ Michael E. Fasci	Chief Financial Officer, Director and Secretary	April 15, 2021
Michael E. Fasci	(Principal Financial/Accounting Officer)

/s/ Thom Kozik	Director	April 15, 2021
Thom Kozik