Form 10-Q
period 2021-03-31
GROWLIFE, INC.
filed 2021-05-24
CIK 1161582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period March 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes x No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2

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

As of May 24, 2021, there were 76,134,939 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

ITEM 1. FINANCIAL STATEMENTS

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
ASSETS		(Audited)

CURRENT ASSETS:
Cash and cash equivalents	$1,525,684	$383,144
Accounts receivable - trade, net of allowance for doubtful accounts of $30,690 and $5,690
as of 3/31/2021 and 12/31/2020, respectively	528,465	960,522
Inventory, net	869,862	570,524
Deposits	18,995	18,995
Total current assets	2,943,006	1,933,185

PROPERTY AND EQUIPMENT, NET	120,332	129,330
INTANGIBLE ASSETS, NET	962,789	1,130,718
GOODWILL	781,749	781,749
OPERATING LEASE RIGHT OF USE ASSET	338,289	380,247
TOTAL ASSETS	$5,146,165	$4,355,229

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade	$1,162,001	$1,146,195
Accrued expenses	2,599,861	2,592,251
Accrued expenses - related parties	28,427	37,394
Notes payable- PPP/EIDL loans, current	918,169	390,035
Derivative liability	1,162,855	1,101,436
Convertible notes payable	2,485,236	2,495,153
Notes payable- related party	49,144	49,144
Acquisition of EZ-CLONE Enterprises, Inc. payable in cash	1,026,000	1,026,000
Acquisition of EZ-CLONE Enterprises, Inc. payable in common stock	1,105,000	1,105,000
Current portion of operating lease right of use liability	140,772	140,772
Federal and state income taxes payable	509,301	343,125
Total current liabilities	11,186,766	10,426,505

LONG TERM LIABILITIES:
Deferred tax liability	323,261	352,649
Notes payable- PPP/EIDL, less current portion	297,470	485,679
Non-current portion of operating lease right of use liability	224,581	264,868
Total long term liabilities	845,312	1,103,196

COMMITMENTS AND CONTINGENCIES (Note 17)	-	-

STOCKHOLDERS' DEFICIT
Preferred stock - $0.0001 par value, 10,000,000 shares authorized, no shares
issued and outstanding at 3/31/2021 and 12/31/2020, respectively	-	-
Common stock - $0.0001 par value, 120,000,000 shares authorized, 67,182,239 and 51,843,221
shares issued and outstanding at 3/31/2021 and 12/31/2020 , respectively	390,120	388,587
Additional paid in capital	150,442,018	147,278,311
Accumulated deficit	(157,718,051)	(154,841,370)
Total stockholders' deficit	(6,885,913)	(7,174,472)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,146,165	$4,355,229

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended,
	March 31, 2021	March 31, 2020

NET REVENUE	$1,672,946	$1,661,800
COST OF GOODS SOLD	776,644	1,008,355
GROSS PROFIT	896,302	653,445
GENERAL AND ADMINISTRATIVE EXPENSES	1,060,432	1,357,841
OPERATING LOSS	(164,130)	(704,396)

OTHER INCOME (EXPENSE):
Change in fair value of derivative	(61,419)	(278,140)
Interest expense, net	(783,506)	(281,001)
Loss on debt conversions	(1,730,838)	(30,138)
Total other expense, net	(2,575,763)	(589,279)

LOSS BEFORE INCOME TAXES	(2,739,893)	(1,293,675)

Income taxes - current (expense) benefit	(136,788)	-

NET LOSS	(2,876,681)	(1,293,675)

Basic and diluted loss per share	$(0.05)	$(0.04)

Weighted average shares of common stock outstanding- basic and diluted	59,450,818	28,850,114

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

					Total
	Common Stock		Additional Paid	Accumulated	Stockholders'
	Shares	Amount	in Capital	Deficit	(Deficit)
Balance as of January 1, 2020	28,677,147	$386,269	$143,441,047	$(148,461,532)	$(4,634,216)
Stock based compensation for stock options	-	-	13,439	-	13,439
Stock based compensation for warrants	-	-	24,000	-	24,000
Shares issued for convertible note and interest conversion	605,294	61	149,510	-	149,571
Warrant exercise	146	-	460	-	460
Fractional shares issued related to reverse stock split	15	-	-	-	-
Net loss for the three months ended March 31, 2020	-	-	-	(1,293,675)	(1,293,675)
Balance as of March 31, 2020	29,282,602	386,330	143,628,456	(149,755,207)	(5,740,421)

Balance as of January 1, 2021	51,843,221	388,586	147,278,311.0	(154,841,370)	(7,174,472)
Stock based compensation for stock options	-	-	5,643	-	5,643
Shares issued for convertible note and interest conversion	15,339,018	1,534	3,158,064	-	3,159,597
Net loss for the three months ended March 31, 2021	-	-	-	(2,876,681)	(2,876,681)
Balance as of March 31, 2021	67,182,239	$390,120	$150,442,018	$(157,718,051)	$(6,885,913)

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended,
	March 31, 2021	March 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,876,681)	$(1,293,675)
Adjustments to reconcile net loss to net cash (used in)
operating activities
Depreciation	8,998	9,288
Amortization of intangible assets	167,929	167,929
Stock based compensation	5,643	37,439
Non cash interest and amortization of debt discount	722,316	247,748
Change in fair value of derivative liability	61,419	278,140
Loss on debt conversions	1,730,838	30,138
Changes in operating assets and liabilities:
Accounts receivable	432,057	(66,170)
Inventory	(299,338)	126,645
Right of use, net	1,671	3,246
Accounts payable	15,806	7,626
Accrued expenses	(1,357)	28,866
Change in deferred taxes	(29,388)	-
Change in federal and state taxes payable	166,176	-
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	106,089	(422,780)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of convertible notes payable	(1,049,004)	-
Proceeds from notes payable	2,085,455	550,000
Proceeds from the issuance of common stock	-	460
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,036,451	550,460

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,142,540	127,680

CASH AND CASH EQUIVALENTS, beginning of period	383,144	40,834

CASH AND CASH EQUIVALENTS, end of period	$1,525,684	$168,514

Supplemental disclosures of cash flow information:

Non-cash investing and financing activities:
Shares issued for convertible note and interest conversion	$1,428,759	$100,000

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

These financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on April 15, 2021. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results expected for the full fiscal year, or for any other fiscal period.

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION

GrowLife, Inc. (“GrowLife” or the “Company”) is incorporated under the laws of the State of Delaware and is headquartered in Kirkland, Washington. The Company was founded in 2012 with the Closing of the Agreement and Plan of Merger with SGT Merger Corporation. The Company closed the lower margin hydroponics reselling business as of December 31, 2020.

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

On September 15, 2020, the Company received notice that William Blackburn and Brad Mickelsen (“Plaintiffs”), minority shareholders of EZ-CLONE Enterprises, Inc., a majority owned subsidiary of the Company, filed a complaint against the Company, its CEO Marco Hegyi and former CFO Mark Scott (“Officers”), in the Superior Court of California, County of Sacramento (“Complaint”) for claims related to breach under the Purchase and Sale Agreement dated October 15, 2018 between the Company and Plaintiffs. See Note 17 for description of Legal Proceedings.

As of March 31, 2021, the Company has recorded a liability of $2,131,000 for acquisition payable of which a $1,105,000 is payable in stock and $1,026,000 is payable in cash.

On April 5, 2021, the Company entered into a joint Warrant Settlement Agreement with St. George Investments LLC (“St. George”) and Iliad Research and Trading, L.P. (“Iliad”) to resolve a dispute related the calculation of shares issuable under warrants issued in prior financings. In the Warrant Settlement Agreement, in exchange for certain covenants by the Company, St. George agreed that upon the exercise of its warrant of up to 11,750,000 shares of the Company’s common stock it would cancel the balance of the warrant related to a February 9, 2018 subscription agreement. Concurrently, Iliad agreed that upon the exercise of its warrant up to 2,500,000 shares of the Company’s common stock it would cancel the balance of the warrant related to an October 15, 2018 Securities Purchase Agreement. The Company recorded a loss on debt settlement of $2,423,000 for the year ended December 31, 2020 and accrued a liability for the future issuance of shares. On April 5, 2021, the Company issued 2,500,000 shares upon the exercise of the warrant to reduce by $425,000 its obligation On May 7, 2021, the Company issued another 3,500,000 shares upon the exercise of the warrant to further reduce by $595,000 its debt settlement obligation. The Company received no proceeds from these April and May 2021 cashless warrant exercises. The Company expects to issue an additional 8,250,000 shares to settle the remaining approximately $1.4 million of debt settlement obligation through cashless warrant exercises.

On April 23, 2021, the Company was notified that it was in default on its notes held by Silverback Capital Corporation (“Silverback”) which totaled $1,444,329 at March 31, 2021. The reason for the default was the Company’s inability to provide the reserve share requirement as specified in the notes. The penalty for the reserve share default was an increase in the outstanding note balances by 15%, an increase in the conversion discount by 5% to 60%, and a default interest rate on the outstanding note balances of 22%.

As a result of the reserve share default, on May 7, 2021 Silverback demanded immediate payment in full of all of their notes. On May 10, 2021, when Silverback had not been paid in full, Silverback presented another default notice for lack of payment. The penalty for the non-payment default was an increase in the outstanding note balances by another 15%, an additional increase in the conversion discount by 5%, and a default interest rate on the outstanding note balances of 22%. The Company and Silverback are in discussion to resolve these defaults. As of May 24, 2021, Silverback has applied two material default notices to convertible notes payable asserting the balance owed totaled $1,817,311.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $2,876,681, $6,379,838 and $7,374,383 for the three months ended March 31, 2021 and the years ended December 31, 2020 and 2019, respectively. Net cash provided by (used in) operating activities was $106,089, ($1,950,870) and ($2,909,811) for the three months ended March 31, 2021 and the years ended December 31, 2020 and 2019, respectively.

The Company anticipates that it will record losses from operations for the foreseeable future. As of March 31, 2021, the Company’s accumulated deficit was $157,718,051. The Company has limited capital resources, and operations to date have been funded with the proceeds from private equity and debt financings. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by the Company’s independent registered public accounting firm relating to our consolidated financial statements for the year ended December 31, 2020 includes an explanatory paragraph expressing the substantial doubt about the Company’s ability to continue as a going concern.

The Company believes that its cash on hand will be sufficient to fund our operations only until December 31, 2021. The Company needs additional financing to implement our business plan and to service our ongoing operations and pay our current debts. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations, and divest all or a portion of our business. We may seek additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt. Equity financing, if obtained, could result in dilution to the Company’s then-existing stockholders and/or require such stockholders to waive certain rights and preferences. If such financing is not available on satisfactory terms, or is not available at all, the Company may be required to delay, scale back, eliminate the development of business opportunities and our operations and financial condition may be materially adversely affected.

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

Cash and Cash Equivalents - We classify highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.  At March 31, 2021, the Company had uninsured deposits in the amount of $1,275,684.

Accounts Receivable and Revenue – The company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which requires the application of the five-step-principles-based-accounting-model for revenue recognition. These steps include (1) a legally enforceable contract, written or unwritten is identified; (2) performance obligations in the contracts are identified; (3) the transaction price reflecting variable consideration, if any, is identified; (4) the transaction price is allocated to the performance obligations; and (5) revenue is recognized when the control of goods is transferred to the customer at a particular time or over time. Our hydroponic sales are cash or credit card. Our EZ-CLONE sales include credit cash, payments in advance, 3% discount upon receipt and, we extend thirty day terms to select customers. Accounts receivable are reviewed periodically for collectability. As of March 31, 2021 and December 31, 2020, the Company has an allowance for doubtful accounts totaling $30,690 and $5,690, respectively.

Sales Returns - We allow customers to return defective products when they meet certain established criteria as outlined in our sales terms and conditions. It is our practice to regularly review and revise, when deemed necessary, our estimates of sales returns, which are based primarily on actual historical return rates. We record estimated sales returns as reductions to sales, cost of goods sold, and accounts receivable and an increase to inventory. Returned products which are recorded as inventory are valued based upon the amount we expect to realize upon its subsequent disposition. As of March 31, 2021 and December 31, 2020, there was a reserve for sales returns of $20,000, respectively, which is minimal based upon our historical experience.

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

Goodwill –The Company reviews its acquired goodwill for impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. In reviewing its goodwill, the Company performs a qualitative analysis to determine if it is more-likely-than-not that the goodwill is impaired. If the qualitative analysis indicates that goodwill is likely impaired, the Company calculates the fair value of its goodwill by allocating the fair value of the business unit containing the goodwill to all its tangible and intangible assets and liabilities, with the residual fair value allocated to goodwill. The excess, if any, of the goodwill carrying value in excess of its fair value would be recognized as an impairment loss. Management has concluded that, based on a qualitative analysis, it is more-likely-than-not that goodwill has not been impaired as of March 31, 2021 and December 31, 2020.

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

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of March 31, 2021 and December 31, 2020 are based upon the short-term nature of the assets and liabilities.

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

As of March 31, 2021, there are also (i) stock option grants outstanding for the purchase of 766,266 common shares at a $0.606 average exercise price; and (ii) warrants for the purchase of 3,127,152 shares of common shares at a $1.812 average exercise price, subject to adjustment as set forth in the warrants. In addition, we have an unknown number of common shares to be issued under the Bucktown, EMA, First Fire and Silverback convertible promissory note financing agreements. In the case of default, the number of shares ultimately issued to the lenders depends on the price at which they convert their debt to shares and exercise their warrants. The lower the conversion or exercise prices, the more shares that will be issued upon the conversion of debt to shares. We will not know the exact number of shares of stock issued until the debt is actually converted to equity or warrants are exercised. See Note 18 for discussion of warrant settlement agreement.

As of March 31, 2020, there are also (i) stock option grants outstanding for the purchase of 550,000 common shares at an $1.491 average exercise price; and (ii) warrants for the purchase of 2,418,834 shares of common shares at a $3.465 average exercise price. In addition, we have an unknown number of common shares to be issued under the Crossover and 12% convertible promissory note financing agreements in the case of default. In addition, we have an unknown number of common shares to be issued under the Chicago Venture, Iliad and St. George financing agreements because the number of shares ultimately issued depends on the price at which the holder converts its debt to shares and exercises its warrants. The lower the conversion or exercise prices, the more shares that will be issued to the holder upon the conversion of debt to shares. We will not know the exact number of shares of stock issued under these agreements until the debt is actually converted to equity or warrants are exercised. See Note 18 for discussion of warrant settlement agreement.

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

Recent Accounting Pronouncements

Based on the Company’s review of accounting standard updates issued since the filing of the 2020 Form 10-K, there have been no other newly issued or newly applicable accounting pronouncements that have had, or are expected to have, a significant impact on the Company’s consolidated financial statements.

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

On September 15, 2020, the Company received notice that William Blackburn and Brad Mickelsen (“Plaintiffs”), minority shareholders of EZ-CLONE Enterprises, Inc., a majority owned subsidiary of the Company, filed a complaint against the Company, its CEO Marco Hegyi and former CFO Mark Scott (“Officers”), in the Superior Court of California, County of Sacramento (“Complaint”) for claims related to breach under the Purchase and Sale Agreement dated October 15, 2018 between the Company and Plaintiffs. See Note 17 for description of Legal Proceedings.

As of March 31, 2021 and December 31, 2020, the Company has recorded a liability of $2,131,000 for acquisition payable of which a $1,105,000 is payable in stock and $1,026,000 is payable in cash.

This acquisition has accelerated the Company’s revenue growth, increased the Company gross margins and added additional manufacturing and research and development personnel.

The Company accounted for the acquisition in accordance with ASC 805, “Business Combinations.” ASC 805 defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. ASC 805 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date.

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

As of the acquisition date in October 2018, the Company recognized approximately $3.4 million of intangible assets and began amortizing them over 3 years. In the fourth quarter of 2019, the Company completed its evaluation of assets acquired and finalized its asset valuation. The finalized valuation resulted in lower intangible assets from the original assessment, allocating some of the intangible to Goodwill and determined that the life of definite life intangibles to be 5 years (See Note 7). The Company adjusted the cost basis and accumulated amortization, reducing both, but did not change 2019 amortization expense that had been recorded through September 30, 2019 which was in excess of $800,000. The change in the purchase accounting also resulted in the recording of a deferred tax liability and the lowering of non-controlling interest by $587,750 and such reclassification was made to the December 31, 2018 balance sheet. During the three months ended March 31, 2021, the Company recorded a tax benefit of $29,388 related to book versus tax basis difference from the purchase accounting.

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

NOTE 5 – INVENTORY

Inventory as of March 31, 2021 and December 31, 2020 consisted of the following:

	March 31,	December 31,
	2021	2020

Raw materials	$384,795	$456,723
Work in process	93,070	83,792
Finished goods	139,610	26,557
Inventory deposits	252,387	3,452
Total	$869,862	$570,524

Raw materials consist of supplies for product lines at EZ-CLONE.

Finished goods inventory relates to product lines at EZ- CLONE.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2021 and December 31, 2020 consists of the following:

	March 31,	December 31,
	2021	2020

Machinery, equipment and tooling	$357,157	$356,867
Computer equipment	16,675	16,675
Leasehold improvements	14,702	14,702
Total property and equipment	388,534	388,244
Less accumulated depreciation and amortization	(268,202)	(258,914)
Net property and equipment	$120,332	$129,330

Total depreciation expense was $9,288 for the three months ended March 31, 2021 and 2020, respectively. All equipment is used for manufacturing, selling, general and administrative purposes and accordingly all depreciation is classified in cost of goods sold, selling, general and administrative expenses.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets as of March 31, 2021 and December 31, 2020 consisted of the following:

	Estimated Useful Lives	March 31, 2021	December 31, 2020

Customer Lists	3.5 Years	$1,297,000	$1,297,000
Intellectual Property	3.5 Years	1,054,000	1,054,000
less accumulated amortization		(1,388,211)	(1,220,282)
Net Intangible assets-definitive life		$962,789	$1,130,718

Goodwill-indefinite life	N/A	$781,749	$781,749

Total intangible assets and goodwill		$1,744,538	$1,912,467

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

Total amortization expense was $167,930 for the three months ended March 31, 2021 and 2020, respectively.

NOTE 8- LEASES

The Company previously entered into operating leases for retail and corporate facilities. These leases have terms which range from two to five years, and often include options to renew. These operating leases are listed as separate line items on the Company's December 31, 2018 Consolidated Balance Sheet and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are also listed as separate line items on the Company's December 31, 2018 Consolidated Balance Sheet. Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, the Company recognized right-of-use assets and lease liabilities for operating leases of approximately $1,378,000 on January 1, 2019. Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. During the three months ended September 30, 2019 the Company cancelled all but one lease and has recognized the rent and termination fees related to the cancelled leases as an expense in the quarter ended September 30, 2019. As of March 31, 2021 and December 31, 2020, total right-of-use assets and operating lease liabilities for remaining long term lease was $365,352 and $405,639, respectively. During the three months ended March 31, 2021 the Company recognized approximately $55,746 in total lease costs for the lease.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company's operating right-of-use assets and related lease liabilities as of and for the three months ended March 31, 2021 were as follows:

Cash paid for ROU operating lease liability $55,746
Weighted-average remaining lease term 1.75 years
Weighted-average discount rate 10%

Year Ended
March 31,	$
2022	$216,300
2023	222,792

439,092
Imputed interest	(73,739)
Total lease liability	$365,353

NOTE 9- ACCOUNTS PAYABLE

Accounts payable were $1,162,001 and $1,146,195 as of March 31, 2021 and December 31, 2020, respectively. Such liabilities consisted of amounts due to vendors for inventory purchases, audit, legal and other expenses incurred by the Company.

NOTE 10- ACCRUED EXPENSES

Accrued expenses were $2,599,861 and $2,592,251 as of March 31, 2021 and December 31, 2020, respectively. Such liabilities consisted of amounts due to sales tax, payroll and restructuring expense liabilities. On April 5, 2021, the Company entered into a joint Warrant Settlement Agreement with St. George Investments LLC (“St. George”) and Iliad Research and Trading, L.P. (“Iliad”) to resolve a dispute related the calculation of shares issuable under warrants issued in prior financings. In the Warrant Settlement Agreement, in exchange for certain covenants by the Company, St. George agreed that upon the exercise of its warrant of up to 11,750,000 shares of the Company’s common stock it would cancel the balance of the warrant related to a February 9, 2018 subscription agreement. Concurrently, Iliad agreed that upon the exercise of its warrant up to 2,500,000 shares of the Company’s common stock it would cancel the balance of the warrant related to an October 15, 2018 Securities Purchase Agreement. The Company recorded a loss on debt settlement of $2,423,000 for the year ended December 31, 2020 and accrued a liability for the future issuance of shares.

As of September 30, 2019, the Company closed retail stores in Portland, Maine, Encino, California and Calgary, Canada. The Company has restructuring reserves to settle primarily real estate lease issues and such reserves totaled $209,577 as of March 31, 2021 and December 31, 2020, respectively.

NOTE 11 – CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Convertible notes payable as of March 31, 2021 consisted of the following:

				Balance
		Accrued	Debt	As of
Convertible Promissory Note Summary	Principal	Interest	Discount	March 31, 2021
8% OID Convertible Promissory Notes	$928,000	$6,830	$(70,734)	$864,095
10% OID Convertible Promissory Notes	1,444,329	14,802	(14,466)	1,444,665
12% Self-Amortizing Promissory Notes	295,475	3,240	(122,240)	176,475
Total	$2,667,804	$24,871	$(207,440)	$2,485,236

Convertible notes payable as of December 31, 2020 consisted of the following:

				Balance
		Accrued	Debt	As of
	Principal	Interest	Discount	December 31, 2020
10% OID Convertible Promissory Notes	$1,453,163	$432,144	$-	$1,885,307
12% Convertible Promissory Notes	253,000	5,888	(13,912)	244,976
12% Self-Amortizing Promissory Notes	969,746	10,981	(615,857)	364,870
	$2,675,909	$449,013	$(629,769)	$2,495,153

8% OID Convertible Promissory Note

				Balance
		Accrued	Debt	As of
8% OID Convertible Promissory Notes-	Principal	Interest	Discount	March 31, 2021
Bucktown 2-26-21	$928,000	$6,830	$(70,734)	$864,095
Total	$928,000	$6,830	$(70,734)	$864,095

On February 26, 2021, the Company executed the following agreements with Bucktown Capital LLC (“Bucktown”): (i) Securities Purchase Agreement; (ii) Secured Convertible Promissory Note; and (iii) Security Agreement (collectively the “Bucktown Agreements”). The Company entered into the Bucktown Agreements with the intent to acquire working capital to grow the Company’s businesses and to repay all outstanding obligations owed to: (i) Labrys Fund, L.P. in the amount of $615,333; and (ii) PowerUp Lending Group Ltd. in the amount of $128,858.

The total amount of funding under the Bucktown Agreements is $3,088,000 as represented in the Secured Convertible Promissory Note. The total purchase price for this Note is $2,850,000; the Note carries an aggregate original issue discount of $228,000 and a transaction expense amount of $10,000. The Note is comprised of two (2) tranches, consisting of (i) an initial Tranche in an amount equal to $928,000 and any interest, costs, fees or charges accrued thereon or added thereto under the terms of the Note and the Bucktown Agreements, and (ii) an additional Tranche, which is exclusively dedicated for the purchase of the remaining equity interest in EZ-CLONE, in the amount of $2,160,000, plus any interest, costs, fees or charges accrued thereon or added thereto under the terms of the Note and the Bucktown Agreements. The Initial Tranche shall correspond to $68,000 of the OID and the Transaction Expense Amount and may be converted into shares of Common Stock at any time subsequent to the Purchase Price Date. The Subsequent Tranche corresponds to the Investor Note and $160,000 of the aggregate OID.

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

The Company’s obligation to pay the Note, or any portion thereof, is secured by all of the Company’s assets.

10% OID Convertible Promissory Notes

				Balance
		Accrued	Debt	As of
10% OID Convertible Promissory Notes-	Principal	Interest	Discount	March 31, 2021
Silverback 9-1-20 - From Iliad 8-7-18	$140,146	$4,147	$-	$144,293
Silverback 2-2-21 - From CVP 1-30-20	88,584	667	-	89,251
Silverback 2-2-21 - From Iliad 8-7-18	72,250	1,133	-	73,383
Silverback 2-12-21 - From Odysey 7-22-19	978,348	8,268	-	986,616
Silverback 3-18-21-21	165,000	588	(14,466)	151,122
Total	$1,444,329	$14,802	$(14,466)	$1,444,665

During the three months ended March 31, 2021, Silverback Capital Corporation purchased all of the remaining outstanding notes the Company had with Chicago Venture Partners, L.P. (“Chicago Venture”), Iliad Research and Trading, L.P. (“Iliad”) and Odyssey Research and Trading, LLC, (“Odyssey”). Silverback assumed the terms of the original notes.

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

As of March 31, 2021, the outstanding principal balance due to Chicago Venture, Iliad and Odyssey was $0 and the Balance due Silverback was $1,444,665 which includes $14,802 of accrued interest and $14,466 of remaining debt discount.

12% Convertible Promissory Notes

				Balance
		Accrued	Debt	As of
12% Self-Amortizing Promissory Notes	Principal	Interest	Discount	March 31, 2021
EMA 10-2-20	$172,813	$2,107	$(66,025)	$108,895
FirstFire 10-12-20	122,662	1,133	(56,216)	67,579
Total	$295,474	$3,240	$(122,240)	$176,474

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

FirstFire Global Opportunities Fund, LLC

On October 12, 2020, the Company executed the following agreements with FF: (i) Securities Purchase Agreement; and (ii) Self-Amortization Promissory Note (“Note”); (collectively the “FF Agreements”). The Company entered into the FF Agreements with the intent to acquire reduce debt.

Notes Payable

Notes payable as of March 31, 2021 consisted of the following:

				Balance
		Accrued	Debt	As of
Notes Payable	Principal	Interest	Discount	March 31, 2021
1% Note Payble under Paycheck Protection Program (GLI) 4-14-20	$362,500	$3,552	$-	$366,052
1% Note Payble under Paycheck Protection Program (GLI) 2-3-21	337,055	515	-	337,570
1% Note Payble under Paycheck Protection Program (EZ) 5-3-20	203,329	1,884	-	205,213
3.75% Economic Injury Disaster Loan (GLI) 6-19-20	149,900	4,517	-	154,417
3.75% Economic Injury Disaster Loan (EZ) 6-19-20	149,900	2,488	-	152,388
Parties related to shareholders of EZ-CLONE Enterprises, Inc.	49,144	-	-	49,144
Total	1,251,828	12,955	-	1,264,783
Less long term notes payable	(297,470)	-	-	(297,470)
Total	$954,358	$12,955	$-	$967,314

Notes payable as of December 31, 2020 consisted of the following:

				Balance
		Accrued	Debt	As of December
	Principal	Interest	Discount	31, 2020
1% Note Payble under Paycheck Protection Program (GLI) 4-14-20	$362,500	$2,638	$-	$365,138
1% Note Payble under Paycheck Protection Program (EZ) 5-3-20	203,329	1,371	-	204,700
3.75% Economic Injury Disaster Loan (GLI) 6-19-20	149,900	3,001	-	152,901
3.75% Economic Injury Disaster Loan (EZ) 6-19-20	149,900	3,075	-	152,975
Parties related to shareholders of EZ-CLONE Enterprises, Inc.	49,144	-	-	49,144
Total Notes Payable	914,773	10,085	-	924,858
Less Long Term Notes Payable	(485,679)	-	-	(485,679)
Short Term Notes Payable	$429,094	$10,085	$-	$439,179

On April 17, 2020, the Company received $362,500 under the Paycheck Protection Program of the U.S. Small Business Administration’s (SBA) 7(a) Loan Program pursuant to the Coronavirus, Aid, Relief and Economic Security Act (CARES Act), Pub. Law 116-136, 134 Stat. 281 (2020). During the three months ended March 31, 2021, the Company recorded interest expense of $914 at 1%. The Company is utilizing the funds in accordance with the legal requirements and expects this loan to be forgiven during 2021.

On February 7, 2021, the Company received $337,055 under the Paycheck Protection Program of the U.S. Small Business Administration’s (SBA) 7(a) Loan Program pursuant to the Coronavirus, Aid, Relief and Economic Security Act (CARES Act), Pub. Law 116-136, 134 Stat. 281 (2020). During the three months ended March 31, 2021, the Company recorded interest expense of $515 at 1%. The Company is utilizing the funds in accordance with the legal requirements and expects this loan to be forgiven during 2021.

On May 7, 2020, EZ-CLONE received $203,329 under the Paycheck Protection Program of the U.S. Small Business Administration’s 7(a) Loan Program pursuant to the Coronavirus, Aid, Relief and Economic Security Act (CARES Act), Pub. Law 116-136, 134 Stat. 281 (2020). During the three months ended March 31, 2021, the Company recorded interest expense of $512 at 1%. The Company is utilizing the funds in accordance with the legal requirements and expects this loan to be forgiven during 2021.

On June 19, 2020, the Company received $299,800 under the Economic Injury Disaster Loan Program of the U.S. Small Business Administration’s 7(a) Loan Program pursuant to the Coronavirus, Aid, Relief and Economic Security Act (CARES Act), Pub. Law 116-136, 134 Stat. 281 (2020). Repayment terms on the loans are over a 30-year term at 3.75%. In addition, the loan contains a 12-month payment deferral beginning on the loan date. There is no prepayment penalty on an EIDL loan. During the three months ended March 31, 2020, the Company recorded interest expense of $929. These loans were long term as of March 31, 2021.

EZ-CLONE has $49,144 due to relatives of the two selling shareholders as of March 31, 2021 and December 31, 2020, respectively.

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

There was a derivative liability of $1,162,855 and $1,101,436 as of March 31, 2021 and December 31, 2020, respectively. For the three months ended March 31, 2021 and 2020, the Company recorded non-cash expense $61,419 and $278,140 related to the “change in fair value of derivative” expense related to the Chicago Venture, Iliad and Silverback financings. These were the only changes in level 3 fair value instruments during such periods.

Derivative liability as of March 31, 2021 was as follows:

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	March 31, 2021

Liabilities:
Derivative Instruments	$-	$-	$1,162,855	$1,162,855

Total	$-	$-	$1,162,855	$1,162,855

Derivative liability as of December 31, 2020 was as follows:

				Carrying
	Fair Value Measurements Using Inputs			Amount at December
Financial Instruments	Level 1	Level 2	Level 3	31, 2020

Liabilities:
Derivative Instruments	$-	$-	$1,101,436	$1,101,436

Total	$-	$-	$1,101,436	$1,101,436

NOTE 13 – RELATED PARTY TRANSACTIONS AND CERTAIN RELATIONSHIPS

Since January 1, 2019, the Company engaged in the following reportable transactions with our directors, executive officers, holders of more than 5% of our voting securities, and affiliates or immediately family members of our directors, executive officers and holders of more than 5% of our voting securities.

Certain Relationships

Please see the transactions with Chicago Venture Partners, L.P., Iliad and Silverback Capital Corporation discussed in Notes 1, 11, 12 and 18.

Related Party Transactions

Transactions with Michael E. Fasci Sr.

Please see transactions with Michael E. Fasci Sr. included in Notes 17.

Notes Payable to Related Parties

EZ-CLONE has $49,144 due to relatives of the two selling shareholders as of March 31, 2021 and December 31, 2020, respectively.

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

Capital Stock Issued and Outstanding

As of March 31, 2021, the Company had issued and outstanding securities of 67,182,239 shares of common stock.

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

During the three months ended March 31, 2021, the Company had the following issuances of unregistered equity securities to accredited investors unless otherwise indicated:

Debt and accrued interest of $1,428,760 was converted into 15,339,018 shares of the Company’s common stock at a per share conversion price of $0.093 which resulted in loss of debt of conversion $1,730,838.

Warrants

The Company had no warrant activity during the three months ended March 31, 2021.

Warrant with St. George Investments LLC

On February 9, 2018, the Company executed a warrant with St. George and issued a warrant to purchase of up to 324,586 shares of the Company’s Common Stock at an exercise price of $7.50 per share. The Warrant is subject to a cashless exercise option at the election of St. George and other adjustments as repricing as detailed in the Warrant.

Warrant with Iliad

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

Warrant Settlement Agreement

On April 5, 2021, the Company entered into a joint Warrant Settlement Agreement with St. George Investments LLC (“St. George”) and Iliad Research and Trading, L.P. (“Iliad”) to resolve a dispute related the calculation of shares issuable under warrants issued in prior financings. In the Warrant Settlement Agreement, in exchange for certain covenants by the Company, St. George agreed that upon the exercise of its warrant of up to 11,750,000 shares of the Company’s common stock it would cancel the balance of the warrant related to a February 9, 2018 subscription agreement. Concurrently, Iliad agreed that upon the exercise of its warrant up to 2,500,000 shares of the Company’s common stock it would cancel the balance of the warrant related to an October 15, 2018 Securities Purchase Agreement. The Company recorded a loss on debt settlement of $2,423,000 for the year ended December 31, 2020 and accrued a liability for the future issuance of shares. On April 5, 2021, the Company issued 2,500,000 shares upon the exercise of the warrant to reduce by $425,000 its obligation On May 7, 2021, the Company issued another 3,500,000 shares upon the exercise of the warrant to further reduce by $595,000 its debt settlement obligation. The Company received no proceeds from these April and May 2021 cashless warrant exercises. The Company expects to issue an additional 8,250,000 shares to settle the remaining approximately $1.4 million of debt settlement obligation through cashless warrant exercises.

A summary of the warrants issued as of March 31, 2021 is as follows:

	March 31, 2021
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at January 1, 2021	3,451,737	$2.464
Issued	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at March 31, 2021	3,451,737	$2.464
Exerciseable at March 31, 2021	3,451,737

A summary of the status of the warrants outstanding as of March 31, 2021 is presented below:

	March 31, 2021
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life	Price	Exerciseable	Price
1,033,057	-	$0.121	1,033,057	$0.121
366,667	4.77	1.500	366,667	1.500
320,000	3.63	1.800	320,000	1.800
1,407,428	0.58	3.150	1,407,428	3.150
324,586	2.00	7.500	324,586	7.500
3,451,737	1.599	$2.464	3,451,737	$2.464

Warrants had no intrinsic value as of March 31, 2021.

The warrants were valued using the following assumptions:

Dividend yield	0%
Expected life	1-5 Years
Expected volatility	70-200%
Risk free interest rate	0.78-2.6%

NOTE 15– STOCK OPTIONS

Description of Stock Option Plan

The Company has 1,333,333 shares available for issuance under the First Amended and Restated 2017 Stock Incentive Plan. The Company has outstanding unexercised stock option grants totaling 766,666 shares at an average exercise price of $0.608 per share as of March 31, 2021. The Company filed registration statements on Form S-8 to register 1,333,333 shares of our common stock related to the 2017 Stock Incentive Plan and First Amended and Restated 2017 Stock Incentive Plan.

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

Stock Option Activity

The Company had the following stock option transactions during the three months ended March 31, 2021:

On January 1, 2021, Mr. Fasci was also granted an option to purchase 500,000 shares of the Company’s Common Stock under the Company’s 2018 Stock Incentive Plan at an exercise price of $0.12 per share. The Option vests quarterly over three years, has a five-year life and allows for a cashless exercise.

During the three months ended March 31, 2021, executives and employees forfeited stock option grants for 240,001 shares with an exercise price of $1.467 per share.

There are currently 766,666 options to purchase common stock at an average exercise price of $0.608 per share outstanding as of March 3, 2021 under 2017 Stock Incentive Plan and First Amended and Restated 2017 Stock Incentive Plan. The Company recorded $5,643 and $13,439 of compensation expense, net of related tax effects, relative to stock options for the three months ended March 31, 2021 and 2020 and in accordance with ASC 718. As of March 31, 2021, there is approximately $26,325, net of forfeitures, of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately 4.12 years.

Stock option activity for the three months ended March 31, 2021 and the years ended December 31, 2020 and 2019 were as follows:

	Options	Weighted Average	Option
	Shares	Exercise Price	$
Outstanding as of January 1, 2019	666,667	$1.410	$940,000
Granted	23,333	1.457	34,000
Exercised	(26,111)	(0.900)	(23,500)
Forfeitures	(113,889)	(1.146)	(130,500)
Outstanding as of December 31, 2019	550,000	1.491	820,000
Granted	-	-	-
Exercised	-	-	-
Forfeitures	(43,333)	(1.431)	(62,000)
Outstanding as of December 31, 2020	506,667	1.496	758,000
Granted	500,000	0.120	60,000
Exercised	-	-	-
Forfeitures	(240,001)	(1.467)	(352,001)
Outstanding as of March 31, 2021	766,666	$0.608	$465,999

The following table summarizes information about stock options outstanding and exercisable at March 31, 2021:

		Weighted			Weighted
		Average	Weighted		Average
Range of	Number	Remaining Life	Average	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Exercise Price	Exerciseable	Exerciseable
$0.12	500,000	5.00	$0.12	-	$0.12
1.05	66,667	1.05	1.05	66,667	1.05
1.50	79,999	2.04	1.50	120,555	1.50
1.80	120,000	3.00	1.80	90,000	1.80
	766,666	4.12	$0.608	277,222	$1.49

Stock option grants totaling 766,666 shares of common stock had no intrinsic value as of March 31, 2021.

The stock option grants were valued using the following assumptions:

Dividend yield	0%
Expected life	3 Years
Expected volatility	120%
Risk free interest rate	0.37%

16. SEGMENT REPORTING

The management of the Company considers the business to have two operating segments (i) the corporate entity and (ii) EZ-CLONE, a manufacturer of cloning products. EZ-CLONE has provided the majority of the Company’s gross margins during 2019 and 2020. The financial results from GrowLife is based on the sale of EZ-CLONE products. The Company closed the lower margin hydroponics reselling business as of December 31, 2020.

The reporting for the three months ended March 31, 2021 and 2020 was as follows (in thousands): Note for the future-none of the other table are in thousands so use “full” numbers to be consistent.

			Segment
		Gross	Operating	Segment
Segment	Revenue	Margin	Profit (Loss)	Assets
Three Months Ended March 31, 2021
GrowLife, Inc. corporate	$-	$-	$(400)	$695
EZ-CLONE cloning manufacturing	1,673	896	236	4,451
Total segments	$1,673	$896	$(164)	$5,146

Three Months Ended March 31, 2020
GrowLife distribution products and GrowLife, Inc. corporate	$687	$142	$(555)	$337
EZ-CLONE cloning manufacturing	974	511	(150)	3,565
Total segments	$1,661	$653	$(705)	$3,902

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

On September 15, 2020, the Company received notice that William Blackburn and Brad Mickelsen (“Plaintiffs”), minority shareholders of EZ-CLONE Enterprises, Inc., a majority owned subsidiary of the Company, filed a complaint against the Company, its CEO Marco Hegyi and former CFO Mark Scott (“Officers”), in the Superior Court of California, County of Sacramento (“Complaint”) for claims related to breach under the Purchase and Sale Agreement dated October 15, 2018 between the Company and Plaintiffs. On September 15, 2020, the Company filed a notice of removal with the California Superior Court, County of Sacramento and the United States District Court for the Eastern District of California.  The case was removed to Federal District Court for the Eastern District of California and Plaintiffs filed an Ex Parte Application for TRO and an Order for Preliminary Injunction with the Federal Court.  The TRO was granted on September 16, 2020 and a preliminary injunction hearing was scheduled for September 29, 2020.  After reviewing all pleadings and oral arguments at the hearing, the Court issued a ruling granting Plaintiffs’ request for a preliminary injunction.  Subsequent to September 29, 2020, the parties are providing legal briefs to the Federal court to determine if rescission should be granted.

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

As of March 31, 2021, the Company has recorded a liability of $2,131,000 for acquisition payable of which a $1,105,000 is payable in stock and $1,026,000 is payable in cash.

Employment Agreement with Michael E. Fasci Sr.

On January 1, 2021, the Company’s Compensation Committee entered into an Employment Agreement with Michael E. Fasci Sr. to serve as the Company’s Chief Financial Officer through December 31, 2023. Mr. Fasci formerly served as Chairman of the Board.

Mr. Fasci’s shall receive an annual salary of $165,000 and may earn an annual bonus equal to two percent (2%) of the Company’s EBITDA for that year. Mr. Fasci was also granted an option to purchase 500,000 shares of the Company’s Common Stock under the Company’s 2018 Stock Incentive Plan at an exercise price of $0.12 per share. The Option vests quarterly over three years, has a five-year life and allows for a cashless exercise. The stock option grant is subject to the terms and conditions of the Company’s Stock Incentive Plan, including vesting requirements.

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

There were the following material events subsequent to March 31, 2021:

Warrant Settlement Agreement Please make the same changes noted on page 8 for this paragraph

On April 5, 2021, the Company entered into a joint Warrant Settlement Agreement with St. George Investments LLC (“St. George”) and Iliad Research and Trading, L.P. (“Iliad”) to resolve a dispute related the calculation of shares issuable under warrants issued in prior financings. In the Warrant Settlement Agreement, in exchange for certain covenants by the Company, St. George agreed that upon the exercise of its warrant of up to 11,750,000 shares of the Company’s common stock it would cancel the balance of the warrant related to a February 9, 2018 subscription agreement. Concurrently, Iliad agreed that upon the exercise of its warrant up to 2,500,000 shares of the Company’s common stock it would cancel the balance of the warrant related to an October 15, 2018 Securities Purchase Agreement. The Company recorded a loss on debt settlement of $2,423,000 for the year ended December 31, 2020 and accrued a liability for the future issuance of shares. On April 5, 2021, the Company issued 2,500,000 shares upon the exercise of the warrant to reduce by $425,000 its obligation On May 7, 2021, the Company issued another 3,500,000 shares upon the exercise of the warrant to further reduce by $595,000 its debt settlement obligation. The Company received no proceeds from these April and May 2021 cashless warrant exercises. The Company expects to issue an additional 8,250,000 shares to settle the remaining approximately $1.4 million of debt settlement obligation through cashless warrant exercises.

Debt Conversions

On April 26, 2021, Silverback Capital Corporation converted principal and accrued interest of $72,600 into 1,000,000 shares of the Company’s common stock at a per share conversion price of $0.0726. The Company recognized a loss on conversion on this transaction in the amount of $62,400.

On May10, 2021, Silverback Capital Corporation converted principal and accrued interest of $118,724 into 1,952,700 shares of the Company’s common stock at a per share conversion price of $0.0608. The Company recognized a loss on conversion on this transaction in the amount of $92,167.

Default Notices from Silverback Capital Corporation

On April 23, 2021, the Company was notified that it was in default on its notes held by Silverback Capital Corporation (“Silverback”) which totaled $1,444,329 at March 31, 2021. The reason for the default was the Company’s inability to provide the reserve share requirement as specified in the notes. The penalty for the reserve share default was an increase in the outstanding note balances by 15%, an increase in the conversion discount by 5% to 60%, and a default interest rate on the outstanding note balances of 22%.

As a result of the reserve share default, on May 7, 2021 Silverback demanded immediate payment in full of all of their notes. On May 10, 2021, when Silverback had not been paid in full, Silverback presented another default notice for lack of payment. The penalty for the non-payment default was an increase in the outstanding note balances by another 15%, an additional increase in the conversion discount by 5%, and a default interest rate on the outstanding note balances of 22%. The Company and Silverback are in discussion to resolve these defaults. As of May 24, 2021, Silverback has applied two material default notices to convertible notes payable asserting the balance owed totaled $1,817,311.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GrowLife is proud to report gross margins increased from 39.3% to 53.6% year over year.  This 14% increase was due to finally reaching the 100% focus on cloning system sales and divesting from the lower margin hydroponics reselling business.  General and administrative expenses were also significantly reduced by 22% from $1.4 million to $1.0 million year over year.  The 22% reduction is due to the adjustments made to GrowLife’s corporate cost structure during the litigation with the founders of EZ-CLONE.

Revenues remained relatively flat with less than a 1% growth year over year and down 16% from last quarter due to EZ-CLONE's primary sales dependency on major distribution partners. The Company closed the lower margin hydroponics reselling business as of December 31, 2020. The operating losses of $164,000 also reflect non-cash amortization for EZ-CLONE and bad debt expense of $196,000.

Finally, the first quarter stock trading spike, where the Company’s share price rose from $0.12 to $0.50 per share, unfortunately increased the level of debt conversions by 2-4 times the normal level resulting in a loss on debt conversion of $1,730,838 during the quarter ended March 31, 2021 compared to $30,138 during the quarter ended March 31, 2020  However, since we see debt as an interim necessity and not an on-going business factor, GrowLife Management considers the cash performance portion of the Statement of Operations a more accurate indicator of the long-term health of the business.  Cash provided by operating activities was $106,089 during the quarter ended March 31, 2021 compared to $422,780 cash used in operations during the quarter ended March 31, 2020.

GrowLife will continue to seek opportunities that service cultivators.  We believe this is in the best interest of our customers, shareholders and one where GrowLife is uniquely positioned to capitalize on.  The Company’s goal is to become the nation’s largest cultivation facility service provider focused on propagation systems serving more cultivators with products of high quality, exceptional value and competitive price.

Employees

As of March 31, 2021 we had 4 full-time and part-time employees. Marco Hegyi, our Chief Executive Officer, is based in Kirkland, Washington. Michael E. Fasci was appointed Chief Financial Officer on January 1, 2021. In addition, we employ 13 full-time and part-time employees at EZ-CLONE in Sacramento, CA. None of our employees are subject to a collective bargaining agreement or represented by a trade or labor union.

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

Our other intellectual property is primarily in the form of trademarks and domain names. We also hold rights to several website addresses related to our business including websites that are actively used in our day-to-day business such as www.shopgrowlife.com, and www.growlifeinc.com.We have a policy of entering into confidentiality and non-disclosure agreements with our employees, some of our vendors and customers as necessary.

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

On September 15, 2020, we received notice that William Blackburn and Brad Mickelsen (“Plaintiffs”), minority shareholders of EZ-CLONE Enterprises, Inc., a majority owned subsidiary of the Company, filed a complaint against the Company, its CEO Marco Hegyi and former CFO Mark Scott (“Officers”), in the Superior Court of California, County of Sacramento (“Complaint”) for claims related to breach under the Purchase and Sale Agreement dated October 15, 2018 between the Company and Plaintiffs. The Complaint also alleges that the Company and its Officers made certain false representations and other claims to consummate the Transaction and as a result has failed to complete the second closing as required under Purchase and Sale Agreement. The Plaintiffs are seeking rescission of the Purchase and Sale Agreement, unspecified damages in excess of ten thousand dollars, and other equitable relief.

On September 15, 2020, we filed a notice of removal with the California Superior Court, County of Sacramento and the United States District Court for the Eastern District of California.  The case was removed to Federal District Court for the Eastern District of California and Plaintiffs filed an Ex Parte Application for TRO and an Order for Preliminary Injunction with the Federal Court.  The TRO was granted on September 16, 2020 and a preliminary injunction hearing was scheduled for September 29, 2020.  After reviewing all pleadings and oral arguments at the hearing, the Court issued a ruling granting Plaintiffs’ request for a preliminary injunction.  The parties have provided legal briefs to the Federal court to determine if rescission should be granted and are awaiting the court’s determination.

As of March 31, 2021, we recorded a liability of $2,131,000 for acquisition payable of which a $1,105,000 is payable in stock and $1,026,000 is payable in cash.

Government Regulation

Currently, there are thirty-six states plus the District of Columbia that have laws and/or regulation that recognize in one form or another legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. There are currently sixteen states and the District of Columbia that allow recreational use of cannabis. As of March 31, 2021, the policy and regulations of the Federal government and its agencies is that cannabis has no medical benefit and a range of activities including cultivation and use of cannabis for personal use is prohibited on the basis of federal law and may or may not be permitted on the basis of state law. Active enforcement of the current federal regulatory position on cannabis on a regional or national basis may directly and adversely affect the willingness of customers of GrowLife to invest in or buy products from GrowLife. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect revenues and profits of the GrowLife companies.

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

(dollars in thousands)

	Three Months Ended March 31,
	2021	2020	$ Variance	% Variance
Net revenue	$1,673	$1,661	$12	0.7%
Cost of goods sold	777	1,008	231	22.9%
Gross profit	896	653	243	37.2%
General and administrative expenses	1,060	1,358	298	-21.9%
Operating loss	(164)	(705)	541	76.7%
Other income (expense):
Change in fair value of derivative	(61)	(278)	217	-78.1%
Interest expense, net	(784)	(281)	(503)	-179.0%
Loss on debt conversions	(1,731)	(30)	(1,701)	-5670.0%
Total other expense, net	(2,576)	(589)	(1,987)	-337.4%
Loss before income taxes	(2,740)	(1,294)	(1,446)	-111.7%
Income taxes - current (provision) benefit	(137)	-	(137)	-100.0%
Net loss	$(2,877)	$(1,294)	$(1,583)	-122.3%

THREE MONTHS ENDED MARCH 31, 2021 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2020

Net revenue for the three months ended March 31, 2021 increased by $12,000 to $1,673,000 from $1,661,000 for the three months ended March 31, 2020. The increase resulted higher EZ-CLONE revenue, offset by no hydroponic sales from the decision during 2020 to exit the hydroponics business and the elimination of the hydroponics sales personnel and the impact of the pandemic on the hydroponics segment during the year ended December 31, 2020. The hydroponics revenue for the three months ended March 31, 2021 was $0 as compared to $687,000 for the three months ended March 31, 2020. The EZ-CLONE revenue from its line of products for the three months ended March 31, 2021 was $1,673,000 as compared to $974,000 for the three months ended March 31, 2020. The increased performance of EZ-CLONE revenue is a direct result of the EZ-CLONE's primary sales dependency on major distribution partners.

Cost of Goods Sold

Cost of sales for the three months ended March 31, 2021 decreased by $231,000 to $777,000 from $1,008,000 for the three months ended March 31, 2020. The decrease resulted from no sales in the lower margin hydroponics segment, offset by increased EZ-CLONE sales, as discussed above.

Gross profit was $896,000 for the three months ended March 31, 2021 as compared to a gross profit of $653,000 for the three months ended March 31, 2020. The gross profit percentage was 53.6% for the three months ended March 31, 2021 as compared to 39.3% for the three months ended March 31, 2020. The increase was due to no sales in the lower margin hydroponics segment, offset by increased EZ-CLONE sales. The gross profit in the quarter ended March 31, 2021 related entirely to EZ-CLONE.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2021 were $1,060,000 as compared to $1,358,000 for the three months ended March 31, 2020. The variances were as follows: (i) a decrease in corporate salaries and payroll taxes of $247,000 and (ii) a decrease in other expenses of $51,000. As part of the general and administrative expenses for the three months ended March 31, 2021 and 2020, we recorded public relation, investor relation or business development expenses of $0.

Non-cash general and administrative expenses for the three months ended March 31, 2021 of $183,000 included (i) depreciation of $9,000; (ii) amortization of intangible assets of $168.000; and (iii) stock based compensation of $6,000 related to stock option grants and warrants.

Non-cash general and administrative expenses for the three months ended March 31, 2020 included non-cash expenses of $215,000 including (i) depreciation of $9,000; (ii) amortization of intangible assets of $168,000; and (iii) stock based compensation of $38,000 related to stock option grants and warrants.

Other Expense

Other expense for the three months ended March 31, 2021 was $2,576,000 as compared to $589,000 for the three months ended March 31, 2020. The other expense for the three months ended March 31, 2021 included (i) an increase in derivative liability of $61,000 (ii) interest expense of $784,000; and (iii) loss on debt conversions of $1,731,000. The change in derivative liability is the non-cash change in the fair value and relates to our derivative instruments. The increase in non-cash interest related to accrued interest expense on our notes payable. The loss on debt conversions related to the conversion of our notes payable at prices below the market price.

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

Net Loss

Net loss for the three months ended March 31, 2021 was $2,877,000 as compared to $1,294,000 for the three months ended March 31, 2020 for the reasons discussed above.

Net loss for the three months ended March 31, 2021 included non-cash expenses of $2,697,000 including (i) depreciation of $9,000; (ii) amortization of intangible assets of $168.000; (iii) stock based compensation of $6,000 related to stock option grants and warrants; (iv) accrued interest and amortization of issuance costs on convertible notes payable of $722,000; (v) change in derivative liability of $61,000 and (vi) loss on debt conversions of $1,731,000 .

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

The accompanying financial statements have been prepared assuming that we will continue as a going concern. However, since inception, we have sustained significant operating losses and such losses are expected to continue for the foreseeable future. As of March 31, 2021, we had an accumulated deficit of $157.7 million, cash and cash equivalents of $1.5 million and a working capital deficit of $4.267 million excluding derivative liability, convertible debt, right of use liability and deferred revenue). Net cash provided by (used in) operating activities was $106,000, ($1,951,000) and ($2,910,000) for the three months ended March 31, 2021 and the years ended December 31, 2020 and 2019, respectively.

We will require additional cash funding to fund operations beyond December 31, 2021. Accordingly, management has concluded that we do not have sufficient funds to support operations within one year after the date the financial statements are issued and, therefore, we concluded there was substantial doubt about the Company’s ability to continue as a going concern.

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

February 26, 2021 Bucktown Financing

On February 26, 2021, the Company executed the following agreements with Bucktown: (i) Securities Purchase Agreement; (ii) Secured Convertible Promissory Note; and (iii) Security Agreement (collectively the “Bucktown Agreements”). The Company entered into the Bucktown Agreements with the intent to acquire working capital to grow the Company’s businesses and to repay all outstanding obligations owed to: (i) Labrys Fund, L.P. in the amount of $615,333.34; and (ii) PowerUp Lending Group Ltd. in the amount of $128,858.24.

The total amount of funding under the Bucktown Agreements is $3,088,000 as represented in the Secured Convertible Promissory Note. The total purchase price for this Note is $2,850,000; the Note carries an aggregate original issue discount of $228,000 and a transaction expense amount of $10,000. The Note is comprised of two (2) tranches, consisting of (i) an initial Tranche in an amount equal to $928,000 and any interest, costs, fees or charges accrued thereon or added thereto under the terms of the Note and the Bucktown Agreements (the “Initial Tranche”), and (ii) an additional Tranche, which is exclusively dedicated for the purchase of the remaining equity interest in EZ-CLONE, in the amount of $2,160,000, plus any interest, costs, fees or charges accrued thereon or added thereto under the terms of the Note and the Bucktown Agreements (the “Subsequent Tranche”). The Initial Tranche shall correspond to $68,000 of the OID and the Transaction Expense Amount and may be converted into shares of Common Stock at any time subsequent to the Purchase Price Date. The Subsequent Tranche corresponds to the Investor Note and $160,000 of the aggregate OID.

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

Paycheck Protection Program Loan

On February 7, 2021, the Company received $337,055 under the Paycheck Protection Program of the U.S. Small Business Administration’s (SBA) 7(a) Loan Program pursuant to the Coronavirus, Aid, Relief and Economic Security Act (CARES Act), Pub. Law 116-136, 134 Stat. 281 (2020). During the three months ended March 31, 2021, the Company recorded interest expense of $515 at 1%. The Company is utilizing the funds in accordance with the legal requirements and expects this loan to be forgiven during 2021.

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2021 was $106,000. This amount was primarily related to a (i) net loss of $2,877,000, offset by (ii) net working capital increase of $286,000: (iii) non-cash expenses of $2,697,000 including (iv) depreciation of $9,000; (v) amortization of intangible assets of $168.000; (vi) stock based compensation of $6,000 related to stock option grants and warrants; (vii) accrued interest and amortization of issuance costs on convertible notes payable of $722,000; (viii) change in derivative liability of $61,000 and (ix) loss on debt conversions of $1,731,000.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2021 was $1,036,000. The amount related to proceeds from note payable of $2,085,000, offset by repayment of convertible notes payable of $1,049,000.

Our contractual cash obligations as of March 31, 2021 are summarized in the table below:

		Less Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	4-5 Years
Operating lease cash payments	$502,576	$217,546	$285,030	$-
Convertible notes payable and accrued interest	2,485,236	2,485,236	-	-
Notes payable	1,264,782	967,313	297,470	-
Acquisition of 49% of EZ-CLONE Enterprises, Inc.	1,026,000	1,026,000	-	-
	$5,278,594	$4,696,094	$582,500	$-

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

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of March 31, 2021, that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Management identified the following material weakness during its assessment of internal controls over financial reporting:

Audit Committee:

The current Audit Committee has one independent director and the audit committee Chairman is an interim Named Executive Officer. We expect to expand this committee during 2021.

Contractual Terms and Obligations

In prior years, we entered into various financing agreements involving stock purchase agreements, notes and warrants. The terms of these legal instruments contain complex legal terms, conditions and calculations. We recently resolved a dispute over the terms and conditions of two warrant agreements and entered into a settlement agreement resulting in the recording of a material expense.

b) Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2021, there were no changes in our internal controls over financial reporting during this fiscal quarter, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

On September 15, 2020, we received notice that William Blackburn and Brad Mickelsen, minority shareholders of EZ-CLONE Enterprises, Inc. (“Plaintiffs”), a majority owned subsidiary of the Company, filed a complaint against the Company, its CEO Marco Hegyi and former CFO Mark Scott (“Officers”), in the Superior Court of California, County of Sacramento (“Complaint”) for claims related to breach under the Purchase and Sale Agreement dated October 15, 2018 between the Company and Plaintiffs. On September 15, 2020, the Company filed a notice of removal with the California Superior Court, County of Sacramento and the United States District Court for the Eastern District of California.  The case was removed to Federal District Court for the Eastern District of California and Plaintiffs filed an Ex Parte Application for TRO and an Order for Preliminary Injunction with the Federal Court.  The TRO was granted on September 16, 2020 and a preliminary injunction hearing was scheduled for September 29, 2020.  After reviewing all pleadings and oral arguments at the hearing, the Court issued a ruling granting Plaintiffs’ request for a preliminary injunction.  Subsequent to September 29, 2020, the parties have provided legal briefs to the Federal court to determine if rescission should be granted. The Company is awaiting the court’s determination. We cannot determine the outcome of these proceedings.

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

As of March 31, 2021, we recorded a liability of $2,131,000 for acquisition payable of which a $1,105,000 is payable in stock and $1,026,000 is payable in cash.

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

On September 15, 2020, we received notice that William Blackburn and Brad Mickelsen (“Plaintiffs”), minority shareholders of EZ-CLONE Enterprises, Inc., a majority owned subsidiary of the Company, filed a complaint against the Company, its CEO Marco Hegyi and former CFO Mark Scott (“Officers”), in the Superior Court of California, County of Sacramento (“Complaint”) for claims related to breach under the Purchase and Sale Agreement dated October 15, 2018 between the Company and Plaintiffs. The Complaint also alleges that the Company and its Officers made certain false representations and other claims to consummate the Transaction and as a result has failed to complete the second closing as required under Purchase and Sale Agreement. The Plaintiffs are seeking rescission of the Purchase and Sale Agreement, unspecified damages in excess of ten thousand dollars, and other equitable relief.

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

As of March 31, 2021 and December 31, 2020, we have a liability to the two EZ-Clone founders of $2,131,000 for acquisition payable of which a $1,105,000 is payable in stock and $1,026,000 is payable in cash.

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

We have had substantial customer concentration at EZ-CLONE, with a limited number of customers accounting for a substantial portion of our sales and accounts receivable.

EZ-CLONE had one customer that was more than 24% of our sales and 31.3% of our accounts receivable for the quarter ended March 31, 2021 and 45.7% of our sales and 87.7% of our accounts receivable for the year ended December 31, 2020. There are inherent risks whenever a large percentage of total sales and accounts receivable are concentrated with a limited number of customers. It is not possible for us to predict the future level of demand for our services and products that will be generated by this customer or the future demand for the products and services of this customer in the end-user marketplace. In addition, sales from larger customers may fluctuate from time to time based on the commencement and completion of projects, the timing of which may be affected by market conditions or other factors, some of which may be outside of our control. Further, some of our contracts with larger customers permit them to terminate our services at any time (subject to notice and certain other provisions). If any of our major customers experience declining or delayed sales due to market, economic or competitive conditions, we could be pressured to reduce the prices we charge for our services or we could lose the customer. Any such development could have an adverse effect on our margins and financial position, and would negatively affect our sales and results of operations and/or trading price of our common stock. There can be no assurance that our sales will not continue to be sufficiently concentrated among a limited number of customers.

Risks Associated with Securities Purchase Agreements with Chicago Venture Partners, L.P. (“Chicago Venture”), Iliad Research and Trading, L.P. (“Iliad”), Odyssey Research and Trading, LLC, (“Odyssey”), Bucktown Capital LLC (“Bucktown) and Silverback Capital Corporation (“Silverback”).

The Securities Purchase Agreements with Chicago Venture, Iliad, Bucktown and Odyssey will terminate if we file protection from our creditors, a Registration Statement on Form S-1 is not effective, and our market capitalization or the trading volume of our common stock does not reach certain levels. If terminated, we will be unable to draw down all or substantially all of Notes. These agreements have provided the Company substantial sources of capital in the past.

Our ability to require Chicago Venture, Iliad, Bucktown and Odyssey and all affiliated entities, to fund the Notes is at mutual discretion, subject to certain limitations. Chicago Venture, Iliad and Odyssey are obligated to fund if each of the following conditions are met; (i) the average and median daily dollar volumes of our common stock for the twenty (20) and sixty (60) trading days immediately preceding the funding date are greater than $100,000; (ii) our market capitalization on the funding date is greater than $17,000,000; (iii) we are not in default with respect to share delivery obligations under the note as of the funding date; and (iv) we are current in our reporting obligations.

On September 1, 2020, Iliad sold $500,000 of their 8/7/18 note with GrowLife to Silverback Capital Corporation (“Silverback”). On October 13, 2020, Iliad sold $243,854 of their 10/15/18 note with GrowLife to Silverback. On November 18, 2020, Iliad sold $250,000 of their 8/7/18 note with GrowLife to Silverback. On January 7, 2021, Iliad sold $500,000 of their 8/7/18 note with Growlife to Silverback. On 2/2/21 Odyssey sold $610,659 of its 1/30/20 note with GrowLife to Silverback. On 2/2/21 Iliad sold $72,250 of its 8/7/18 note with GrowLife to Silverback. On 2/12/21 Odyssey sold $454,996 of its 7/22/19 note with GrowLife to Silverback. Silverback is stepping into the same terms and conditions in the original notes.

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

We are currently in default of its obligations to certain creditors

We are currently in default of the notes held by Silverback. As of March 31, 2021 the notes held by Silverback totaled $1,444,329. The notes provides that in the event of default, the lender may, at its option, elect to increase the outstanding balance applying the default effect (defined as outstanding balance at date of default. As of May 24, 2021, Silverback has applied two material default notices to convertible notes payable totaling $1,817,311, each of which increased the balance by 15%, increased interest to 22% and each increased the conversion discount by 5%. The defaults were due to a failure to keep sufficient reserves to meet obligations and failure to pay the entire note balance upon Silverbacks demand. We cannot predict whether Silverback will institute any further rights with respect to the Note defaults and may imply further discounts and penalties. Further the default which Silverback has alleged may apply to other creditors and they may also institute penalties for such defaults. We cannot give any assurance that it will be able to pay such creditors or that claims will not be asserted in addition to the amounts which the Company believes it is liable for at this time.

The Company's ability to satisfy claims of all its creditors in full is uncertain.

We are liable to various creditors, including in the aggregate amount of $12.2 million. At March 31, 2021, we had an aggregate of $11.3 million of current liabilities and $12.2 million in total liabilities. This is compared to current assets of $2.9 million as of March 31, 2021. No assurance can be given that we will be able to pay such creditors in full or that claims will not be asserted in addition to the amounts which we believe are liable for at this time.

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

As of May 21, 2021, thirty-six states and the District of Columbia allow its citizens to use medical cannabis.  Additionally, sixteen states and the District of Columbia have legalized cannabis for adult use.  The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration previously effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana.  The Biden Administration position is unknown. However, there is no guarantee that the Biden Administration will not change current policy regarding the low-priority enforcement of federal laws.  Additionally, any new administration that follows could change this policy and decide to enforce the federal laws strongly.  Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us and our shareholders.

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

As of May 21, 2021, thirty-six states and the District of Columbia allow its citizens to use medical cannabis.  Additionally, sixteen states and the District of Columbia have legalized cannabis for adult use.   Many other states are considering legislation to similar effect. As of the date of this writing, the policy and regulations of the Federal government and its agencies is that cannabis has no medical benefit and a range of activities including cultivation and use of cannabis for personal use is prohibited on the basis of federal law and may or may not be permitted on the basis of state law. Active enforcement of the current federal regulatory position on cannabis on a regional or national basis may directly and adversely affect the willingness of customers of GrowLife to invest in or buy products from GrowLife that may be used in connection with cannabis. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect revenues and profits of the GrowLife companies.

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

We have experienced net losses since inception. As of March 31, 2021, we had an accumulated deficit of $157.7 million. There can be no assurance that we will achieve or maintain profitability.

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

Risks Related to our Common Stock

Chicago Venture, Iliad, Odyssey, St. George and Bucktown and Silverback could have significant influence over matters submitted to stockholders for approval.

As a result of funding from Chicago Venture, Iliad, Odyssey, St. George, and Bucktown and Silverback and as previously detailed, they exercise significant control over us.

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

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of March 31, 2021, there are also (i) stock option grants outstanding for the purchase of 766,666 common shares at a $0.608 average exercise price; and (ii) warrants for the purchase of 3,451,737 shares of common shares at a $2.464 average exercise price. We have an unknown number of common shares to be issued under the Chicago Venture, Iliad and St. George financing and Silverback agreements and warrants because the number of shares ultimately issued to the holder depends on the price at which the holder converts its debt to shares and exercises its warrants. These debt and warrant agreements include price protection features for the holders and can result in significant dilution to the Company. The lower the conversion or exercise prices, the more shares that will be issued to the holder upon the conversion of debt to shares. We will not know the exact number of shares of stock issued to the holder until the debt is actually converted to equity.

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

Our Convertible Notes Payable may require an adjustment in the current conversion price of $0.070 per share as calculated pursuant to terms of the notes if we issue common stock, warrants or equity below the price that is reflected in the convertible notes payable. Our warrant with St. George may require an adjustment in the exercise price. As discussed above, On April 5, 2021, we entered into a joint warrant settlement agreement with St. George and Iliad to resolve a dispute regarding prior financings wherein St. George and Iliad agreed once they have exercised the warrants for an aggregate 14.25 million shares of stock valued at approximately $2.4 million dollars, the balance of the warrant would be cancelled so long as the Company has increased its authorized common stock. The Company recorded a loss on debt conversion of $2.4 million in the period ended December 31, 2020. The conversion price of the convertible notes and warrants will have an impact on the market price of our common stock. Specifically, if under the terms of the convertible notes the conversion price goes down, then the market price, and ultimately the trading price, of our common stock will go down. If under the terms of the convertible notes the conversion price goes up, then the market price, and ultimately the trading price, of our common stock will likely go up. In other words, as the conversion price goes down, so does the market price of our stock. As the conversion price goes up, so presumably does the market price of our stock. The more the conversion price goes down, the more shares are issued upon conversion of the debt which ultimately means the more stock that might flood into the market, potentially causing a further depression of our stock.

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

During the three months ended March 31, 2021, we had the following sales of unregistered sales of equity securities:

Debt and accrued interest of $1,428,760 was converted into 15,339,018 shares of our common stock at a per share conversion price of $0.093 which resulted in loss of debt of conversion $1,730,838.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On April 23, 2021, the Company was notified that it was in default on its notes held by Silverback Capital Corporation (“Silverback”) which totaled $1,444,329 at March 31, 2021. The reason for the default was the Company’s inability to provide the reserve share requirement as specified in the notes. The penalty for the reserve share default was an increase in the outstanding note balances by 15%, an increase in the conversion discount by 5% to 60%, and a default interest rate on the outstanding note balances of 22%.

As a result of the reserve share default, on May 7, 2021 Silverback demanded immediate payment in full of all of their notes. On May 10, 2021, when Silverback had not been paid in full, Silverback presented another default notice for lack of payment. The penalty for the non-payment default was an increase in the outstanding note balances by another 15%, an additional increase in the conversion discount by 5%, and a default interest rate on the outstanding note balances of 22%. The Company and Silverback are in discussion to resolve these defaults. As of May 24, 2021, Silverback has applied two material default notices to convertible notes payable asserting the balance owed totaled $1,817,311.

ITEM 6  EXHIBITS

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

10.7	Marco Hegyi Employment Agreement dated October 15, 2018. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on October 17, 2018, and hereby incorporated by reference.

10.8	Joseph Barnes Employment Agreement dated October 15, 2018. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on October 17, 2018, and hereby incorporated by reference.

10.9
Prospectus Supplement dated November 8, 2018 to Rights Offering to Shareholders filed in 424(b)(4) Prospectus filed with the SEC on October 18, 2018, and hereby incorporated by reference. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on November 16, 2018, and hereby incorporated by reference.

10.10
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

10.12
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

10.14
Amendment No. 1 to Purchase and Sale Agreement dated October 23, 2019, entered into by and between GrowLife, Inc. and William Blackburn. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on November 12, 2019, and hereby incorporated by reference.

10.15
Compilation of Securities Purchase Agreement, Secured Promissory Notes, and Security Agreement. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on February 5, 2020, and hereby incorporated by reference.

10.16
Compilation of Labrys Securities Purchase Agreement, Self-Amortization Promissory Note and Other Agreements. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on October 15, 2020, and hereby incorporated by reference

10.17
Compilation of EMA Securities Purchase Agreement, Self-Amortization Promissory Note and Other Agreements. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on October 15, 2020, and hereby incorporated by reference

10.18
Compilation of FF Securities Purchase Agreement, Self-Amortization Promissory Note and Other Agreements. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on October 15, 2020, and hereby incorporated by reference

10.19
Amendment 2 to Compilation of Labrys Securities Purchase Agreement, Self-Amortization Promissory Note and Other Agreements. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on December 7, 2020, and hereby incorporated by reference.

10.20	Michael E. Fasci Executive Employment Agreement dated January 1, 2021. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on January 8, 2021, and hereby incorporated by reference.

10.21
Amendment 3 to Compilation of Labrys Securities Purchase Agreement, Self-Amortization Promissory Note and Other Agreements. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on January 5, 2021, and hereby incorporated by reference.

10.22
Compilation of Bucktown Capital, LLC Securities Purchase Agreement, and Other Agreements. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on March 5, 2021, and hereby incorporated by reference.

10.23	St. George and Iliad joint Warrant Settlement Agreement. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on April 9, 2021, and hereby incorporated by reference.

14.1	Code of Conduct and Ethics dated May 15, 2014. Attached as an exhibit to the Company’s Form 8-K filed and with the SEC on June 9, 2014, and hereby incorporated by reference.

16.1	Letter dated October 3, 2019 from SD Mayer and Associates, LLP. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on October 8, 2019, and hereby incorporated by referene.

31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.

32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

99.1	Audited Financial Statements of EZ-CLONE Enterprises, Inc. Filed as an exhibit to the Company’s Form 8-K/A and filed with the SEC on January 24, 2019, and hereby incorporated by reference.

99.2	Unaudited Pro Forma Financial Information of GrowLife, Inc. and EZ-CLONE Enterprises, Inc. Filed as an exhibit to the Company’s Form 8-KA and filed with the SEC on January 24, 2019, and hereby incorporated reference.

99.3	Amended and Restated Audit Committee Charter, dated October 16, 2015. Attached as an exhibit to the Company’s Form 8-K and filed with the SEC on October 26, 2015, and hereby incorporated by reference.

99.4	Compensation Committee Charter dated May 15, 2014. Attached as an exhibit to the Company’s Form 8-K dated June 3, 2014 and filed with the SEC on June 9, 2014, and hereby incorporated by reference.

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

GROWLIFE, INC.

(Registrant)

Date: May 24, 2021	By:	/s/ Marco Hegyi
Marco Hegyi
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 24, 2021	By:	/s/ Michael E. Fasci Sr.
Michael E. Fasci Sr.
Chief Financial Officer
(Principal Financial and Accounting Officer)