Form 10-Q
period 2021-06-30
GROWLIFE, INC.
filed 2021-08-23
CIK 1161582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period June 30, 2021

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

As of August 23, 2021, there were 86,449,997 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

ITEM 1. FINANCIAL STATEMENTS

GROWLIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
ASSETS		(Audited)

CURRENT ASSETS:
Cash and cash equivalents	$1,233,738	$383,144
Accounts receivable - trade, net of allowance for doubtful accounts of $55,690 and $5,690
as of 6/30/2021 and 12/31/2020, respectively	821,954	960,522
Inventory, net	1,023,180	570,524
Deposits	18,995	18,995
Total current assets	3,097,867	1,933,185

PROPERTY AND EQUIPMENT, NET	111,044	129,330
INTANGIBLE ASSETS, NET	794,860	1,130,718
GOODWILL	781,749	781,749
OPERATING LEASE RIGHT OF USE ASSET	296,331	380,247
TOTAL ASSETS	$5,081,851	$4,355,229

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade	$1,061,211	$1,146,195
Accrued expenses	934,293	2,592,251
Accrued expenses - related parties	48,532	37,394
Notes payable- PPP/EIDL loans, current	924,339	390,035
Derivative liability	1,526,976	1,101,436
Convertible notes payable	2,553,504	2,495,153
Notes payable- related party	-	49,144
Acquisition of EZ-CLONE Enterprises, Inc. payable in cash	1,026,000	1,026,000
Acquisition of EZ-CLONE Enterprises, Inc. payable in common stock	1,105,000	1,105,000
Current portion of operating lease right of use liability	140,772	140,772
Federal and state income taxes payable	752,766	343,125
Total current liabilities	10,073,393	10,426,505

LONG TERM LIABILITIES:
Deferred tax liability	293,873	352,649
Notes payable- PPP/EIDL, less current portion	299,691	485,679
Non-current portion of operating lease right of use liability	184,294	264,868
Total long term liabilities	777,858	1103,196

COMMITMENTS AND CONTINGENCIES (Note 17)	-	-

STOCKHOLDERS' DEFICIT
Preferred stock - $0.0001 par value, 10,000,000 shares authorized, no shares
issued and outstanding at 6/30/2021 and 12/31/2020, respectively	-	-
Common stock - $0.0001 par value, 120,000,000 shares authorized, 84,449,997 and 51,843,221
shares issued and outstanding at 6/30/2021 and 12/31/2020 , respectively	391,847	388,587
Additional paid in capital	152,465,972	147,278,311
Accumulated deficit	(158,627,219)	(154,841,370)
Total stockholders' deficit	(5,769,400)	(7,174,472)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,081,851	$4,355,229

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended,		Six Months Ended,
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

NET REVENUE	$2,169,598	$1,849,837	$3,842,544	$3,511,637
COST OF GOODS SOLD	889,407	1,122,006	1,666,051	2,130,361
GROSS PROFIT	1,280,191	727,831	2,176,493	1,381,276
GENERAL AND ADMINISTRATIVE EXPENSES	1,076,173	1,134,407	2,136,605	2,492,248
OPERATING PROFIT (LOSS)	204,018	(406,576)	39,888	(1,110,972)

OTHER INCOME (EXPENSE):
Change in fair value of derivative	(364,121)	119,698	(425,540)	(158,442)
Interest expense, net	(661,071)	(160,246)	(1,444,577)	(441,247)
Gain (loss) on debt conversions and settlement, net	126,083	(222,174)	(1,604,755)	(252,312)
Total other expense, net	(899,109)	(262,722)	(3,474,872)	(852,001)

LOSS BEFORE INCOME TAXES	(695,091)	(669,298)	(3,434,984)	(1,962,973)

Income taxes - current (expense) benefit	(214,077)	58,775	(350,865)	58,775

NET LOSS	$(909,168)	$(610,523)	$(3,785,849)	(1,904,198)

Basic and diluted loss per share	$(0.01)	$(0.02)	$(0.06)	$(0.06)

Weighted average shares of common stock outstanding- basic and diluted	75,749,817	30,489,902	67,645,342	30,271,487

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

					Total
	Common Stock		Additional Paid	Accumulated	Stockholders'
	Shares	Amount	in Capital	Deficit	(Deficit)
Balance as of January 1, 2020	28,677,147	$386,269	$143,441,047	$(148,461,532)	$(4,634,216)
Stock based compensation for stock options	-	-	13,439	-	13,439
Stock based compensation for warrants	-	-	24,000	-	24,000
Shares issued for convertible note and interest conversion	605,294	61	149,510	-	149,571
Warrant exercise	146	-	460	-	460
Fractional shares issued related to reverse stock split	15	-	-	-	-
Net loss for the three months ended March 31, 2020	-	-	-	(1,293,675)	(1,293,675)
Balance as of March 31, 2020	29,282,602	386,330	143,628,456	(149,755,207)	(5,740,421)
Stock based compensation for stock options	-	-	13,439	-	13,439
Stock based compensation for warrants	-	-	24,000	-	24,000
Shares issued for services rendered	40,000	4	11,797	-	11,801
Shares issued for convertible note and interest conversion	3,991,108	400	835,007	-	835,407
Warrant exercise	8	-	25	-	25
Net loss for the three months ended June 30, 2020	-	-	-	(610,523)	(610,523)
Balance as of June 30, 2020	33,313,718	386,734	144,512,724	(150,365,730)	(5,466,273)

Balance as of January 1, 2021	51,843,221	388,586	147,278,311	(154,841,370)	(7,174,472)
Stock based compensation for stock options	-	-	5,643	-	5,643
Shares issued for convertible note and interest conversion	15,339,018	1,534	3,158,064	-	3,159,597
Net loss for the three months ended March 31, 2021	-	-	-	(2,876,681)	(2,876,681)
Balance as of March 31, 2021	67,182,239	390,120	150,442,018	(157,718,051)	(6,885,913)

Stock based compensation for stock options	-	-	4,916	-	4,916
Shares issued for convertible note and interest conversion	6,704,000	671	836,844	-	837,515
Shares issued for liability settlement	9,750,000	975	1,182,275	-	1,183,250
Shares issued for warrant exercise - cashless	813,758	81	(81)	-	-
Net loss for the three months ended June 30, 2021	-	-	-	(909,168)	(909,168)
Balance as of June 30, 2021	84,449,997	$391,847	$152,465,972	$(158,627,219)	$(5,769,400)

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended,
	June 30, 2021	June 30, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,785,849)	$(1,904,198)
Adjustments to reconcile net loss to net cash (used in)
operating activities
Depreciation	18,286	18,576
Amortization of intangible assets	335,858	335,858
Stock based compensation	10,559	74,878
Common stock issued for services	-	11,801
Non cash interest and amortization of debt discount	1,400,528	438,899
Change in fair value of derivative liability	425,540	158,442
Loss on debt conversions	1,604,756	252,312
Changes in operating assets and liabilities:
Accounts receivable	138,568	(175,587)
Inventory	(452,656)	(77,545)
Right of use, net	3,342	6,492
Accounts payable	(84,984)	(17,059)
Accrued expenses	12,213	30,102
Change in deferred taxes	(58,776)	(58,775)
Change in federal and state taxes payable	409,641	-
CASH (USED IN) OPERATING ACTIVITIES	(22,974)	(905,804)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of convertible notes payable	(1,211,887)	(167,846)
Proceeds from notes payable	2,085,455	1,556,429
Proceeds from the issuance of common stock	-	485
NET CASH PROVIDED BY FINANCING ACTIVITIES	873,568	1,389,068

NET INCREASE IN CASH AND CASH EQUIVALENTS	850,594	483,264

CASH AND CASH EQUIVALENTS, beginning of period	383,144	40,834

CASH AND CASH EQUIVALENTS, end of period	$1,233,738	$524,098

Supplemental disclosures of cash flow information:

Non-cash investing and financing activities:
Shares issued for convertible note and interest conversion	$1,827,873	$626,674
Shares issued for liability settlement	$1,657,500	$-

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

These financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on April 15, 2021. The results of operations for the six months ended June 30, 2021 are not necessarily indicative of the results expected for the full fiscal year, or for any other fiscal period.

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

As of June 30, 2021, the Company has recorded a liability of $2,131,000 for acquisition payable of which a $1,105,000 is payable in stock and $1,026,000 is payable in cash.

On April 5, 2021, the Company entered into a joint Warrant Settlement Agreement with St. George Investments LLC (“St. George”) and Iliad Research and Trading, L.P. (“Iliad”) to resolve a dispute related the calculation of shares issuable under warrants issued in prior financings. In the Warrant Settlement Agreement, in exchange for certain covenants by the Company, St. George agreed that upon the exercise of its warrant of up to 11,750,000 shares of the Company’s common stock it would cancel the balance of the warrant related to a February 9, 2018 subscription agreement. Concurrently, Iliad agreed that upon the exercise of its warrant up to 2,500,000 shares of the Company’s common stock it would cancel the balance of the warrant related to an October 15, 2018 Securities Purchase Agreement. The Company recorded a loss on debt settlement of $2,423,000 for the year ended December 31, 2020 and accrued a liability for the future issuance of shares. On April 5, 2021, the Company issued 2,500,000 shares upon the exercise of the warrant to reduce by $425,000 its obligation. On May 7, 2021, the Company issued another 3,500,000 shares upon the exercise of the warrant to further reduce by $595,000 its debt settlement obligation. On June 10, 2021, the Company issued 3,750,000 shares upon the exercise of the warrant to reduce by $637,500 its obligation. The Company received no proceeds from these April, May, and June 2021 cashless warrant exercises. The Company expects to issue an additional 4,500,000 shares to settle the remaining $765,000 of debt settlement obligation through cashless warrant exercises. During quarter ended June 30 2021, the Company recognized a gain on settlement of $474,250 when the fair value of the common shares issued were based on the stock price on the date of settlement.

On April 23, 2021, the Company was notified that it was in default on its notes held by Silverback Capital Corporation which totaled $1,535,686 at June 30, 2021. The reason for the default was the Company’s inability to provide the reserve share requirement as specified in the notes. The penalty for the reserve share default was an increase in the outstanding note balances by 15%, an increase in the conversion discount by 5% to 60%, and a default interest rate on the outstanding note balances of 22%.

As a result of the reserve share default, on May 7, 2021 Silverback demanded immediate payment in full of all of their notes. On May 10, 2021, when Silverback had not been paid in full, Silverback presented another default notice for lack of payment. The penalty for the non-payment default was an increase in the outstanding note balances by another 15%, an additional increase in the conversion discount by 5%, and a default interest rate on the outstanding note balances of 22%. The Company and Silverback are in discussion to resolve these defaults. During the quarter ended June 30, 2021, the Company accrued additional interest and penalties of approximately $410,800 in connection with this dispute. Subsequent to June 30, 2021 Silverback converted notes and accrued interest totaling $138,800 into shares of common stock. After the note conversion, as of August 23, 2021, Silverback has applied two material default notices to convertible notes payable asserting the balance owed totals $1,442,316.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $3,785,849, $6,379,838 and $7,374,383 for the six months ended June 30, 2021 and the years ended December 31, 2020 and 2019, respectively. Net cash used in operating activities was ($22,974), ($1,950,870) and ($2,909,811) for the six months ended June 30, 2021 and the years ended December 31, 2020 and 2019, respectively.

The Company anticipates that it will record losses from operations for the foreseeable future. As of June 30, 2021, the Company’s accumulated deficit was $ 158,627,219. The Company has limited capital resources, and operations to date have been funded with the proceeds from private equity and debt financings. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by the Company’s independent registered public accounting firm relating to our consolidated financial statements for the year ended December 31, 2020 includes an explanatory paragraph expressing the substantial doubt about the Company’s ability to continue as a going concern.

The Company believes that its cash on hand will be sufficient to fund our operations only until September 30, 2021 because the majority of the Company’s cash is currently held at EZ Clone and as a result of the ongoing litigation with EZ Clone Founder’s, such cash is not accessible for general corporate use. The Company needs additional financing to implement our business plan and to service our ongoing operations and pay our current debts. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations, and divest all or a portion of our business. We may seek additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt. Equity financing, if obtained, could result in dilution to the Company’s then-existing stockholders and/or require such stockholders to waive certain rights and preferences. If such financing is not available on satisfactory terms, or is not available at all, the Company may be required to delay, scale back, eliminate the development of business opportunities and our operations and financial condition may be materially adversely affected.

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

Cash and Cash Equivalents - We classify highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit. At June 30, 2021, the Company had uninsured deposits in the amount of $983,738.

Accounts Receivable and Revenue – The company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which requires the application of the five-step-principles-based-accounting-model for revenue recognition. These steps include (1) a legally enforceable contract, written or unwritten is identified; (2) performance obligations in the contracts are identified; (3) the transaction price reflecting variable consideration, if any, is identified; (4) the transaction price is allocated to the performance obligations; and (5) revenue is recognized when the control of goods is transferred to the customer at a particular time or over time. Our hydroponic sales are cash or credit card. Our EZ-CLONE sales include credit cash, payments in advance, 3% discount upon receipt and, we extend thirty day terms to select customers. Accounts receivable are reviewed periodically for collectability. As of June 30, 2021 and December 31, 2020, the Company has an allowance for doubtful accounts totaling $55,690 and $5,690, respectively.

Sales Returns - We allow customers to return defective products when they meet certain established criteria as outlined in our sales terms and conditions. It is our practice to regularly review and revise, when deemed necessary, our estimates of sales returns, which are based primarily on actual historical return rates. We record estimated sales returns as reductions to sales, cost of goods sold, and accounts receivable and an increase to inventory. Returned products which are recorded as inventory are valued based upon the amount we expect to realize upon its subsequent disposition. As of June 30, 2021 and December 31, 2020, there was a reserve for sales returns of $20,000, respectively, which is minimal based upon our historical experience.

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

Goodwill –The Company reviews its acquired goodwill for impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. In reviewing its goodwill, the Company performs a qualitative analysis to determine if it is more-likely-than-not that the goodwill is impaired. If the qualitative analysis indicates that goodwill is likely impaired, the Company calculates the fair value of its goodwill by allocating the fair value of the business unit containing the goodwill to all its tangible and intangible assets and liabilities, with the residual fair value allocated to goodwill. The excess, if any, of the goodwill carrying value in excess of its fair value would be recognized as an impairment loss. Management has concluded that, based on a qualitative analysis, it is more-likely-than-not that goodwill has not been impaired as of June 30, 2021 and December 31, 2020.

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

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of June 30, 2021 and December 31, 2020 are based upon the short-term nature of the assets and liabilities.

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

As of June 30, 2021, there are also (i) stock option grants outstanding for the purchase of 740,000 common shares at a $0.576 average exercise price; and (ii) warrants for the purchase of 3,451,737 shares of common shares at a $2.464 average exercise price, subject to adjustment as set forth in the warrants. In addition, we have an unknown number of common shares to be issued under the St. George, Iliad, Bucktown, EMA, First Fire and Silverback convertible promissory note financing agreements. In the case of default, the number of shares ultimately issued to the lenders depends on the price at which they convert their debt to shares and exercise their warrants. The lower the conversion or exercise prices, the more shares that will be issued upon the conversion of debt to shares. We will not know the exact number of shares of stock issued until the debt is actually converted to equity or warrants are exercised. See Note 18 for discussion of warrant settlement agreement.

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

Income Taxes - In preparing the provision for estimated income taxes, the Company calculates income taxes separately for EZ Clone. As of June 30, 2021 and December 31, 2020 the Company has recorded a liability for EZ Clone income taxes payable totaling $752,766 and $343,125, respectively.

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

On September 15, 2020, the Company received notice that William Blackburn and Brad Mickelsen (“Plaintiffs”), minority shareholders of EZ-CLONE Enterprises, Inc., a majority owned subsidiary of the Company, filed a complaint against the Company, its CEO Marco Hegyi and former CFO Mark Scott (“Officers”), in the Superior Court of California, County of Sacramento (“Complaint”) for claims related to breach under the Purchase and Sale Agreement dated October 15, 2018 between the Company and Plaintiffs. On September 15, 2020, the Company filed a notice of removal with the California Superior Court, County of Sacramento and the United States District Court for the Eastern District of California. The case was removed to Federal District Court for the Eastern District of California and Plaintiffs filed an Ex Parte Application for TRO and an Order for Preliminary Injunction with the Federal Court. The TRO was granted on September 16, 2020 and a preliminary injunction hearing was scheduled for September 29, 2020. After reviewing all pleadings and oral arguments at the hearing, the Court issued a ruling granting Plaintiffs’ request for a preliminary injunction. This injunction provides Plaintiffs with operating control of EZ Clone and this control assures that Growlife will have little if any involvement in operations and that Growlife will be denied cash distributions for the foreseeable future.

The Complaint also alleges that the Company and its Officers made certain false representations and other claims to consummate the Transaction and as a result has failed to complete the second closing as required under Purchase and Sale Agreement. The Plaintiffs are seeking rescission of the Purchase and Sale Agreement, unspecified damages in excess of ten thousand dollars, and other equitable relief. The Company cannot predict the outcome of these proceedings at this time.

As of June 30, 2021, the Company has recorded a liability of $2,131,000 for acquisition payable of which a $1,105,000 is payable in stock and $1,026,000 is payable in cash.

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

As of the acquisition date in October 2018, the Company recognized approximately $3.4 million of intangible assets and began amortizing them over 3 years. In the fourth quarter of 2019, the Company completed its evaluation of assets acquired and finalized its asset valuation. The finalized valuation resulted in lower intangible assets from the original assessment, allocating some of the intangible to Goodwill and determined that the life of definite life intangibles to be 5 years (See Note 7). The Company adjusted the cost basis and accumulated amortization, reducing both, but did not change 2019 amortization expense that had been recorded through September 30, 2019 which was in excess of $800,000. The change in the purchase accounting also resulted in the recording of a deferred tax liability and the lowering of non-controlling interest by $587,750 and such reclassification was made to the December 31, 2018 balance sheet. During the six months ended June 30, 2021 and 2020, respectively, the Company recorded a tax benefit of $58,776 and $58,775 related to book versus tax basis difference from the purchase accounting.

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

NOTE 5 – INVENTORY

Inventory as of June 30, 2021 and December 31, 2020 consisted of the following:

	June 30,	December 31,
	2021	2020

Raw materials	$404,237	$456,723
Work in process	140,481	83,792
Finished goods	94,720	26,557
Inventory deposits	383,742	3,452
Total	$1,023,180	$570,524

Raw materials consist of supplies for product lines at EZ-CLONE.

Finished goods inventory relates to product lines at EZ- CLONE.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2021 and December 31, 2020 consists of the following:

	June 30,	December 31,
	2021	2020

Machinery, equipment and tooling	$357,157	$356,867
Computer equipment	16,675	16,675
Leasehold improvements	14,702	14,702
Total property and equipment	388,534	388,244
Less accumulated depreciation and amortization	(277,490)	(258,914)
Net property and equipment	$111,044	$129,330

Total depreciation expense was $18,286 and $18,576 for the six months ended June 30, 2021 and 2020, respectively. All equipment is used for manufacturing, selling, general and administrative purposes and accordingly all depreciation is classified in cost of goods sold, selling, general and administrative expenses.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets as of June 30, 2021 and December 31, 2020 consisted of the following:

	Estimated	June 30, 2021	December 31, 2020

Customer Lists	3.5 Years	$1,297,000	$1,297,000
Intellectual Property	3.5 Years	1,054,000	1,054,000
less accumulated amortization		(1,556,140)	(1,220,282)
Net Intangible assets-definitive life		$794,860	$1,130,718

Goodwill-indefinite life	N/A	$781,749	$781,749

Total intangible assets and goodwill		$1,576,609	$1,912,467

Total amortization expense was $335,858 for the six months ended June 30, 2021 and 2020, respectively.

NOTE 8- LEASES

The Company previously entered into operating leases for retail and corporate facilities. These leases have terms which range from two to five years, and often include options to renew. These operating leases are listed as separate line items on the Company's December 31, 2018 Consolidated Balance Sheet and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are also listed as separate line items on the Company's December 31, 2018 Consolidated Balance Sheet. Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, the Company recognized right-of-use assets and lease liabilities for operating leases of approximately $1,378,000 on January 1, 2019. Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. During the three months ended September 30, 2019 the Company cancelled all but one lease and has recognized the rent and termination fees related to the cancelled leases as an expense in the quarter ended September 30, 2019. As of June 30, 2021 and December 31, 2020, total right-of-use assets and operating lease liabilities for remaining long term lease was $325,066 and $445,927, respectively. During the six months ended June 30, 2021 and 2020, the Company recognized approximately $111,492 in total lease costs for the lease..

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company's operating right-of-use assets and related lease liabilities as of and for the six months ended June 30, 2021 were as follows:

Cash paid for ROU operating lease liability $54,075

Weighted-average remaining lease term 1.75 years

Weighted-average discount rate 10%

Year Ended
June 30,	$
2022	$140,772
2023	224,294

365,066
Imputed interest	(40,000)
Total lease liability	$325,066

NOTE 9- ACCOUNTS PAYABLE

Accounts payable were $1,061,212 and $1,146,195 as of June 30, 2021 and December 31, 2020, respectively. Such liabilities consisted of amounts due to vendors for inventory purchases, audit, legal and other expenses incurred by the Company.

NOTE 10- ACCRUED EXPENSES

Accrued expenses were $934,293 and $2,592,251 as of June 30, 2021 and December 31, 2020, respectively. Such liabilities consisted of amounts due to sales tax, payroll and restructuring expense liabilities. On April 5, 2021, the Company entered into a joint Warrant Settlement Agreement with St. George Investments LLC (“St. George”) and Iliad Research and Trading, L.P. (“Iliad”) to resolve a dispute related the calculation of shares issuable under warrants issued in prior financings. In the Warrant Settlement Agreement, in exchange for certain covenants by the Company, St. George agreed that upon the exercise of its warrant of up to 11,750,000 shares of the Company’s common stock it would cancel the balance of the warrant related to a February 9, 2018 subscription agreement. Concurrently, Iliad agreed that upon the exercise of its warrant up to 2,500,000 shares of the Company’s common stock it would cancel the balance of the warrant related to an October 15, 2018 Securities Purchase Agreement. The Company recorded a loss on debt settlement of $2,423,000 for the year ended December 31, 2020 and accrued a liability for the future issuance of shares. As of June 30, 2021 the remaining liability for this settlement totaled $765,000. During the quarter ended June 30, 2021 the Company issued 9,750,000 shares of common stock in connection with the warrant settlement and as of June 30, 2020 has a remaining 4,500,000 shares to be issued. During quarter ended June 30 2021, the Company recognized a gain on settlement of $474,250 when the fair value of the common shares issued were based on the stock price on the date of settlement.

As of September 30, 2019, the Company closed retail stores in Portland, Maine, Encino, California and Calgary, Canada. The Company has restructuring reserves to settle primarily real estate lease issues and such reserves totaled $209,577 as of June 30, 2021 and December 31, 2020, respectively.

NOTE 11 – CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Convertible notes payable as of June 30, 2021 consisted of the following:

				Balance
		Accrued	Debt	As of
Convertible Promissory Note Summary	Principal	Interest	Discount	June 30, 2021
8% OID Convertible Promissory Notes	$928,000	$24,805	$(51,288)	$901,517
10% OID Convertible Promissory Notes	1,143,348	392,338	(10,726)	1,524,960
12% Self-Amortizing Promissory Notes	206,686	2,961	(82,620)	127,027
Total	$2,278,034	$420,104	$(144,634)	$2,553,504

Convertible notes payable as of December 31, 2020 consisted of the following:

				Balance
		Accrued	Debt	As of
	Principal	Interest	Discount	December 31, 2020
10% OID Convertible Promissory Notes	$1,453,163	$432,144	$-	$1,885,307
12% Convertible Promissory Notes	253,000	5,888	(13,912)	244,976
12% Self-Amortizing Promissory Notes	969,746	10,981	(615,857)	364,870
	$2,675,909	$449,013	$(629,769)	$2,495,153

8% OID Convertible Promissory Note

				Balance
		Accrued	Debt	As of
8% OID Convertible Promissory Notes-	Principal	Interest	Discount	June 30, 2021
Bucktown 2-26-21	$928,000	$24,805	$(51,288)	$901,517
Total	$928,000	$24,805	$(51,288)	$901,517

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

The Company’s obligation to pay the Note, or any portion thereof, is secured by all of the Company’s assets.

10% OID Convertible Promissory Notes

				Balance
		Accrued	Debt	As of
10% OID Convertible Promissory Notes-	Principal	Interest	Discount	June 30, 2021
Silverback 2-12-21 (7) - From Oddysey 7-22-19	$978,348	$387,637	$-	$1,365,985
Silverback 3-18-21-21 (8)	165,000	4,701	(10,726)	158,975
Total	$1,143,348	$392,338	$(10,726)	$1,524,960

The Company typically issues original issuance discount notes with Silverback that has a stated interest rate of typically 10%. Accrued interest represents the interest to be accreted over the remaining term of the notes. These notes contain terms and conditions that are deemed beneficial conversion features and the Company recognizes a derivative liability related to these terms until the notes are converted. Upon the conversion of these notes, the Company records a loss on debt conversion and reduces their derivative liability. The notes may be converted to common stock after six months until they are converted.

As of June 30, 2021, the outstanding principal balance due Silverback was $1,524,960 which includes $392,338 of accrued interest and $10,726 of remaining debt discount. On April 23, 2021, the Company was notified that it was in default on its notes held by Silverback Capital Corporation. The reason for the default was the Company’s inability to provide the reserve share requirement as specified in the notes. The penalty for the reserve share default was an increase in the outstanding note balances by 15%, an increase in the conversion discount by 5% to 60%, and a default interest rate on the outstanding note balances of 22%.

As a result of the reserve share default, on May 7, 2021 Silverback demanded immediate payment in full of all of their notes. On May 10, 2021, when Silverback had not been paid in full, Silverback presented another default notice for lack of payment. The penalty for the non-payment default was an increase in the outstanding note balances by another 15%, an additional increase in the conversion discount by 5%, and a default interest rate on the outstanding note balances of 22%. The Company and Silverback are in discussion to resolve these defaults. During the quarter ended June 30, 2021, the Company accrued additional interest and penalties of approximately $410,800 in connection with this dispute. Subsequent to June 30, 2021 Silverback converted notes and accrued interest totaling $138,800 into shares of common stock. After the note conversion, as of August 23, 2021, Silverback has applied two material default notices to convertible notes payable asserting the balance owed totals $1,442,316.

12% Convertible Promissory Notes

				Balance
		Accrued	Debt	As of
12% Self-Amortizing Promissory Notes	Principal	Interest	Discount	June 30, 2021
EMA 10-2-20	$120,847	$2,034	$(44,275)	$78,606
FirstFire 10-12-20	85,839	927	(38,345)	48,421
Total	$206,686	$2,961	$(82,620)	$127,027

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

Notes Payable

Notes payable as of June 30, 2021 consisted of the following:

				Balance
		Accrued	Debt	As of
	Principal	Interest	Discount	June 30, 2021
1% Note Payble under Paycheck Protection Program (GLI) 4-14-20	$362,500	$5,600	$-	$368,100
1% Note Payble under Paycheck Protection Program (GLI) 2-3-21	337,055	1,370	-	338,425
1% Note Payble under Paycheck Protection Program (EZ) 5-3-20	203,329	2,403	-	205,732
3.75% Economic Injury Disaster Loan (GLI) 6-19-20	149,900	5,987	-	155,887
3.75% Economic Injury Disaster Loan (EZ) 6-19-20	149,900	5,987	-	155,887
Total notes payable	1,202,684	21,347	-	1,224,031
Less long term notes payable	(299,691)	-	-	(299,691)
Short term notes payable	$902,992	$21,347	$-	$924,339

Notes payable as of December 31, 2020 consisted of the following:

				Balance
		Accrued	Debt	As of
	Principal	Interest	Discount	December 31, 2020
1% Note Payble under Paycheck Protection Program (GLI) 4-14-20	$362,500	$2,638	$-	$365,138
1% Note Payble under Paycheck Protection Program (EZ) 5-3-20	203,329	1,371	-	204,700
3.75% Economic Injury Disaster Loan (GLI) 6-19-20	149,900	3,001	-	152,901
3.75% Economic Injury Disaster Loan (EZ) 6-19-20	149,900	3,075	-	152,975
Parties related to shareholders of EZ-CLONE Enterprises, Inc.	49,144	-	-	49,144
Total Notes Payable	914,773	10,085	-	924,858
Less Long Term Notes Payable	(485,679)	-	-	(485,679)
Short Term Notes Payable	$429,094	$10,085	$-	$439,179

On April 17, 2020, the Company received $362,500 under the Paycheck Protection Program of the U.S. Small Business Administration’s (SBA) 7(a) Loan Program pursuant to the Coronavirus, Aid, Relief and Economic Security Act (CARES Act), Pub. Law 116-136, 134 Stat. 281 (2020). As of June 30, 2021, the Company recorded interest of $4,478 at 1%. The Company is utilizing the funds in accordance with the legal requirements and expects this loan to be forgiven during 2021.

On February 7, 2021, the Company received $337,055 under the Paycheck Protection Program of the U.S. Small Business Administration’s (SBA) 7(a) Loan Program pursuant to the Coronavirus, Aid, Relief and Economic Security Act (CARES Act), Pub. Law 116-136, 134 Stat. 281 (2020). As of June 30, 2021, the Company recorded accrued of $1,370 at 1%. The Company is utilizing the funds in accordance with the legal requirements and expects this loan to be forgiven during 2021.

On May 7, 2020, EZ-CLONE received $203,329 under the Paycheck Protection Program of the U.S. Small Business Administration’s 7(a) Loan Program pursuant to the Coronavirus, Aid, Relief and Economic Security Act (CARES Act), Pub. Law 116-136, 134 Stat. 281 (2020). As of June 30, 2021, the Company recorded accrued interest of $2,403 at 1%. The Company is utilizing the funds in accordance with the legal requirements and expects this loan to be forgiven during 2021.

On June 19, 2020, the Company received $299,800 under the Economic Injury Disaster Loan Program of the U.S. Small Business Administration’s 7(a) Loan Program pursuant to the Coronavirus, Aid, Relief and Economic Security Act (CARES Act), Pub. Law 116-136, 134 Stat. 281 (2020). Repayment terms on the loans are over a 30-year term at 3.75%. In addition, the loan contains a 12-month payment deferral beginning on the loan date. There is no prepayment penalty on an EIDL loan. As of June 30, 2021, the Company recorded accrued interest of $11,975. These loans were long term as of June 30, 2021.

EZ-CLONE paid $49,144 due to relatives of the two selling shareholders as of June 30, 2021.

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

There was a derivative liability of $1,526,976 and $1,101,436 as of June 30, 2021 and December 31, 2020, respectively. For the six months ended June 30, 2021 and 2020, the Company recorded non-cash expense $425,540 and $158,442 related to the “change in fair value of derivative” expense related to the Chicago Venture, Iliad and Silverback financings. These were the only changes in level 3 fair value instruments during such periods.

Derivative liability as of June 30, 2021 was as follows:

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	June 30, 2021

Liabilities:
Derivative Instruments	$-	$-	$1,526,976	$1,526,976

Total	$-	$-	$1,526,976	$1,526,976

Derivative liability as of December 31, 2020 was as follows:

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	December 31, 2020

Liabilities:
Derivative Instruments	$-	$-	$1,101,436	$1,101,436

Total	$-	$-	$1,101,436	$1,101,436

NOTE 13 – RELATED PARTY TRANSACTIONS AND CERTAIN RELATIONSHIPS

Since January 1, 2019, the Company engaged in the following reportable transactions with our directors, executive officers, holders of more than 5% of our voting securities, and affiliates or immediately family members of our directors, executive officers and holders of more than 5% of our voting securities.

Certain Relationships

Please see the transactions with Chicago Venture Partners, L.P., Iliad, St. George, and Silverback Capital Corporation discussed in Notes 1, 11, 12 and 18.

Related Party Transactions

Transactions with Michael E. Fasci Sr.

Please see transactions with Michael E. Fasci Sr. included in Notes 17.

Notes Payable to Related Parties

EZ-CLONE repaid $49,144 due to relatives of the two selling shareholders as of June 30, 2021 and December 31, 2020, respectively.

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

The reverse stock split of 1 for 150 was effective at the open of business on November 27, 2019 whereupon the shares of the Company’s common stock began trading on a split-adjusted basis. Our CUSIP number was changed to 39985X203.

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

Capital Stock Issued and Outstanding

As of June 30, 2021, the Company had issued and outstanding securities of 84,449,997 shares of common stock.

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

During the six months ended June 30, 2021, the Company had the following issuances of unregistered equity securities to accredited investors unless otherwise indicated:

Debt and accrued interest of $1,827,873 was converted into 22,043,018 shares of the Company’s common stock at a per share conversion price of $0.110 which resulted in loss of debt of conversion $1,730,838.

The Company issued 9,750,000 shares for settlement of a liability to Iliad/St. George. The liability as decreased by $1,657,500 During quarter ended June 30 2021, the Company recognized a gain on settlement of $474,250 when the fair value of the common shares issued were based on the stock price on the date of settlement..

Warrants

Warrant with St. George Investments LLC

On February 9, 2018, the Company executed a warrant with St. George and issued a warrant to purchase of up to 324,586 shares of the Company’s Common Stock at an exercise price of $7.50 per share. The Warrant is subject to a cashless exercise option at the election of St. George and other adjustments as repricing as detailed in the Warrant. Pursuant to the settlement agreement noted below, the warrant will expire when the entire amount of settlement shares are issued to St. George and Iliad.

Warrant with Iliad

On October 15, 2018, we executed the following agreements with Iliad: (i) Securities Purchase Agreement; (ii) Secured Promissory Notes; (iii) Security Agreement; and (iv) Warrant to Purchase Shares of Common Shares (collectively the “Iliad Agreements”). The Company entered into the Iliad Agreements with the intent to acquire EZ-Clone Enterprises, Inc.

The Warrant is exercisable for a period of five (5) years from the Closing, for the purchase of up to $387,500 shares of our Common Stock at the market price as of the date of exercise as defined in the agreements. The Warrant is subject to a cashless exercise option at the election of Iliad and other adjustments as detailed in the Warrant. Pursuant to the settlement agreement noted below, the warrant will expire when the entire amount of settlement shares are issued to St. George and Iliad.

Warrant Settlement Agreement

On April 5, 2021, the Company entered into a joint Warrant Settlement Agreement with St. George Investments LLC (“St. George”) and Iliad Research and Trading, L.P. (“Iliad”) to resolve a dispute related the calculation of shares issuable under warrants issued in prior financings. In the Warrant Settlement Agreement, in exchange for certain covenants by the Company, St. George agreed that upon the exercise of its warrant of up to 11,750,000 shares of the Company’s common stock it would cancel the balance of the warrant related to a February 9, 2018 subscription agreement. Concurrently, Iliad agreed that upon the exercise of its warrant up to 2,500,000 shares of the Company’s common stock it would cancel the balance of the warrant related to an October 15, 2018 Securities Purchase Agreement. The Company recorded a loss on debt settlement of $2,423,000 for the year ended December 31, 2020 and accrued a liability for the future issuance of shares. On April 5, 2021, the Company issued 2,500,000 shares upon the exercise of the warrant to reduce by $425,000 its obligation. On May 7, 2021, the Company issued another 3,500,000 shares upon the exercise of the warrant to further reduce by $595,000 its debt settlement obligation. On June 10, 2021, the Company issued 3,750,000 shares upon the exercise of the warrant to reduce by its obligation by $637,500.The Company received no proceeds from these April, May, and June 2021 cashless warrant exercises. The Company expects to issue an additional 4,500,000 shares to settle the remaining $765,000 of debt settlement obligation through cashless warrant exercises. During quarter ended June 30 2021, the Company recognized a gain on settlement of $474,250 when the fair value of the common shares issued were based on the stock price on the date of settlement.

A summary of the warrants issued as of June 30, 2021 is as follows:

	June 30, 2021
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at January 1, 2021	3,451,737	$2.464
Issued	-	-
Exercised	(813,758)	0.109
Forfeited	(219,299)	0.121
Expired	-	-
Outstanding at June 30, 2021	2,418,680	$3.465
Exerciseable at June 30, 2021	2,418,680

A summary of the status of the warrants outstanding as of June 30, 2021 is presented below:

	June 30, 2021
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life	Price	Exerciseable	Price
366,667	4.52	1.500	366,667	1.500
320,000	3.35	1.800	320,000	1.800
1,407,428	0.33	3.150	1,407,428	3.150
324,586	1.75	7.500	324,586	7.500
2,418,680	1.330	$3.465	2,418,680	$3.465

Warrants had no intrinsic value as of June 30, 2021.

The warrants were valued using the following assumptions:

Dividend yield	0%
Expected life	1-5 Years
Expected volatility	70-200%
Risk free interest rate	0.78-2.6%

NOTE 15– STOCK OPTIONS

Description of Stock Option Plan

The Company has 1,333,333 shares available for issuance under the First Amended and Restated 2017 Stock Incentive Plan. The Company has outstanding unexercised stock option grants totaling 766,666 shares at an average exercise price of $0.608 per share as of June 30, 2021. The Company filed registration statements on Form S-8 to register 1,333,333 shares of our common stock related to the 2017 Stock Incentive Plan and First Amended and Restated 2017 Stock Incentive Plan.

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

Stock Option Activity

The Company had the following stock option transactions during the six months ended June 30, 2021:

On January 1, 2021, Mr. Fasci was also granted an option to purchase 500,000 shares of the Company’s Common Stock under the Company’s 2018 Stock Incentive Plan at an exercise price of $0.12 per share. The Option vests quarterly over three years, has a five-year life and allows for a cashless exercise.

During the six months ended June 30, 2021, executives and employees forfeited stock option grants for 266,667 shares with an exercise price of $1.47 per share.

There are currently 740,000 options to purchase common stock at an average exercise price of $0.576 per share outstanding as of June 30, 2021 under 2017 Stock Incentive Plan and First Amended and Restated 2017 Stock Incentive Plan. The Company recorded $10,559 and $26,879 of compensation expense, net of related tax effects, relative to stock options for the six months ended June 30, 2021 and 2020 and in accordance with ASC 718. As of June 30, 2021, there is approximately $21,408 net of forfeitures, of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately 3.92 years.

Stock option activity for the six months ended June 30, 2021 and the years ended December 31, 2020 and 2019 were as follows

The following table summarizes information about stock options outstanding and exercisable at June 30, 2021:

		Weighted			Weighted
		Average	Weighted		Average
Range of	Number	Remaining Life	Average	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Exercise Price	Exerciseable	Exerciseable
$0.12	500,000	4.75	$0.12	-	$0.12
1.05	66,667	1.05	1.05	66,667	1.05
1.50	53,333	1.50	1.50	136,667	1.50
1.80	120,000	2.75	1.80	100,000	1.80
	740,000	3.92	$0.576	303,334	$1.50

Stock option grants totaling 740,000 shares of common stock had no intrinsic value as of June 30, 2021.

The stock option grants were valued using the following assumptions:

Dividend yield	0%
Expected life	3 Years
Expected volatility	120%
Risk free interest rate	0.37%

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

The reporting for the six months ended June 30, 2021 and 2020 was as follows (in thousands):

			Segment
		Gross	Operating	Segment
Segment	Revenue	Margin	Profit (Loss)	Assets
Three Months Ended June 30, 2021
GrowLife, Inc. corporate	$-	$-	$(492)	$321
EZ-CLONE cloning manufacturing	2,170	1,280	696	4,761
Total segments	$2,170	$1,280	$204	$5,082

Three Months Ended June 30, 2020
GrowLife distribution products and GrowLife, Inc. corporate	$641	$117	$(490)	$116
EZ-CLONE cloning manufacturing	1,209	611	83	5,706
Total segments	$1,850	$728	$(407)	$5,822

Six Months Ended June 30, 2021
GrowLife, Inc. corporate	$-	$-	$(741)	$321
EZ-CLONE cloning manufacturing	3,843	2,176	781	4,761
Total segments	$3,843	$2,176	$40	$5,082

Six Months Ended June 30, 2020
GrowLife distribution products and GrowLife, Inc. corporate	$1,329	$258	$(1,043)	$116
EZ-CLONE cloning manufacturing	2,183	1,123	(68)	5,706
Total segments	$3,512	$1,381	$(1,111)	$5,822

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

On September 15, 2020, the Company received notice that William Blackburn and Brad Mickelsen (“Plaintiffs”), minority shareholders of EZ-CLONE Enterprises, Inc., a majority owned subsidiary of the Company, filed a complaint against the Company, its CEO Marco Hegyi and former CFO Mark Scott (“Officers”), in the Superior Court of California, County of Sacramento (“Complaint”) for claims related to breach under the Purchase and Sale Agreement dated October 15, 2018 between the Company and Plaintiffs. On September 15, 2020, the Company filed a notice of removal with the California Superior Court, County of Sacramento and the United States District Court for the Eastern District of California. The case was removed to Federal District Court for the Eastern District of California and Plaintiffs filed an Ex Parte Application for TRO and an Order for Preliminary Injunction with the Federal Court. The TRO was granted on September 16, 2020 and a preliminary injunction hearing was scheduled for September 29, 2020. After reviewing all pleadings and oral arguments at the hearing, the Court issued a ruling granting Plaintiffs’ request for a preliminary injunction. This injunction provides Plaintiffs with operating control of EZ Clone and this control assures that Growlife will have little if any involvement in operations and that Growlife will be denied cash distributions for the foreseeable future.

The Complaint also alleges that the Company and its Officers made certain false representations and other claims to consummate the Transaction and as a result has failed to complete the second closing as required under Purchase and Sale Agreement. The Plaintiffs are seeking rescission of the Purchase and Sale Agreement, unspecified damages in excess of ten thousand dollars, and other equitable relief. The Company cannot predict the outcome of these proceedings at this time.

As of June 30, 2021, the Company has recorded a liability of $2,131,000 for acquisition payable of which a $1,105,000 is payable in stock and $1,026,000 is payable in cash.

On April 23, 2021, the Company was notified that it was in default on its notes held by Silverback Capital Corporation which totaled $1,535,686 at June 30, 2021. The reason for the default was the Company’s inability to provide the reserve share requirement as specified in the notes. The penalty for the reserve share default was an increase in the outstanding note balances by 15%, an increase in the conversion discount by 5% to 60%, and a default interest rate on the outstanding note balances of 22%.

As a result of the reserve share default, on May 7, 2021 Silverback demanded immediate payment in full of all of their notes. On May 10, 2021, when Silverback had not been paid in full, Silverback presented another default notice for lack of payment. The penalty for the non-payment default was an increase in the outstanding note balances by another 15%, an additional increase in the conversion discount by 5%, and a default interest rate on the outstanding note balances of 22%. The Company and Silverback are in discussion to resolve these defaults. During the quarter ended June 30, 2021, the Company accrued additional interest and penalties of approximately $410,800 in connection with this dispute. Subsequent to June 30, 2021 Silverback converted notes and accrued interest totaling $138,800 into shares of common stock. As of August 23, 2021, Silverback has applied two material default notices to convertible notes payable asserting the balance owed totals $1,442,316.

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

On May 31, 2021, the Company rented space at 5400 Carillon Point, Kirkland, Washington 98033 for $623 per month for the Company’s corporate office and use of space in the Regus network, including California. The Company’s agreement expires May 31, 2022.

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

There were the following material events subsequent to June 30, 2021:

Debt Conversions

On July 21, 2021, Silverback Capital Corporation converted principal and accrued interest of $138,800 into 4,000,000 shares of the Company’s common stock at a per share conversion price of $0.0347. The Company recognized a loss on conversion on this transaction in the amount of $152,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the quarter ending June 30th, 2021, GrowLife is excited to report its first operating profit of $204,000, or 9.4%. Gross margins increased from 39.3% to 59.0% year over year, an increase from last quarter’s record level of 53.6%, and increase to 56.6% from 39.3% for a first six-month of 2021 year over year. This increase is attributed to 100% cloning system sales and decision to completely divest from the lower margin hydroponics reselling business. General and administrative expenses continue to be low by historic standards given close expense management brought on by limited cash and liquidity resulting from the EZ Clone litigation.

Revenues grew by 17.3% year over year and up by 29.7% from last quarter due to EZ-CLONE's shipment of sales orders. The operating profit of $204,000 was greatly impacted by other expenses, including interest expense, extinguishment of debt, derivative liabilities and warrants from a non-recurring settlement.

As previously stated, we see debt as an interim necessity and not an on-going business factor, Management considers the cash performance portion, or Operating Profit, of the Statement of Operations a more accurate indicator of the long-term health of the business.

GrowLife has spent the last quarter extensively seeking new business expansion opportunities for the Company while continuing to explore way to resolve and settle the EZ CLONE litigation matter. We believe our shareholders may benefit by GrowLife moving forward and capitalizing on the many opportunities available to the Company.

Employees

As of June 30, 2021, we had 4 full-time and part-time employees. Marco Hegyi, our Chief Executive Officer, is based in Kirkland, Washington. Michael E. Fasci was appointed Chief Financial Officer on January 1, 2021. In addition, we employ 13 full-time and part-time employees at EZ-CLONE in Sacramento, CA. None of our employees are subject to a collective bargaining agreement or represented by a trade or labor union.

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

On September 15, 2020, we received notice that William Blackburn and Brad Mickelsen (“Plaintiffs”), minority shareholders of EZ-CLONE Enterprises, Inc., a majority owned subsidiary of the Company, filed a complaint against the Company, its CEO Marco Hegyi and former CFO Mark Scott (“Officers”), in the Superior Court of California, County of Sacramento (“Complaint”) for claims related to breach under the Purchase and Sale Agreement dated October 15, 2018 between the Company and Plaintiffs. On September 15, 2020, we filed a notice of removal with the California Superior Court, County of Sacramento and the United States District Court for the Eastern District of California. The case was removed to Federal District Court for the Eastern District of California and Plaintiffs filed an Ex Parte Application for TRO and an Order for Preliminary Injunction with the Federal Court. The TRO was granted on September 16, 2020 and a preliminary injunction hearing was scheduled for September 29, 2020. After reviewing all pleadings and oral arguments at the hearing, the Court issued a ruling granting Plaintiffs’ request for a preliminary injunction. This injunction provides Plaintiffs with operating control of EZ Clone and this control assures that Growlife will have little if any involvement in operations and that Growlife will be denied cash distributions for the foreseeable future.

The Complaint also alleges that the Company and its Officers made certain false representations and other claims to consummate the Transaction and as a result has failed to complete the second closing as required under Purchase and Sale Agreement. The Plaintiffs are seeking rescission of the Purchase and Sale Agreement, unspecified damages in excess of ten thousand dollars, and other equitable relief. The Company cannot predict the outcome of these proceedings at this time.

On April 23, 2021, we were notified that the Company was in default on its notes held by Silverback Capital Corporation (which totaled $1,535,686 at June 30, 2021. The reason for the default was the Company’s inability to provide the reserve share requirement as specified in the notes. The penalty for the reserve share default was an increase in the outstanding note balances by 15%, an increase in the conversion discount by 5% to 60%, and a default interest rate on the outstanding note balances of 22%.

As a result of the reserve share default, on May 7, 2021 Silverback demanded immediate payment in full of all of their notes. On May 10, 2021, when Silverback had not been paid in full, Silverback presented another default notice for lack of payment. The penalty for the non-payment default was an increase in the outstanding note balances by another 15%, an additional increase in the conversion discount by 5%, and a default interest rate on the outstanding note balances of 22%. The Company and Silverback are in discussion to resolve these defaults. During the quarter ended June 30, 2021, the Company accrued additional interest and penalties of approximately $410,800 in connection with this dispute. Subsequent to June 30, 2021 Silverback converted notes and accrued interest totaling $138,800 into shares of common stock. As of August 23, 2021, Silverback has applied two material default notices to convertible notes payable asserting the balance owed totals $1,442,316.

Government Regulation

Currently, there are thirty-six states plus the District of Columbia that have laws and/or regulation that recognize in one form or another legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. There are currently sixteen states and the District of Columbia that allow recreational use of cannabis. As of June 30, 2021, the policy and regulations of the Federal government and its agencies is that cannabis has no medical benefit and a range of activities including cultivation and use of cannabis for personal use is prohibited on the basis of federal law and may or may not be permitted on the basis of state law. Active enforcement of the current federal regulatory position on cannabis on a regional or national basis may directly and adversely affect the willingness of customers of GrowLife to invest in or buy products from GrowLife. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect revenues and profits of the GrowLife companies.

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

THREE MONTHS ENDED JUNE 30, 2021 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2020

(dollars in thousands)

	Three Months Ended June 30,
	2021	2020	$ Variance	% Variance
Net revenue	$2,170	$1,850	$320	17.3%
Cost of goods sold	890	1,122	232	20.7%
Gross profit	1,280	728	552	75.8%
General and administrative expenses	1,076	1,135	59	5.2%
Operating profit (loss)	204	(407)	611	150.1%
Other income (expense):
Change in fair value of derivative	(364)	120	(484)	-403.3%
Interest expense, net	(660)	(161)	(499)	-309.9%
Gain (loss) on debt conversions	126	(222)	348	156.8%
Total other expense, net	(898)	(263)	(635)	-241.4%
Loss before income taxes	(694)	(670)	(24)	-3.6%
Income taxes - current (provision) benefit	(215)	59	(274)	-464.4%
Net loss	$(909)	$(611)	$(298)	-48.8%

Net revenue for the three months ended June 30, 2021 increased by $320,000 to $2,170,000 from $1,850,000 for the three months ended June 30, 2020. The increase resulted higher EZ-CLONE revenue, offset by no hydroponic sales from the decision during 2020 to exit the hydroponics business and the elimination of the hydroponics sales personnel and the impact of the pandemic on the hydroponics segment during the year ended December 31, 2020. The hydroponics revenue for the three months ended June 30, 2021 was $0 as compared to $641,000 for the three months ended June 30, 2020. The EZ-CLONE revenue from its line of products for the three months ended June 30, 2021 was $2,170,000 as compared to $1,209,000 for the three months ended June 30, 2020. The increased performance of EZ-CLONE revenue is a direct result of the EZ-CLONE's primary sales dependency on major distribution partners.

Cost of Goods Sold

Cost of sales for the three months ended June 30, 2021 decreased by $232,000 to $890,000 from $1,122,000 for the three months ended June 30, 2020. The decrease resulted from no sales in the lower margin hydroponics segment, offset by increased EZ-CLONE sales, as discussed above.

Gross profit was $1,280,000 for the three months ended June 30, 2021 as compared to a gross profit of $728,000 for the three months ended June 30, 2020. The gross profit percentage was 59.0% for the three months ended June 30, 2021 as compared to 39.3% for the three months ended June 30, 2020. The increase was due to no sales in the lower margin hydroponics segment, offset by increased EZ-CLONE sales. The gross profit in the quarter ended June 30, 2021 related entirely to EZ-CLONE. EZ-CLONE reported a gross profit percentage of 50.6% during the three months ended June 30, 2020. The increase related to product mix with no sales of the commercial pro product line and a price increase that was implemented in 2020.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2021 were $1,076,000 as compared to $1,135,000 for the three months ended June 30, 2020. The were no material variances.

Non-cash general and administrative expenses for the three months ended June 30, 2021 of $182,000 included (i) depreciation of $9,000; (ii) amortization of intangible assets of $168,000; and (iii) stock based compensation of $5,000 related to stock option grants and warrants.

Non-cash general and administrative expenses for the three months ended June 30, 2020 included non-cash expenses of $229,000 including (i) depreciation of $10,000; (ii) amortization of intangible assets of $169,000; (iii) stock based compensation of $38,000 related to stock option grants and warrants; and (iv) common stock issued for services of $12,000.

Other Expense

Other expense for the three months ended June 30, 2021 was $898,000 as compared to $263,000 for the three months ended June 30, 2020. The other expense for the three months ended June 30, 2021 included (i) an increase in derivative liability of $364,000 (ii) interest expense of $660,000; and (iii) gain on debt conversions of $126,000. The change in derivative liability is the non-cash change in the fair value and relates to our derivative instruments. The increase in non-cash interest related to accrued interest expense on our notes payable. The gain on debt conversions related to a gain on the warrant settlement of approximately $474,000 offset by a loss on debt conversion of our notes payable at prices below the market price totaling $348,000.

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

Net Loss

Net loss for the three months ended June 30, 2021 was $909,000 as compared to $611,000 for the three months ended June 30, 2020 for the reasons discussed above.

Net loss for the three months ended June 30, 2021 included non-cash expenses of $376,000 including (i) depreciation of $9,000; (ii) amortization of intangible assets of $167,000; (iii) stock based compensation of $5,000 related to stock option grants and warrants; (iv) accrued interest and amortization of issuance costs on convertible notes payable of $590,000; (v) change in derivative liability of $364,000; offset by (vi) gain on debt conversions of $126,000; and (vii) common stock issued for warrant exercise of $634,000.

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

SIX MONTHS ENDED JUNE 30, 2021 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2020

(dollars in thousands)

	Six Months Ended June 30,
	2021	2020	$ Variance	% Variance
Net revenue	$3,843	$3,512	$331	9.4%
Cost of goods sold	1,667	2,131	464	21.8%
Gross profit	2,176	1,381	795	57.6%
General and administrative expenses	2,136	2,492	356	-14.3%
Operating profit (loss)	40	(1,111)	1,151	103.6%
Other income (expense):
Change in fair value of derivative	(426)	(158)	(268)	169.6%
Interest expense, net	(1,444)	(442)	(1,002)	-226.7%
Loss on debt conversions	(1,605)	(252)	(1,353)	-536.9%
Total other expense, net	(3,475)	(852)	(2,623)	-307.9%
Loss before income taxes	(3,435)	(1,963)	(1,472)	-75.0%
Income taxes - current (provision) benefit	(351)	59	(410)	-100.0%
Net loss	$(3,786)	$(1,904)	$(1,882)	-98.8%

Net revenue for the six months ended June 30, 2021 increased by $331,000 to $3,843,000 from $3,512,000 for the six months ended June 30, 2020. The increase resulted higher EZ-CLONE revenue, offset by no hydroponic sales from the decision during 2020 to exit the hydroponics business and the elimination of the hydroponics sales personnel and the impact of the pandemic on the hydroponics segment during the year ended December 31, 2020. The hydroponics revenue for the six months ended June 30, 2021 was $0 as compared to $1,329,000 for the six months ended June 30, 2020. The EZ-CLONE revenue from its line of products for the six months ended June 30, 2021 was $3,843,000 as compared to $2,183,000 for the six months ended June 30, 2020. The increased performance of EZ-CLONE revenue is a direct result of the EZ-CLONE's primary sales dependency on major distribution partners.

Cost of Goods Sold

Cost of sales for the six months ended June 30, 2021 decreased by $464,000 to $1,667,000 from $2,131,000 for the six months ended June 30, 2020. The decrease resulted from no sales in the lower margin hydroponics segment, offset by increased EZ-CLONE sales, as discussed above.

Gross profit was $2,176,000 for the six months ended June 30, 2021 as compared to a gross profit of $1,381,000 for the six months ended June 30, 2020. The gross profit percentage was 56.6% for the six months ended June 30, 2021 as compared to 39.3% for the six months ended June 30, 2020. The increase was due to no sales in the lower margin hydroponics segment, offset by increased EZ-CLONE sales. The gross profit in the quarter ended June 30, 2021 related entirely to EZ-CLONE. EZ-CLONE reported a gross profit percentage of 51.6% during the six months ended June 30, 2020. The increase related to product mix with no sales of the commercial pro product line and a price increase that was implemented in 2020.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2021 were $2,136,000 as compared to $2,492,000 for the six months ended June 30, 2020. The variances were as follows: (i) a decrease in corporate salaries and payroll taxes of $168,000 and (ii) a decrease in other expenses of $188,000.

Non-cash general and administrative expenses for the six months ended June 30, 2021 of $365,000 included (i) depreciation of $18,000; (ii) amortization of intangible assets of $336,000; (iii) stock based compensation of $11,000 related to stock option grants and warrants.

Non-cash general and administrative expenses for the six months ended June 30, 2020 included non-cash expenses of $442,000 including (i) depreciation of $19,000; (v) amortization of intangible assets of $336,000; (vi) stock based compensation of $75,000 related to stock option grants and warrants; and (vii) common stock issued for services of $12,000.

Other Expense

Other expense for the six months ended June 30, 2021 was $3,475,000 as compared to $852,000 for the six months ended June 30, 2020. The other expense for the six months ended June 30, 2021 included (i) an increase in derivative liability of $426,000 (ii) interest expense of $1,444,000; and (iii) loss on debt conversions of $1,605,000. The change in derivative liability is the non-cash change in the fair value and relates to our derivative instruments. The increase in non-cash interest related to accrued interest expense on our notes payable. The loss on debt conversions related to the conversion of our notes payable at prices below the market price offset by a $474,00 gain on the warrant settlement.

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

Net Loss

Net loss for the six months ended June 30, 2021 was $3,786,000 as compared to $1,904,000 for the six months ended June 30, 2020 for the reasons discussed above.

Net loss for the six months ended June 30, 2021 included non-cash expenses of $3,797,000 including (i) depreciation of $18,000; (ii) amortization of intangible assets of $336,000; (iii) stock based compensation of $11,000 related to stock option grants and warrants; (iv) accrued interest and amortization of issuance costs on convertible notes payable of $1,312,000; (v) change in derivative liability of $426,000 and (vi) loss on debt conversions of $1,605,000.

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

The accompanying financial statements have been prepared assuming that we will continue as a going concern. However, since inception, we have sustained significant operating losses and such losses are expected to continue for the foreseeable future. As of June 30, 2021, we had an accumulated deficit of $158.6 million, cash and cash equivalents of $1.2 million and a working capital deficit of $2.754 million excluding derivative liability, convertible debt, right of use liability and deferred revenue). Net cash used in operating activities was $(23,000), ($1,951,000) and ($2,910,000) for the six months ended June 30, 2021 and the years ended December 31, 2020 and 2019, respectively.

The Company believes that its cash on hand will be sufficient to fund our operations only until September 30, 2021 because the majority of the Company’s cash is currently held at EZ Clone and as a result of the ongoing litigation with EZ Clone Founder’s, such cash is not accessible for general corporate use.

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

Paycheck Protection Program Loan

On February 7, 2021, the Company received $337,055 under the Paycheck Protection Program of the U.S. Small Business Administration’s (SBA) 7(a) Loan Program pursuant to the Coronavirus, Aid, Relief and Economic Security Act (CARES Act), Pub. Law 116-136, 134 Stat. 281 (2020). During the three months ended June 30, 2021, the Company recorded interest expense of $1,370 at 1%. The Company is utilizing the funds in accordance with the legal requirements and expects this loan to be forgiven during 2021.

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2021 was $23,000. This amount was primarily related to a (i) net loss of $3,786,000; and (ii) a net working capital decrease of $32,000: offset by (iii) non-cash expenses of $3,797,000 including (iv) depreciation of $18,000; (v) amortization of intangible assets of $336,000; (vi) stock based compensation of $11,000 related to stock option grants and warrants; (vii) accrued interest and amortization of issuance costs on convertible notes payable of $1,312,000; (viii) change in derivative liability of $426,000 and (ix) loss on debt conversions of $1,605,000.

Financing Activities

Net cash provided by financing activities for the three months ended June 30, 2021 was $874,000. The amount related to proceeds from note payable of $2,086,000, offset by repayment of convertible notes payable of $1,212,000.

Our contractual cash obligations as of June 30, 2021 are summarized in the table below:

Contractual Cash Obligations	Total	1 Year	1-3 Years	4-5 Years	Beyond
Operating lease cash payments	$534,429	$223,152	$311,277	$-	$-
Convertible notes payable and accrued interest	2,553,504	2,553,504	-	-	-
Notes payable	1,224,031	924,339	24,000	24,000	251,692
Acquisition of 49% of EZ-CLONE Enterprises, Inc.	1,026,000	1,026,000	-	-	-
	$5,337,964	$4,726,994	$335,277	$24,000	$251,692

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

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on this evaluation, our principal executive and principal financial officers concluded as of June 30, 2021, that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

b) Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2021, there were no changes in our internal controls over financial reporting during this fiscal quarter, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting. The Company is not required by current SEC rules to include, and does not include an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

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

On September 15, 2020, we received notice that William Blackburn and Brad Mickelsen (“Plaintiffs”), minority shareholders of EZ-CLONE Enterprises, Inc., a majority owned subsidiary of the Company, filed a complaint against the Company, its CEO Marco Hegyi and former CFO Mark Scott (“Officers”), in the Superior Court of California, County of Sacramento (“Complaint”) for claims related to breach under the Purchase and Sale Agreement dated October 15, 2018 between the Company and Plaintiffs. On September 15, 2020, we filed a notice of removal with the California Superior Court, County of Sacramento and the United States District Court for the Eastern District of California. The case was removed to Federal District Court for the Eastern District of California and Plaintiffs filed an Ex Parte Application for TRO and an Order for Preliminary Injunction with the Federal Court. The TRO was granted on September 16, 2020 and a preliminary injunction hearing was scheduled for September 29, 2020. After reviewing all pleadings and oral arguments at the hearing, the Court issued a ruling granting Plaintiffs’ request for a preliminary injunction. This injunction provides Plaintiffs with operating control of EZ Clone and this control assures that Growlife will have little if any involvement in operations and that Growlife will be denied cash distributions for the foreseeable future.

The Complaint also alleges that the Company and its Officers made certain false representations and other claims to consummate the Transaction and as a result has failed to complete the second closing as required under Purchase and Sale Agreement. The Plaintiffs are seeking rescission of the Purchase and Sale Agreement, unspecified damages in excess of ten thousand dollars, and other equitable relief. The Company cannot predict the outcome of these proceedings at this time.

As of June 30, 2021, the Company has recorded a liability of $2,131,000 for acquisition payable of which a $1,105,000 is payable in stock and $1,026,000 is payable in cash.

On April 23, 2021, we were notified that the Company was in default on its notes held by Silverback Capital Corporation (which totaled $1,535,686 at June 30, 2021. The reason for the default was the Company’s inability to provide the reserve share requirement as specified in the notes. The penalty for the reserve share default was an increase in the outstanding note balances by 15%, an increase in the conversion discount by 5% to 60%, and a default interest rate on the outstanding note balances of 22%.

As a result of the reserve share default, on May 7, 2021 Silverback demanded immediate payment in full of all of their notes. On May 10, 2021, when Silverback had not been paid in full, Silverback presented another default notice for lack of payment. The penalty for the non-payment default was an increase in the outstanding note balances by another 15%, an additional increase in the conversion discount by 5%, and a default interest rate on the outstanding note balances of 22%. The Company and Silverback are in discussion to resolve these defaults. During the quarter ended June 30, 2021, the Company accrued additional interest and penalties of approximately $410,800 in connection with this dispute. Subsequent to June 30, 2021 Silverback converted notes and accrued interest totaling $138,800 into shares of common stock. As of August 23, 2021, Silverback has applied two material default notices to convertible notes payable asserting the balance owed totals $1,442,316.

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

Presently, the impact of COVID-19 has not shown any imminent adverse effects on our business. This notwithstanding, it is still unknown and difficult to predict what adverse effects, if any, COVID-19 can have on our business, or against the various aspects of same, or how COVID-19 will continue to affect the world as the virus case numbers rise and fall and further as vaccination plans and rules develop.

COVID-19 coronavirus was declared a pandemic by the World Health Organization, and on March 13, 2020 was declared a National Emergency by the United States Government and has resulted in several states being designated disaster zones. On February 24, 2021, President Biden issued a letter on the continuation of the National Emergency. COVID-19 coronavirus caused significant volatility in global markets. The spread of COVID-19 coronavirus has caused public health officials to recommend precautions to mitigate the spread of the virus, especially as to travel and congregating in large numbers. In addition, certain states and municipalities have implemented quarantining and “shelter-in-place” regulations which severely limited the ability of people to move and travel and require non-essential businesses and organizations to close. While some states have lifted their “shelter-in-place” restrictions and travel bans, there is no certainty that an outbreak will not occur and additional restrictions may be imposed again in response. As vaccinations become readily available we cannot predict what restrictions may be imposed in the event of a vaccine mandate for travel to and from particular destinations.

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

If any of our employees, consultant, customers, or visitors were to become infected we could be forced to close our operations temporarily as a preventative measure to prevent the risk of spread which could also negatively impact our ability to receive funding from our existing capital sources as each business is and has been affected uniquely

In addition, our headquarters are located in Seattle, Washington and EZ-Clone is located in Sacramento, California, each of which have experienced restrictions on individuals and business shutdowns as the result of COVID-19. It is unclear at this time how these restrictions will be continued and/or amended as the pandemic evolves. We are hopeful that COVID-19 closures will have only a limited effect on our operations and revenues. We believe that with the introduction in early 2021 of the COVID-19 vaccinations that business restrictions will start to ease, however, we are actively monitoring, and will continue to actively monitor, the pandemic and the potential impact on its operations, financial condition, liquidity, suppliers, industry and workforce.

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

On September 15, 2020, we received notice that William Blackburn and Brad Mickelsen (“Plaintiffs”), minority shareholders of EZ-CLONE Enterprises, Inc., a majority owned subsidiary of the Company, filed a complaint against the Company, its CEO Marco Hegyi and former CFO Mark Scott (“Officers”), in the Superior Court of California, County of Sacramento (“Complaint”) for claims related to breach under the Purchase and Sale Agreement dated October 15, 2018 between the Company and Plaintiffs. On September 15, 2020, we filed a notice of removal with the California Superior Court, County of Sacramento and the United States District Court for the Eastern District of California. The case was removed to Federal District Court for the Eastern District of California and Plaintiffs filed an Ex Parte Application for TRO and an Order for Preliminary Injunction with the Federal Court. The TRO was granted on September 16, 2020 and a preliminary injunction hearing was scheduled for September 29, 2020. After reviewing all pleadings and oral arguments at the hearing, the Court issued a ruling granting Plaintiffs’ request for a preliminary injunction. This injunction provides Plaintiffs with operating control of EZ Clone and this control assures that Growlife will have little if any involvement in operations and that Growlife will be denied cash distributions for the foreseeable future.

The Complaint also alleges that the Company and its Officers made certain false representations and other claims to consummate the Transaction and as a result has failed to complete the second closing as required under Purchase and Sale Agreement. The Plaintiffs are seeking rescission of the Purchase and Sale Agreement, unspecified damages in excess of ten thousand dollars, and other equitable relief. The Company cannot predict the outcome of these proceedings at this time.

As of June 30, 2021, the Company has recorded a liability of $2,131,000 for acquisition payable of which a $1,105,000 is payable in stock and $1,026,000 is payable in cash.

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

EZ-CLONE had one customer that was more than 47.4% of our sales for the six months ended Juned 30, 2021 and 76.6% of our accounts receivable as of June 30, 2021 and 45.7% of our sales for the year ended December 31, 2020 and 87.7% of our accounts receivable as of December 31, 2021. There are inherent risks whenever a large percentage of total sales and accounts receivable are concentrated with a limited number of customers. It is not possible for us to predict the future level of demand for our services and products that will be generated by this customer or the future demand for the products and services of this customer in the end-user marketplace. In addition, sales from larger customers may fluctuate from time to time based on the commencement and completion of projects, the timing of which may be affected by market conditions or other factors, some of which may be outside of our control. Further, some of our contracts with larger customers permit them to terminate our services at any time (subject to notice and certain other provisions). If any of our major customers experience declining or delayed sales due to market, economic or competitive conditions, we could be pressured to reduce the prices we charge for our services or we could lose the customer. Any such development could have an adverse effect on our margins and financial position, and would negatively affect our sales and results of operations and/or trading price of our common stock. There can be no assurance that our sales will not continue to be sufficiently concentrated among a limited number of customers.

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

On September 1, 2020, Iliad sold $500,000 of their August 7, 2018 note with GrowLife to Silverback Capital Corporation (“Silverback”). On October 13, 2020, Iliad sold $243,854 of their October 15, 2018 note with GrowLife to Silverback. On November 18, 2020, Iliad sold $250,000 of their August 7, 2018 note with GrowLife to Silverback. On January 7, 2021, Iliad sold $500,000 of their 8/7/18 note with Growlife to Silverback. On February 2, 2021 Odyssey sold $610,659 of its January 30, 2020 note with GrowLife to Silverback. On February 2, 2021, Iliad sold $72,250 of its August 7, 2018 note with GrowLife to Silverback. On February 12, 2021 Odyssey sold $454,996 of its July 22, 2019 note with GrowLife to Silverback. Silverback is stepping into the same terms and conditions in the original notes.

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

We are currently in default of its obligations to certain creditors

On April 23, 2021, we were notified that the Company was in default on its notes held by Silverback Capital Corporation which totaled $1,535,686 at June 30, 2021. The reason for the default was the Company’s inability to provide the reserve share requirement as specified in the notes. The penalty for the reserve share default was an increase in the outstanding note balances by 15%, an increase in the conversion discount by 5% to 60%, and a default interest rate on the outstanding note balances of 22%.

As a result of the reserve share default, on May 7, 2021 Silverback demanded immediate payment in full of all of their notes. On May 10, 2021, when Silverback had not been paid in full, Silverback presented another default notice for lack of payment. The penalty for the non-payment default was an increase in the outstanding note balances by another 15%, an additional increase in the conversion discount by 5%, and a default interest rate on the outstanding note balances of 22%. The Company and Silverback are in discussion to resolve these defaults. During the quarter ended June 30, 2021, the Company accrued additional interest and penalties of approximately $410,800 in connection with this dispute. Subsequent to June 30, 2021 Silverback converted notes and accrued interest totaling $138,800 into shares of common stock. After the note conversion, as of August 23, 2021, Silverback has applied two material default notices to convertible notes payable asserting the balance owed totals $1,442,316.

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

We are liable to various creditors, including in the aggregate amount of approximately $10.2 million. At June 30, 2021, we had an aggregate of $9.8 million of current liabilities and $0.8 million in long term liabilities. This is compared to current assets of $3.1 million as of June 30, 2021. No assurance can be given that we will be able to pay such creditors in full or that claims will not be asserted in addition to the amounts which we believe are liable for at this time.

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

As of August 23, 2021, thirty-six states and the District of Columbia allow its citizens to use medical cannabis. Additionally, sixteen states and the District of Columbia have legalized cannabis for adult use. The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration previously effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. The Biden Administration position is unknown. However, there is no guarantee that the Biden Administration will not change current policy regarding the low-priority enforcement of federal laws. Additionally, any new administration that follows could change this policy and decide to enforce the federal laws strongly. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us and our shareholders.

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

As of August 23, 2021, thirty-six states and the District of Columbia allow its citizens to use medical cannabis. Additionally, sixteen states and the District of Columbia have legalized cannabis for adult use. Many other states are considering legislation to similar effect. As of the date of this writing, the policy and regulations of the Federal government and its agencies is that cannabis has no medical benefit and a range of activities including cultivation and use of cannabis for personal use is prohibited on the basis of federal law and may or may not be permitted on the basis of state law. Active enforcement of the current federal regulatory position on cannabis on a regional or national basis may directly and adversely affect the willingness of customers of GrowLife to invest in or buy products from GrowLife that may be used in connection with cannabis. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect revenues and profits of the GrowLife companies.

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

We have experienced net losses since inception. As of June 30, 2021, we had an accumulated deficit of $158.6 million. There can be no assurance that we will achieve or maintain profitability.

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

Our stock is categorized as a penny stock. The SEC has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than US$5.00 per share or an exercise price of less than US $5.00 per share, subject to certain exclusions (e.g., net tangible assets in excess of $2,000,000 or average revenue of at least $6,000,000 for the last three years). The penny stock rules impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Finally, broker-dealers may not handle penny stocks under $0.10 per share.

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

●	Halting of trading by the SEC or FINRA

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

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of June 30, 2021, there are also (i) stock option grants outstanding for the purchase of 740,000 common shares at a $0.576 average exercise price; and (ii) warrants for the purchase of 3,451,737 shares of common shares at a $2.464 average exercise price. We have an unknown number of common shares to be issued under the Chicago Venture, Iliad and St. George financing and Silverback agreements and warrants because the number of shares ultimately issued to the holder depends on the price at which the holder converts its debt to shares and exercises its warrants. These debt and warrant agreements include price protection features for the holders and can result in significant dilution to the Company. The lower the conversion or exercise prices, the more shares that will be issued to the holder upon the conversion of debt to shares. We will not know the exact number of shares of stock issued to the holder until the debt is actually converted to equity.

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

Our Convertible Notes Payable may require an adjustment in the current conversion price of $0.056 per share as calculated pursuant to terms of the notes if we issue common stock, warrants or equity below the price that is reflected in the convertible notes payable. Our warrant with St. George may require an adjustment in the exercise price. As discussed above, on April 5, 2021, we entered into a joint warrant settlement agreement with St. George and Iliad to resolve a dispute regarding prior financings wherein St. George and Iliad agreed once they have exercised the warrants for an aggregate 14.25 million shares of stock valued at approximately $2.4 million dollars, the balance of the warrant would be cancelled so long as the Company has increased its authorized common stock. The Company recorded a loss on debt conversion of $2.4 million in the period ended December 31, 2020. The conversion price of the convertible notes and warrants will have an impact on the market price of our common stock. Specifically, if under the terms of the convertible notes the conversion price goes down, then the market price, and ultimately the trading price, of our common stock will go down. If under the terms of the convertible notes the conversion price goes up, then the market price, and ultimately the trading price, of our common stock will likely go up. In other words, as the conversion price goes down, so does the market price of our stock. As the conversion price goes up, so presumably does the market price of our stock. The more the conversion price goes down, the more shares are issued upon conversion of the debt which ultimately means the more stock that might flood into the market, potentially causing a further depression of our stock.

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

During the three months ended June 30, 2021, we had the following sales of unregistered sales of equity securities:

Debt and accrued interest of $2,146,846 was converted into 17,267,758 shares of our common stock at a per share conversion price of $0.124. Debt conversions resulted in a loss of $348,167. Settlement of a liability resulted in a gain of $474,250. Combined, these transactions resulted in a net gain on debt conversions for the quarter ending June 30, 2021 of $126,083.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On April 23, 2021, we were notified that the Company was in default on its notes held by Silverback Capital Corporation (“Silverback”) which totaled $1,535,686 at June 30, 2021. The reason for the default was our inability to provide the reserve share requirement as specified in the notes. The penalty for the reserve share default was an increase in the outstanding note balances by 15%, an increase in the conversion discount by 5% to 60%, and a default interest rate on the outstanding note balances of 22%.

As a result of the reserve share default, on May 7, 2021 Silverback demanded immediate payment in full of all of their notes. On May 10, 2021, when Silverback had not been paid in full, Silverback presented another default notice for lack of payment. The penalty for the non-payment default was an increase in the outstanding note balances by another 15%, an additional increase in the conversion discount by 5%, and a default interest rate on the outstanding note balances of 22%. The Company and Silverback are in discussion to resolve these defaults. During the quarter ended June 30, 2021, the Company accrued additional interest and penalties of approximately $410,800 in connection with this dispute. Subsequent to June 30, 2021 Silverback converted notes and accrued interest totaling $138,800 into shares of common stock. As of August 23, 2021, Silverback has applied two material default notices to convertible notes payable asserting the balance owed totals $1,442,316.

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

10.10

Compilation of Securities Purchase Agreement, Secured Promissory Notes, and Security Agreement by and between GrowLife, Inc. and Odyssey Research and Trading, LLC. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on July 30, 2019, and hereby incorporated by reference.

44

10.11

Amendment No. 1 to Purchase and Sale Agreement dated October 23, 2019, entered into by between GrowLife, Inc. and William Blackburn. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on November 12, 2019, and hereby incorporated by reference.

10.12

Compilation of Securities Purchase Agreement, Secured Promissory Notes, and Security Agreement. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on February 5, 2020, and hereby incorporated by reference.

10.13

Compilation of Labrys Securities Purchase Agreement, Self-Amortization Promissory Note and Other Agreements. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on October 15, 2020, and hereby incorporated by reference.

10.14

Compilation of EMA Securities Purchase Agreement, Self-Amortization Promissory Note and Other Agreements. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on October 15, 2020, and hereby incorporated by reference.

10.15

Compilation of FF Securities Purchase Agreement, Self-Amortization Promissory Note and Other Agreements. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on October 15, 2020, and hereby incorporated by reference.

10.16

Amendment 2 to Compilation of Labrys Securities Purchase Agreement, Self-Amortization Promissory Note and Other Agreements. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on December 7, 2020, and hereby incorporated by reference.

10.17	Michael E. Fasci Executive Employment Agreement dated January 1, 2021. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on January 8, 2021, and hereby incorporated by reference.

10.18

Amendment 3 to Compilation of Labrys Securities Purchase Agreement, Self-Amortization Promissory Note and Other Agreements. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on January 5, 2021, and hereby incorporated by reference.

10.19

Compilation of Bucktown Capital, LLC Securities Purchase Agreement, and Other Agreements. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on March 5, 2021, and hereby incorporated by reference.

10.20	St. George and Iliad joint Warrant Settlement Agreement. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on April 9, 2021, and hereby incorporated by reference.

14.1	Code of Conduct and Ethics dated May 15, 2014. Attached as an exhibit to the Company’s Form 8-K filed and with the SEC on June 9, 2014, and hereby incorporated by reference.

31.01*	Certification of Principal Executive Officer Pursuant to Rule 13a-14

31.02*	Certification of Principal Financial Officer Pursuant to Rule 13a-14

32.01*	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

32.02*	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed Herewith.

SIGNATURES

In accordance with Section 13 or 15(d) requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GROWLIFE, INC.
(Registrant)

Date: August 23, 2021	By:	/s/ Marco Hegyi
Marco Hegyi
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 23, 2021	By:	/s/ Michael E. Fasci Sr.
Michael E. Fasci Sr.
Chief Financial Officer
(Principal Financial and Accounting Officer)

46