Form 10-Q
period 2021-09-30
GROWLIFE, INC.
filed 2021-11-23
CIK 1161582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 000-50385

GrowLife, Inc.
(Exact name of registrant as specified in its charter)

Delaware	90-0821083
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11335 NE 122nd Way, Suite 105
Kirkland, WA 98034
(Address of principal executive offices and zip code)

(866) 781-5559

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2

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

As of November 22, 2021, there were 110,633,688 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

 ITEM 1. FINANCIAL STATEMENTS

GROWLIFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
ASSETS		(Audited)

CURRENT ASSETS:
Cash and cash equivalents	$1,221,651	$383,144
Accounts receivable - trade, net of allowance for doubtful accounts of $55,690 and $5,690 as of 9/30/2021 and 12/31/2020, respectively	57,126	960,522
Other receivables	161,000	-
Inventory, net	1,298,398	570,524
Deposits	18,995	18,995
Total current assets	2,757,170	1,933,185

PROPERTY AND EQUIPMENT, NET	107,948	129,330
INTANGIBLE ASSETS, NET	626,931	1,130,718
GOODWILL	781,749	781,749
OPERATING LEASE RIGHT OF USE ASSET	254,373	380,247
TOTAL ASSETS	$4,528,171	$4,355,229

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade	$1,159,607	$1,146,195
Accrued expenses	134,294	2,592,251
Accrued expenses - related parties	46,076	37,394
Notes payable- PPP/EIDL loans, current	940,633	390,035
Derivative liability	1,501,384	1,101,436
Convertible notes payable, net	2,679,626	2,495,153
Notes payable- related party	-	49,144
Acquisition of EZ-CLONE Enterprises, Inc. payable in cash	1,026,000	1,026,000
Acquisition of EZ-CLONE Enterprises, Inc. payable in common stock	1,105,000	1,105,000
Current portion of operating lease right of use liability	140,772	140,772
Federal and state income taxes payable	752,766	343,125
Total current liabilities	9,486,158	10,426,505

LONG TERM LIABILITIES:
Deferred tax liability	264,485	352,649
Notes payable- PPP/EIDL, less current portion	287,601	485,679
Non-current portion of operating lease right of use liability	144,007	264,868
Total long term liabilities	696,093	1,103,196

COMMITMENTS AND CONTINGENCIES (Note 17)	-	-

STOCKHOLDERS' DEFICIT
Preferred stock - $0.0001 par value, 10,000,000 shares authorized, no shares	-	-
issued and outstanding at 9/30/2021 and 12/31/2020, respectively
Common stock - $0.0001 par value, 120,000,000 shares authorized, 97,349,997 and 51,843,221 shares issued and outstanding at 9/30/2021 and 12/31/2020 , respectively	393,137	388,587
Additional paid in capital	153,189,738	147,278,311
Accumulated deficit	(159,236,955)	(154,841,370)
Total stockholders' deficit	(5,654,080)	(7,174,472)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,528,171	$4,355,229

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended,		Nine Months Ended,
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

NET REVENUE	$1,232,208	$1,415,999	$5,074,790	$4,927,636
COST OF GOODS SOLD	815,790	919,421	2,683,406	3,049,782
GROSS PROFIT	416,418	496,578	2,391,384	1,877,854
GENERAL AND ADMINISTRATIVE EXPENSES	924,911	1,249,077	3,074,197	3,741,325
OPERATING LOSS	(508,493)	(752,499)	(682,813)	(1,863,471)

OTHER INCOME (EXPENSE):
Change in fair value of derivative	25,592	130,268	(399,948)	(28,174)
Interest expense, net	(435,919)	(324,752)	(1,666,288)	(765,999)
Loss on debt conversions and settlement, net	(291,364)	(143,799)	(2,370,369)	(396,111)
Gain on extinguishment of warrants	571,060	-	1,045,310	-
Total other expense, net	(130,631)	(338,283)	(3,391,295)	(1,190,284)

LOSS BEFORE INCOME TAXES	(639,124)	(1,090,782)	(4,074,108)	(3,053,755)

Income taxes - current benefit (expense)	29,388	29,388	(321,477)	88,163

NET LOSS	$(609,736)	$(1,061,394)	$(4,395,585)	(2,965,592)

Basic and diluted loss per share	$(0.01)	$(0.03)	$(0.06)	$(0.08)

Weighted average shares of common stock outstanding- basic and diluted	89,467,388	36,670,186	74,879,853	36,385,060

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

					Total
	Common Stock		Additional Paid	Accumulated	Stockholders'
	Shares	Amount	in Capital	Deficit	(Deficit)
Balance as of January 1, 2020	28,677,147	$386,269	$143,441,047	$(148,461,532)	$(4,634,216)
Stock based compensation for stock options	-	-	13,439	-	13,439
Stock based compensation for warrants	-	-	24,000	-	24,000
Shares issued for convertible note and interest conversion	605,294	61	149,510	-	149,571
Warrant exercise	146	-	460	-	460
Fractional shares issued related to reverse stock split	15	-	-	-	-
Net loss for the three months ended March 31, 2020	-	-	-	(1,293,675)	(1,293,675)
Balance as of March 31, 2020	29,282,602	386,330	143,628,456	(149,755,207)	(5,740,421)
Stock based compensation for stock options	-	-	13,439	-	13,439
Stock based compensation for warrants	-	-	24,000	-	24,000
Shares issued for services rendered	40,000	4	11,797	-	11,801
Shares issued for convertible note and interest conversion	3,991,108	400	835,007	-	835,407
Warrant exercise	8	-	25	-	25
Net loss for the three months ended June 30, 2020	-	-	-	(610,523)	(610,523)
Balance as of June 30, 2020	33,313,718	386,734	144,512,724	(150,365,730)	(5,466,273)
Stock based compensation for stock options	-	-	12,708	-	12,708
Stock based compensation for warrants	-	-	24,000	-	24,000
Shares issued for convertible note and interest conversion	5,592,072	559	945,664	-	946,223
Net loss for the three months ended September 30, 2020	-	-	-	(1,061,394)	(1,061,394)
Balance as of September 30, 2020	38,905,790	387,293	145,495,096	(151,427,124)	(5,544,736)

Balance as of January 1, 2021	51,843,221	388,586	147,278,311	(154,841,370)	(7,174,472)
Stock based compensation for stock options	-	-	5,643	-	5,643
Shares issued for convertible note and interest conversion	15,339,018	1,534	3,158,064	-	3,159,597
Net loss for the three months ended March 31, 2021	-	-	-	(2,876,681)	(2,876,681)
Balance as of March 31, 2021	67,182,239	390,120	150,442,018	(157,718,051)	(6,885,913)
Stock based compensation for stock options	-	-	4,916	-	4,916
Shares issued for convertible note and interest conversion	6,704,000	671	836,844	-	837,515
Shares issued for liability settlement	9,750,000	975	1,182,275	-	1,183,250
Shares issued for warrant exercise - cashless	813,758	81	(81)	-	-
Net loss for the three months ended June 30, 2021	-	-	-	(909,168)	(909,168)
Balance as of June 30, 2021	84,449,997	$391,847	$152,465,972	$(158,627,219)	$(5,769,400)
Stock based compensation for stock options	-	-	4,916	-	4,916
Shares issued for convertible note and interest conversion	8,400,000	840	525,360	-	526,200
Shares issued for liability settlement	4,500,000	450	193,490	-	193,940
Net loss for the three months ended September 30, 2021	-	-	-	(609,736)	(609,736)
Balance as of September 30, 2021	97,349,997	$393,137	$153,189,738	$(159,236,955)	$(5,654,080)

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended,
	September 30, 2021	September 30, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,395,585)	$(2,965,592)
Adjustments to reconcile net loss to net cash (used in)
operating activities
Depreciation	21,382	27,864
Amortization of intangible assets	503,787	503,787
Stock based compensation	15,475	111,586
Common stock issued for services	-	11,801
Non cash interest and amortization of debt discount	1,368,855	793,970
Change in fair value of derivative liability	399,948	28,174
Loss on debt conversions	2,564,658	396,110
Loss on debt settlement	(1,045,310)	-
Changes in operating assets and liabilities:
Accounts receivable	903,396	(224,986)
Inventory	(727,874)	(74,389)
Other assets	(161,000)	-
Right of use, net	5,013	9,738
Accounts payable	13,411	(79,494)
Accrued expenses	(26,775)	97,766
Change in deferred taxes	(88,164)	(88,163)
Change in federal and state taxes payable	409,641	-
CASH (USED IN) OPERATING ACTIVITIES	(239,142)	(1,451,828)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of convertible notes payable	(1,307,806)	(167,846)
Proceeds from notes payable	2,385,455	2,213,019
Proceeds from the issuance of common stock	-	485
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,077,649	2,045,658

NET INCREASE IN CASH AND CASH EQUIVALENTS	838,507	593,830

CASH AND CASH EQUIVALENTS, beginning of period	383,144	40,834

CASH AND CASH EQUIVALENTS, end of period	$1,221,651	$634,664

Supplemental disclosures of cash flow information:

Non-cash investing and financing activities:
Shares issued for convertible note and interest conversion	$1,958,655	$1,049,506
Shares issued for liability settlement	$(1,377,190)	$-
Issuance of shares for issuance costs	$-	$349,020

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated condensed financial statements have been prepared by GrowLife, Inc. (“the Company,” “us,” “we,” or “our”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of our management, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position, results of operations, and cash flows for the fiscal periods presented have been included.

These financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on April 15, 2021. The results of operations for the nine months ended September 30, 2021, are not necessarily indicative of the results expected for the full fiscal year, or for any other fiscal period.

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

On September 15, 2020, the Company received notice that William Blackburn and Brad Mickelsen (“Plaintiffs”), minority shareholders of EZ-CLONE Enterprises, Inc., a majority owned subsidiary of the Company, filed a complaint against the Company, its CEO and former CFO (“Officers”), in the Superior Court of California, County of Sacramento (“Complaint”) for claims related to breach under the Purchase and Sale Agreement dated October 15, 2018 between the Company and Plaintiffs. See As of December 4, 2020, our officers, both current and former, were dismissed from the case. The Plaintiffs are seeking rescission of the Purchase and Sale Agreement, unspecified damages in excess of ten thousand dollars, and other equitable relief. The Company cannot predict the outcome of these proceedings at this time. Note 17 for description of Legal Proceedings.

As of September 30, 2021, the Company has recorded a liability of $2,131,000 for acquisition payable of which a $1,105,000 is payable in stock and $1,026,000 is payable in cash.

On April 5, 2021, the Company entered into a joint Warrant Settlement Agreement with St. George Investments LLC (“St. George”) and Iliad Research and Trading, L.P. (“Iliad”) to resolve a dispute related the calculation of shares issuable under warrants issued in prior financings. In the Warrant Settlement Agreement, in exchange for certain covenants by the Company, St. George agreed that upon the exercise of its warrant of up to 11,750,000 shares of the Company’s common stock it would cancel the balance of the warrant related to a February 9, 2018, subscription agreement. Concurrently, Iliad agreed that upon the exercise of its warrant up to 2,500,000 shares of the Company’s common stock it would cancel the balance of the warrant related to an October 15, 2018, Securities Purchase Agreement. The Company recorded a loss on debt settlement of $2,423,000 for the year ended December 31, 2020, and accrued a liability for the future issuance of shares. On April 5, 2021, the Company issued 2,500,000 shares upon the exercise of the warrant to reduce by $425,000 its obligation. On May 7, 2021, the Company issued another 3,500,000 shares upon the exercise of the warrant to further reduce by $595,000 its debt settlement obligation. On June 10, 2021, the Company issued 3,750,000 shares upon the exercise of the warrant to reduce its obligation by $637,500. On August 23, 2021, the Company issued another 2,300,000 shares upon the exercise of the warrant to reduce its obligation by $391,000. On September 29, 2021, the Company issued 2,200,000 shares upon the exercise of the warrant to reduce its obligation by $374,000 and completely payoff the balance of its obligation. The Company received no proceeds from these April, May, June, August and September 2021 cashless warrant exercises. During quarter ended September 30, 2021, the Company recognized a gain on settlement of $571,060 when the fair value of the common shares issued were based on the stock price on the date of settlement

On April 23, 2021, the Company was notified that it was in default on its notes held by Silverback Capital Corporation which totaled $1,360,286 at September 30, 2021. The reason for the default was the Company’s inability to provide the reserve share requirement as specified in the notes. The penalty for the reserve share default was an increase in the outstanding note balances by 15%, an increase in the conversion discount by 5% to 60%, and a default interest rate on the outstanding note balances of 22%.

As a result of the reserve share default, on May 7, 2021, Silverback demanded immediate payment in full of all of their notes. On May 10, 2021, when Silverback had not been paid in full, Silverback presented another default notice for lack of payment. The penalty for the non-payment default was an increase in the outstanding note balances by another 15%, an additional increase in the conversion discount by 5%, and a default interest rate on the outstanding note balances of 22%. The Company and Silverback are in discussion to resolve these defaults.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $4,395,585 $6,379,838 and $7,374,383 for the nine months ended September 30, 2021, and the years ended December 31, 2020, and 2019, respectively. Net cash used in operating activities was $(239,142), ($1,950,870) and ($2,909,811) for the nine months ended September 30, 2021, and the years ended December 31, 2020, and 2019, respectively.

The Company anticipates that it will record losses from operations for the foreseeable future. As of September 30, 2021, the Company’s accumulated deficit was $159,236,955. The Company has limited capital resources, and operations to date have been funded with the proceeds from private equity and debt financings. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by the Company’s independent registered public accounting firm relating to our consolidated financial statements for the year ended December 31, 2020, includes an explanatory paragraph expressing the substantial doubt about the Company’s ability to continue as a going concern.

Because the majority of the Company’s cash is currently held at EZ-Clone and as a result of the ongoing litigation with EZ CLONE’s Founders, such cash is not accessible for general corporate use. The Company needs additional financing to implement our business plan and to service our ongoing operations and pay our current debts. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations, and divest all or a portion of our business. We may seek additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt. Equity financing, if obtained, could result in dilution to the Company’s then-existing stockholders and/or require such stockholders to waive certain rights and preferences. If such financing is not available on satisfactory terms, or is not available at all, the Company may be required to delay, scale back, eliminate the development of business opportunities and our operations and financial condition may be materially adversely affected.

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

Cash and Cash Equivalents - We classify highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit. At September 30, 2021, the Company had uninsured deposits in the amount of $971,651.

Accounts Receivable and Revenue – The company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which requires the application of the five-step-principles-based-accounting-model for revenue recognition. These steps include (1) a legally enforceable contract, written or unwritten is identified; (2) performance obligations in the contracts are identified; (3) the transaction price reflecting variable consideration, if any, is identified; (4) the transaction price is allocated to the performance obligations; and (5) revenue is recognized when the control of goods is transferred to the customer at a particular time or over time. Our hydroponic sales are cash or credit card. Our EZ-CLONE sales include credit cash, payments in advance, 3% discount upon receipt and, we extend thirty-day terms to select customers. Accounts receivable are reviewed periodically for collectability. As of September 30, 2021, and December 31, 2020, the Company has an allowance for doubtful accounts totaling $55,690 and $5,690, respectively.

Other Receivable - The EZ-CLONE founders advanced themselves $161,000 during the three months ended September 30, 2021 to pay for legal expenses. The Company expects to contest these advances.

Sales Returns - We allow customers to return defective products when they meet certain established criteria as outlined in our sales terms and conditions. It is our practice to regularly review and revise, when deemed necessary, our estimates of sales returns, which are based primarily on actual historical return rates. We record estimated sales returns as reductions to sales, cost of goods sold, and accounts receivable and an increase to inventory. Returned products which are recorded as inventory are valued based upon the amount we expect to realize upon its subsequent disposition. As of September 30, 2021, and December 31, 2020, there was a reserve for sales returns of $20,000, respectively, which is minimal based upon our historical experience.

Inventories - Inventories are recorded on a first in first out basis Inventory consists of raw materials, work in process and finished goods and components sold by EZ-CLONE to it distribution customers and are recorded at the lower of cost or net realizable value. The Company reviews its inventory on a periodic basis to identify products that are slow moving and/or obsolete, and if such products are identified, the Company records the appropriate inventory impairment charge at such time.

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

Goodwill –The Company reviews its acquired goodwill for impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. In reviewing its goodwill, the Company performs a qualitative analysis to determine if it is more-likely-than-not that the goodwill is impaired. If the qualitative analysis indicates that goodwill is likely impaired, the Company calculates the fair value of its goodwill by allocating the fair value of the business unit containing the goodwill to all its tangible and intangible assets and liabilities, with the residual fair value allocated to goodwill. The excess, if any, of the goodwill carrying value in excess of its fair value would be recognized as an impairment loss. Management has concluded that, based on a qualitative analysis, it is more-likely-than-not that goodwill has not been impaired as of September 30, 2021, and December 31, 2020.

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

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of September 30, 2021, and December 31, 2020, are based upon the short-term nature of the assets and liabilities.

Derivative Financial Instruments –Pursuant to ASC 815 “Derivatives and Hedging”, the Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company then determines if an embedded derivative must be bifurcated and separately accounted for. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

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

As of September 30, 2021, there are also (i) stock option grants outstanding for the purchase of 740,000 common shares at a $0.576 average exercise price; and (ii) warrants for the purchase of 2,094,094 shares of common shares at a $2.655 average exercise price, subject to adjustment as set forth in the warrants. In addition, we have an unknown number of common shares to be issued under the St. George, Iliad, Bucktown, EMA, First Fire and Silverback convertible promissory note financing agreements. In the case of default, the number of shares ultimately issued to the lenders depends on the price at which they convert their debt to shares and exercise their warrants. The lower the conversion or exercise prices, the more shares that will be issued upon the conversion of debt to shares. We will not know the exact number of shares of stock issued until the debt is actually converted to equity or warrants are exercised. See Note 18 for discussion of warrant settlement agreement.

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

Income Taxes - In preparing the provision for estimated income taxes, the Company calculates income taxes separately for EZ- CLONE. As of September 30, 2021, and December 31, 2020, the Company has recorded a liability for EZ-Clone income taxes payable totaling $752,766 and $343,125, respectively.

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

NOTE 4 –BUSINESS COMBINATIONS, ACQUISITION PAYABLE AND OTHER TRANSACTION

Acquisition of EZ-CLONE Enterprises, Inc.

On October 15, 2018, the Company closed the Purchase and Sale Agreement with EZ-CLONE Enterprises, Inc., a California corporation (the “Agreement"). On November 5, 2019, the Company amended the Agreement with one 24.5% shareholder of EZ-CLONE Enterprises, Inc. (“EZ-CLONE”), to extend the date to purchase the remaining 49% of stock of EZ-CLONE in exchange for a 20% extension fee (a total of $171,000 for the 49% or $85,500 for each 24.5% shareholder) of the $855,000 cash payable at the earlier of the closing of $2,000,000 in funding or nine months (July 2020). The Company did not close the purchase of the remaining 49% of stock of EZ-CLONE by the extended deadline.

On September 15, 2020, the Company received notice that William Blackburn and Brad Mickelsen (“Plaintiffs”), minority shareholders of EZ-CLONE Enterprises, Inc., a majority owned subsidiary of the Company, filed a complaint against the Company, its CEO and former CFO (“Officers”), in the Superior Court of California, County of Sacramento (“Complaint”) for claims related to breach under the Purchase and Sale Agreement dated October 15, 2018 between the Company and Plaintiffs. On September 15, 2020, the Company filed a notice of removal with the California Superior Court, County of Sacramento and the United States District Court for the Eastern District of California. The case was removed to Federal District Court for the Eastern District of California and Plaintiffs filed an Ex Parte Application for TRO and an Order for Preliminary Injunction with the Federal Court. The TRO was granted on September 16, 2020, and a preliminary injunction hearing was scheduled for September 29, 2020. After reviewing all pleadings and oral arguments at the hearing, the Court issued a ruling granting Plaintiffs’ request for a preliminary injunction. This injunction provides Plaintiffs with operating control of EZ-CLONE and this control assures that Growlife will have little if any involvement in operations and that Growlife will be denied cash distributions for the foreseeable future.

As of December 4, 2020, our officers, both current and former, were dismissed from the case. The Plaintiffs are seeking rescission of the Purchase and Sale Agreement, unspecified damages in excess of ten thousand dollars, and other equitable relief. The Company cannot predict the outcome of these proceedings at this time.

As of September 30, 2021, the Company has recorded a liability of $2,131,000 for acquisition payable of which a $1,105,000 is payable in stock and $1,026,000 is payable in cash.

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

As of the acquisition date in October 2018, the Company recognized approximately $3.4 million of intangible assets and began amortizing them over 3 years. In the fourth quarter of 2019, the Company completed its evaluation of assets acquired and finalized its asset valuation. The finalized valuation resulted in lower intangible assets from the original assessment, allocating some of the intangible to Goodwill and determined that the life of definite life intangibles to be 5 years (See Note 7). The Company adjusted the cost basis and accumulated amortization, reducing both, but did not change 2019 amortization expense that had been recorded through September 30, 2019, which was in excess of $800,000. The change in the purchase accounting also resulted in the recording of a deferred tax liability and the lowering of non-controlling interest by $587,750 and such reclassification was made to the December 31, 2018, balance sheet. During the nine months ended September 30, 2021, and 2020, respectively, the Company recorded a tax benefit of $88,164 and $88,163 related to book versus tax basis difference from the purchase accounting.

The summary of assets acquired, and liabilities assumed is based upon the Company final evaluation done in the fourth quarter of 2019 and is detailed below.

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

NOTE 5 – INVENTORY

Inventory as of September 30, 2021, and December 31, 2020, consisted of the following:

	September 30,	December 31,
	2021	2020

Raw materials	$757,255	$456,723
Work in process	201,634	83,792
Finished goods	112,458	26,557
Inventory deposits	227,051	3,452
Total	$1,298,398	$570,524

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2021, and December 31, 2020, consists of the following:

	September 30,	December 31,
	2021	2020

Machinery, equipment and tooling	$356,867	$356,867
Computer equipment	16,675	16,675
Leasehold improvements	14,703	14,702
Total property and equipment	388,245	388,244
Less accumulated depreciation and amortization	(280,297)	(258,914)
Net property and equipment	$107,948	$129,330

Total depreciation expense was $21,383 and $27,864 for the nine months ended September 30, 2021, and 2020, respectively. All equipment is used for manufacturing, selling, general and administrative purposes and accordingly all depreciation is classified in cost of goods sold, selling, general and administrative expenses.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets as of September 30, 2021, and December 31, 2020, consisted of the following:

	Estimated	September 30, 2021	December 31, 2020

Customer Lists	3.5 Years	$1,297,000	$1,297,000
Intellectual Property	3.5 Years	1,054,000	1,054,000
less accumulated amortization		(1,724,069)	(1,220,282)
Net Intangible assets-definitive life		$626,931	$1,130,718

Goodwill-indefinite life	N/A	$781,749	$781,749

Total intangible assets and goodwill		$1,408,680	$1,912,467

Total amortization expense was $503,788 for the nine months ended September 30, 2021, and 2020, respectively.

NOTE 8- LEASES

The Company previously entered into operating leases for retail and corporate facilities. These leases have terms which range from two to five years, and often include options to renew. These operating leases are listed as separate line items on the Company's December 31, 2018, Consolidated Balance Sheet and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are also listed as separate line items on the Company's December 31, 2018, Consolidated Balance Sheet. Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, the Company recognized right-of-use assets and lease liabilities for operating leases of approximately $1,378,000 on January 1, 2019. Operating lease right-of-use assets and liabilities commencing after January 1, 2019, are recognized at commencement date based on the present value of lease payments over the lease term. During the three months ended September 30, 2019, the Company cancelled all but one lease and has recognized the rent and termination fees related to the cancelled leases as an expense in the quarter ended September 30, 2019. As of September 30, 2021, and December 31, 2020, total right-of-use assets and operating lease liabilities for remaining long term lease was $284,788 and $405,640, respectively. During the nine months ended September 30, 2021, and 2020, the Company recognized approximately $167,094 in total lease costs for the lease.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company's operating right-of-use assets and related lease liabilities as of and for the nine months ended September 30, 2021, were as follows:

Cash paid for ROU operating lease liability $167,094

Weighted-average remaining lease term 1.25 years

Weighted-average discount rate 10%

Year Ended
September 30,	$
2022	$140,772
2023	184,007

324,779
Imputed interest	(40,000)
Total lease liability	$284,779

NOTE 9- ACCOUNTS PAYABLE

Accounts payable were $1,159,607 and $1,146,195 as of September 30, 2021, and December 31, 2020, respectively. Such liabilities consisted of amounts due to vendors for inventory purchases, audit, legal and other expenses incurred by the Company.

NOTE 10- ACCRUED EXPENSES

Accrued expenses were $134,294 and $2,592,251 as of September 30, 2021, and December 31, 2020, respectively. Such liabilities consisted of amounts due to sales tax, payroll and restructuring expense liabilities. On April 5, 2021, the Company entered into a joint Warrant Settlement Agreement with St. George Investments LLC (“St. George”) and Iliad Research and Trading, L.P. (“Iliad”) to resolve a dispute related the calculation of shares issuable under warrants issued in prior financings. In the Warrant Settlement Agreement, in exchange for certain covenants by the Company, St. George agreed that upon the exercise of its warrant of up to 11,750,000 shares of the Company’s common stock it would cancel the balance of the warrant related to a February 9, 2018, subscription agreement. Concurrently, Iliad agreed that upon the exercise of its warrant up to 2,500,000 shares of the Company’s common stock it would cancel the balance of the warrant related to an October 15, 2018, Securities Purchase Agreement. The Company recorded a loss on debt settlement of $2,423,000 for the year ended December 31, 2020 and accrued a liability for the future issuance of shares. As of September 30, 2021, the remaining liability for this settlement totaled $0. During the quarter ended September 30, 2021, the Company issued 4,500,000 shares of common stock in connection with the warrant settlement and as of September 30, 2021, has 0 shares to be issued. During quarter ended September 30, 2021, the Company recognized a gain on settlement of $571,060 when the fair value of the common shares issued were based on the stock price on the date of settlement.

As of September 30, 2019, the Company closed retail stores in Portland, Maine, Encino, California and Calgary, Canada. The Company has restructuring reserves to settle primarily real estate lease and other issues and such reserves totaled $171,464 and $209,577 as of September 30, 2021, and December 31, 2020, respectively.

NOTE 11 – CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Convertible notes payable as of September 30, 2021, consisted of the following:

				Balance
		Accrued	Debt	As of September 30,
Convertible Promissory Note Summary	Principal	Interest	Discount	2021
8% OID Convertible Promissory Notes	$1,263,000	$48,166	$(63,175)	$1,247,990
10% OID Convertible Promissory Notes	1,337,018	23,268	(6,945)	1,353,341
12% Self-Amortizing Promissory Notes	117,897	2,961	(42,564)	78,295
Total	$2,717,915	$74,395	$(112,685)	$2,679,626

Convertible notes payable as of December 31, 2020, consisted of the following:

				Balance
		Accrued	Debt	As of December 31,
	Principal	Interest	Discount	2020
10% OID Convertible Promissory Notes	$1,453,163	$432,144	$-	$1,885,307
12% Convertible Promissory Notes	253,000	5,888	(13,912)	244,976
12% Self-Amortizing Promissory Notes	969,746	10,981	(615,857)	364,870
	$2,675,909	$449,013	$(629,769)	$2,495,153

8% OID Convertible Promissory Notes

				Balance
		Accrued	Debt	As of September 30,
8% OID Convertible Promissory Notes-	Principal	Interest	Discount	2021
Bucktown 2-26-21	$928,000	$45,625	$(31,627)	$941,998
Bucktown 8-25-21	335,000	2,540	(31,548)	305,992
Total	$1,263,000	$48,166	$(63,175)	$1,247,990

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

On August 25, 2021, the Company executed the following agreement with Bucktown: (i) Securities Purchase Agreement; (ii) Secured Convertible Promissory Note (“Note”); and (iii) Security Agreement (collectively the “Bucktown Agreements”). The Company entered into the Bucktown Agreements with the intent to acquire working capital to grow the Company’s businesses and to hold our annual shareholder meeting.

The total amount of funding under the Bucktown Agreements is $335,000 as represented in the Note. The total purchase price for this Note is $300,000; the Note carries an aggregate original issue discount of $30,000 and a transaction expense amount of $5,000.

The Company agreed to reserve three times the number of shares based on the redemption value with a minimum of 100,000,000 shares of its common stock for issuance upon conversion of the Note, if that occurs in the future. If not converted sooner, the Note is due on or before August 25, 2022. The Note has an interest rate of eight percent (8%). The Note is convertible, at Bucktown’s option, into the Company’s common stock at $0.10 per share (“Lender Conversion Price”), subject to adjustment as provided for in the Note. However, in the event the Market Capitalization (as defined in the Note) falls below the Minimum Market Capitalization the Lender Conversion Price shall equal the lower of the Lender Conversion Price and the Market Price as of any applicable date of Conversion.

The Company’s obligation to pay the Note, or any portion thereof, is secured by all of the Company’s assets

10% OID Convertible Promissory Notes

				Balance
		Accrued	Debt	As of September 30,
10% OID Convertible Promissory Notes-	Principal	Interest	Discount	2021
Silverback 2-12-21 (7) - From Oddysey 7-22-19	$1,172,018	$14,408	$-	$1,186,426
Silverback 3-18-21 (8)	165,000	8,860	(6,945)	166,915
Total	$1,337,018	$23,268	$(6,945)	$1,353,341

On February 12, 2021 Silverback purchased a Note from Odyssey that was originally issued to Odyssey on July 22, 2019. Silverback assumed the terms and conditions of the original note. The Company typically issues original issuance discount notes that have a stated interest rate of typically 10%. Accrued interest represents the interest to be accreted over the remaining term of the notes. These notes contain terms and conditions that are deemed beneficial conversion features and the Company recognizes a derivative liability related to these terms until the notes are converted. Upon the conversion of these notes, the Company records a loss on debt conversion and reduces their derivative liability. The notes may be converted to common stock after six months until they are converted.

On March 18, 2021, the Company executed the following agreement with Silverback Capital: Silverback Convertible Promissory Note (Silverback Note #8). The Company entered into Silverback Note #8 with the intent to payoff other more expensive debt with Power-Up Lending Group.

The total amount of funding under the Silverback Note #8 is $165,000 as represented in the Note. The total purchase price for this Note is $150,000; the Note carries an aggregate original issue discount of $15,000.

The Company agreed to reserve 8,000,000 shares of its common stock for issuance upon conversion of the Note, if that occurs in the future. If not converted sooner, the Note is due on or before March 16, 2022. The Note has an interest rate of ten percent (10%). The Note is convertible, at Silverback’s option, into the Company’s common stock at a 35% discount rate to market price.

As of September 30, 2021, the outstanding principal balance due Silverback was $1,337,018, $23,268 of accrued interest and $6,945 of remaining debt discount. On April 23, 2021, the Company was notified that it was in default on its notes held by Silverback Capital Corporation. The reason for the default was the Company’s inability to provide the reserve share requirement as specified in the notes. The penalty for the reserve share default was an increase in the outstanding note balances by 15%, an increase in the conversion discount by 5% to 60%, and a default interest rate on the outstanding note balances of 22%.

As a result of the reserve share default, on May 7, 2021, Silverback demanded immediate payment in full of all of their notes. On May 10, 2021, when Silverback had not been paid in full, Silverback presented another default notice for lack of payment. The penalty for the non-payment default was an increase in the outstanding note balances by another 15%, an additional increase in the conversion discount by 5%, and a default interest rate on the outstanding note balances of 22%. The Company and Silverback are in discussion to resolve these defaults.

12% Convertible Promissory Notes

				Balance
		Accrued	Debt	As of September 30,
12% Self-Amortizing Promissory Notes	Principal	Interest	Discount	2021
EMA 10-2-20	$68,882	$2,034	$(22,287)	$48,629
FirstFire 10-12-20	49,016	927	(20,277)	29,666
Total	$117,897	$2,961	$(42,564)	$78,295

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

Notes Payable

Notes payable as of September 30, 2021, consisted of the following:

				Balance
		Accrued	Debt	As of September 30,
	Principal	Interest	Discount	2021
1% Note Payble under Paycheck Protection Program (GLI) 4-14-20	$362,500	$5,408	$-	$367,908
1% Note Payble under Paycheck Protection Program (GLI) 2-3-21	337,055	2,236	-	339,291
1% Note Payble under Paycheck Protection Program (EZ) 5-3-20	203,329	2,930	-	206,259
3.75% Economic Injury Disaster Loan (GLI) 6-19-20	149,900	7,488	-	157,388
3.75% Economic Injury Disaster Loan (EZ) 6-19-20	149,900	7,488	-	157,388
Total notes payable	1,202,684	25,550	-	1,228,234
Less long term notes payable	(287,601)	-	-	(287,601)
Short term notes payable	$915,083	$25,550	$-	$940,633

Notes payable as of December 31, 2020, consisted of the following:

	Principal	Accrued Interest	Debt Discount	Balance As of December 31, 2020
1% Note Payble under Paycheck Protection Program (GLI) 4-14-20	$362,500	$2,638	$-	$365,138
1% Note Payble under Paycheck Protection Program (EZ) 5-3-20	203,329	1,371	-	204,700
3.75% Economic Injury Disaster Loan (GLI) 6-19-20	149,900	3,001	-	152,901
3.75% Economic Injury Disaster Loan (EZ) 6-19-20	149,900	3,075	-	152,975
Total Notes Payable	865,629	10,085	-	875,714
Less Long Term Notes Payable	(485,679)	-	-	(485,679)
Short Term Notes Payable	$379,950	$10,085	$-	$390,035

On April 17, 2020, the Company received $362,500 under the Paycheck Protection Program of the U.S. Small Business Administration’s (SBA) 7(a) Loan Program pursuant to the Coronavirus, Aid, Relief and Economic Security Act (CARES Act), Pub. Law 116-136, 134 Stat. 281 (2020). As of September 30, 2021, the Company recorded interest of $5,408 at 1%. The Company is utilizing the funds in accordance with the legal requirements and expects this loan to be forgiven during 2021.

On February 7, 2021, the Company received $337,055 under the Paycheck Protection Program of the U.S. Small Business Administration’s (SBA) 7(a) Loan Program pursuant to the Coronavirus, Aid, Relief and Economic Security Act (CARES Act), Pub. Law 116-136, 134 Stat. 281 (2020). As of September 30, 2021, the Company recorded accrued of $2,236 at 1%. The Company is utilizing the funds in accordance with the legal requirements and expects this loan to be forgiven during 2021.

On May 7, 2020, EZ-CLONE received $203,329 under the Paycheck Protection Program of the U.S. Small Business Administration’s 7(a) Loan Program pursuant to the Coronavirus, Aid, Relief and Economic Security Act (CARES Act), Pub. Law 116-136, 134 Stat. 281 (2020). As of September 30, 2021, the Company recorded accrued interest of $2,930 at 1%. The Company is utilizing the funds in accordance with the legal requirements and expects this loan to be forgiven during 2021.

On June 19, 2020, the Company received $299,800 under the Economic Injury Disaster Loan Program of the U.S. Small Business Administration’s 7(a) Loan Program pursuant to the Coronavirus, Aid, Relief and Economic Security Act (CARES Act), Pub. Law 116-136, 134 Stat. 281 (2020). Repayment terms on the loans are over a 30-year term at 3.75%. In addition, the loan contains a 12-month payment deferral beginning on the loan date. There is no prepayment penalty on an EIDL loan. As of September 30, 2021, the Company recorded accrued interest of $14,976. These loans were long term as of September 30, 2021.

NOTE 12 – DERIVATIVE LIABILITY

The Convertible Notes payable include a conversion feature that pursuant to ASC 815 “Derivatives and Hedging”, has been identified as an embedded derivative financial instrument and which the Company accounts for under the fair value method of accounting.

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

There was a derivative liability of $1,501,384 and $1,101,436 as of September 30, 2021, and December 31, 2020, respectively. For the nine months ended September 30, 2021, and 2020, the Company recorded non-cash expense $399,948 and $28,174 related to the “change in fair value of derivative” expense related to the Chicago Venture, Iliad and Silverback financings. These were the only changes in level 3 fair value instruments during such periods.

Derivative liability as of September 30, 2021, was as follows:

				Carrying
	Fair Value Measurements Using Inputs			Amount at September 30,
Financial Instruments	Level 1	Level 2	Level 3	2021

Liabilities:
Derivative Instruments	$-	$-	$1,501,384	$1,501,384

Total	$-	$-	$1,501,384	$1,501,384

Derivative liability as of December 31, 2020, was as follows:

				Carrying
	Fair Value Measurements Using Inputs			Amount at December 31,
Financial Instruments	Level 1	Level 2	Level 3	2020

Liabilities:
Derivative Instruments	$-	$-	$1,101,436	$1,101,436

Total	$-	$-	$1,101,436	$1,101,436

NOTE 13 – RELATED PARTY TRANSACTIONS AND CERTAIN RELATIONSHIPS

Since January 1, 2019, the Company engaged in the following reportable transactions with our directors, executive officers, holders of more than 5% of our voting securities, and affiliates or immediately family members of our directors, executive officers, and holders of more than 5% of our voting securities.

Certain Relationships

Please see the transactions with Chicago Venture Partners, L.P., Iliad, St. George, and Silverback Capital Corporation discussed in Notes 1, 11, 12 and 18.

Related Party Transactions

Transactions with Michael E. Fasci Sr.

Please see transactions with Michael E. Fasci Sr. included in Notes 17.

NOTE 14 – EQUITY

Authorized Capital Stock

On October 9, 2019, the Company approved the reduction of authorized capital stock, whereby the total number of the Company’s authorized common stock decreased from 6,000,000,000 by a ratio of 1 for 50, to 120,000,000 shares. On November 20, 2019, the Company filed a Certificate of Amendment of Certificate of Incorporation with the Secretary of State of the State of Delaware. As a result of the reduction, we have an aggregate 130,000,000authorized shares consisting of: (i) 120,000,000 shares of common stock, par value $0.0001 per share, and (ii) 10,000,000 shares of preferred stock, par value $0.0001 per share.

The reverse stock split of 1 for 150 was effective at the open of business on November 27, 2019, whereupon the shares of the Company’s common stock began trading on a split-adjusted basis. Our CUSIP number was changed to 39985X203.

Preferred Stock

Under the terms of our articles of incorporation, our board of directors is authorized to issue shares of preferred stock in one or more series without stockholder approval. Our board of directors has the discretion to determine the rights, preferences, privileges and restrictions, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock.

The purpose of authorizing our board of directors to issue preferred stock and determine our rights and preferences is to eliminate delays associated with a stockholder vote on specific issuances. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions, future financings, and other corporate purposes, could have the effect of making it more difficult for a third party to acquire or could discourage a third party from seeking to acquire, a majority of our outstanding voting stock. There are no shares of preferred stock presently outstanding, and we have no present plans to issue any shares of preferred stock.

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

During the nine months ended September 30, 2021, the Company had the following issuances of unregistered equity securities to accredited investors unless otherwise indicated:

Debt and accrued interest of $1,958,654 was converted into 30,443,018 shares of the Company’s common stock at a per share conversion price of $0.069 which resulted in loss of debt of conversion $2,564,658.

The Company issued 14,250,000 shares for settlement of a liability to Iliad/St. George at $0.17 per share. During the three and nine month periods ending September 30, 2021 the liability decreased by $765,000 and $2,422,500 respectively. During the three and nine months ended September 30, 2021, the Company recognized a gain on settlement of $571,060 and $474,250, respectively, when the fair value of the common shares issued were based on the stock price on the date of settlement.

Warrants

Warrant Settlement Agreement

On April 5, 2021, the Company entered into a joint Warrant Settlement Agreement with St. George Investments LLC (“St. George”) and Iliad Research and Trading, L.P. (“Iliad”) to resolve a dispute related the calculation of shares issuable under warrants issued in prior financings. In the Warrant Settlement Agreement, in exchange for certain covenants by the Company, St. George agreed that upon the issuance of 11,750,000shares of the Company’s common stock it would cancel the balance of the warrant related to a February 9, 2018, subscription agreement. Concurrently, Iliad agreed that upon the issuance of 2,500,000 shares of the Company’s common stock it would cancel the balance of the warrant related to an October 15, 2018, Securities Purchase Agreement. The Company recorded a loss on debt settlement of $2,423,000 for the year ended December 31, 2020 and accrued a liability for the future issuance of shares. On April 5, 2021, the Company issued 2,500,000 shares upon the exercise of the warrant to reduce by $425,000 its obligation. On May 7, 2021, the Company issued another 3,500,000 shares upon the exercise of the warrant to further reduce by $595,000 its debt settlement obligation. On June 10, 2021, the Company issued 3,750,000 shares upon the exercise of the warrant to reduce its obligation by $637,500. On August 23, 2021, the Company issued another 2,300,000 shares upon the exercise of the warrant to reduce its obligation by $391,000. On September 29, 2021, the Company issued 2,200,000 shares upon the exercise of the warrant to reduce its obligation by $374,000 and completely payoff the balance of its obligation. The Company received no proceeds from these April, May, June, August, and September 2021 cashless warrant exercises. During the quarter ended September 30, 2021, the Company recognized a gain on settlement of $571,060 when the fair value of the common shares issued were based on the stock price on the date of settlement.

A summary of the warrants issued as of September 30, 2021, is as follows:

	September 30, 2021
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at January 1, 2021	3,451,737	$2.464
Issued	-	-
Exercised	(813,758)	0.109
Exercised	(324,586)	7.460
Forfeited	(219,298)	0.121
Expired	-	-
Outstanding at September 30, 2021	2,094,095	$2.655
Exerciseable at September 30, 2021	2,094,095

A summary of the status of the warrants outstanding as of September 30, 2021, is presented below:

	September 30, 2021
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life	Price	Exerciseable	Price
366,667	4.27	1.500	366,667	1.500
320,000	3.10	1.800	320,000	1.800
1,407,428	0.08	3.150	1,407,428	3.150
2,094,095	0.808	$2.655	2,094,095	$2.655

Warrants had no intrinsic value as of September 30, 2021.

The warrants were valued using the following assumptions:

Dividend yield	0%
Expected life	1-5 Years
Expected volatility	70-200%
Risk free interest rate	0.78-2.6%

NOTE 15– STOCK OPTIONS

Description of Stock Option Plan

The Company has 1,333,333 shares available for issuance under the First Amended and Restated 2017 Stock Incentive Plan. The Company has outstanding unexercised stock option grants totaling 740,000 shares at an average exercise price of $0.576 per share as of September 30, 2021. The Company filed registration statements on Form S-8 to register 1,333,333shares of our common stock related to the 2017 Stock Incentive Plan and First Amended and Restated 2017 Stock Incentive Plan.

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

Stock Option Activity

The Company had the following stock option transactions during the nine months ended September 30, 2021:

On January 1, 2021, Mr. Fasci was granted an option to purchase 500,000 shares of the Company’s Common Stock under the Company’s 2018 Stock Incentive Plan at an exercise price of $0.12 per share. The Option vests quarterly over three years, has a five-year life and allows for a cashless exercise.

During the nine months ended September 30, 2021, executives and employees forfeited stock option grants for 266,667 shares with an exercise price of $1.47 per share.

There are currently 740,000 options to purchase common stock at an average exercise price of $0.576 per share outstanding as of September 30, 2021, under 2017 Stock Incentive Plan and First Amended and Restated 2017 Stock Incentive Plan. The Company recorded $15,475 and $26,879 of compensation expense, net of related tax effects, relative to stock options for the nine months ended September 30, 2021, and 2020 and in accordance with ASC 718. As of September 30, 2021, there is approximately $16,492 net of forfeitures of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately 3.67 years.

Stock option activity for the nine months ended September 30, 2021, and the years ended December 31, 2020, and 2019 were as follows:

	Options	Weighted Average	Option
	Shares	Exercise Price	$
Outstanding as of January 1, 2019	666,667	$1.410	$940,000
Granted	23,333	1.457	34,000
Exercised	(26,111)	(0.900)	(23,500)
Forfeitures	(113,889)	(1.146)	(130,500)
Outstanding as of December 31, 2019	550,000	1.491	820,000
Granted	-	-	-
Exercised	-	-	-
Forfeitures	(43,333)	(1.431)	(62,000)
Outstanding as of December 31, 2020	506,667	1.496	758,000
Granted	500,000	0.120	60,000
Exercised	-	-	-
Forfeitures	(266,667)	(1.470)	(392,000)
Outstanding as of September 30, 2021	740,000	$0.576	$426,000

The following table summarizes information about stock options outstanding and exercisable on September 30, 2021:

		Weighted			Weighted
		Average	Weighted		Average
Range of	Number	Remaining Life	Average	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Exercise Price	Exerciseable	Exerciseable
$0.12	500,000	4.50	$0.12	125,000	$0.12
1.05	66,667	1.50	1.05	66,667	1.05
1.50	53,333	1.25	1.50	178,333	1.50
1.80	120,000	2.50	1.80	110,000	1.80
	740,000	3.67	$0.576	480,000	$1.15

Stock option grants totaling 740,000 shares of common stock had no intrinsic value as of September 30, 2021.

The stock option grants were valued using the following assumptions:

Dividend yield	0%
Expected life	3 Years
Expected volatility	120%
Risk free interest rate	0.37%

16. SEGMENT REPORTING

The management of the Company considers the business to have two operating segments (i) the corporate entity and (ii) EZ-CLONE, a manufacturer of cloning products. EZ-CLONE has provided the majority of the Company’s gross margins during 2021 and 2020. The financial results from GrowLife are based on the sale of EZ-CLONE products. The Company closed the lower margin hydroponics reselling business as of December 31, 2020.

The reporting for the nine months ended September 30, 2021, and 2020 was as follows (in thousands):

			Segment
		Gross	Operating	Segment
Segment	Revenue	Profit	Profit (Loss)	Assets
Three Months Ended September 30, 2021
GrowLife, Inc. corporate	$35	$35	$(397)	$1,507
EZ-CLONE cloning manufacturing	1,197	381	(112)	3,021
Total segments	$1,232	$416	$(509)	$4,528

Three Months Ended September 30, 2020
GrowLife distribution products	$211	$35	$(680)	$416
EZ-CLONE cloning manufacturing (1)	1,205	462	(72)	3,881
Total segments	$1,416	$497	$(752)	$4,297

Nine Months Ended September 30, 2021
GrowLife, Inc. corporate	$35	$35	$(1,487)	$1,507
EZ-CLONE cloning manufacturing	5,040	2,683	804	3,021
Total segments	$5,075	$2,391	$(683)	$4,528

Nine Months Ended September 30, 2020
GrowLife distribution products	$1,540	$293	$(1,944)	$416
EZ-CLONE cloning manufacturing (2)	3,388	1,585	81	3,881
Total segments	$4,928	$1,878	$(1,863)	$4,297

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

On October 15, 2018, the Company closed the Purchase and Sale Agreement with EZ-CLONE Enterprises, Inc., a California corporation (the “Agreement”). On November 5, 2019, the Company amended the Agreement with one 24.5% shareholder of EZ-CLONE Enterprises, Inc. (“EZ-CLONE”), to extend the date to purchase the remaining 49% of stock of EZ-CLONE in exchange for a 20% extension fee (a total of $171,000 for the 49% or $85,500for each 24.5% shareholder) of the $855,000 cash payable at the earlier of the closing of $2,000,000 in funding or nine months (July 2020). The Company did not close the purchase of the remaining 49% of stock of EZ-CLONE by the extended deadline.

On September 15, 2020, the Company received notice that William Blackburn and Brad Mickelsen (“Plaintiffs”), minority shareholders of EZ-CLONE Enterprises, Inc., a majority owned subsidiary of the Company, filed a complaint against the Company, its CEO and former CFO (“Officers”), in the Superior Court of California, County of Sacramento (“Complaint”) for claims related to breach under the Purchase and Sale Agreement dated October 15, 2018 between the Company and Plaintiffs. On September 15, 2020, the Company filed a notice of removal with the California Superior Court, County of Sacramento and the United States District Court for the Eastern District of California. The case was removed to Federal District Court for the Eastern District of California and Plaintiffs filed an Ex Parte Application for TRO and an Order for Preliminary Injunction with the Federal Court. The TRO was granted on September 16, 2020, and a preliminary injunction hearing was scheduled for September 29, 2020. After reviewing all pleadings and oral arguments at the hearing, the Court issued a ruling granting Plaintiffs’ request for a preliminary injunction. This injunction provides Plaintiffs with operating control of EZ-CLONE and this control assures that Growlife will have little if any involvement in operations and that Growlife will be denied cash distributions for the foreseeable future.

As of December 4, 2020, our officers, both current and former, were dismissed from the case. The Plaintiffs are seeking rescission of the Purchase and Sale Agreement, unspecified damages in excess of ten thousand dollars, and other equitable relief. The Company cannot predict the outcome of these proceedings at this time.

As of September 30, 2021, the Company has recorded a liability of $2,131,000 for acquisition payable of which a $1,105,000 is payable in stock and $1,026,000 is payable in cash.

On April 23, 2021, the Company was notified that it was in default on its notes held by Silverback Capital Corporation which totaled $1,360,216 at September 30, 2021. The reason for the default was the Company’s inability to provide the reserve share requirement as specified in the notes. The penalty for the reserve share default was an increase in the outstanding note balances by 15%, an increase in the conversion discount by 5% to 60%, and a default interest rate on the outstanding note balances of 22%.

As a result of the reserve share default, on May 7, 2021, Silverback demanded immediate payment in full of all of their notes. On May 10, 2021, when Silverback had not been paid in full, Silverback presented another default notice for lack of payment. The penalty for the non-payment default was an increase in the outstanding note balances by another 15%, an additional increase in the conversion discount by 5%, and a default interest rate on the outstanding note balances of 22%. The Company and Silverback are in discussion to resolve these defaults.

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

In the events that Mr. Fasci’s continuous status as employee to the Company is terminated by the Company without Cause or Mr. Fasci terminates his employment with the Company for Good Reason as defined in the Fasci Agreement, or within twelve months after a Change in Control as defined in the Company’s Stock Incentive Plan, then 100% of the total number of Shares shall immediately become vested.

Mr. Fasci is entitled to participate in all group employment benefits that are offered by the Company to the Company’s senior executives and management employees from time to time, subject to the terms and conditions of such benefit plans, including any eligibility requirements.

If the Company terminates Mr. Fasci’s employment at any time prior to the expiration of the Term without Cause, as defined in the Employment Agreement, or if Mr. Fasci terminates his employment at any time for “Good Reason” or due to a “Disability,” Mr. Fasci will be entitled to receive (i) his Base Salary amount for ninety days; and (ii) his Annual Bonus amount for each year during the remainder of the Term.

Operating Leases

The Company is obligated under the following leases for its various facilities.

On May 31, 2021, the Company rented space at 11335 NE 122nd Way, Suite 105, Kirkland, Washington 98034 for $623 per month for the Company’s corporate office and use of space in the Regus network, including California. The Company’s agreement expires May 31, 2022.

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

There were the following material events subsequent to September 30, 2021:

Debt Conversions

On October 8, 2021, Silverback Capital Corporation converted principal and accrued interest of $56,540 into 2,200,000 shares of the Company’s common stock at a per share conversion price of $0.257. The Company recognized a loss on conversion on this transaction in the amount of $29,920.

On October 28, 2021, Silverback Capital Corporation converted principal and accrued interest of $58,250 into 2,500,000 shares of the Company’s common stock at a per share conversion price of $0.233. The Company recognized a loss on conversion on this transaction in the amount of $33,000.

On November 5, 2021, Bucktown Capital converted principal and accrued interest of $200,000 into 8,583,691 shares of the Company’s common stock at a per share conversion price of $0.233. The Company recognized a loss on conversion on this transaction in the amount of $109,013.

Amendment to Articles of Incorporation

On November 5, 2021, the Company held its 2021 Annual Meeting of Stockholders, where stockholders approved an increase in the authorized shares of common stock (“Common Stock”) from 120,000,000 to 750,000,000 shares. As such, the Company filed a Certificate of Amendment of Certificate of Incorporation with the Secretary of State of the State of Delaware  on November 8, 2021. A conformed copy of the Certificate of Amendment of Certificate of Incorporation is filed as an exhibit to this Form 10-Q.

Securities Purchase Agreement, Secured Promissory Notes and Security Agreement with Bucktown

On November 8, 2021, the Company executed the following agreement with Bucktown: (i) Securities Purchase Agreement; (ii) Secured Convertible Promissory Note (“Note”); and (iii) Security Agreement (collectively the “Bucktown Agreements”). The Company entered into the Bucktown Agreements with the intent to acquire working capital to grow the Company’s businesses and to hold our annual shareholder meeting.

The total amount of funding under the Bucktown Agreements is $225,000 as represented in the Note. The total purchase price for this Note is $200,000; the Note carries an aggregate original issue discount of $20,000 and a transaction expense amount of $5,000.

The Company agreed to reserve three times the number of shares based on the redemption value with a minimum of 25,000,000 shares of its common stock for issuance upon conversion of the Note, if that occurs in the future. If not converted sooner, the Note is due on or before November 5, 2022. The Note has an interest rate of eight percent (8%). The Note is convertible, at Bucktown’s option, into the Company’s common stock at $0.10 per share (“Lender Conversion Price”), subject to adjustment as provided for in the Note. However, in the event the Market Capitalization (as defined in the Note) falls below the Minimum Market Capitalization the Lender Conversion Price shall equal the lower of the Lender Conversion Price and the Market Price as of any applicable date of Conversion.

The Company’s obligation to pay the Note, or any portion thereof, is secured by all of the Company’s assets as described in Schedule A to the Security Agreement. Copies of the Bucktown Agreements were attached on our Form 8-K filing filed November 12, 2021.

Expiration of Employment Agreements

The Employment Agreements for Mr. Hegyi and Mr. Barnes expired October 15, 2021 and they are employed without a contract.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three months ending September 30, 2021, GrowLife is reporting a 43% decline in EZ-CLONE sales in third quarter sales of $1,232,000 from second quarter of $2,170,000. Cost of goods increased from 41% to 66% for the same period. Gross margins were reduced to 34% down from second quarters of 59%. General and administrative expenses decreased by 14% to $925,000 and resulted with a $508,000 loss in the third quarter.

GrowLife expenses from financing in other expenses includes changes in derivative, interest expenses and debt conversions had a great improvement with a decline from last quarter as they were reduced from a $899,000 loss to $131,000 loss.

GrowLife spent much of 2021 extensively seeking new business expansion opportunities for the Company while continuing to explore a way to resolve and settle the EZ-CLONE litigation matter with their cooperation. In October we announced our agreement with My Fungi and mushroom strategy. Moving into the mushroom cultivation equipment space is a natural progression for GrowLife and working with My Fungi is the perfect illustration of how we are leveraging our long history of cultivation expertise to bring innovative and high-demand products to emerging markets. We believe our shareholders may benefit by GrowLife moving forward and capitalizing on the many opportunities available to the Company.

Employees

As of September 30, 2021, we had 4 full-time and part-time employees. Marco Hegyi, our Chief Executive Officer, is based in Kirkland, Washington. Michael E. Fasci was appointed Chief Financial Officer on January 1, 2021. In addition, we employ 13 full-time and part-time employees at EZ-CLONE in Sacramento, CA. None of our employees are subject to a collective bargaining agreement or represented by a trade or labor union.

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

On September 15, 2020, we received notice that William Blackburn and Brad Mickelsen (“Plaintiffs”), minority shareholders of EZ-CLONE Enterprises, Inc., a majority owned subsidiary of the Company, filed a complaint against the Company, its CEO and former CFO (“Officers”), in the Superior Court of California, County of Sacramento (“Complaint”) for claims related to breach under the Purchase and Sale Agreement dated October 15, 2018 between the Company and Plaintiffs. On September 15, 2020, we filed a notice of removal with the California Superior Court, County of Sacramento and the United States District Court for the Eastern District of California. The case was removed to Federal District Court for the Eastern District of California and Plaintiffs filed an Ex Parte Application for TRO and an Order for Preliminary Injunction with the Federal Court. The TRO was granted on September 16, 2020, and a preliminary injunction hearing was scheduled for September 29, 2020. After reviewing all pleadings and oral arguments at the hearing, the Court issued a ruling granting Plaintiffs’ request for a preliminary injunction. This injunction provides Plaintiffs with operating control of EZ-CLONE and this control assures that Growlife will have little if any involvement in operations and that Growlife will be denied cash distributions for the foreseeable future.

As of December 4, 2020, our officers, both current and former, were dismissed from the case. The Plaintiffs are seeking rescission of the Purchase and Sale Agreement, unspecified damages in excess of ten thousand dollars, and other equitable relief. The Company cannot predict the outcome of these proceedings at this time.

On April 23, 2021, we were notified that the Company was in default on its notes held by Silverback Capital Corporation which totaled $1,360,216 at September 30, 2021. The reason for the default was the Company’s inability to provide the reserve share requirement as specified in the notes. The penalty for the reserve share default was an increase in the outstanding note balances by 15%, an increase in the conversion discount by 5% to 60%, and a default interest rate on the outstanding note balances of 22%.

As a result of the reserve share default, on May 7, 2021, Silverback demanded immediate payment in full of all of their notes. On May 10, 2021, when Silverback had not been paid in full, Silverback presented another default notice for lack of payment. The penalty for the non-payment default was an increase in the outstanding note balances by another 15%, an additional increase in the conversion discount by 5%, and a default interest rate on the outstanding note balances of 22%. The Company and Silverback are in discussion to resolve these defaults. During the quarter ended September 30, 2021, the Company accrued no additional interest and penalties in connection with this dispute. Subsequent to September 30, 2021, Silverback converted notes and accrued interest totaling $114,790 into 4,700,000 shares of common stock.

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

THREE MONTHS ENDED SEPTEMBER 30, 2021, AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2020

(dollars in thousands)

	Three Months Ended September 30,
	2021	2020	$ Variance	% Variance
Net revenue	$1,232	$1,416	$(184)	-13.0%
Cost of goods sold	816	919	103	11.2%
Gross profit	416	497	(81)	-16.3%
General and administrative expenses	925	1,249	324	25.9%
Operating (loss)	(509)	(752)	243	32.3%
Other income (expense):
Change in fair value of derivative	26	130	(104)	-80.0%
Interest expense, net	(436)	(325)	(111)	-34.2%
(Loss) on debt conversions	(291)	(144)	(147)	-102.1%
Gain on extinguishment of warrants	571	-	571	100.0%
Total other expense, net	(130)	(339)	(362)	-106.8%
Loss before income taxes	(639)	(1,091)	(119)	-10.9%
Income taxes - current benefit	29	29	-	0.0%
Net loss	$(610)	$(1,062)	$(119)	-11.2%

Net revenue for the three months ended September 30, 2021, decreased by $184,000 to $1,232,000 from $1,416,000 for the three months ended September 30, 2020. The decrease resulted from both lower EZ-CLONE revenue, and by minimal hydroponic sales from the decision during 2020 to exit the hydroponics business and the elimination of the hydroponics sales personnel and the impact of the pandemic on the hydroponics segment during the year ended December 31, 2020. The hydroponics revenue for the three months ended September 30, 2021, was $35,000 as compared to $211,000 for the three months ended September 30, 2020. The EZ-CLONE revenue from its line of products for the three months ended September 30, 2021, was $1,197,000 as compared to $1,205,00 for the three months ended September 30, 2020. The decreased performance of EZ-CLONE revenue is a result EZ-CLONE's lower backlog and decreasing in sales revenue.

Cost of Goods Sold

Cost of sales for the three months ended September 30, 2021, decreased by $103,000 to $816,000 from $919,000 for the three months ended September 30, 2020. The decrease resulted from minimal sales in the lower margin hydroponics segment, and by decreased EZ-CLONE sales, as discussed above.

Gross profit was $416,000 for the three months ended September 30, 2021, as compared to a gross profit of $497,000 for the three months ended September 30, 2020. The gross profit percentage was 33.8% for the three months ended September 30, 2021, as compared to 35.1% for the three months ended September 30, 2020. The decrease was due to minimal sales in the lower margin hydroponics segment and from decreased EZ-CLONE sales.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2021, were $925,000 as compared to $1,249,000 for the three months ended September 30, 2020. The reductions was related to reduced salaries, marketing and legal expenses.

Non-cash general and administrative expenses for the three months ended September 30, 2021, of $176,000 included (i) depreciation of $3,000; (ii) amortization of intangible assets of $168,000; and (iii) stock-based compensation of $5,000 related to stock option grants and warrants.

Non-cash general and administrative expenses for the three months ended September 30, 2020, included non-cash expenses of $214,000 including (i) depreciation of $9,000; (ii) amortization of intangible assets of $168,000; (iii) stock-based compensation of $37,000 related to stock option grants and warrants.

Other Expense

Other expense for the three months ended September 30, 2021, was $130,000 as compared to $339,000 for the three months ended September 30, 2020. The other expense for the three months ended September 30, 2021, included (i) a decrease in derivative liability of $26,000 (ii) interest expense of $436,000; (iii) loss on debt conversions of $291,000 and (iv) gain on extinguishment of warrants of $571,000. The change in derivative liability is the non-cash change in the fair value and relates to our derivative instruments. The increase in non-cash interest related to accrued interest expense on our notes payable. The loss on debt conversions related debt conversion of our notes payable at prices below the market price. The gain on extinguishment of warrants related to a gain on the warrant settlement.

Other expense for the three months ended September 30, 2020, was $339,000 as compared to other expense of $462,000 for the three months ended September 30, 2019. The other expense for the three months ended September 30, 2020, included (i) reduction in derivative liability of $130,000; offset by (ii) interest expense of $325,000; and (iii) loss on debt conversions of $144,000. The change in derivative liability is the non-cash change in the fair value and relates to our derivative instruments. The non-cash interest related to accrued interest expense and amortization of issuance costs on our notes payable. The loss on debt conversions related to the conversion of our notes payable at prices below the market price.

Net Loss

Net loss for the three months ended September 30, 2021, was $610,000 as compared to $1,062,000 for the three months ended September 30, 2020, for the reasons discussed above.

Net loss for the three months ended September 30, 2021 included non-cash expenses of $33,000 including (i) depreciation of $3,000; (ii) amortization of intangible assets of $168,000; (iii) stock based compensation of $5,000 related to stock option grants and warrants; offset by (iv) accrued interest and amortization of issuance costs on convertible notes payable and losses on conversions of $117,000 and (v) change in derivative liability of $26,000.

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

NINE MONTHS ENDED SEPTEMBER 30, 2021, AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2020

(dollars in thousands)

	Nine Months Ended September 30,
	2021	2020	$ Variance	% Variance
Net revenue	$5,075	$4,928	$147	3.0%
Cost of goods sold	2,684	3,050	366	12.0%
Gross profit	2,391	1,878	513	27.3%
General and administrative expenses	3,074	3,741	667	-17.8%
Operating profit (loss)	(683)	(1,863)	1,180	63.3%
Other income (expense):
Change in fair value of derivative	(400)	(28)	(372)	-1328.6%
Interest expense, net	(1,666)	(767)	(899)	-117.2%
Loss on debt conversions	(2,370)	(435)	(1,935)	-444.8%
Gain on extinguishment of debt	1,045	39	1,006	2579.5%
Total other expense, net	(3,391)	(1,191)	(2,200)	-184.7%
Loss before income taxes	(4,074)	(3,054)	(1,020)	-33.4%
Income taxes - current (provision) benefit	(322)	88	(410)	-465.9%
Net loss	$(4,396)	$(2,966)	$(1,430)	-48.2%

Net revenue for the nine months ended September 30, 2021, increased by $147,000 to $5,075,000 from $4,928,000 for the nine months ended September 30, 2020. The increase resulted from higher EZ-CLONE revenue, offset by minimal hydroponic sales from the decision during 2020 to exit the hydroponics business and the elimination of the hydroponics sales personnel and the impact of the pandemic on the hydroponics segment during the year ended December 31, 2020. The hydroponics revenue for the nine months ended September 30, 2021, was $35,000 as compared to $1,539,000 for the nine months ended September 30, 2020. The EZ-CLONE revenue from its line of products for the nine months ended September 30, 2021, was $5,040,000 as compared to $3,388,000 for the nine months ended September 30, 2020. The increased performance of EZ-CLONE revenue is a direct result of the EZ-CLONE's primary sales dependency on major distribution partners.

Cost of Goods Sold

Cost of sales for the nine months ended September 30, 2021, decreased by $366,000 to $2,684,000 from $3,050,000 for the nine months ended September 30, 2020. The decrease resulted from minimal sales in the lower margin hydroponics segment, offset by increased EZ-CLONE sales, as discussed above.

Gross profit was $2,391,000 for the nine months ended September 30, 2021, as compared to a gross profit of $1,878,000 for the nine months ended September 30, 2020. The gross profit percentage was 47.1% for the nine months ended September 30, 2021, as compared to 38.1% for the nine months ended September 30, 2020. The increase was due to minimal sales in the lower margin hydroponics segment, offset by increased EZ-CLONE sales. The gross profit in the quarter ended September 30, 2021, related entirely to EZ-CLONE. EZ-CLONE reported a gross profit percentage of 46.8% during the nine months ended September 30, 2020. The increase related to product mix with no sales of the commercial pro product line and a price increase that was implemented in 2020.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2021, were $3,074,000 as compared to $3,741,000 for the nine months ended September 30, 2020. The variances were as follows: (i) a decrease in salaries, marketing, audit legal and other expenses.

Non-cash general and administrative expenses for the nine months ended September 30, 2021, of $541,000 included (i) depreciation of $22,000; (ii) amortization of intangible assets of $504,000; (iii) stock-based compensation of $15,000 related to stock option grants and warrants.

Non-cash general and administrative expenses for the nine months ended September 30, 2020, included non-cash expenses of $656,000 including (i) depreciation of $28,000; (ii) amortization of intangible assets of $504,000; (iii) stock-based compensation of $112,000 related to stock option grants and warrants; and (iv) common stock issued for services of $12,000.

Other Expense

Other expense for the nine months ended September 30, 2021, was $3,391,000 as compared to $1,191,000 for the nine months ended September 30, 2020. The other expense for the nine months ended September 30, 2021, included (i) an increase in derivative liability of $400,000 (ii) interest expense of $1,666,000; (iii) loss on debt conversions of $2,370,000 and (iv) gain on extinguishment of warrants of $1,045,000. The change in derivative liability is the non-cash change in the fair value and relates to our derivative instruments. The change in derivative liability is the non-cash change in the fair value and relates to our derivative instruments. The increase in non-cash interest related to accrued interest expense on our notes payable. The loss on debt conversions related debt conversion of our notes payable at prices below the market price. The gain on extinguishment of warrants related to a gain on the warrant settlement.

The other expense for the nine months ended September 30, 2020, included (i) loss from the increase in derivative liability of $28,000; (ii) interest expense of $767,000; and (iii) loss on debt conversions of $435,000; and (iv) offset by gain on extinguishment of $39,000. The change in derivative liability is the non-cash change in the fair value and relates to our derivative instruments. The non-cash interest related to accrued interest expense on our notes payable. The loss on debt conversions related to the conversion of our notes payable at prices below the market price.

Net Loss

Net loss for the nine months ended September 30, 2021, was $4,396,000 as compared to $2,966,000 for the nine months ended September 30, 2020, for the reasons discussed above.

Net loss for the nine months ended September 30, 2021 included non-cash expenses of $3,829,000 including (i) depreciation of $21,000; (ii) amortization of intangible assets of $504,000; (iii) stock based compensation of $15,000 related to stock option grants and warrants; (iv) accrued interest and amortization of issuance costs on convertible notes payable and losses on conversions of $2,888,000 and (v) change in derivative liability of $400,000.

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

The accompanying financial statements have been prepared assuming that we will continue as a going concern. However, since inception, we have sustained significant operating losses and such losses are expected to continue for the foreseeable future. As of September 30, 2021, we had an accumulated deficit of $159.2 million, cash and cash equivalents of $1.2 million and a working capital deficit of $5,164,000 excluding derivative liability, convertible debt, right of use liability and deferred revenue). Net cash used in operating activities was $(239,000), ($1,951,000) and ($2,910,000) for the nine months ended September 30, 2021 and the years ended December 31, 2020, and 2019, respectively.

The Company believes that its cash on hand will be sufficient to fund our operations for at least the next 12 months. The majority of the Company’s cash is currently held at EZ-CLONE and as a result of the ongoing litigation with EZ-CLONE Founder’s, such cash is not accessible for general corporate use.

To fund further GrowLife operations, we will need to raise additional capital. We may obtain additional financing in the future through the issuance of its common stock, or through other equity or debt financings. Our ability to continue as a going concern or meet the minimum liquidity requirements in the future is dependent on its ability to raise significant additional capital, of which there can be no assurance. If the necessary financing is not obtained or achieved, we will likely be required to reduce its planned expenditures, which could have an adverse impact on the results of operations, financial condition and our ability to achieve its strategic objective. There can be no assurance that financing will be available on acceptable terms, or at all. The financial statements contain no adjustments for the outcome of these uncertainties. These factors raise substantial doubt about our ability to continue as a going concern and have a material adverse effect on our future financial results, financial position and cash flows.

February 26, 2021, Bucktown Financing

On February 26, 2021, the Company executed the following agreements with Bucktown: (i) Securities Purchase Agreement; (ii) Secured Convertible Promissory Note; and (iii) Security Agreement (collectively the “Bucktown Agreements”). The Company entered into the Bucktown Agreements with the intent to acquire working capital to grow the Company’s businesses and to repay all outstanding obligations owed to: (i) Labrys Fund, L.P. in the amount of $615,333; and (ii) PowerUp Lending Group Ltd in the amount of $128,858.

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

August 25, 2021 Bucktown Financing

On August 25, 2021, the Company executed the following agreement with Bucktown: (i) Securities Purchase Agreement; (ii) Secured Convertible Promissory Note (“Note”); and (iii) Security Agreement (collectively the “Bucktown Agreements”). The Company entered into the Bucktown Agreements with the intent to acquire working capital to grow the Company’s businesses and to hold our annual shareholder meeting.

The total amount of funding under the Bucktown Agreements is $335,000 as represented in the Note. The total purchase price for this Note is $300,000; the Note carries an aggregate original issue discount of $30,000 and a transaction expense amount of $5,000.

The Company agreed to reserve three times the number of shares based on the redemption value with a minimum of 100,000,000 shares of its common stock for issuance upon conversion of the Note, if that occurs in the future. If not converted sooner, the Note is due on or before August 25, 2022. The Note has an interest rate of eight percent (8%). The Note is convertible, at Bucktown’s option, into the Company’s common stock at $0.10 per share (“Lender Conversion Price”), subject to adjustment as provided for in the Note. However, in the event the Market Capitalization (as defined in the Note) falls below the Minimum Market Capitalization the Lender Conversion Price shall equal the lower of the Lender Conversion Price and the Market Price as of any applicable date of Conversion.

The Company’s obligation to pay the Note, or any portion thereof, is secured by all of the Company’s assets

Paycheck Protection Program Loan

On February 7, 2021, the Company received $337,055 under the Paycheck Protection Program of the U.S. Small Business Administration’s (SBA) 7(a) Loan Program pursuant to the Coronavirus, Aid, Relief and Economic Security Act (CARES Act), Pub. Law 116-136, 134 Stat. 281 (2020). During the three months ended September 30, 2021, the Company recorded interest expense of $866 at 1%. The Company is utilizing the funds in accordance with the legal requirements and expects this loan to be forgiven during 2021.

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2021, was $239,000. This amount was primarily related to a (i) net loss of $4,396,000; and (ii) a net working capital decrease of $328,000, offset by (iii) $2,160,000 including (i) depreciation of $21,000; (ii) amortization of intangible assets of $504,000; (iii) stock based compensation of $15,000 related to stock option grants and warrants; (iv) accrued interest and amortization of issuance costs on convertible notes payable and losses on conversions of $2,888,000 and (v) change in derivative liability of $400,000.

Financing Activities

Net cash provided by financing activities for the three months ended September 30, 2021, was $870,000. The amount related to proceeds from note payable of $2,085,000, offset by repayment of convertible notes payable of $1,215,000.

Our contractual cash obligations as of September 30, 2021, are summarized in the table below:

		Less Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	4-5 Years	Beyond
Operating lease cash payments	$478,485	$221,283	$257,202	$-	$-
Convertible notes payable and accrued interest	2,679,626	2,679,626	-	-	-
Notes payable	1,228,234	940,633	24,000	24,000	239,601
Acquisition of 49% of EZ-CLONE Enterprises, Inc.	1,026,000	1,026,000	-	-	-
	$5,412,346	$4,867,542	$281,202	$24,000	$239,601

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

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on this evaluation, our principal executive and principal financial officers concluded as of September 30, 2021, that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

Identified Material Weaknesses

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, which results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting:

Audit Committee:

The current Audit Committee has one independent director, and the audit committee Chairman is an interim Named Executive Officer. We expect to expand this committee during 2022.

b) Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2021, there were no changes in our internal controls over financial reporting during this fiscal quarter, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting. The Company is not required by current SEC rules to include and does not include an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

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

On September 15, 2020, the Company received notice that William Blackburn and Brad Mickelsen (“Plaintiffs”), minority shareholders of EZ-CLONE Enterprises, Inc., a majority owned subsidiary of the Company, filed a complaint against the Company, its CEO and former CFO (“Officers”), in the Superior Court of California, County of Sacramento (“Complaint”) for claims related to breach under the Purchase and Sale Agreement dated October 15, 2018 between the Company and Plaintiffs. On September 15, 2020, the Company filed a notice of removal with the California Superior Court, County of Sacramento and the United States District Court for the Eastern District of California. The case was removed to Federal District Court for the Eastern District of California and Plaintiffs filed an Ex Parte Application for TRO and an Order for Preliminary Injunction with the Federal Court. The TRO was granted on September 16, 2020, and a preliminary injunction hearing was scheduled for September 29, 2020. After reviewing all pleadings and oral arguments at the hearing, the Court issued a ruling granting Plaintiffs’ request for a preliminary injunction. This injunction provides Plaintiffs with operating control of EZ-CLONE and this control assures that Growlife will have little if any involvement in operations and that Growlife will be denied cash distributions for the foreseeable future.

As of December 4, 2020, our officers, both current and former, were dismissed from the case. The Plaintiffs are seeking rescission of the Purchase and Sale Agreement, unspecified damages in excess of ten thousand dollars, and other equitable relief. The Company cannot predict the outcome of these proceedings at this time.

As of September 30, 2021, the Company has recorded a liability of $2,131,000 for acquisition payable of which a $1,105,000 is payable in stock and $1,026,000 is payable in cash.

On April 23, 2021, we were notified that the Company was in default on its notes held by Silverback Capital Corporation (which totaled $1,360,286 at September 30, 2021. The reason for the default was the Company’s inability to provide the reserve share requirement as specified in the notes. The penalty for the reserve share default was an increase in the outstanding note balances by 15%, an increase in the conversion discount by 5% to 60%, and a default interest rate on the outstanding note balances of 22%.

As a result of the reserve share default, on May 7, 2021, Silverback demanded immediate payment in full of all of their notes. On May 10, 2021, when Silverback had not been paid in full, Silverback presented another default notice for lack of payment. The penalty for the non-payment default was an increase in the outstanding note balances by another 15%, an additional increase in the conversion discount by 5%, and a default interest rate on the outstanding note balances of 22%. The Company and Silverback are in discussion to resolve these defaults. During the quarter ended September 30, 2021, the Company accrued no additional interest and penalties in connection with this dispute.

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

COVID-19 coronavirus was declared a pandemic by the World Health Organization, and on March 13, 2020, was declared a National Emergency by the United States Government and has resulted in several states being designated disaster zones. On February 24, 2021, President Biden issued a letter on the continuation of the National Emergency. COVID-19 coronavirus caused significant volatility in global markets. The spread of COVID-19 coronavirus has caused public health officials to recommend precautions to mitigate the spread of the virus, especially as to travel and congregating in large numbers. In addition, certain states and municipalities have implemented quarantining and “shelter-in-place” regulations which severely limited the ability of people to move and travel and require non-essential businesses and organizations to close. While some states have lifted their “shelter-in-place” restrictions and travel bans, there is no certainty that an outbreak will not occur, and additional restrictions may be imposed again in response. As vaccinations become readily available, we cannot predict what restrictions may be imposed in the event of a vaccine mandate for travel to and from particular destinations.

It is unclear how such restrictions, which will contribute to a general slowdown in the global economy, will affect our business, results of operations, financial condition and our future strategic plans.

Further shelter-in-place and essential-only travel regulations could negatively impact our customers. In addition, while our products are manufactured in the United States, we still could experience significant supply chain disruptions due to interruptions in operations at any or all our suppliers’ facilities or downline suppliers. If we experience significant delays in receiving our products, we will experience delays in fulfilling orders and ultimately receiving payment, which could result in loss of sales and a loss of customers, and adversely impact our financial condition and results of operations. The current status of COVID-19 coronavirus closures and restrictions could also negatively impact our ability to receive funding from our existing capital sources as each business is and has been affected uniquely.

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

On September 15, 2020, we received notice that William Blackburn and Brad Mickelsen (“Plaintiffs”), minority shareholders of EZ-CLONE Enterprises, Inc., a majority owned subsidiary of the Company, filed a complaint against the Company, its CEO and former CFO (“Officers”), in the Superior Court of California, County of Sacramento (“Complaint”) for claims related to breach under the Purchase and Sale Agreement dated October 15, 2018 between the Company and Plaintiffs. On September 15, 2020, we filed a notice of removal with the California Superior Court, County of Sacramento and the United States District Court for the Eastern District of California. The case was removed to Federal District Court for the Eastern District of California and Plaintiffs filed an Ex Parte Application for TRO and an Order for Preliminary Injunction with the Federal Court. The TRO was granted on September 16, 2020, and a preliminary injunction hearing was scheduled for September 29, 2020. After reviewing all pleadings and oral arguments at the hearing, the Court issued a ruling granting Plaintiffs’ request for a preliminary injunction. This injunction provides Plaintiffs with operating control of EZ-CLONE, and this control assures that Growlife will have little if any involvement in operations and that Growlife will be denied cash distributions for the foreseeable future.

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

As of September 30, 2021, the Company has recorded a liability of $2,131,000 for acquisition payable of which a $1,105,000 is payable in stock and $1,026,000 is payable in cash.

Our acquisition of EZ-CLONE thus far has been positive for our overall results of operations. Additionally, we have spent a significant amount of time and effort modifying our business plans and focuses on the clone industry. If we fail to close on the remaining 49% of EZ-CLONE or settle the above legal action, we may experience direct consequences including, but not limited to, claims for breach of contract for failure to close on a contractual obligation, possible rescission of the EZ-CLONE acquisition, damages, and other equitable relief.

We have had substantial customer concentration at EZ-CLONE, with a limited number of customers accounting for a substantial portion of our sales and accounts receivable.

EZ-CLONE had one customer that was more than 48.1% of our sales for the nine months ended September 30, 2021, and 0% of our accounts receivable as of September 30, 2021, and 45.7% of our sales for the year ended December 31, 2020, and 87.7% of our accounts receivable as of December 31, 2020. There are inherent risks whenever a large percentage of total sales and accounts receivable are concentrated with a limited number of customers. It is not possible for us to predict the future level of demand for our services and products that will be generated by this customer or the future demand for the products and services of this customer in the end-user marketplace. In addition, sales from larger customers may fluctuate from time to time based on the commencement and completion of projects, the timing of which may be affected by market conditions or other factors, some of which may be outside of our control. Further, some of our contracts with larger customers permit them to terminate our services at any time (subject to notice and certain other provisions). If any of our major customers experience declining or delayed sales due to market, economic or competitive conditions, we could be pressured to reduce the prices we charge for our services or we could lose the customer. Any such development could have an adverse effect on our margins and financial position and would negatively affect our sales and results of operations and/or trading price of our common stock. There can be no assurance that our sales will not continue to be sufficiently concentrated among a limited number of customers.

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

On September 1, 2020, Iliad sold $500,000 of their August 7, 2018, note with GrowLife to Silverback Capital Corporation (“Silverback”). On October 13, 2020, Iliad sold $243,854 of their October 15, 2018, note with GrowLife to Silverback. On November 18, 2020, Iliad sold $250,000 of their August 7, 2018, note with GrowLife to Silverback. On January 7, 2021, Iliad sold $500,000 of their 8/7/18 note with Growlife to Silverback. On February 2, 2021, Odyssey sold $610,659 of its January 30, 2020, note with GrowLife to Silverback. On February 2, 2021, Iliad sold $72,250 of its August 7, 2018, note with GrowLife to Silverback. On February 12, 2021, Odyssey sold $454,996 of its July 22, 2019, note with GrowLife to Silverback. Silverback is stepping into the same terms and conditions in the original notes.

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

We are currently in default of its obligations to certain creditors

On April 23, 2021, we were notified that the Company was in default on its notes held by Silverback Capital Corporation which totaled $1,360,286 at September 30, 2021. The reason for the default was the Company’s inability to provide the reserve share requirement as specified in the notes. The penalty for the reserve share default was an increase in the outstanding note balances by 15%, an increase in the conversion discount by 5% to 60%, and a default interest rate on the outstanding note balances of 22%.

As a result of the reserve share default, on May 7, 2021, Silverback demanded immediate payment in full of all of their notes. On May 10, 2021, when Silverback had not been paid in full, Silverback presented another default notice for lack of payment. The penalty for the non-payment default was an increase in the outstanding note balances by another 15%, an additional increase in the conversion discount by 5%, and a default interest rate on the outstanding note balances of 22%. The Company and Silverback are in discussion to resolve these defaults. During the quarter ended September 30, 2021, the Company accrued no additional interest and penalties in connection with this dispute.

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

We are liable to various creditors, including in the aggregate amount of approximately $10.2 million. At September 30, 2021, we had an aggregate of $9.5 million of current liabilities and $0.7 million in long term liabilities. This is compared to current assets of $2.8 million as of September 30, 2021. No assurance can be given that we will be able to pay such creditors in full or that claims will not be asserted in addition to the amounts which we believe are liable for at this time.

Our common stock.

As of March 4, 2019, we began to trade on the OTC Pink Sheet stocks system because our bid price had closed below $0.01 for more than 30 consecutive calendar days. As of March 17, 2020, we commenced trading on the OTCQB Market ("OTCQB") after successfully up-listing from the OTC Pink Market.

We have been involved in Legal Proceedings.

We have been involved in certain disputes and legal proceedings as discussed in the section title “Legal Proceedings.” Defending such litigation may be lengthy and costly, strain our resources and divert management’s attention from their core responsibilities, which would have a negative impact on our business. In addition, as a public company, we are also potentially susceptible to litigation, such as claims asserting violations of securities laws. Any such claims, with or without merit, if not resolved, could be time-consuming and result in costly litigation. There can be no assurance that an adverse result in any future proceeding would not have a potentially material adverse on our business, results of operations or financial condition.

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

Our history of net losses has raised substantial doubt about our ability to continue as a going concern, and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the years ended December 31, 2020, and 2019 with respect to this uncertainty. Accordingly, our ability to continue as a going concern will require us to seek alternative financing to fund our operations. This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. Future audit reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern.

We have a history of operating losses and there can be no assurance that we can again achieve or maintain profitability.

We have experienced net losses since inception. As of September 30, 2021, we had an accumulated deficit of $159.2 million. There can be no assurance that we will achieve or maintain profitability.

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

Our industry is highly competitive, and we have less capital and resources than many of our competitors, which may give them an advantage in developing and marketing products similar to ours or make our products obsolete.

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

Transfers of our common stock may be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as "blue sky" laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities held by many of our stockholders have not been registered for resale under the blue-sky laws of any state, the holders of such shares and persons who desire to purchase them should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions may prohibit the secondary trading of our common stock. Investors should consider the secondary market for our securities to be a limited one.

We are dependent on key personnel.

Our success depends to a significant degree upon the continued contributions of key management and other personnel, some of whom could be difficult to replace. The Employment Agreements for Mr. Hegyi and Mr. Barnes expired October 15, 2021 and they are employed without a contract. We do not maintain key man life insurance covering our officers. Our success will depend on the performance of our officers and key management and other personnel, our ability to retain and motivate our officers, our ability to integrate new officers and key management and other personnel into our operations, and the ability of all personnel to work together effectively as a team. Our failure to retain and recruit officers and other key personnel could have a material adverse effect on our business, financial condition and results of operations.

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

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of September 30, 2021, there are also (i) stock option grants outstanding for the purchase of 740,000 common shares at a $0.576 average exercise price; and (ii) warrants for the purchase of 2,094,094 shares of common shares at a $2.655 average exercise price. We have an unknown number of common shares to be issued under the Chicago Venture, Iliad and St. George financing and Silverback agreements and warrants because the number of shares ultimately issued to the holder depends on the price at which the holder converts its debt to shares and exercises its warrants. These debt and warrant agreements include price protection features for the holders and can result in significant dilution to the Company. The lower the conversion or exercise prices, the more shares that will be issued to the holder upon the conversion of debt to shares. We will not know the exact number of shares of stock issued to the holder until the debt is actually converted to equity.

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

Our Convertible Notes Payable may require an adjustment in the current conversion price of $0.0255 per share as calculated pursuant to terms of the notes if we issue common stock, warrants or equity below the price that is reflected in the convertible notes payable. Our warrant with St. George may require an adjustment in the exercise price. As discussed above, on April 5, 2021, we entered into a joint warrant settlement agreement with St. George and Iliad to resolve a dispute regarding prior financings wherein St. George and Iliad agreed once they have exercised the warrants for an aggregate 14.25 million shares of stock valued at approximately $2.4 million dollars, the balance of the warrant would be cancelled so long as the Company has increased its authorized common stock. The Company recorded a loss on debt conversion of $2.4 million in the period ended December 31, 2020. The conversion price of the convertible notes and warrants will have an impact on the market price of our common stock. Specifically, if under the terms of the convertible notes the conversion price goes down, then the market price, and ultimately the trading price, of our common stock will go down. If under the terms of the convertible notes the conversion price goes up, then the market price, and ultimately the trading price, of our common stock will likely go up. In other words, as the conversion price goes down, so does the market price of our stock. As the conversion price goes up, so presumably does the market price of our stock. The more the conversion price goes down, the more shares are issued upon conversion of the debt which ultimately means the more stock that might flood into the market, potentially causing a further depression of our stock.

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

During the three months ended September 30, 2021, we had the following sales of unregistered sales of equity securities:

Debt and accrued interest of $251,000 was converted into 8,400,000 shares of our common stock at a per share conversion price of $0.03. Debt conversions resulted in a loss of $291,364.

We issued 4,500,000 shares for settlement of a liability to Iliad/St. George at $0.175 per share. The liability as decreased by $193,940. During the three months ended September 30, 2021, we recognized a gain on settlement of $571,060 when the fair value of the common shares issued were based on the stock price on the date of settlement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On April 23, 2021, we were notified that the Company was in default on its notes held by Silverback Capital Corporation (“Silverback”) which totaled $1,360,286 at September 30, 2021. The reason for the default was our inability to provide the reserve share requirement as specified in the notes. The penalty for the reserve share default was an increase in the outstanding note balances by 15%, an increase in the conversion discount by 5% to 60%, and a default interest rate on the outstanding note balances of 22%.

As a result of the reserve share default, on May 7, 2021, Silverback demanded immediate payment in full of all of their notes. On May 10, 2021, when Silverback had not been paid in full, Silverback presented another default notice for lack of payment. The penalty for the non-payment default was an increase in the outstanding note balances by another 15%, an additional increase in the conversion discount by 5%, and a default interest rate on the outstanding note balances of 22%. The Company and Silverback are in discussion to resolve these defaults. During the quarter ended September 30, 2021, the Company accrued no additional interest and penalties in connection with this dispute.

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

3.3

Certificate of Amendment of Certificate of Incorporation of GrowLife, Inc. dated October 23, 2017, to increase the authorized shares of Common Stock from 3,000,000,000 to 6,000,000,000 shares. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on October 24, 2017, and hereby incorporated by reference.

3.4	Amendment to Articles of Incorporation dated November 20, 2019. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on November 26, 2019, and hereby incorporated by reference.

3.5

Certificate of Amendment of Certificate of Incorporation of GrowLife, Inc. dated November 8, 2021, to increase the authorized shares of Common Stock from 120,000,000 to 750,000,000 shares. Filed herewith.

4.1

GrowLife, Inc. Second Amended and Restated 2017 Stock Incentive Plan filed as an Annex 1 to the Company’s Definitive Revised Schedule 14A filed with the SEC on September 24, 2021, and hereby incorporated by

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

10.5

Purchase and Sale agreement dated October 10, 2018, by and between GrowLife, Inc. and EZ-CLONE Enterprises LLC. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on October 18, 2018, and hereby incorporated by reference.

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

10.9

Termination of Existing Agreements and Release Agreement accepted February 15, 2019, entered into by and between GrowLife, Inc. and CANX USA LLC. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on February 20, 2019, and hereby incorporated by reference.

10.10

Compilation of Securities Purchase Agreement, Secured Promissory Notes, and Security Agreement by and between GrowLife, Inc. and Odyssey Research and Trading, LLC. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on July 30, 2019, and hereby incorporated by reference.

41

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

10.21

Compilation of Bucktown Capital, LLC  Securities Purchase Agreement, and Other Agreements. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on March 5, 2021, and hereby incorporated by reference.

10.22

Compilation of Bucktown Capital, LLC  Securities Purchase Agreement, and Other Agreements. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on November 12, 2021, and hereby incorporated by reference.

14.1	Code of Conduct and Ethics dated May 15, 2014. Attached as an exhibit to the Company’s Form 8-K filed and with the SEC on June 9, 2014, and hereby incorporated by reference.

31.01*	Certification of Principal Executive Officer Pursuant to Rule 13a-14

31.02*	Certification of Principal Financial Officer Pursuant to Rule 13a-14

32.01*	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

32.02*	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed Herewith.

SIGNATURES

In accordance with Section 13 or 15(d) requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GROWLIFE, INC. (Registrant)

Date: November 22, 2021	By:	/s/ Marco Hegyi
Marco Hegyi
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 22, 2021	By:	/s/ Michael E. Fasci Sr.
Michael E. Fasci Sr.
Chief Financial Officer
(Principal Financial and Accounting Officer)

43