Form 10-K
period 2021-12-31
GROWLIFE, INC.
filed 2022-05-16
CIK 1161582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 2021

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

As of June 30, 2021 (the last business day of our most recently completed second fiscal quarter), based upon the last reported trade on that date, the aggregate market value of the voting and non-voting common equity held by non-affiliates (for this purpose, all outstanding and issued common stock minus stock held by the officers, directors and known holders of 10% or more of the Company’s common stock) was $7,176,550.

As of May 10, 2022, there were 145,517,397 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion, in addition to the other information contained in this report, should be considered carefully in evaluating us and our prospects. This report (including without limitation the following factors that may affect operating results) contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act") regarding us and our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as revenue projections, projected profitability, growth strategies, development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.

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

2

PART I

ITEM 1. DESCRIPTION OF BUSINESS

THE COMPANY AND OUR BUSINESS

GrowLife, Inc. (“GrowLife” or the “Company”) is incorporated under the laws of the State of Delaware and is headquartered in Kirkland, Washington. We were founded in 2012 with the Closing of the Agreement and Plan of Merger with SGT Merger Corporation.

The Company’s total revenue declined 11%. Our revenue reduction of approximately $0.8 million was the result of a major decline of the hydroponics business during 2021. On the positive side, annual sales of our EZ-CLONE subsidiary rose 14% during the year and gross margin increased from 42.6% to 46.3% year to over year and operating expenses were reduced 10% to $4.4 million.

Also previously reported, we did not close the purchase of the remaining 49% of stock of EZ-CLONE that was due on July 15, 2020 and the founders of EZ-CLONE entered into litigation against the Company.

The GrowLife executive team has focused on exploring new business alternatives for the Company and settlement on the EZ-CLONE litigation matter.  As a result, the Company has decided to divest away from any Cannabis-related investments and focused on functional mushroom business opportunities.  We see a growing market, intend to service our existing distribution channel and will build on opportunities in the medicinal mushroom industry.  We believe this is an opportunity for our customers, shareholders and one where GrowLife is uniquely positioned to capitalize on.  The Company’s goal is to become the nation’s largest mushroom supplier focused on serving more providers of mushroom-based products of high quality, exceptional value and competitive price.

FINANCIAL PERFORMANCE

Net revenue for the year ended December 31, 2021, decreased by $801,700 to $6,199,000 from $7,001,000 for the year ended December 31, 2020. The decrease resulted a major decline in our involvement in the hydroponics business in 2020. The reduction of the hydroponics sales personnel and the impact of the pandemic on the hydroponics segment during the year ended December 31, 2020 and early 2021, resulted in hydroponics revenue declining to $35,000 in 2021 as compared to $1,568,000 for the year ended December 31, 2020. The EZ-CLONE revenue from its line of products for the year ended December 31, 2021 was $6,164,000 as compared to $5,433,000 for the year ended December 31, 2020.

Employees

As of December 31, 2021, we had 13 full-time employees. Marco Hegyi, our Chief Executive Officer, and the Company remains based in Kirkland, Washington. In addition, we employ 12 full-time employees at EZ-CLONE in Sacramento, CA. None of our employees are subject to a collective bargaining agreement or represented by a trade or labor union.

Key Partners

Our key customers have become the cultivation buyers of cloning systems throughout various states and these products are sold through direct sales, retailers and distributors.  Therefore, our key suppliers include distributors and manufacturers including EZ-CLONE. All the products purchased and resold are applicable to indoor growing for organics, greens, and plant-based medicines.

Competition

Covering two countries across all cultivator segments creates competitors that also serve as partners. Large commercial cultivators have found themselves willing to assume their own equipment support by buying large volume purchased directly from certain suppliers and distributors such as Hawthorne and HydroFarm. Other key competitors on the retail side consist of local and regional hydroponic resellers of indoor growing equipment. On the e-commerce business our competition includes GrowersHouse.com, Hydrobuilder.com and smaller online resellers using Amazon and eBay e-commerce market systems.

Intellectual Property and Proprietary Rights

Our intellectual property consists of brands and their related trademarks and websites, customer lists and affiliations, product know-how and technology, and marketing intangibles. Our other intellectual property is primarily in the form of trademarks and domain names. We also hold rights to several website addresses related to our business including websites that are actively used in our day-to-day business such as www.growlifeinc.com and www.ezclone.com. We have a policy of entering into confidentiality and non-disclosure agreements with our employees, some of our vendors and customers as necessary.

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

On September 15, 2020, we filed a notice of removal with the California Superior Court, County of Sacramento and the United States District Court for the Eastern District of California.  The case was removed to Federal District Court for the Eastern District of California and Plaintiffs filed an Ex Parte Application for TRO and an Order for Preliminary Injunction with the Federal Court.  The TRO was granted on September 16, 2020 and a preliminary injunction hearing was scheduled for September 29, 2020.  After reviewing all pleadings and oral arguments at the hearing, the Court issued a ruling granting Plaintiffs’ request for a preliminary injunction.  The parties provided legal briefs to the Federal court to determine if rescission should be granted.  The Court did not reach a decision on this issue, and denied without prejudice, the Company’s effort to reverse the preliminary injunction.  The Company is currently reviewing all options in this matter including settlement discussions.

As of December 31, 2021, we have recorded a liability of $2,131,000 related to the acquisition of which a $1,105,000 is payable in stock and $1,026,000 is payable in cash.

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

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Operating Leases

The Company is obligated under the following leases for its various facilities.

On May 31, 2020, the Company rented space in Kirkland, Washington for $623 per month for the Company’s corporate office and use of space in the Regus network, including California. The Company’s agreement expires May 31, 2022.

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

On September 15, 2020, we received notice that William Blackburn and Brad Mickelsen, minority shareholders of EZ-CLONE Enterprises, Inc. (“Plaintiffs”), a majority owned subsidiary of the Company, filed a complaint against the Company and its officers (“Officers”), in the Superior Court of California, County of Sacramento (“Complaint”) for claims related to breach under the Purchase and Sale Agreement dated October 15, 2018 between the Company and Plaintiffs. On September 15, 2020, the Company filed a notice of removal with the California Superior Court, County of Sacramento and the United States District Court for the Eastern District of California. The case was removed to Federal District Court for the Eastern District of California and Plaintiffs filed an Ex Parte Application for TRO and an Order for Preliminary Injunction with the Federal Court.  The TRO was granted on September 16, 2020 and a preliminary injunction hearing was scheduled for September 29, 2020.  After reviewing all pleadings and oral arguments at the hearing, the Court issued a ruling granting Plaintiffs’ request for a preliminary injunction. The parties provided legal briefs to the Federal court to determine if rescission should be granted. The Court did not reach a decision on this issue, and denied without prejudice, the Company’s effort to reverse the preliminary injunction. The Company is currently reviewing all options in this matter including settlement discussions.

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

As of December 31, 2020, we recorded a liability of $2,131,000 for the acquisition payable of which a $1,105,000 is payable in stock and $1,026,000 is payable in cash.

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

Authorized Capital Stock

On October 9, 2019, we approved the reduction of authorized capital stock, whereby the total number of our authorized common stock decreased from 6,000,000,000 by a ratio of 1 for 50, to 120,000,000 shares. On November 20, 2019, we filed a Certificate of Amendment of Certificate of Incorporation with the Secretary of State of the State of Delaware. The 1 for 150 reverse stock split was effective at the open of business on November 27, 2019, whereupon the shares of common stock began trading on a split-adjusted basis under the new CUSIP, 39985X203.

On November 8, 2021, the Company filed a Certificate of Amendment of Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the authorized shares of common stock (“Common Stock”) from 120,000,000 to 740,000,000 shares. As a result of the increase, we have an aggregate 750,000,000 authorized shares consisting of: (i) 740,000,000 shares of common stock, par value $0.0001 per share, and (ii) 10,000,000 shares of preferred stock, par value $0.0001 per share.

Capital Stock Issued and Outstanding

As of December 31, 2021, we have issued and outstanding securities on a fully diluted basis, consisting of:

•	117,952,697 shares of common stock;
•	Warrants to purchase an aggregate of 686,667 shares of common stock with expiration dates between October 2023 and October 2028 at an average exercise price of $1.64 per share; and
•	An unknown number of common shares to be issued under the Convertible Notes Payable financing agreements.

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

Warrants to Purchase Common Stock

As of December 31, 2021, we had warrants to purchase an aggregate of 686,677 shares of common stock with expiration dates between October 2023 and October 2028 at an average exercise price of 1.64 per share. In addition, we have an unknown number of common shares to be issued under the Convertible Notes Payable financing agreements, due to the variable conversion features.

Options to Purchase Common Stock

On November 5, 2021, at our annual shareholder meeting the Second Amended and Restated 2017 Stock Incentive Plan was adopted to increase the shares issuable under the plan from 1,333,333 to 75,000,000 shares. All terms of the Plan shall remained the same with the exception of the amount of shares reserved for issuance under the Plan. We have 75,000,000 shares available for issuance under the Second Amended and Restated 2017 Stock Incentive Plan. There are no outstanding unexercised stock option grants as of December 31, 2021. The Company filed registration statements on Form S-8 to register 1,333,333 shares of our common stock related to the 2017 Stock Incentive Plan and First Amended and Restated 2017 Stock Incentive Plan.

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

Period Ended	High	Low
Year Ending December 31, 2022
March 31, 2022	$0.043	$0.016

Year Ending December 31, 2021
December 31, 2021	$0.052	$0.018
September 30, 2021	$0.095	$0.038
June 30, 2021	$0.179	$0.080
March 31, 2021	$0.570	$0.106

Year Ending December 31, 2020
December 31, 2020	$0.225	$0.097
September 30, 2020	$0.269	$0.107
June 30, 2020	$0.278	$0.152
March 31, 2020	$0.490	$0.130

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

During the three months ended December 31, 2021, we had the following sales of unregistered sales of equity securities.

Lenders converted principal and accrued interest of $422,189 into 19,402,691 shares of our common stock at a per share conversion price of $0.022.

EQUITY COMPENSATION PLAN INFORMATION

At December 31, 2021 there are no outstanding stock options and there are 686,666 warrants outstanding at an average exercise price of $1.64. The warrants expire from December 2023 to October 2028.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In 2021 GrowLife experienced a decline in annual revenue of 11% from the year 2020 primarily due to ceasing the hydroponics business by the beginning of 2021 and an increase in EZ-CLONE revenue in 2021. This decline was offset by an improvement in cost of goods sold of 17% and in operating expenses of 10% which resulted in a 21% improvement to operating loss in 2021 compared to 2020. In addition, total other expenses declined 22% in 2021 compared to 2020. A more detailed explanation of these changes are provided below.

RESULTS OF OPERATIONS

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from year-to-year.

	Years ended December 31, (Dollars in thousamds)
	2021	2020	$ Variance	% Variance
Net revenue	6,199	7,001	(802)	-11%
Cost of good sold	3,406	4,021	(615)	-15%
Gross profit	2,793	2,980	(187)	-6%
Operating expenses	4,318	4,870	(552)	-11%
Operating (loss)	(1,525)	(1,890)	365	-19%
Other expense
Change in fair value of derivative	(973)	199	(1,172)	-589%
Interest expense, net	(3,252)	(1,090)	(2,162)	198%
Loss on debt conversions	(931)	(984)	53	-5%
Gain on extinguishment of debt	1,025	39	986	2528%
Loss on debt settlement		(2,422)	2,422	-100%
Gain on debt forgiveness	206		206	100%
Total othere expenses	(3,926)	(4,258)	332	-8%
(Loss) before income taxes	(5,451)	(6,148)	697	-11%
Income taxes	(22)	(232)	210	-91%
Net (loss)	(5,473)	(6,380)	907	-14%

YEAR ENDED DECEMBER 31, 2021 COMPARED TO THE YEAR ENDED DECEMBER 31, 2020

Net revenue for the year ended December 31, 2021 decreased by $802,000 to $6,199,000 from $7,001,000 for the year ended December 31, 2020. The decrease resulted from lower hydroponic sales from the decision during 2020 to exit the hydroponics business and the elimination of the hydroponics sales personnel and the impact of the pandemic on the hydroponics segment during the year ended December 31, 2021. The hydroponics revenue for the year ended December 31, 2021 was $35,000 as compared to $1,568,000 for the year ended December 31, 2020. The EZ-CLONE revenue from its line of products for the year ended December 31, 2021 was $6,164,000 as compared to $5,433,000 for the year ended December 31, 2020..

Cost of Goods Sold

Cost of sales for the year ended December 31, 2021 decreased by $615,000 to $3,406,000 from $4,021,000 for the year ended December 31, 2020. The decrease resulted from lower sales in the hydroponics segment, offset by increased EZ-CLONE sales as discussed above.

Gross profit was $2,793,000 for the year ended December 31, 2021 as compared to a gross profit of $2,980,000 for the year ended December 31, 2020. The gross profit percentage was 45.1% for the year ended December 31, 2021 as compared to 42.6% for the year ended December 31, 2020. The increase was due to lower sales in the hydroponics segment, offset by increased EZ-CLONE sales, as discussed above.

Operating Expenses

Operating expenses for the year ended December 31, 2021 were $4,318,000 as compared to $4,870,000 for the year ended December 31, 2020. The variances were as follows: (i) an increase in EZ-CLONE expenses of $394,000, consisting of increase in rent of $60,000, promotion and trade show expenses of $80,000 and payroll of $243,000; offset by (ii) a decrease in Hydroponic expenses of $156,000; (iii) a decrease in payroll of $905,000; and offset by an increase in professional services of $165,000.

Non-cash operating expenses for the year ended December 31, 2021 of $748,000 including (i) depreciation of $37,000; (ii) amortization of intangible assets of $672,000; (iii) stock based compensation of $15,000 related to stock option grants and warrants; and (iv) common stock issued for services of $24,000.

Non-cash operating expenses for the year ended December 31, 2020 of $846,000 including (i) depreciation of $37,000; (ii) amortization of intangible assets of $672,000; (iii) stock based compensation of $125,000 related to stock option grants and warrants; and (iv) common stock issued for services of $12,000.

Other Expense

Other expense for the year ended December 31, 2021, was $3,926,000 as compared to $4,258,000 for the year ended December 31, 2020. The other expense for the year ended December 31, 2021, included (i) loss from the increase in derivative liability of $973,000; (ii) gain on extinguishment of debt of $1,025,000 related to prior shutdown of retail operations; and offset by (iii) interest expense of $3,252,000; (iv) loss on debt conversions of $931,000; and (v) gain on debt forgiveness of $206,000. The change in derivative liability is the non-cash change in the fair value and relates to our derivative instruments.  The increase in non-cash interest related to accrued interest expense, write-off of original issue discount and the derivative liability calculated on our notes payable. The loss on debt conversions related to the conversion of our notes payable at prices below the market price.

On April 5, 2021, we entered into a Warrant Settlement Agreement dated March 31, 2021, with St. George and Iliad to resolve a dispute related to the calculation of shares issuable under warrants issued in prior financings whereby we agreed that upon the exercise of the warrant of up 14,250,000 shares of our common stock that the balance of the warrant related to a 2018 financing agreement would be cancelled. We recorded a loss on debt settlement of $2,422,000 as of December 31, 2020.  The 14,250,000 warrants were exercised during 2021. In 2021, the Company recognized a gain on extinguishment of $1,025,000 due to the change in the fair value of the shares.

The other expense for the year ended December 31, 2020 included (i) benefit from the reduction in derivative liability of $199,000; offset by (ii) interest expense of $1,090,000; and (iii) loss on debt conversions of $984,000 and gain on debt extinguishment of $37,000. The change in derivative liability is the non-cash change in the fair value and relates to our derivative instruments.  The non-cash interest related to accrued interest expense on our notes payable. The loss on debt conversions related to the conversion of our notes payable at prices below the market price.

Net Loss

Net loss for the year ended December 31, 2021 was $5,473,000 as compared to $6,380,000 for the for the year ended December 31, 2020 for the reasons discussed above.

Net loss for the year ended December 31, 2021 included non-cash expenses of $4,267,000 including (i) depreciation of $37,000; (ii) amortization of intangible assets of $672,000; (iii) amortization of debt discount of $644,000; (iv) stock based compensation of $15,000 related to stock option grants; (v) common stock issued for services of $24,000; (vi) non-cash interest of $772,000; (vii) loss on debt conversions of $931,000; (viii) change in derivative liability of $973,000; (ix) fair value of derivatives expensed at issuance of $1,429,000;and offset by (x) gain on debt settlement of current liabilities of $1,025,000; and (xi) gain on debt forgiveness of $206,000.

Net loss for the year ended December 31, 2020 included non-cash expenses of $5,076,000 including (i) depreciation of $37,000; (ii) amortization of intangible assets of $672,000; (iii) stock based compensation of $125,000 related to stock option grants and warrants; (iv) common stock issued for services of $12,000; (v) non cash interest and amortization of debt discount of $1,061,000; (vi) loss on debt settlement of $2,422,000; (vii) loss on debt conversion of $945,000; and offset by (vii) benefit from the reduction in derivative liability of $199,000.

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

The accompanying financial statements have been prepared assuming that we will continue as a going concern. However, since inception, we have sustained significant operating losses and such losses are expected to continue for the foreseeable future. As of December 31, 2021, we had an accumulated deficit of $160 million, cash and cash equivalents of $364,000 and a working capital deficit of $885,000 excluding derivative liability, convertible debt, acquisition to be paid in stock and right of use liability. Additionally, we used cash in operating activities of $1,463,000 and $1,951,000 for the years ended December 31, 2021 and 2020, respectively. We will require additional cash funding to fund operations beyond May 31, 2022. Accordingly, management has concluded that we do not have sufficient funds to support operations within one year after the date the financial statements are issued and, therefore, we concluded there was substantial doubt about the Company’s ability to continue as a going concern.

To fund further operations, we will need to raise additional capital. We may obtain additional financing in the future through the issuance of its common stock, or through other equity or debt financings. Our ability to continue as a going concern or meet the minimum liquidity requirements in the future is dependent on its ability to raise significant additional capital, of which there can be no assurance. If the necessary financing is not obtained or achieved, we will likely be required to reduce its planned expenditures, which could have an adverse impact on the results of operations, financial condition and our ability to achieve its strategic objective. Historically, the Company has been successful in its ability to raise the financing necessary to continue operations without interruption. There can be no assurance that financing will be available on acceptable terms, or at all. The financial statements contain no adjustments for the outcome of these uncertainties. These factors raise substantial doubt about our ability to continue as a going concern and have a material adverse effect on our future financial results, financial position and cash flows.

Operating Activities

Net cash used in operating activities for the year ended December 31, 2021 was $1,463,000. This amount was primarily related to a (i) net loss of $5,473,000, and (ii) net working capital decrease of $294,000; offset by (iii) non-cash expenses of $4,267,000 including (iv) depreciation of $37,000; (v) amortization of intangible assets of $672,000; (vi) amortization of debt discount of $644,000; (vii) stock based compensation of $15,000 related to stock option grants; (viii) common stock issued for services of $24,000; (ix) non-cash interest of $772,000; (x) loss on debt conversions of $931,000; (xi) change in derivative liability of $973,000; (xii) fair value of derivatives expensed at issuance of $1,429,000;and offset by (xiii) gain on debt settlement of current liabilities of $1,025,000; and (ix) gain on debt forgiveness of $206,000.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2021 was $1,463,000. The amount related to proceeds from note payable of $2,066,000, offset by repayment of notes payable of $603,000.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The application of GAAP involves the exercise of varying degrees of judgment. On an ongoing basis, we evaluate our estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that of our significant accounting policies (see summary of significant accounting policies more fully described in Note 3 to Form 10-K for the year ended December 31, 2021), the following policies involve a higher degree of judgment and/or complexity:

Accounts Receivable and Revenue – We recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which requires the application of the five-step-principles-based-accounting-model for revenue recognition. These steps include (1) a legally enforceable contract, written or unwritten is identified; (2) performance obligations in the contracts are identified; (3) the transaction price reflecting variable consideration, if any, is identified; (4) the transaction price is allocated to the performance obligations; and (5) revenue is recognized when the control of goods is transferred to the customer at a particular time or over time. Our hydroponic sales were cash or credit card. Our EZ-CLONE sales include credit cash, payments in advance, 3% discount upon receipt and, we extend thirty-day terms to select customers. Accounts receivables are reviewed periodically for collectability. As of December 31, 2021 and 2020, the Company has an allowance for doubtful accounts totaling $10,000 and $5,690, respectively.

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

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of December 31, 2021 and 2020 are based upon the short-term nature of the assets and liabilities.

Derivative financial instruments -We evaluate all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a Binomial pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Dismissal of BPM LLP

On October 14, 2021, the Company dismissed BPM LLP as the Company’s independent registered public accounting firm. The decision to change accountants was approved by the Company’s Audit Committee.

The BPM LLP reports on the Company’s consolidated financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit report of BPM LLP on the Company’s financial statements for fiscal years 2019 and 2020 contained an explanatory paragraph which noted that there was substantial doubt about the Company’s ability to continue as a going concern.

During the Company’s fiscal years ended December 31, 2019 and 2020 and through October 14, 2021, (i) there were no “disagreements” (as defined in Item 304(a)(1)(iv) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) between the Company and BPM LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to BPM LLP’s satisfaction, would have caused BPM LLP to make reference to the subject matter of such disagreements in its reports on the Company’s consolidated financial statements for such years, and (ii) there were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K under the Exchange Act) other than the material weaknesses in internal control over financial reporting identified for the years ended December 31, 2019 and 2020 related to: (i) audit committee makeup, and (ii) accounting and reporting governance of complex contractual terms and obligations.

Engagement of Macias Gini & O’Connell LLP

On October 14, 2021 the Company, upon the Audit Committee’s approval, engaged the services of Macias Gini & O’Connell LLP (“MGO”) and as the Company’s new independent registered public accounting firm to audit the Company’s consolidated financial statements as of December 31, 2021 and for the year then ending. MGO will be performing reviews of the unaudited consolidated quarterly financial statements to be included in the Company’s quarterly reports on Form 10-Q going forward.

During each of the Company’s two most recent fiscal years and through the date of this report, (a) the Company has not engaged MGO as either the principal accountant to audit the Company’s financial statements, or as an independent accountant to audit a significant subsidiary of the Company and on whom the principal accountant is expected to express reliance in its report; and (b) the Company or someone on its behalf did not consult with MGO with respect to (i) either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, or (ii) any other matter that was either the subject of a disagreement or a reportable event as set forth in Items 304(a)(1)(iv) and (v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of December 31, 2021, that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Management identified the following material weakness during its assessment of internal controls over financial reporting:

Audit Committee:

The current Audit Committee has one independent director, and the Chairman is an interim Named Executive Officer. In early January 2021 an additional independent director resigned from the board and audit committee. We expect to expand this committee during 2022 once a qualified candidate is identified.

Personnel:  We do not employ a full time Chief Financial Officer. Marco Hegyi serves as both Chief Executive Officer and Interim Chief Financial Officer. We utilize a consultant to assist with our financial reporting. There are limited personnel to assist with the accounting and financial reporting function, which results in: (i) a lack of segregation of duties and (ii) controls that may not be adequately designed or operating effectively and have not been formally documented. Despite the existence of material weaknesses, the Company believes the financial information presented herein is materially correct and fairly presents the financial position and operating results of the year ended December 31, 2021, in accordance with GAAP. During 2022, the Company intends to seek qualified accounting staff to expand its internal accounting and reporting functions.

Contractual Terms and Obligations

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2021.

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

c) Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2021, Michael Fasci resigned as our CFO. The Company has a small accounting and finance team. Consulting services provided by independent consultants will be an important element of internal control during this transition.  There were no other changes which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There were no disclosures of any information required to be filed on Form 8-K during the year ended December 31, 2021 that were not filed.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information about our current directors and executive officers as of March 31, 2022:

Name	Age	Position and Office Held	Since
Management Directors
Marco Hegyi	64	Director	December 9, 2013
		Chairman of the Board	April 1, 2016-October 23, 2017 and December 6, 2018
		Chief Executive Officer	April 1, 2016
		Interim Chief Financial Officer	December 1, 2021
		Interim Audit Committee Chairman	December 6, 2018
David Dohrmann	55	President	December 1, 2021
Independent Directors
Thom Kozik	61	Director	October 5, 2017
		Audit and Compensation Committee	December 6, 2018
		Interim Secretary	December 1, 2021

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

Mr. Dohrmann – Mr. Dohrmann has served as a General Partner of Penché Partners, a San Francisco based venture capital firm since January 2020. Prior to Penché, he served as the Chief Executive Officer of Gazillion Entertainment from August 2015 until December of 2018. From February 2013 to October 2016, Dohrmann was also a Managing Director at Roth Capital Partners, an Investment Bank, where he focused on Venture Capital investments. From September 2010 to January 2012, Dohrmann was the founder & CEO of Playchemy Inc., a San Francisco based developer of online and mobile games.

From 2005 to 2010, Mr. Dohrmann served as a partner and headed the digital media and entertainment practice at Security Research Associates, a San Francisco based investment banking Firm focused on the emerging growth small & microcap Companies. From 2002 until 2005 he served as a partner and investment banker at Halpern Capital, an Investment Banking firm also focused on serving emerging growth Companies in the small and micro cap arena. From 2000 to 2002 Mr. Dohrmann was VP of Corporate Development for Sagent Inc., a Nasdaq traded company acquired by Group 1 Software in 2003. From 1992 to 1997 Mr. Dohrmann was VP of Institutional Sales at the Investment Banking firm Donaldson Lufkin & Jenrette.

Mr. Dohrmann received a Bachelor of Arts Degree from the University of Southern California in 1989. Mr. Dohrmann’s public company experience and knowledge of investment banking, corporate development, institutional sales, venture capital, his focus and work with public small and microcap Companies and as an operating executive will provide GrowLife with valuable perspective and guidance for corporate development initiatives as President of the Company.

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

Based solely on a review of copies of reports furnished to us, as of December 31, 2021 our executive officers, directors and 10% holders complied with all filing.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of Compensation Program

This Compensation Discussion and Analysis describes the material elements of compensation awarded to, earned by or paid to each of our executive officers named in the Compensation Table on page 22 under “Remuneration of Executive Officers” (the “Named Executive Officers”) who served during the year ended December 31, 2021. This compensation discussion primarily focuses on the information contained in the following tables and related footnotes and narrative for the last completed fiscal year. We also describe compensation actions taken after the last completed fiscal year to the extent that it enhances the understanding of our executive compensation disclosure. The principles and guidelines discussed herein would also apply to any additional executive officers that the Company may hire in the future.

The Compensation Committee of the Board has responsibility for overseeing, reviewing and approving executive compensation and benefit programs in accordance with the Compensation Committee’s charter. The members of the Compensation Committee are Marco Hegyi and Thom Kozik. We expect to appoint one independent Director to serve on the Compensation Committee during 2022.

Compensation Philosophy and Objectives

The major compensation objectives for the Company’s executive officers are as follows:

•	to attract and retain highly qualified individuals capable of making significant contributions to our long-term success;

•	to motivate and reward named executive officers whose knowledge, skills, and performance are critical to our success;

•	to closely align the interests of our named executive officers and other key employees with those of its shareholders; and

•	to utilize incentive-based compensation to reinforce performance objectives and reward superior performance.

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

Executive Compensation Components for the Year Ended December 31, 2021

The Compensation Committee did not use a formula for allocating compensation among the elements of total compensation during the year that ended December 31, 2021. The Compensation Committee believes that in order to attract and retain highly effective people it must maintain a flexible compensation structure. For the year that ended December 31, 2021, the principal components of compensation for named executive officers were base salary.

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

Performance-Based Incentive Compensation

The Compensation Committee believes incentive compensation reinforces performance objectives, rewards superior performance and is consistent with the enhancement of stockholder value. All of the Company’s Named Executive Officers are eligible to receive performance-based incentive compensation. The Compensation Committee did not recommend or approve payment of any performance-based incentive compensation to the Named Executive Officers during the year ended December 31, 2021 based on our financial condition.

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

The Named Executive Officers received stock option grants and warrants during the year ended December 31, 2021 as outlined below.

Retirement and Other Benefits

We have no other retirement, savings, long-term stock award or other type of plans for the Named Executive Officers.

Perquisites and Other Personal Benefits

During the year ended December 31, 2021, we provided the Named Executive Officers with medical insurance and nominal health club benefits. The Company paid $14,225 in life insurance for Mr. Hegyi. No other perquisites or other personal benefits were provided to Named Executive Officers. The committee expects to review the levels of perquisites and other personal benefits provided to Named Executive Officers annually.

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

COMPENSATION COMMITTEE REPORT

The Compensation Committee, sets and administers policies that govern the Company's executive compensation programs, and incentive and stock programs. The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for year ended December 31, 2021.

THE COMPENSATION COMMITTEE

Thom Kozik (Chairman)

Marco Hegyi

EXECUTIVE COMPENSATION

REMUNERATION OF EXECUTIVE OFFICERS

The following table provides information concerning remuneration of the chief executive officer, the chief financial officer and another named executive officer for the years ended December 31, 2021 and 2020:

Summary Compensation Table

		Salary	Bonus	Stock Awards	Non-Equity Incentive Compensation	Option Awards	Other Compensation	Total
Principal Position		$	$	$(1)	$	$	$	$
Marco Hegyi, Chief Executive Officer, Chairman of the Board and Director (2)	31.12.21	$275,000	$-	$-	$-	$-	$88,273	$363,273
	31.12.20	$275,000	$-	$-	$-	$-	$88,273	$363,273

Michael E. Fasci, Chief Financial Officer (3)	31.12.21	$151,250	$-	$-	$-	$62,185	$25,380	$238,815

Mark E Scott, Chief Financial Officer and Director (4)	31.12.21
	31.12.20	$165,000	$-	$-	$-	$-	$27,688	$192,688

Joseph Barnes, President of Grow Life Hydroponics, Inc (5)	31.12.21
	31.12.20	$165,000	$-	$-	$-	$-	$-	$165,000

(1) These amounts reflect the grant date market value as required by Regulation S-K Item 402(n)(2), computed in accordance with FASB ASC Topic 718.

(2) Mr. Hegyi was paid a salary of $275,000 during the years ended December 31, 2021 and 2020, respectively. We paid life insurance of $14,225 and $10,273 for Mr. Hegyi during the years ended December 31, 2021 and 2020, respectively. On October 15, 2018, Mr. Hegyi received Warrants to purchase up to 320,000 shares of our common stock at an exercise price of $1.80 per share and which vest on October 15, 2018, 2019 and 2020. The Warrants are exercisable for 5 years. The warrants were valued at $192,000. The Company recorded compensation expense of $78,000 for the year ended December 31, 2020.

(3) Mr. Fasci was hired on January 1, 2021, as the Company’s Chief Financial Officer at an annual salary of $165,000. Mr. Fasci was also granted an option to purchase 500,000 shares of the Company’s Common Stock under the Company’s 2018 Stock Incentive Plan at an exercise price of $0.12 per share. Mr. Fasci resigned as Chief Financial Officer on November 4, 2021 effective December 1, 2021.

(4) Mr. Scott resigned from the Board of Directors effective December 15, 2020 and as Chief Financial Officer as of December 31, 2020. Mr. Scott was paid a salary of $165,000 during the year ended December 31, 2020. Mr. Scott was reimbursed $27,668 for insurance expenses during the year ended December 31, 2020. Mr. Scott resigned effective December 31, 2020.

(5) Mr. Barnes was paid a salary of $165,000 during the year ended December 31, 2020. Barnes resigned effective November 30, 2020.

Grants of Stock Based Awards during the year ended December 31, 2021

The Compensation Committee did not grant any stock-based awards or performance-based incentive compensation to the Named Executive Officers for the year ended December 31, 2021 or 2020.

Pension Benefits

We do not provide any pension benefits.

Nonqualified Deferred Compensation

We do not have a nonqualified deferral program.

Employment Agreements

Employment Agreement with Marco Hegyi

On October 15, 2018, the Board of Directors approved an Employment Agreement with Marco Hegyi pursuant to which we engaged Mr. Hegyi as its Chief Executive Officer through October 2021.

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

Employment Agreement with Mark E. Scott

Mr. Scott resigned from the Board of Directors effective December 15, 2020 and as Chief Financial Officer as of December 31, 2020.

Employment Agreement with Joseph Barnes

Mr. Barnes resigned effective November 30, 2020 as President of GrowLife Hydroponics, Inc.

Potential Payments upon Termination or Change in Control

The Company’s Employment Agreement with Marco Hegyi has provisions providing for severance payments amounting to $455,208 should he be terminated without cause or as a result of a change in control, less any months worked. All outstanding warrants fully vest under certain conditions.

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

During year ended December 31, 2021, Marco Hegyi did not receive any compensation for his service as a director. The compensation disclosed in the Summary Compensation Table on page 22 represents the total compensation.

Director Summary Compensation

 On December 31, 2021, we issued 1,200,000 shares of our common stock to Thom Kozik that was valued at $0.202 per share or $24,000.

Compensation Paid to Board Members

Our independent non-employee directors are not compensated in cash. The only compensation has been in the form of stock awards. There is a stock compensation plan for independent non-employee directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of our common stock as of March 31, 2022 by:

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

Each beneficial owner named has sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. The address of each beneficial owner is 11335 NE 122nd Way, Suite 105, Kirkland, WA 98034 and the address of more than 5% of common stock is detailed below.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percentage (1)
Directors and Named Executive Officers-
Marco Hegyi (2)	686,666		%
David Dohrman (3)	-	*
Thom Kozik (4)	1,220,000	*

Total Directors and Officers (3 in total)	-		%
Greater Than 5% Ownership
Bucktown Capital LLC	(5)	9.99%
Silverback Capital Corporation	(6)	9.99%

* Less than 1%.

(1) Based on 145,517,397 shares of common stock outstanding as of March 31, 2022.

(2) Reflects the shares beneficially owned by Marco Hegyi, the Chairman and CEO of the Company and includes warrants to purchase 686,666 shares of our common stock as of December 31, 2021 .

(3) Reflects the shares beneficially owned by David Dohrmann.

(4) Reflects the shares beneficially owned by Thom Kozik, a Director of the Company, beneficial ownership includes 1,220,000 common shares issued to him as compensation for his services to the Board represents 1% of the outstanding shares on December 31, 2021.

(5) According to the Schedule 13G filed with the SEC on March 7, 2022, by Bucktown Capital LLC (“Bucktown”), on behalf of Bucktown, and Fife Trading Inc. (“Fife Trading”) , sole manager of reporting person Bucktown, and John Fife (“Fife”) as sole member of reporting person Bucktown and the president and sole shareholder of Fife Trading. Mr. Fife has beneficial ownership by virtue of his role as a control person of Fife Trading and Bucktown. The principal business address of each of Bucktown, Fife Trading and Fife is 303 East Wacker Drive, Suite 1040, Chicago, IL 60601. Bucktown has rights to convert a Promissory Note into shares of the Issuer’s common stock which, except for a contractual 9.99% cap on the amount of outstanding shares that Bucktown may own, would exceed the cap. Thus, the number of shares of the Issuer’s common stock beneficially owned by Bucktown as of the date of its 13G filing was 11,052,305 shares, which is 9.99% of the Issuer's 110,633,688 shares outstanding on November 22, 2021 (as reporting in the company's 10-Q filed November 23, 2021).

(6) According to the Schedule 13G filed with the SEC on March 3, 2022, by Silverback Capital Corporation (“Silverback”), Silverback has rights to convert a Promissory Note into shares of the Issuer’s common stock which, except for a contractual 9.99% cap on the amount of outstanding shares that Silverback may own. Thus, the number of shares of the Issuer’s common stock beneficially owned by Silverback as of the date of its 13G filing was 14,479,650 shares, which is 9.99% of the Issuer's 134,517,394 shares outstanding on February 15, 2022 (as reported by the OTC Market Group Inc. on February 28, 2022). Gillian Gold acts as Manager and control person of Silverback. The principal business address of Silverback is 614 North Dupont Highway, Suite 210, Dover, Delaware, 19901.

There are no other persons known by us who owns beneficially 5% or more of our common stock as of March 31, 2022.

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

Transaction with Thom Kozik

Mr. Kozik was appointed as a director on October 5, 2017. On February 22, 2019, we issued 54,054 shares of our common stock to Mr. Kozik valued at $1.11 per share or $60,000. On April 16, 2020, we issued 20,000 shares of our common stock to Mr. Kozik valued at $0.295 per share or $5,900. On December 31, 2021 we issued 1,200,000 shares of our common stock to Mr. Kozik valued at $0.02 per share or $24,000. These issuances were an award for independent director services.

Notes Payable to Related Parties

EZ-CLONE had $49,144 due to relatives of the EZ-CLONE founders and shareholders as of December 31, 2020. The notes were paid off on May 19, 2021.

Director Independence

The Board has affirmatively determined that Thom Kozik is independent as of December 31, 2021. For purposes of making that determination, the Board used NASDAQ’s Listing Rules even though the Company is not currently listed on NASDAQ.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Committee Pre-Approval Policy

The Audit Committee has established a pre-approval policy and procedures for audit, audit-related and tax services that can be performed by the independent auditors without specific authorization from the Audit Committee subject to certain restrictions. The policy sets out the specific services pre-approved by the Audit Committee and the applicable limitations, while ensuring the independence of the independent auditors to audit the Company's financial statements is not impaired. The pre-approval policy does not include a delegation to management of the Audit Committee’s responsibilities under the Exchange Act. During the year ended December 31, 2021, the Audit Committee pre-approved all audit and permissible non-audit services provided by our independent auditors.

Service Fees Paid to the Independent Registered Public Accounting Firm

The Audit Committee engaged the CPA firm Macias Gini & O’Connell LLP (“MGO”) on October 14, 2021to perform an annual audit of the Company’s financial statements for the fiscal years ended December 31, 2021. MGO also performed a review of the Company’s financial statements for the three months ended September 30, 2021. BPM, LLP performed the annual audit for 2020 and 2019. BPM also performed a review of the Company’s financial statements each of the first three quarters of 2021.The following is the breakdown of aggregate fees billed for and during the last two fiscal years. The following is the breakdown of aggregate fees paid for the last two fiscal years:

	Year Ended
	December 31, 2021	December 31, 2020
Audit Fees	$140,000	$87,626
Audit related fees		49,220
	$140,000	$136,846

-	“Audit Fees” are fees paid for professional services for the audit of our financial statements.

-

“Audit-Related fees” are fees paid for professional services not included in the first category, specifically, PCAOB interim reviews for quarterly filings, and accounting consultations on matters addressed during the audit.

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

3.5

Certificate of Amendment of Certificate of Incorporation of GrowLife, Inc. dated November 8, 2021, to increase the authorized shares of Common Stock from 120,000,000 to 740,000,000 shares. Filed herewith.

4.1

GrowLife, Inc. Second Amended and Restated 2017 Stock Incentive Plan filed as an Annex 1 to the Company’s Definitive Revised Schedule 14A filed with the SEC on September 24, 2021, and hereby incorporated by reference.

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

27

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

10.23	Securities Purchase Agreement and Convertible Promissory Note with Sixth Street Lending LLC dated January 4, 2022. Filed herewith.

10.24	Securities Purchase Agreement and Convertible Promissory Note with Sixth Street Lending LLC dated March 8, 2022. Filed herewith.

14.1	Code of Conduct and Ethics dated May 15, 2014. Attached as an exhibit to the Company’s Form 8-K filed and with the SEC on June 9, 2014, and hereby incorporated by reference.

21.1	Subsidiaries of the Registrant, Filed herewith.

23.1	Consent of Macias Gini & O’Connell LLP Independent Registered Account Firm Relating to the Consolidated Financial Statements of the Company for the year ended December 31, 2021

23.2	Consent of BPM LLP Independent Registered Account Firm Relating to the Consolidated Financial Statements of the Company for the year ended December 31, 2020

31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14 *

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14 *

32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act *

32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act *

99.1	Amended and Restated Audit Committee Charter, dated October 16, 2015. Attached as an exhibit to the Company’s Form 8-K and filed with the SEC on October 26, 2015, and hereby incorporated by reference.

99.2	Compensation Committee Charter dated May 15, 2014. Attached as an exhibit to the Company’s Form 8-K dated June 3, 2014 and filed with the SEC on June 9, 2014, and hereby incorporated by reference.

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

 *Filed Herewith.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

GrowLife, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of GrowLife, Inc. (the “Company”) as of December 31, 2021, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the accompanying financial statements, the Company has suffered recurring losses from operations, incurred negative cash flows from operating activities, and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on the entity’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Derivative Liabilities

Description of the Matter

As disclosed in Note 12 to the financial statements, The Company has issued several convertible notes which were outstanding as of December 31, 2021. Under the terms of the note agreements, she note holders have the right to convert principal and accrued interest outstanding into shares of common stock at a discounted price compared to the market price of the common stock at the date of conversion. The embedded conversion features of the notes are recognized as derivative liabilities and management measures the fair value of the derivative liabilities using a Binomial Option Pricing Model. Auditing the Company’s valuation of its derivatives is challenging as the valuation methodologies used by the Company are complex by their nature and the methodologies incorporate significant assumptions that impact the fair value measurement, including the discount rate and forecasted volatility of the Company’s common stock price.

How We Addressed the Matter in Our Audit

To test the valuation of the derivative liabilities, our audit procedures included, among others, evaluating the methodologies used in the valuation model and testing the significant assumptions. For example, we compared the forecasted volatility of the Company’s common stock price to its historical volatility. We also assessed the completeness and accuracy of the underlying data and engaged an external valuation specialist to assist in our evaluation of the significant assumptions and methodologies used by the Company. As part of our procedures, we also evaluated the Company’s financial statement disclosures related to derivative liabilities which are included in Note 12 to the financial statements.

Macias Gini & O’Connell LLP

We have served as Growlife, Inc.’s auditor since 2021

Irvine, CA

May 16, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

GrowLife, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of GrowLife, Inc. and Subsidiaries (the Company) as of December 31, 2020, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of a Matter-Uncertainty of Litigation

As described in notes 1 and 17 to the consolidated financial statements, the Company is in litigation with the Founders of its EZ Clone Enterprises subsidiary for the Company’s failure to pay the remaining 49% of the balance owed under the Purchase and Sale agreement with EZ Clone Enterprises. The Founders are seeking rescission of the Purchase and Sale Agreement, unspecified damages in excess of ten thousand dollars, and other equitable relief. Our audit opinion is not modified for this matter.

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

/s/ BPM LLP

BPM LLP

Walnut Creek, California

April 15, 2021

We served as the Company’s auditor from October 2019 to October 2021

 GROWLIFE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$363,863	$383,144
Accounts receivable - trade, net of allowance for doubtful accounts of $10,000 and $5,690 as of 12/31/2021 and 12/31/2020, respectively	366,789	960,522
Other receivables	161,000	-
Inventory	1,299,560	570,524
Deposits	18,995	18,995
Total current assets	2,210,207	1,933,185

Property and equipment, net	249,906	129,330
Intangible assets, net	459,002	1,130,718
Goodwill	781,749	781,749
Operating lease right of use asset	407,166	380,247
TOTAL ASSETS	$4,108,030	$4,355,229

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES:
Accounts payable - trade	1,146,344	1,146,195
Accrued expenses	219,398	2,592,251
Accrued expenses - related parties	-	37,394
Notes payable- PPP/EIDL loans, current	1,034,994	390,035
Note payable to bank	137,728
Derivative liability	1,698,272	1,101,436
Convertible notes payable, net	2,583,816	2,495,153
Notes payable- related party	-	49,144
Acquisition of EZ-CLONE Enterprises, Inc. payable in cash	1,026,000	1,026,000
Acquisition of EZ-CLONE Enterprises, Inc. payable in common stock	1,105,000	1,105,000
Current portion of operating lease right of use liability	197,915	140,772
Federal and state income taxes payable	556,952	343,125
Total current liabilities	9,706,419	10,426,505

LONG TERM LIABILITIES:
Deferred tax liability	106,000	352,649
Notes payable- PPP/EIDL, less current portion	-	485,679
Non-current portion of operating lease right of use liability	229,222	264,868
Total long term liabilities	335,222	1,103,196

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock - $0.0001 par value, 10,000,000 shares authorized, no shares	-	-
issued and outstanding at 12/31/2021 and 12/31/2020, respectively
Common stock - $0.0001 par value, 740,000,000 shares authorized, 117,952,697 and 51,843,221
shares issued and outstanding at 12/31/2021 and 12/31/2020 , respectively	395,198	388,587
Additional paid in capital	153,985,229	147,278,311
Accumulated deficit	(160,314,038)	(154,841,370)
Total stockholders' deficit	(5,933,611)	(7,174,472)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,108,030	$4,355,229

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For Year Ended
	December 31, 2021	December 31, 2020

NET REVENUE	$6,199,089	$7,000,812
Cost of goods sold	3,405,655	4,020,570
Gross Profit	2,793,434	2,980,242
Operating expenses	4,318,416	4,870,204
Loss from operations	(1,524,982)	(1,889,962)

OTHER INCOME (EXPENSE):
Change in fair value of derivative	(973,101)	199,479
Interest expense, net	(3,252,191)	(1,089,734)
Loss on debt conversions, net	(931,494)	(945,169)
Loss on debt settlement, net	-	(2,422,500)
Gain on extinguishment of warrants	1,025,400	-
Gain on forgiveness of debt	206,287
Total other expense, net	(3,925,099)	(4,257,924)

LOSS BEFORE INCOME TAXES	(5,450,081)	(6,147,886)

Income taxes - current benefit (expense)	(22,587)	(231,952)

NET LOSS	$(5,472,668)	$(6,379,838)

Basic and diluted loss per share	$(0.07)	$(0.18)

Weighted average shares of common stock outstanding- basic and diluted	83,755,630	35,286,804

The accompanying notes are an integral part of these consolidated financial statements.

 GROWLIFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

					Total
	Common Stock		Additional Paid	Accumulated	Stockholders'
	Shares	Amount	in Capital	Deficit	(Deficit)
Balance as of December 31, 2019	28,677,147	386,269	143,441,047	(148,461,532)	(4,634,216)

Stock based compensation for stock options	-	-	47,169	-	47,169
Stock based compensation for warrants	-	-	78,000	-	78,000
Shares issued for services rendered	40,000	4	11,796	-	11,800
Shares issued for convertible note and interest conversion	19,573,920	1,960	3,113,249	-	3,115,208
Shares issued for convertible note commitment fee	3,552,000	355	586,565	-	586,920
Warrant exercise	154	-	485	-	485
Net loss for the year ended December 31, 2020	-	-	-	(6,379,838)	(6,379,838)
Balance as of December 31, 2020	51,843,221	388,587	147,278,311	(154,841,370)	(7,174,472)

Stock based compensation for stock options			15,476		15,476
Shares issued for services rendered	1,200,000	120	23,880		24,000
Shares issued for convertible note and interest conversion	49,845,718	4,985	5,234,508		5,239,493
Shares issued for warrant settlement	14,250,000	1,425	1,395,675		1,397,100
Warrant exercise	813,758	81	37,379		37,460
Net loss for the year ended December 31, 2021				(5,472,668)	(5,472,668)
Balance as of December 31, 2021	117,952,697	$395,198	$153,985,229	$(160,314,038)	$(5,933,611)

The accompanying notes are an integral part of these consolidated financial statements.

 GROWLIFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2021	December 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,472,668)	$(6,379,838)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	37,152	37,152
Amortization of intangible assets	671,716	671,716
Amortization of debt discount	643,680
Share-based compensation expense	15,476	125,169
Shares issued for service	24,000	11,800
Non Cash Interest Expense	772,256	1,061,852
Loss on debt Conversion	931,494	945,169
Change in fair value of derivative	973,101	(199,479)
Loss on cashless warrant conversion	37,460
Loss on debt settlement	-	2,422,500
Gain on forgiveness of debt	(206,287)	-
Gain of settlement of accounts payable	(1,025,400)	-
Fair value of derivatives expensed upon issuance	1,429,138
Changes in operating assets and liabilities:
Accounts receivable	593,733	(858,716)
Inventory	(729,036)	30,150
Other assets	(161,000)	-
Deposits	-	-
Right of use, net	(5,422)	11,409
Accounts payable	149	28,105
Accrued expenses	40,764	(83,433)
Change in deferred taxes	(246,649)	(117,551)
Change in federal and state taxes payable	213,827	343,125
Cash Used in operating activities	(1,462,515)	(1,950,870)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of PP&E	(20,000)	-
Cash Used in investing activities	(20,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Warrant exercise	-	(431,151)
Proceeds from convertible notes	1,728,873
Proceeds from notes payable	337,055	-
Repayment of convertible notes	(553,550)
Repayment of notes	(49,144)	2,723,846
Proceeds from issuance of common stock	-	485
Net cash provided by financing activities	1,463,234	2,293,180

NET CHANGE IN CASH AND CASH EQUIVALENTS	(19,281)	342,310

CASH AND CASH EQUIVALENTS, beginning of period	383,144	40,834

CASH AND CASH EQUIVALENTS, end of period	$363,863	$383,144

Non-cash investing and financing activities:
Shares issued for convertible note and interest conversion	2,502,596	1,947,819
Issuance of stock for debt issuance costs		586,565
Loss of debt conversions- issuance of stock	-	984,169
Gain on debt conversions- reduction of accounts payable	-	39,000
Shares issued for liability settlement	1,397,100	-
Purchase of fixed asset for notes payable	137,725
Derivative liability settled in shares	1,805,403

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

The parties provided legal briefs to the Federal court to determine if rescission should be granted.  The Court did not reach a decision on this issue, and denied without prejudice, the Company’s effort to reverse the preliminary injunction. The Company is currently reviewing whether to pursue the matter further and engaging in settlement discussions. If we are unsuccessful and the court grants Plaintiffs’ request for rescission the resulting actions are speculative at this time but could include the return of the consideration exchanged as part of the acquisition subject to certain adjustments as the result of several variables which the court will consider. If the court denies Plaintiffs request for rescission the litigation will continue regarding the breach of contract claims and contractual remedies for breach and the Court may or may not dissolve the preliminary injunction as a result.

A decision to grant rescission could materially harm our business as EZ-CLONE represents a significant portion of our operations.

As of December 31, 2021 and 2020, the Company recorded a liability of $2,131,000 for acquisition payable of which a $1,105,000 is payable in stock and $1,026,000 is payable in cash.

As of March 4, 2019, the Company began to trade on the Pink Sheet stocks system. Our bid price had closed below $0.01 for more than 30 consecutive calendar days. As of March 17, 2020, the Company commenced trading on the OTCQB Market ("OTCQB") after successfully up-listing from the OTC Pink Market.

On November 5, 2021, the Company held its 2021 Annual Meeting of Stockholders, where stockholders approved an increase in the authorized shares of common stock (“Common Stock”) from 120,000,000 to 740,000,000 shares. As such, the Company filed a Certificate of Amendment of Certificate of Incorporation with the Secretary of State of the State of Delaware on November 8, 2021. As a result of the increase, the Company an aggregate 750,000,000 authorized shares consisting of: (i) 740,000,000 shares of common stock, par value $0.0001 per share, and (ii) 10,000,000 shares of preferred stock, par value $0.0001 per share.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $5,472,688 and $6,379,838 for the years ended December 31, 2021 and 2020, respectively. Net cash used in operating activities was $1,462,515 and $1,950,870 for the years ended December 31, 2021 and 2020, respectively.

The Company anticipates that it will record losses from operations for the foreseeable future. As of December 31, 2021, the Company’s accumulated deficit was $160,314,038. The Company has limited capital resources, and operations to date have been funded with the proceeds from private equity and debt financings. These conditions raise substantial doubt about our ability to continue as a going concern.

The Company believes that its cash on hand will be sufficient to fund our operations only until May 31, 2022. The Company needs additional financing to implement our business plan and to service our ongoing operations and pay our current debts. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations, and divest all or a portion of our business. We may seek additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt. Equity financing, if obtained, could result in dilution to the Company’s then-existing stockholders and/or require such stockholders to waive certain rights and preferences. If such financing is not available on satisfactory terms, or is not available at all, the Company may be required to delay, scale back, eliminate the development of business opportunities and our operations and financial condition may be materially adversely affected.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES: ADOPTION OF ACCOUNTING STANDARDS

Basis of Presentation - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”).

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. Inter-Company items and transactions have been eliminated in consolidation.

Cash and Cash Equivalents - We classify highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit. At December 31, 2021, the Company had uninsured deposits in the amount of $108,948.

Accounts Receivable and Revenue – The company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which requires the application of the five-step-principles-based-accounting-model for revenue recognition. These steps include (1) a legally enforceable contract, written or unwritten is identified; (2) performance obligations in the contracts are identified; (3) the transaction price reflecting variable consideration, if any, is identified; (4) the transaction price is allocated to the performance obligations; and (5) revenue is recognized when the control of goods is transferred to the customer at a particular time or over time. Our hydroponic sales are cash or credit card. Our EZ-CLONE sales include credit, cash, 3% discount upon receipt within ten days and, we extend thirty day terms to select customers. We have not incurred any costs to acquire contracts that would require capitalization as of December 31, 2021 and 2020. Accounts receivable are reviewed periodically for collectability. As of December 31, 2021 and December 31, 2020, the Company has an allowance for doubtful accounts totaling $10,000 and $5,690, respectively.

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

Concentration of Credit and Sales Risk -

The Company had the following concentrations of credit and sales risk-

Customers with over 10% of sales- the Company had two customers of EZ-CLONE that represented approximately 53% and 15% of consolidated revenue for the year ended December 31, 2021.

Customers with over 10% of outstanding accounts receivable- one customer totaling 84.9% and 88.8% as of December 31, 2021 and 2020, respectively.

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

Goodwill - The Company reviews its acquired goodwill for impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. In reviewing its goodwill, the Company performs a qualitative analysis to determine if it is more-likely-than-not that the goodwill is impaired. If the qualitative analysis indicates that goodwill is likely impaired, the Company calculates the fair value of its goodwill by allocating the fair value of the business unit containing the goodwill to all its tangible and intangible assets and liabilities, with the residual fair value allocated to goodwill. The excess, if any, of the goodwill carrying value in excess of its fair value would be recognized as an impairment loss. Management has concluded that, based on a qualitative analysis, it is more-likely-than-not that goodwill has not been impaired as of December 31, 2021 and 2020.

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

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of December 31, 2021 and 2020 are based upon the short-term nature of the assets and liabilities. The Company’s derivative financial instruments are considered Level 3 instruments. See Note 12.

Derivative Financial Instruments –Pursuant to ASC 815 “Derivatives and Hedging”, the Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company then determines if embedded derivative must bifurcated and separately accounted for. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The variable conversion features of the Convertible Notes Payable  are considered derivatives, see Note 12. For derivative financial instruments, the Company uses the Binomial pricing model to value the derivative instruments at inception and on subsequent valuation dates. The Company uses the following assumptions when using the model: (i)risk-free interest rate of 1%; (ii) expected life of one year; (iii) expected dividend of 0%; and (iv) expected volatility ranging from 140% – 184%.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

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

As of December 31, 2021, there are warrants for the purchase of 686,666 shares of common shares at a $1.64 average exercise price. In addition, we have an unknown number of common shares to be issued under the convertible notes with Bucktown and Silverback Capital financing agreements and warrants because the number of shares ultimately issued depends on the price at which the holder converts its debt to shares and exercises its warrants. The lower the conversion or exercise prices, the more shares that will be issued to the holder upon the conversion of debt to shares. The Company will not know the exact number of shares of stock issued to the holder until the debt is actually converted to equity.

As of December 31, 2020, there were (i) stock option grants outstanding for the purchase of 506,667 common shares at an $1.496 average exercise price; and (ii) warrants for the purchase of 3,451,737 shares of common shares at a $2.428 average exercise price. In addition, the Company have an unknown number of common shares to be issued under the Crossover financing agreements in the case of default. In addition, the Company had an unknown number of common shares to be issued under the Chicago Venture, Iliad and St. George financing agreements because the number of shares ultimately issued to Chicago Venture depends on the price at which Chicago Venture converts its debt to shares and exercises its warrants. The lower the conversion or exercise prices, the more shares that will be issued to Chicago Venture upon the conversion of debt to shares.

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

Advertising – Advertising costs are charged to selling, general and administrative expenses as incurred. Advertising and marketing costs for the years ended December 31, 2021 and 2020 were $105,621 and $144,964, respectively.

Comprehensive loss – Comprehensive loss is defined as the change in equity of a business during a period from non-owner sources. There were no differences between net loss for the years ended December 31, 2021 and 2020 and comprehensive loss for those periods.

Research and Development Expenses – There are no research and development expenses for the years ended December 31, 2021 and 2020, respectively.

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

As of December 31, 2021 and 2020, the Company has recorded a liability of $2,131,000 for acquisition payable of which a $1,105,000 is payable in stock and $1,026,000 is payable in cash.

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

For accounting purposes, from the October 15, 2018 the Company consolidated EZ-Clone given their control and treated its obligation to acquire the remaining interest in EZ-Clone. The Company considers EZ-Clone considers EZ-Clone to be 100% owned. At December 31, 2020 and 2021 the Company has recorded $213,100 as a liability, $1,026,000 of which is due in cash and $1,105,000 is due in stock..

The fair value of the intangible assets associated with the assets acquired was $2,351,000 estimated by using a discounted cash flow approach based on future economic benefits. In summary, the estimate was based on a projected income approach and related discounted cash flows over five years, with applicable risk factors assigned to assumptions in the forecasted results.

NOTE 5 – INVENTORY

Inventory as of December 31, 2021 and 2020 consisted of the following:

	December 31, 2021	December 31, 2020
Raw materials	$723,834	$456,723
Work in proess	375,083	83,792
Finished goods	183,318	26,557
Inventory deposits	17,325	3,452
	$1,299,560	$570,524

Inventory consist of supplies for product lines at EZ-CLONE.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2021 and 2020 consists of the following:

	December 31, 2021	December 31, 2020
Machinery, equipment and tooling	$356,867	$356,867
Computer equipment	16,675	16,675
Leasehold equipment	14,702	14,702
Automobile	157,728
Total	$545,972	$388,244
Less accumulated depreciation and amortization	(296,066)	(258,914)
Net property and equipment	$249,906	$129,330

Total depreciation expense was $37,152 and $37,152 for the years ended December 31, 2021 and 2020, respectively. All equipment is used for manufacturing, selling, general and administrative purposes and accordingly all depreciation is classified in cost of goods sold, selling, general and administrative expenses.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets as of December 31, 2021 and 2020 consisted of the following:

	Estimated life	December 31, 2021	December 31, 2020
Customer lists	3.5 Years	$1,297,000	$1,297,000
Intellectual property	3.5 Years	1,054,000	1,054,000
Less accumulated amortization		(1,891,998)	(1,220,282)
		$459,002	$1,130,718

Goodwill	Indefinite	$781,749	$781,749

Total Intangibles and Goodwill		$1,240,751	$1,912,467

Total amortization expense was $671,716 and $671,716 for the years ended December 31, 2021 and 2020, respectively.

NOTE 8- LEASES

The Company previously entered into operating leases for warehouse and corporate facilities. These leases have terms which range from less than one to two years, and often include options to renew. These operating leases are listed as a separate line item on the Company's December 31, 2021 Consolidated Balance Sheet and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are also listed as separate line items on the Company's December 31, 2021 Consolidated Balance Sheet. As of December 31, 2021, total right-of-use assets and operating lease liabilities for remaining long-term lease was $407,166 and $427,137, respectively. During the years ended December 31, 2021 and 2020, the Company recognized approximately $232,524 and $222,984, respectively, in total lease costs for the lease.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Cash paid for ROU operating lease liability amounted to $230,385 and $211,575 for the years ended December 31, 2021 and December 31, 2020, respectively.

Minimum future lease payments as of December 31, 2021

Year ended	Amount
December 31, 2022	$232,741
December 31, 2023	236,352
$469,093
Imputed interest using 10%	(41,956)
Right of Use Liability	$427,137

NOTE 9- ACCOUNTS PAYABLE

Accounts payable were $1,146,344 and $1,146,195 as of December 31, 2021 and 2020, respectively. Such liabilities consisted of amounts due to vendors for inventory purchases, audit, legal and other expenses incurred by the Company.

NOTE 10- ACCRUED EXPENSES

Accrued expenses were $219,398 and $2,592,251 as of December 31, 2021 and 2020, respectively. Such liabilities consisted of amounts due to sales tax, payroll and restructuring expense liabilities. On April 5, 2021, the Company entered into a Warrant Settlement Agreement dated March 31, 2021 with St. George and Iliad to resolve a dispute regarding prior financings. The Company entered into a joint warrant settlement agreement with St. George and Iliad to resolve a dispute regarding prior financings wherein St. George and Iliad agreed once they have exercised the warrants for an aggregate 14,250,000 shares of stock valued at approximately $2,423,000, the balance of the warrant would be cancelled so long as the Company has increased its authorized common stock. This amount was adjusted in 2021 due to the fair value of the stock resulted in a gain (reversal of original amount recorded as a loss/liability) of $1,025,000.

NOTE 11 –NOTES PAYABLE

Notes Payable as of December 31, 2021 consisted of the following:

	Inteerest Rate	Principal	Accrued Interest	Balance
Government Assistance Notes
Economic Injury Disaster Loan (EZC)	3.75%	$149,900	$10,524	$160,424
Economic Injury Disaster Loan (GLI)	3.75%	149,900	15,652	165,552
Paycheck Protection Program	1%	362,500	6,350	368,850
Paycheck Protection Program	1%	337,050	3,118	340,168
		$999,350	$35,644	$1,034,994
Secured Promisory Note
Coomercial Bank	3.44%	$137,728	$-	$137,728

	Inteerest Rate	Principal	Accrued Interest	Discount	Balance
Convertible Promisory Notes
Bucktown 2-6-21	8%	$780,791	$10,303	$-	$791,094
Silverback 2-12-21	10%	1,125,118	82,308	-	1,207,426
Bucktown 8-25-21	8%	335,000	9,511	-	344,511
Bucktown 11-5-21	8%	225,000	2,665	-	227,665
		$2,465,909	$104,788	$-	$2,570,697
Amortizing Promisory Note
First Fire	12%	12,141	978	-	13,119
		$2,478,050	$105,766	$-	$2,583,816

Notes payable as of December 31, 2020 consisted of the following:

	Inteerest Rate	Principal	Accrued Interest	Balance
Government Assistance Notes
Economic Injury Disaster Loan (EZC)	3.75%	$149,900	$3,075	$152,975
Economic Injury Disaster Loan	3.75%	149,900	3,001	152,901
Paycheck Protection Program	1%	362,500	2,638	365,138
Paycheck Protection Program (EZC)	1%	203,329	1,371	204,700
		$865,629	$10,085	$875,714
Less long-term portion				485,679
Current portion of Government Assistance Notes				$390,035

Parties related to EZC founders		$49,144	$-	$49,144

	Inteerest Rate	Principal	Accrued Interest	Discount	Balance
Convertible Promisory Notes
Iliad 8-17-18	10%	$250,637	$319,982		$570,619
Odyssey 7-22-19	10%	$390,000	$59,595		$449,595
CVP 1-29-20	10%	$555,000	$50,088		$605,088
Silverback 9-1-20 (from Iliad)	10%	140,146	585		140,731
Silverback 11-18-20 (from Iliad)	10%	117,380	1,894		119,274
PowerUp Lending Group	12%	253,000	5,888	(13,912)	244,976
		$1,706,163	$438,032	$(13,912)	$2,130,283
Amortizing Promisory Note
Labrys	12%	592,144	986	(454,430)	138,700
EMA	12%	221,000	6,030	(87,535)	139,495
First Fire	12%	156,602	3,964	(73,891)	86,675
		$2,675,909	$449,012	$(629,768)	$2,495,153

Government Assistance Notes Payable

On April 17, 2020, the Company received $362,500 under the Paycheck Protection Program of the U.S. Small Business Administration’s (SBA) 7(a) Loan Program pursuant to the Coronavirus, Aid, Relief and Economic Security Act (CARES Act), Pub. Law 116-136, 134 Stat. 281 (2020). The interest rate is one percent (1%). At December 31, 2021 and December 31, 2020, the Company recorded interest expense of $3,712 and $2,638, respectively. The loan is due April 2022. The Company is utilizing the funds in accordance with the legal requirements and expects this loan to be forgiven during 2022.

On May 7, 2020, EZ-CLONE received $203,329 under the Paycheck Protection Program of the U.S. Small Business Administration’s 7(a) Loan Program pursuant to the Coronavirus, Aid, Relief and Economic Security Act (CARES Act), Pub. Law 116-136, 134 Stat. 281 (2020). The interest rate is one percent (1%). At December 31, 2021 and December 31, 2020, the Company recorded interest expense of $1,587 and $1,371, respectively. The loan is due April 2022. The Company is utilizing the funds in accordance with the legal requirements. This loan was forgiven in October 2021.

On June 19, 2020, the Company, including its EZ-CLONE subsidiary, received two loans totaling $299,800 under the Economic Injury Disaster Loan Program of the U.S. Small Business Administration’s 7(a) Loan Program pursuant to the Coronavirus, Aid, Relief and Economic Security Act (CARES Act), Pub. Law 116-136, 134 Stat. 281 (2020). Repayment terms on the loans are monthly principal and interest totaling approximately $1,392 over a 30-year term at 3.75%. In addition, the loan contains a 12-month payment deferral beginning on the loan date. There is no prepayment penalty on the EIDL loans. At December 31, 2021 and December 31, 2020, the Company recorded interest expense of $11,856 and $7,152, respectively.

On February 3, 2021, the Company received $337,050 under the Paycheck Protection Program of the U.S. Small Business Administration’s (SBA) 7(a) Loan Program pursuant to the Coronavirus, Aid, Relief and Economic Security Act (CARES Act), Pub. Law 116-136, 134 Stat. 281 (2020). The interest rate is one percent (1%). At December 31, 2021, the Company recorded interest expense of $3,113 at 1%. The loan is due February 2023. The Company is utilizing the funds in accordance with the legal requirements and expects this loan to be forgiven during 2023.

Convertible Promissory Notes

Chicago Venture Partners, L.P.

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

On April 5, 2021, the Company finalized a a joint Warrant Settlement Agreement with St. George Investments LLC (“St. George”) and Iliad Research and Trading, L.P. (“Iliad”) to resolve a dispute related the calculation of shares issuable under warrants issued in prior financings. In the Warrant Settlement Agreement, in exchange for certain covenants by the Company, St. George and Iliad agreed that upon the exercise of its warrant of up to 14,250,000 shares of the Company’s common stock they would cancel the balance of the warrant related to a February 9, 2018, subscription agreement. The Company recorded a loss on debt settlement of $2,423,000 for the year ended December 31, 2020 and accrued a liability for the future issuance of shares. During 2021, the Company issued the 14,250,000 shares of common stock in connection with the warrant settlement. The Company recognized a gain on settlement of $1,025,400 in 2021 when the fair value of the common shares issued were based on the stock price on the date of settlement.

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

The total amount of funding received under the Labrys Agreements, after deducting the $75,000 original issue discount and $42,250 of fees was $632,750. The Note required a payment of $250,000 on November 30, 2020, and $51,042 at each month end from December 2020 through November 30, 2021. The Company issued commitment shares of 1,662,000 shares related to the Labrys Agreement and the value of such shares are being treated as a discount and being amortized over the term of the note. The Debt was due on or before November 30, 2021. The Debt carried an interest rate of twelve percent (12%). Upon an event of default as defined in the agreement, the Debt was convertible into the Company’s common stock at the closing price the day before the conversion, subject to adjustment as provided for in the Note. The Company agreed to reserve 5,043,859 shares of its common stock for issuance if any Debt is converted.

Labrys Fund Amendment #2

On November 30, 2020, the Company entered into Amendment No. 2 of the Self-Amortization Promissory Note (“Amendment No. 2”) amendment that certain Self-Amortization Promissory Note originally issued by the Company to Labrys on August 31, 2020 (the “Note”). Amendment No. 2 included the following amendments to the Note:

1. The Company issued 550,000 restricted shares of the Company’s common stock (the “Amendment Shares”) to the Holder on or before December 2, 2020, and the value of such shares are being amortized as a debt discount through the remaining term of the note.

2. The first Amortization Payment (as defined in the Note) of $250,000 originally due on November 30, 2020, shall instead be due as follows: $125,000 was paid by December 3, 2020, and $125,000 is due on or before December 31, 2020.

Labrys Fund Amendment #3

On December 31, 2020, the Company entered into Amendment No. 3.  Pursuant to Amendment No. 3 the Company issued 340,000 restricted shares of the Company’s common stock (the “Amendment Shares”) and issued a common stock purchase warrant for the purchase of 1,033,057 shares of the Company’s common stock (the “Warrant”). The value of the Amendment shares, and the Warrant are being amortized as a debt discount through the remaining term of the note. In exchange for the Warrant and Amendment Shares, the outstanding payment of $125,000 owed on or before December 31, 2020 (as described in Amendment No. 2) (“Outstanding Payment”), was amended so that no payment was required and that the future monthly payments beginning in January 2021 through November 30, 2022, have been increased to $61,458 from $51,042. This Note was assumed by Silverback in 2021.

EMA Financial LLC

On October 2, 2020, the Company executed the following agreements with EMA Financial LLC : (i) Securities Purchase Agreement; and (ii) Self-Amortization Promissory Note for $221,000 (“Note”). The Note has an interest rate of twelve percent (12%). The Company made monthly payments in the amount of $19,550. The final payment was made on December 30, 2021.

FirstFire Global Opportunities Fund, LLC

On October 2, 2020, the Company executed the following agreements with FirstFire Global Opportunities Fund, LLC: (i) Securities Purchase Agreement; and (ii) Self-Amortization Promissory Note for $156,600 (“Note”). The Note has an interest rate of twelve percent (12%). The Company made monthly payments in the amount of $13,851. The final payment was made on January 12, 2022.

Silverback Capital Corporation

During 2020 Silverback Capital Corporation (“Silverback”) purchased from Iliad $993,855 of Iliad’s outstanding note balance with the Company. During the year ended December 31, 2020, Silverback Capital Corporation converted principal and accrued interest of $746,632 into 9,510,000 shares of our common stock at an average per share conversion price of $0.0757. The Company recognized $447,324 loss on Silverback debt conversions during the year ended December 31, 2020.

During the three months ended March 31, 2021, Silverback purchased all of the remaining outstanding notes the Company had with Chicago Ventures, Iliad and Odyssey of $1,139,182. Silverback assumed the terms of the original notes. On March 16, 2021, the Company executed the following agreements with Silverback: (i) Securities Purchase Agreement; and (ii) Convertible Promissory Note for $165,000.

The 10% Notes are convertible at the holder’s option into the Company’s common stock at 65% of the lower of $1.35 or the current fair market value of the stock. During the year ended December 31, 2021, Silverback converted principal and interest of $2,217,916 into 40,223,000 shares of our common stock at an average per share conversion price of $0.055. The Company recognized $2,442,903 loss on Silverback debt conversions during the year ended December 31, 2021.

Power Up Lending Group Ltd.

As of the beginning of 2020, the Company owed Power Up Lending Group Ltd (“Power Up”) $281,600. During 2020 the Company entered an additional $199,100 of convertible notes which were settled by year end. These $480,700 of notes were settled when $395,700 of notes were converted to common stock and a cash payment of $85,000 was made. As of December 31, 2020 the following Power Up convertible notes that the Company also entered into with Power Up on July 13, 2020, November 30, 2020, and December 8, 2020 for $253,000 to fund short-term working capital were still outstanding The Notes accrue interest at a rate of 12% per annum and became due in one year and are convertible into common stock at 75% of market value after six months. The Company received cash of $220,000 under these three notes after deducting original issue discount and fees.

During the year ended December 31, 2021, Power Up converted principal of $84,680 into 1,039,018 shares of our common stock at a per share conversion price of $0.082. The Company recognized a loss on the conversion of $87,698 which represents the difference between the closing price of the shares and the exercise price.

Bucktown Capital LLC

On February 26, 2021, the Company executed the following agreements with Bucktown Capital LLC (“Bucktown”): (i) Securities Purchase Agreement; (ii) Secured Convertible Promissory Note; and (iii) Security Agreement (collectively the “Bucktown Agreements”). The Company entered the Bucktown Agreements with the intent to acquire working capital to grow the Company’s businesses and to repay all outstanding obligations owed to: (i) Labrys in the amount of $615,333; and (ii) Power Up in the amount of $128,858.

The total amount of funding under the Bucktown Agreements is $3,088,000 as represented in the Secured Convertible Promissory Note (“Note”). The total purchase price for this Note is $2,850,000; the Note carries an aggregate original issue discount of $228,000 and a transaction expense amount of $10,000. The Note is comprised of two (2) tranches (each, a “Tranche”), consisting of (i) an initial Tranche in an amount equal to $928,000 and any interest, costs, fees or charges accrued thereon or added thereto under the terms of the Note and the Bucktown Agreements (the “Initial Tranche”), and (ii) an additional Tranche, which is exclusively dedicated for the purchase of the remaining equity interest in EZ-CLONE, in the amount of $2,160,000.00, plus any interest, costs, fees or charges accrued thereon or added thereto under the terms of the Note and the Bucktown Agreements (the “Subsequent Tranche”). The Initial Tranche shall correspond to $68,000 of the OID and the Transaction Expense Amount and may be converted into shares of Common Stock at any time after the Purchase Price Date. The Subsequent Tranche corresponds to the Investor Note and $160,000 of the aggregate OID. The Bucktown Agreement limits the shares to be held at any time not to exceed 9.9% of the Company’s outstanding shares.

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

On August 25, 2021, and on November 5, 2021, the Company entered into the following agreements with Bucktown: (i) Securities Purchase Agreements; (ii) Secured Convertible Promissory Notes; and (iii) Security Agreements. The total amount for these Notes is $560,000; the Note carries an aggregate original issue discount of $50,000 and a transaction expense amount of $10,000. The Notes have an interest rate of eight percent (8%). The Note is convertible, at Bucktown’s option, into the Company’s common stock at $0.10 per share (“Lender Conversion Price”), subject to adjustment as provided for in the Note. However, in the event the Market Capitalization (as defined in the Note) falls below the Minimum Market Capitalization the Lender Conversion Price shall equal the lower of the Lender Conversion Price and the Market Price as of any applicable date of Conversion.

During the year ended December 31, 2021, Bucktown converted principal of $200,000 into 8,583,691 shares of our common stock at a per share conversion price of $0.023. The Company recognized on loss on the conversion of $117,597 which represents the difference between the closing price of the shares and the exercise price.

The Company’s obligation to pay the Notes, or any portion thereof, are secured by all the Company’s assets.

NOTE 12 – DERIVATIVE LIABILITY

The Convertible Notes payable include a conversion feature that pursuant ASC 815 “Derivatives and Hedging”, has been identified as an embedded derivative financial instrument and which the Company accounts for under the fair value method of accounting.

If the conversion features of conventional convertible debt provide for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (BCF). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20. Debt with Conversion and Other Options. In those circumstances, the convertible debt is recorded net of the discount related to the BCF and the Company amortizes the discount to interest expense over the life of the debt using the effective interest method. The debt is convertible at range of 75% to 65% of the fair value of the Company’s common stock requiring the conversion feature to be bifurcated from the host debt contract and accounting for separately as a derivative, resulting in periodic revaluations. The notes underlying the derivatives are short term in nature and generally converted to stock in less than one year. The derivative is valued at period end with the key inputs being current stock price and the conversion feature.

There was a derivative liability of $2,583,816 and $1,101,436 as of December 31, 2021 and December 31, 2020, respectively. For the year ended December 31, 2021 and December 31, 2020, the Company recorded non-cash income of $973,101 and $199,479, respectively, related to the “change in fair value of derivative” expense related to the convertible note financing. These were the only changes in level 3 fair value instruments during such periods.

Derivative liability as of December 31, 2021 was as follows:

Balance, December 31, 2020	$1,101,436
Additions	1,402,519
Conversions	(1,778,784)
Change in fair value	973,101
Balance, December 31, 2021	$1,698,272

NOTE 13 – RELATED PARTY TRANSACTIONS AND CERTAIN RELATIONSHIPS

Since January 1, 2019, the Company engaged in the following reportable transactions with our directors, executive officers, holders of more than 5% of our voting securities, and affiliates or immediately family members of our directors, executive officers and holders of more than 5% of our voting securities.

Certain Relationships

Please see the transactions with Chicago Venture Partners, L.P. discussed in Notes 11 and 14.

Transactions with Marco Hegyi

On October 21, 2018, a 5-year Warrant for Mr. Hegyi to purchase up to 66,666 shares of our common stock at an exercise price of $1.50 per share vested. The warrant was valued at $390,000 and we recorded $178,750 as compensation expense for the year ended December 31, 2018. On October 15, 2018, Mr. Hegyi received Warrants to purchase up to 320,000 shares of the Company’s common stock at an exercise price of $1.80 per share and which vest on October 15, 2018, 2019 and 2020. The Warrants are exercisable for 5 years. The warrants that vested on October 15, 2019 and 2018 were valued at $192,000 and the Company recorded compensation expense of $78,000 for the year ended December 31, 2020.

On October 15, 2018, the Board of Directors approved an Employment Agreement with Marco Hegyi pursuant to which the Company engaged Mr. Hegyi as its Chief Executive Officer through October 15, 2021. See Note 17 for additional details.

Transaction with Thom Kozik

Mr. Kozik was appointed as a director on October 5, 2017. On April 16, 2020, the Company issued 20,000 shares of the Company’s common stock to Mr. Kozik valued at $0.295 per share or $5,900. On December 31, 2021, the Company issued 1,200,000 shares of the Company’s common stock to Mr. Kozik valued at $0.02 per share or $24,000. This issuance was an award for independent director services.

Notes Payable and Receivable Related Parties

EZ-CLONE had $49,144 due to relatives of the shareholders as of December 31, 2020. The amounts were repaid on May 10, 2021. At December 31, 2021 EZ-CLONE has $161,000 due from the two founders. The notes bear interest at 3% and are due in July 2041.

NOTE 14 – EQUITY

Authorized Capital Stock

On November 5, 2021, the Company held its 2021 Annual Meeting of Stockholders, where stockholders approved an increase in the authorized shares of common stock (“Common Stock”) from 120,000,000 to 740,000,000 shares. As such, the Company filed a Certificate of Amendment of Certificate of Incorporation with the Secretary of State of the State of Delaware on November 8, 2021. As a result of the increase, the Company an aggregate 750,000,000 authorized shares consisting of: (i) 740,000,000 shares of common stock, par value $0.0001 per share, and (ii) 10,000,000 shares of preferred stock, par value $0.0001 per share.

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

The purpose of authorizing our board of directors to issue non-voting preferred stock and determine our rights and preferences is to eliminate delays associated with a stockholder vote on specific issuances. The issuance of non-voting preferred stock, while providing flexibility in connection with possible acquisitions, future financings and other corporate purposes, could have the effect of making it more difficult for a third party to acquire or could discourage a third party from seeking to acquire, a majority of our outstanding voting stock. Other than the Series B and C Preferred Stock discussed below, there are no shares of preferred stock presently outstanding, and we have no present plans to issue any shares of preferred stock.

Capital Stock Issued and Outstanding

As of December 31, 2021, the Company had issued and outstanding securities of 117,952,697 shares of common stock.

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

During the year ended December 31, 2021, the Company had the following issuances of unregistered equity securities to accredited investors unless otherwise indicated:

Debt and accrued interest of $2,502,596 was converted into 49,845,718 shares of our common stock at an average per share conversion price of $0.099.

Liability settlements of $2,442,500 was converted into 14,250,000 shares of our common stock at an average per share conversion price of $0.097.

The Company issued 813,758 shares of the Company’s common stock in a cashless exercise of warrants.

The Company issued 1,200,000 shares of the Company’s common stock to Thom Kozik, valued at $0.02 per share or $24,000. This issuance was an annual award for independent director services.

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

Warrants

The Company had the following warrant activity during the year ended December 31, 2021:

On April 5, 2021, the Company finalized a joint Warrant Settlement Agreement with St. George Investments LLC (“St. George”) and Iliad Research and Trading, L.P. (“Iliad”) to resolve a dispute related the calculation of shares issuable under warrants issued in prior financings. In the Warrant Settlement Agreement, in exchange for certain covenants by the Company, St. George and Iliad agreed that upon the issuance of 14,250,000 shares of the Company’s common stock it would cancel the balance of the warrants related to previous subscription agreements. The Company recorded a loss on debt settlement of $2,423,000 for the year ended December 31, 2020 and accrued a liability for the future issuance of shares. On April 5, 2021, the Company issued 2,500,000 shares upon the exercise of the warrant to reduce by $425,000 its obligation. On May 7, 2021, the Company issued another 3,500,000 shares upon the exercise of the warrant to further reduce by $595,000 its debt settlement obligation. On June 10, 2021, the Company issued 3,750,000 shares upon the exercise of the warrant to reduce its obligation by $637,500. On August 23, 2021, the Company issued another 2,300,000 shares upon the exercise of the warrant to reduce its obligation by $391,000. On September 29, 2021, the Company issued 2,200,000 shares upon the exercise of the warrant to reduce its obligation by $374,000 and completely payoff the balance of its obligation. The Company received no proceeds from these April, May, June, August, and September 2021 cashless warrant exercises. During the quarter ended September 30, 2021, the Company recognized a gain on settlement of $571,060 when the fair value of the common shares issued were based on the stock price on the date of settlement. In addition, as final settlement the Company issued 813,758 shares of common stock related to the cashless exercise of warrants

The Company had the following warrant activity during the year ended December 31, 2020:

On December 31, 2020, the Company entered into Amendment No. 3 to the Self-Amortization Promissory Note (“Amendment No. 3”) as originally issued by the Company to Labrys on August 31, 2020 (the “Note”), Pursuant to Amendment No. 3 the Company issued a common stock purchase warrant for the purchase of 1,033,057 shares of the Company’s common stock (the “Warrant”) to the Holder on December 31, 2020. The exercise price is $0.121 or $125,000. The three year warrant expires on December 31, 2023.

The Company issued 154 shares of common stock related to the exercise of warrants for $485, or $3.151 per share.

On April 5, 2021, the Company finalized a joint Warrant Settlement Agreement dated March 31, 2021 with St. George and Iliad to settle a dispute regarding prior financings. The Company agreed to issue St. George 11,750,000 shares of the Company’s common stock to cancel a warrant related to a February 9, 2018 subscription agreement. The Company agreed to issue Iliad 2,500,000 shares of the Company’s common stock to cancel a warrant related to a October 15, 2018 securities Purchase agreement. We recorded a loss on debt settlement of $2,423,000 for the year ended December 31, 2020 and accrued the liability as of December 31, 2020.

A summary of the warrants activity as of December 31, 2021 is as follows:

	December 31, 2021
	Shares	Weighted Average Exercise Price
Outstanding on January 1, 2021	3,451,736	$2.464
Exercised	(1,138,344)	2.225
Forefeited	(1,626,726)	2.742
	686,666	$1.640
Exerciseable on December 31, 2021	686,666

Warrants had no intrinsic value as of December 31, 2021.

NOTE 15– STOCK OPTIONS

Description of Stock Option Plan

On November 5, 2021, at our annual shareholder meeting the Second Amended and Restated 2017 Stock Incentive Plan was adopted to increase the shares issuable under the plan from 1,333,333 to 75,000,000 shares. All terms of the Plan shall remain the same with the exception of the amount of shares reserved for issuance under the Plan. We have 75,000,000 shares available for issuance under the Second Amended and Restated 2017 Stock Incentive Plan. The Company had no outstanding stock options as of December 31, 2021; and, had outstanding unexercised stock option grants totaling 506,667 shares at an average exercise price of $1.496 per share as of December 31, 2020, all of which were forfeited in 2021. The Company filed registration statements on Form S-8 to register 1,333,333 shares of our common stock related to the 2017 Stock Incentive Plan and First Amended and Restated 2017 Stock Incentive Plan.

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

Stock Option Activity

During the year ended December 31, 2020, the Company had the following stock option activity:

Stock option grants for 506,667 and 43,333 shares of common stock expired in the year ended December 31, 2021 and December 31, 2020, respectively. No options to purchase common shares were exercised during either year.

As of December 31, 2021, and December 31, 2020, there are zero and 506,667, respectively, options to purchase common stock at an average exercise price of $1.496 per share outstanding under the 2017 Amended and Restated Stock Incentive Plan. The Company recorded $15,475 and $47,170 of compensation expense, net of related tax effects, relative to stock options for the year ended December 31, 2021and 2020 in accordance with ASC Topic 718.

NOTE 16 - SEGMENT REPORTING

The management of the Company consider the business to have one operating segment for the year ended December 31, 2021. The management of the Company considers the business to have two operating segments (i) the distribution of GrowLife products and GrowLife, Inc. and (ii) EZ-CLONE, a manufacturer of cloning products. EZ-CLONE has provided the majority of the Company’s gross margins during 2020. The financial results from GrowLife products has been diminishing with the Company’s focus on EZ-CLONE.

The reporting for the year ended December 31, 2020, was as follows (in thousands):

Segment	Revenue	Gross Margin	Operating Profit (Loss)	Assets
GrowLife	$1,568	$314	$(2,465)	$108
EZ-CLONE Enterprises	5,433	2,666	575	4,247
Total	$7,001	$2,980	$(1,890)	$4,355

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

The Complaint also alleges that the Company and its Officers made certain false representations and other claims to consummate the Transaction and as a result has failed to complete the second closing as required under Purchase and Sale Agreement. As of December 4, 2020, the company’s officers were dismissed from the case. The Plaintiffs are seeking rescission of the Purchase and Sale Agreement, unspecified damages in excess of ten thousand dollars, and other equitable relief. The parties provided legal briefs to the Federal court to determine if rescission should be granted.  The Court did not reach a decision on this issue, and denied without prejudice, the Company’s effort to reverse the preliminary injunction. The Company is currently reviewing whether to pursue the matter further and engaging in settlement discussions. We cannot determine the outcome of these proceedings.

As of December 31, 2021, the Company recorded a liability of $2,131,000 for acquisition payable of which a $1,105,000 is payable in stock and $1,026,000 is payable in cash.

On April 23, 2021, the Company was notified that it was in default on its notes held by Silverback Capital Corporation. The reason for the default was the Company’s inability to provide the reserve share requirement as specified in the notes. The penalty for the reserve share default was an increase in the outstanding note balances by 15%, an increase in the conversion discount by 5%, and a default interest rate on the outstanding note balances of 22%. The company recorded such amounts as debt extinguishment and as all amount were considered due on demand, such amount was expensed.

As a result of the reserve share default, on May 7, 2021, Silverback demanded immediate payment in full of all their notes. On May 10, 2021, when Silverback had not been paid in full, Silverback presented another default notice for lack of payment. The penalty for the non-payment default was an increase in the outstanding note balances by another 15%, an additional increase in the conversion discount by 5%, and a default interest rate on the outstanding note balances of 22%. The company recorded such amount as debt extinguishment and as all amounts were considered due in demand, such amount was immediately expensed.

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

The Employment Agreements for Mr. Hegyi expired October 15, 2021

NOTE 18 – INCOME TAXES

The Company has incurred losses since inception, which have generated net operating loss carryforwards. The net operating loss carryforwards arise solely from United States sources. EZ-CLONE currently files its own separate tax return as it does not meet the qualifications for being included in the Company’s consolidated tax returns. Taxable losses and the future benefit of EZ-CLONE losses since our transaction with them in October 2018 have not been material through 2019. During 2021 and 2020 EZ-CLONE generated taxable income and our current tax expense below relates to estimated taxes owed by EZ-CLONE.

The Company has net operating loss carryforwards of approximately $25.8 million of which $14.1 million related to years prior to 2018 which expire in 2022 through -2038. Because it is not more likely than not that sufficient tax earnings will be generated to utilize the net operating loss carryforwards, the deferred tax asset related to the net operating loss carryforwards has a corresponding 100% valuation allowance. Additionally, under the Tax Reform Act of 1986, the amounts of, and benefits from, net operating losses may be limited in certain circumstances, including a change in control.

Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. There can be no assurance that the Company will be able to utilize any net operating loss carryforwards in the future. The Company is subject to possible tax examination for the years 2014 through 2021.

For the year ended December 31, 2020 the Company’s effective tax rate was 4% which is higher than expected because the Company’s subsidiary EZ-CLONE files its own tax return and generated taxable income for the year. In accordance with the ASC 740, “Accounting for income taxes”, and in connection with the acquisition of EZ-CLONE the Company recorded a deferred tax liability of $587,750 related to the inside basis difference between book and tax basis of intangible assets acquired. Beginning in 2019, the deferred tax liability is reduced as the intangible assets are reduced. The reduction of the deferred tax liability resulted in a tax benefit of $117,550 in 2021 and 2020. As of December 31, 2021 and 2020 the deferred tax liability totals $235,097 and $352,649, respectively.

For the years ended December 31, 2021 and 2020, income tax (expense) benefit consisted of the following:

	2021	2020
Current income tax (expense)
Federal	(189,333)	$(263,982)
State	(79,905)	(85,520)
Total current tax (expense)	(269,238)	(349,502)
Deferred tax benefit
Federal	210,925	117,550
State	80,900	-
Total deferred benefit	291,825	117,550
Total income tax (expense)	$(22,587)	$(231,952)

The principal components of the Company’s deferred tax assets and liabilities at December 31, 2021 and 2020 are as follows:

	2021	2020
Net operating loss carryforwards	$7,018,000	$5,232,524
Less valuation allowance	(7,018,000)	(5,232,524)
Net deferred tax asset	-	-
Deferred tax liability - intangible basis	(106,000)	(352,649)
Net deferred tax liability	$(106,000)	$(352,649)

A reconciliation of the United States Federal Statutory rate to the Company’s effective tax rate for the years ended December 31, 2021 and 2020 is as follows:

	2021	2020
Federal statutory rate	21%	21%
State statutory rate	6%	6%
Non-deductible interest and loss on extinguishment	-24%	-27%
Change in valuation allowance	-6%	-6%
Change in fair value of derivatives	3%	2%
Effective tax (expense) rate	0%	-4%

NOTE 19– SUBSEQUENT EVENTS

The Company evaluates subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements are available.

These were the material events after December 31, 2021:

Securities Purchase Agreements and Convertible Promissory Notes

On January 4, 2022 and on March 8, 2022 the Company executed the following agreements with Sixth Street Lending, LLC:

(i) Securities Purchase Agreement; and (ii) Convertible Promissory Note; an (collectively the “Sixth Street Agreements”).

The total amount of funding under the Sixth Street Agreements is $275,000 as represented in the Convertible Promissory Notes (“Note”). The total purchase price for these Notes are $310,200; the Notes carry an aggregate original issue discount of $28,200 and a transaction expense amount of $7,000. The Notes have maturity dates one year from the date of execution. The Notes have an interest rate of eight percent (8%). The Notes are convertible, at Sixth Street’s option, into the Company’s common stock at a 25% discount to market price (“Lender Conversion Price”), subject to adjustment as provided for in the Note.

Debt Conversions

On January 4, 2022, Silverback Capital Corporation converted principal and accrued interest of $50,400 into 4,800,000 shares of the Company’s common stock at a per share conversion price of $0.0105.

On February 10, 2022, Bucktown converted principal and accrued interest of $180,000 into 11,764,706 shares of the Company’s common stock at a per share conversion price of $0.0153.

On March 22, 2022, Silverback converted principal and accrued interest of $126,500 into 11,000,000 shares of the Company’s common stock at a per share conversion price of $0.0115.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, GrowLife, Inc. (the "Registrant") has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GROWLIFE, INC.

Date: May 16, 2022	By:	/s/ Marco Hegyi
Marco Hegyi
Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Marco Hegyi
Marco Hegyi
(Interim Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURES	TITLE	DATE

/s/ Marco Hegyi	Chief Executive Officer and Director	May 16, 2022
Marco Hegyi	(Principal Executive Officer)

/s/ Marco Hegyi	Interim Principal Financial/Accounting Officer	May 16, 2022
Marco Hegyi

/s/ Thom Kozik	Director	May 16, 2022
Thom Kozik

29