Form 10-Q
period 2022-03-31
GROWLIFE, INC.
filed 2022-05-23
CIK 1161582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period

March 31, 2022

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

As of May 15, 2022, there were 145,517,394 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

ITEM 1. FINANCIAL STATEMENTS

GROWLIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$448,627	$363,863
Accounts receivable - trade, net of allowance for doubtful accounts of $3,900 and $10,000 As of 3/31/22 and 12/31/21, respectively	39,156	366,789
Inventory	1,223,515	1,299,560
Deposits	18,995	18,995
Total current assets	1,730,293	2,049,207

Property and equipment, net	235,918	249,906
Intangible assets, net	291,073	459,002
Goodwill	781,749	781,749
Other receivables from related parties	161,000	161,000
Operating lease right of use asset	357,610	407,166
TOTAL ASSETS	$3,557,643	$4,108,030

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES:
Accounts payable - trade	992,113	1,146,344
Accrued expenses	194,188	219,398
Notes payable- PPP/EIDL loans, current	870,757	1,034,994
Note payable to bank	132,538	137,728
Derivative liability	1,604,630	1,698,272
Convertible notes payable, net	2,474,557	2,583,816
Acquisition of EZ-CLONE Enterprises, Inc. payable in cash	1,026,000	1,026,000
Acquisition of EZ-CLONE Enterprises, Inc. payable in common stock	1,105,000	1,105,000
Current portion of operating lease right of use liability	204,652	197,915
Federal and state income taxes payable	556,952	556,952
Total current liabilities	9,161,587	9,706,419

LONG TERM LIABILITIES:
Deferred tax liability	71,000	106,000
Non-current portion of operating lease right of use liability	172,929	229,222
Total long term liabilities	243,929	335,222

STOCKHOLDERS' DEFICIT
Preferred stock - $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding at 3/31/2022 and 12/31/201, respectively
Common stock - $0.0001 par value, 740,000,000 shares authorized, 145,517,394 and 117,949,694 shares issued and outstanding at 3/31/2022 and 12/31/2021 , respectively	397,954	395,198
Additional paid in capital	154,677,287	153,985,229
Accumulated deficit	(160,923,114)	(160,314,038)
Total stockholders' deficit	(5,847,873)	(5,933,611)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,557,643	$4,108,030

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31, 2022	March 31, 2021

NET REVENUE	$860,356	$1,672,946
Cost of goods sold	442,664	776,644
Gross Profit	417,692	896,302
Operating expenses	993,879	1,060,432
Loss from operations	(576,187)	(164,130)

OTHER INCOME (EXPENSE):
Change in fair value of derivative	(78,051)	(61,419)
Interest expense, net	(137,238)	(783,506)
Loss on debt conversions, net	(18,154)	(1,730,838)
Gain on forgiveness of debt	165,553
Total other expense, net	(67,890)	(2,575,763)

LOSS BEFORE INCOME TAXES	(644,077)	(2,739,893)

Income taxes	35,000	(136,788)

NET LOSS	$(609,077)	$(2,876,681)

Basic and diluted loss per share	$(0.00)	$(0.05)

Weighted average shares of common stock outstanding- basic and diluted	130,183,544	59,450,818

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)

					Total
	Common Stock		Additional Paid	Accumulated	Stockholders'
	Shares	Amount	in Capital	Deficit	(Deficit)

Balance as of December 31, 2020	51,843,221	$388,586	$147,278,311	$(154,841,370)	$(7,174,472)

Stock based compensation for stock options	-	-	5,643	-	5,643
Stock based compensation for warrants	-	-	-	-	-
Shares issued for services rendered	-	-	-	-	-
Shares issued for convertible note and interest conversion	15,339,018	1,534	3,158,064	-	3,159,597
Shares issued for convertible note commitment fee	-	-	-	-	-
Net loss for the three months ended March 31, 2021	-	-	-	(2,876,681)	(2,876,681)
Balance as of March 31, 2021	67,182,239	$390,120	$150,442,018	$(157,718,051)	$(6,885,913)

Balance as of December 31, 2021	117,949,694	$395,198	$153,985,229	$(160,314,038)	$(5,933,611)

Shares issued for convertible note conversion	27,567,700	2,756	692,059		694,815
Shares issued for convertible note commitment fee					-
Net loss for the three months ended March 31, 2022				(609,077)	(609,077)
Balance as of March 31, 2022	145,517,394	$397,954	$154,677,287	$(160,923,114)	$(5,847,873)

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31, 2022	March 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(609,077)	$(2,876,681)
Adjustments to reconcile net loss to net cash (used in) operating activities
Depreciation expense	13,988	8,998
Amortization of intangible assets	167,929	167,929
Share-based compensation expense	-	5,643
Non Cash Interest Expense	141,078	722,316
Loss on debt Conversion	18,154	1,730,838
Change in fair value of derivative	78,051	61419
Loss on debt settlement
Gain on forgiveness of debt	(165,553)
Changes in operating assets and liabilities:
Accounts receivable	327,633	432,057
Inventory	76,045	(299,338)
Other assets		-
Deposits		-
Right of use, net		1,671
Accounts payable	(154,231)	15,806
Accrued expenses	(25,210)	(1,357)
Change in deferred taxes	(35,000)	(29,388)
Change in federal and state taxes payable		166,176
Cash Used in operating activities	(166,193)	106,089

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of PP&E		-
Cash Used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Warrant exercise
Payment of notes	(19,043)	(1,049,004)
Proceeds from notes payable	270,000	2,085,455
Proceeds from issuance of common stock
Net cash provided by financing activities	250,957	1,036,451

NET CHANGE IN CASH AND CASH EQUIVALENTS	84,764	1,142,540

CASH AND CASH EQUIVALENTS, beginning of period	363,863	383,144

CASH AND CASH EQUIVALENTS, end of period	$448,627	$1,525,684

Non-cash investing and financing activities:
Fair value of shares issued for convertible note and interest conversion	$676,661	$1,428,759
Fair value of derivaitives as debt discount	$142,238

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

On September 15, 2020, the Company received notice that William Blackburn and Brad Mickelsen (“Plaintiffs”), minority shareholders of EZ-CLONE Enterprises, Inc., a majority owned subsidiary of the Company, filed a complaint against the Company and its officers in the Superior Court of California, County of Sacramento (“Complaint”) for claims related to breach under the Purchase and Sale Agreement dated October 15, 2018 between the Company and Plaintiffs. The Complaint also alleges that the Company and its Officers made certain false representations and other claims to consummate the Transaction and as a result has failed to complete the second closing as required under Purchase and Sale Agreement. The Plaintiffs are seeking rescission of the Purchase and Sale Agreement, unspecified damages in excess of ten thousand dollars, and other equitable relief. As of December 4, 2020, the Company’s officers were dismissed from the case. The Plaintiffs are seeking rescission of the Purchase and Sale Agreement, unspecified damages in excess of ten thousand dollars, and other equitable relief. See Note 17 for description of Legal Proceedings.

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

At March 31, 2022 and December 31, 2020, the Company had recorded a liability of $2,131,000 for acquisition payable of which a $1,105,000 is payable in stock and $1,026,000 is payable in cash.

On October 9, 2019, the Company approved the reduction of authorized capital stock, whereby the total number of the Company’s authorized common stock decreased from 6,000,000,000 by a ratio of 1 for 50, to 120,000,000 shares. The reverse stock split of 1 for 150 was effective at the open of business on November 27, 2019, whereupon the shares of common stock began trading on a split-adjusted basis. The Company’s CUSIP number for the Company’s common stock changed to 39985X203. All warrant, option, share and per share information in this Form 10-K gives retroactive effect to the 1-for-150 reverse split with all numbers rounded up to the nearest whole share.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $609,077 and $2,876,681 for the three months ended March 31, 2022 and 2021, respectively. Net cash used in operating activities was $166,193 for the three months ended March 31, 2022. Net cash provided by operations was $106,089 for the three months ended March 31, 2021.

The Company anticipates that it will record losses from operations for the foreseeable future. As of March 31, 2022, the Company’s accumulated deficit was $161 million. The Company has limited capital resources, and operations to date have been funded with the proceeds from private equity and debt financings. These conditions raise substantial doubt about our ability to continue as a going concern.

The Company believes that its cash on hand will be sufficient to fund our operations only until July 31, 2022. The Company needs additional financing to implement our business plan and to service our ongoing operations and pay our current debts. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations, and divest all or a portion of our business. We may seek additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt. Equity financing, if obtained, could result in dilution to the Company’s then-existing stockholders and/or require such stockholders to waive certain rights and preferences. If such financing is not available on satisfactory terms, or is not available at all, the Company may be required to delay, scale back, eliminate the development of business opportunities and our operations and financial condition may be materially adversely affected. See Note 19 – Subsequent Events.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES: ADOPTION OF ACCOUNTING STANDARDS

Basis of Presentation - The condensed consolidated financial statements of the Company and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of the condensed consolidated financial statements have been included. Such adjustments are of a normal, recurring nature. The condensed consolidated financial statements, and the accompanying notes, are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and do not contain certain information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Therefore, the interim condensed consolidated financial statements should be read in conjunction with that Annual Report on Form 10-K.

The Company has evaluated subsequent events through the date of the filing of its Form 10-Q with the Securities and Exchange Commission. Other than those events disclosed in Note 19, the Company is not aware of any other significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Company’s financial statements.

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

Accounts Receivable and Revenue – The company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which requires the application of the five-step-principles-based-accounting-model for revenue recognition. These steps include (1) a legally enforceable contract, written or unwritten is identified; (2) performance obligations in the contracts are identified; (3) the transaction price reflecting variable consideration, if any, is identified; (4) the transaction price is allocated to the performance obligations; and (5) revenue is recognized when the control of goods is transferred to the customer at a particular time or over time. Our hydroponic sales are cash or credit card. Our EZ-CLONE sales include credit, cash, 3% discount upon receipt within ten days and, we extend thirty day terms to select customers. We have not incurred any costs to acquire contracts that would require capitalization as of March 31, 2022 and 2021. Accounts receivable are reviewed periodically for collectability. As of March 31, 2022 and December 31, 2021, the Company has an allowance for doubtful accounts totaling $3,899 and $10,000, respectively.

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

Concentration of Credit and Sales Risk -

The Company had the following concentrations of credit and sales risk-

Customers with over 10% of sales- the Company had two customers of EZ-CLONE that represented approximately 48% and 15% of consolidated revenue for the year three months ended March 31, 2022.

Customers with over 10% of outstanding accounts receivable- one customer totaling 63% and 70% as of March 31, 2022 and 2021, respectively.

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

Goodwill - The Company reviews its acquired goodwill for impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. In reviewing its goodwill, the Company performs a qualitative analysis to determine if it is more-likely-than-not that the goodwill is impaired. If the qualitative analysis indicates that goodwill is likely impaired, the Company calculates the fair value of its goodwill by allocating the fair value of the business unit containing the goodwill to all its tangible and intangible assets and liabilities, with the residual fair value allocated to goodwill. The excess, if any, of the goodwill carrying value in excess of its fair value would be recognized as an impairment loss. Management has concluded that, based on a qualitative analysis, it is more-likely-than-not that goodwill has not been impaired as of March 31, 2022 or December 31, 2021.

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

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of March 31, 2022, and December 31, 2021 are based upon the short-term nature of the assets and liabilities. The Company’s derivative financial instruments are considered Level 3 instruments. See Note 12.

Derivative Financial Instruments –Pursuant to ASC 815 “Derivatives and Hedging”, the Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company then determines if embedded derivative must bifurcated and separately accounted for. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The variable conversion features of the Convertible Notes Payable  are considered derivatives, see Note 12. For derivative financial instruments, the Company uses the Binomial pricing model to value the derivative instruments at inception and on subsequent valuation dates. The Company uses the following assumptions when using the model: (i) risk-free interest rate of 1%; (ii) expected life of one year; (iii) expected dividend of 0%; and (iv) expected volatility ranging from 110% – 134%.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

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

Convertible Securities – Based upon ASC 815-15, we have adopted a sequencing approach regarding the application of ASC 815-40 to convertible securities issued after September 30, 2015. We will evaluate our contracts based upon the earliest issuance date.

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

As of March 31, 2022, there are warrants for the purchase of 686,666 shares of common shares at a $1.64 average exercise price. In addition, we have an unknown number of common shares to be issued under the convertible notes financing agreements because the number of shares ultimately issued depends on the price at which the holder converts its debt to shares and exercises its warrants. The lower the conversion or exercise prices, the more shares that will be issued to the holder upon the conversion of debt to shares. The Company will not know the exact number of shares of stock issued to the holder until the debt is actually converted to equity.

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

Advertising – Advertising costs are charged to operating expenses as incurred. Advertising and marketing costs for the three months ended March 31, 2022 were $59,036.

Comprehensive loss – Comprehensive loss is defined as the change in equity of a business during a period from non-owner sources. There were no differences between net loss for the three months ended March 31, 2022 and 2021 and comprehensive loss for those periods.

Research and Development Expenses – There are no research and development expenses for the three months ended March 31, 2022 and 2021, respectively.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). The amendment is meant to simplify the accounting for convertible instruments by removing certain separation models in subtopic 470-20 for convertible instruments. The amendment also changed the method used to calculate dilutes EPS for convertible instruments and for instruments that may be settled in cash. The amendment is effective for years beginning after December 15, 2021, with early adoption for years beginning after December 15, 2020 including interim periods for those fiscal years. The Company adopted this standard on January 1, 2022, noting no material impact.

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

On September 15, 2020, the Company received notice that William Blackburn and Brad Mickelsen (“Plaintiffs”), minority shareholders of EZ-CLONE Enterprises, Inc., a majority owned subsidiary of the Company, filed a complaint against the Company and its officers in the Superior Court of California, County of Sacramento (“Complaint”) for claims related to breach under the Purchase and Sale Agreement dated October 15, 2018 between the Company and Plaintiffs. As of December 4, 2020, the Company’s officers were dismissed from the case. The Plaintiffs are seeking rescission of the Purchase and Sale Agreement, unspecified damages in excess of ten thousand dollars, and other equitable relief. See Note 17 for description of Legal Proceedings.

As of March 31, 2022 and December 31, 2021, the Company has recorded a liability of $2,131,000 for acquisition payable of which a $1,105,000 is payable in stock and $1,026,000 is payable in cash.

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

For accounting purposes, from the October 15, 2018 the Company consolidated EZ-Clone given their control and treated its obligation to acquire the remaining interest in EZ-Clone. The Company considers EZ-Clone considers EZ-Clone to be 100% owned. At March 31, 2022 and December 31, 2021 the Company has recorded $2,131,000 as a liability, $1,026,000 of which is due in cash and $1,105,000 is due in stock.

The fair value of the intangible assets associated with the assets acquired was $2,351,000 estimated by using a discounted cash flow approach based on future economic benefits. In summary, the estimate was based on a projected income approach and related discounted cash flows over five years, with applicable risk factors assigned to assumptions in the forecasted results.

NOTE 5 – INVENTORY

Inventory as of March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
Raw materials	$740,729	$723,834
Work in process	335,451	375,083
Finished goods	130,011	183,318
Inventory deposits	17,324	17,325
	$1,223,515	$1,299,560

Inventory consist of supplies for product lines at EZ-CLONE.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2022 and December 31, 2021 consists of the following:

	March 31, 2022	December 31, 2021
Machinery, equipment and tooling	$356,867	$356,867
Computer equipment	16,675	16,675
Leasehold equipment	14,702	14,702
Automobile	157,728	157,728
Total	$545,972	$545,972
Less accumulated depreciation and amortization	(310,054)	(296,066)
Net property and equipment	$235,918	$249,906

Total depreciation expense was $13,988 and $8,988 for the three months ended March 31, 2022 and for the year ended December 31, 2021, respectively. All equipment is used for manufacturing, selling, general and administrative purposes and accordingly all depreciation is classified in cost of goods sold, selling, general and administrative expenses.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets as of March 31, 2022 and December 31, 2021 consisted of the following:

	Estimated life	March 31, 2022	December 31, 2021
Customer lists	3.5 Years	$1,297,000	$1,297,000
Intellectual property	3.5 Years	1,054,000	1,054,000
Less accumulated amortization		(2,059,927)	(1,891,998)
		$291,073	$459,002
Goodwill	Indefinite
		$781,749	$781,749
Total Intangibles and Goodwill		$1,072,822	$1,240,751

Total amortization expense was $167,929 and $167,929 for the three months ended March 31, 2022 and 2021, respectively.

NOTE 8- LEASES

The Company previously entered into operating leases for warehouse and corporate facilities. These leases have terms which range from two to five years, and often include options to renew. These operating leases rights are listed as separate line items on the Company’s March 31, 2022 Consolidated Balance Sheet and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are also listed as separate line items on the Company’s March 31, 2022 Consolidated Balance Sheet. Based on the present value of the lease payments for the remaining lease term of the Company’s existing leases, the Company recognized right-of-use assets and lease liabilities for operating leases of approximately $1,378,000 on January 1, 2019. Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. As of March 31, 2022, total right-of-use assets and operating lease liabilities for remaining long-term lease was $357,610 and $377,581, respectively. During the three months ended March 31, 2022 and 2021, the Company recognized approximately $59,000 in total lease costs for the leases.

NOTE 9- ACCOUNTS PAYABLE

Accounts payable were $992,113 and $1,146,344 as of March 31, 2022, and December 31, 2021, respectively. Such liabilities consisted of amounts due to vendors for inventory purchases, audit, legal and other expenses incurred by the Company.

NOTE 10- ACCRUED EXPENSES

Accrued expenses were $194,188 and $219,398 as of March 31, 2022, and December 31, 2021, respectively. Such liabilities consisted of amounts due to sales tax, payroll and restructuring expense liabilities.

NOTE 11 –NOTES PAYABLE

Notes Payable as of March 31, 2022 consisted of the following:

	Interest Rate	Principal	Accrued Interest	Balance
Government Assistance Notes
Economic Injury Disaster Loan (EZC)	3.75%	$149,900	$10,524	$160,424
Paycheck Protection Program	1%	362,500	6,818	369,318
Paycheck Protection Program	1%	337,050	3,965	341,015
		$849,450	$21,307	$870,757
Secured Promisory Note
Comercial Bank	3.44%	$132,538	$-	$132,538

	Inteerest Rate	Principal	Accrued Interest	Discount	Balance
Convertible Promisory Notes
Bucktown 2-6-21	8%	$600,791	$24,312	$-	$625,103
Silverback 2-12-21	10%	948,218	147,139	-	1,095,357
Bucktown 8-25-21	8%	335,000	16,470	-	351,470
Bucktown 11-5-21	8%	225,000	7,282	-	232,282
Sixth Street 1-4-22	8%	223,850	$4,319	$(95,515)	132,654
Sixth Street 3-11-22	8%	86,350	$442	$(48,901)	37,891

		$2,419,209	$199,964	$(144,416)	$2,474,757

Notes payable as of December 31, 2021 consisted of the following:

	Inteerest Rate	Principal	Accrued Interest	Balance
Government Assistance Notes
Economic Injury Disaster Loan (EZC)	3.75%	$149,900	$10,524	$160,424
Economic Injury Disaster Loan (GLI)	3.75%	149,900	15,652	165,552
Paycheck Protection Program	1%	362,500	6,350	368,850
Paycheck Protection Program	1%	337,050	3,118	340,168
		$999,350	$35,644	$1,034,994
Secured Promisory Note
Comercial Bank	3.44%	$137,728	$-	$137,728

	Inteerest Rate	Principal	Accrued Interest	Discount	Balance
Convertible Promisory Notes
Bucktown 2-6-21	8%	$780,791	$10,303	$-	$791,094
Silverback 2-12-21	10%	1,125,118	82,308	-	1,207,426
Bucktown 8-25-21	8%	335,000	9,511	-	344,511
Bucktown 11-5-21	8%	225,000	2,666	-	227,666
		$2,465,909	$104,788	$-	$2,570,697
Amortizing Promisory Note
First Fire	12%	12,141	978	-	13,119
		$2,478,050	$105,766	$-	$2,583,816

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

On June 19, 2020, the Company, including its EZ-CLONE subsidiary, received two loans totaling $299,800 under the Economic Injury Disaster Loan Program of the U.S. Small Business Administration’s 7(a) Loan Program pursuant to the Coronavirus, Aid, Relief and Economic Security Act (CARES Act), Pub. Law 116-136, 134 Stat. 281 (2020). Repayment terms on the loans are monthly principal and interest totaling approximately $1,392 over a 30-year term at 3.75%. In addition, the loan contains a 12-month payment deferral beginning on the loan date. There is no prepayment penalty on the EIDL loans. One of the EIDL loans was forgiven in February 2022.

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

Convertible Promissory Notes

FirstFire Global Opportunities Fund, LLC

On October 2, 2020, the Company executed the following agreements with FirstFire Global Opportunities Fund, LLC: (i) Securities Purchase Agreement; and (ii) Self-Amortization Promissory Note for $156,600 (“Note”). The Note has an interest rate of twelve percent (12%). The Company makes monthly payments in the amount of $13,851. The final payment was made on January 12, 2022.

Silverback Capital Corporation

During 2020 Silverback Capital Corporation (“Silverback”) purchased from Iliad $993,855 of Iliad’s outstanding note balance with the Company. During the three months ended March 31, 2021, Silverback purchased all the remaining outstanding notes the Company had with Chicago Ventures, Iliad and Odyssey of $1,139,182. Silverback assumed the terms of the original notes. On March 16, 2021, the Company executed the following agreements with Silverback: (i) Securities Purchase Agreement; and (ii) Convertible Promissory Note for $165,000.

The 10% Notes are convertible at the holder’s option into the Company’s common stock at 65% of the lower of $1.35 or the current fair market value of the stock. During the three months ended March 31, 2022, Silverback converted principal and interest of $176,900 into 15,800,000 shares of our common stock at an average per share conversion price of $0.0112.

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

During the three months ended March 31, 2022, Bucktown converted principal of $180,000 into 11,767,700 shares of our common stock at a per share conversion price of $0.0153.

The Company’s obligation to pay the Notes, or any portion thereof, are secured by all the Company’s assets.

Sixth Street Lending LLC

On January 4, 2022, and on March 11, 2022, the Company entered into the following agreements with Sixth Street Lending: (i) Securities Purchase Agreements; and (ii) Secured Convertible Promissory Notes. The total amount for these Notes is $310,200; the Note carries an aggregate original issue discount of $32,500 and a transaction expense amount of $7,700. The Notes have an interest rate of eight percent (8%). The Note is convertible, at Sixth Street’s option, into the Company’s common stock at a 25% discount from the market price. Based on the variable conversion price, the Company recorded initial derivative liabilities and an increase in the debt discount.

NOTE 12 – DERIVATIVE LIABILITY

The Convertible Notes payable include a conversion feature that pursuant ASC 815 “Derivatives and Hedging”, has been identified as an embedded derivative financial instrument and which the Company accounts for under the fair value method of accounting.

If the conversion features of conventional convertible debt provide for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (BCF). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20. Debt with Conversion and Other Options. In those circumstances, the convertible debt is recorded net of the discount related to the BCF and the Company amortizes the discount to interest expense over the life of the debt using the effective interest method. The debt is convertible at  a range  of  between 25% to 45% discount to the fair value of the Company’s common stock requiring the conversion feature to be bifurcated from the host debt contract and accounting for separately as a derivative, resulting in periodic revaluations. The notes underlying the derivatives are short term in nature and generally converted to stock in less than one year. The derivative is valued at period end with the key inputs being current stock price and the conversion feature.

There was a derivative liability of $1,604,630 and $1,698,272 as of March 31, 2022 and December 31, 2021, respectively. For the three months ended March 31, 2022 and 2021, the Company recorded non-cash income of $78,051 and $61,419, respectively, related to the “change in fair value of derivative” expense related to the convertible note financing. These were the only changes in level 3 fair value instruments during such periods.

Derivative liability as of March 31, 2022 was as follows:

Balance, December 31, 2021	$1,698,272
Additions	142,238
Conversions	(313,931)
Change in fair value	78,051
Balance, March 31, 2022	$1,604,630

NOTE 13 – RELATED PARTY TRANSACTIONS AND CERTAIN RELATIONSHIPS

Notes Receivable from Related Parties

EZ-CLONE had $161,000 due from its two founders at March 31, 2022 and December 31, 2021. The notes bear interest at 3% and are due in July, 2041.

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

Capital Stock Issued and Outstanding

As of March 31, 2022, the Company had issued and outstanding securities of 145,517,394 shares of common stock.

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

Warrants

At March 31, 2022 and December 31, 2021 the Company had 686,666 warrants outstanding at a weighted average exercise price of $1.64, all of which are exercisable.

Warrants had no intrinsic value as of December 31, 2021.

NOTE 15– STOCK OPTIONS

Description of Stock Option Plan

On November 5, 2021, at our annual shareholder meeting the Second Amended and Restated 2017 Stock Incentive Plan was adopted to increase the shares issuable under the plan from 1,333,333 to 75,000,000 shares. All terms of the Plan shall remain the same with the exception of the amount of shares reserved for issuance under the Plan. We have 75,000,000 shares available for issuance under the Second Amended and Restated 2017 Stock Incentive Plan. The Company had no outstanding stock options as of December 1, 2021; and, had outstanding unexercised stock option grants totaling 506,667 shares at an average exercise price of $1.496 per share as of December 31, 2020. The Company filed registration statements on Form S-8 to register 1,333,333 shares of our common stock related to the 2017 Stock Incentive Plan and First Amended and Restated 2017 Stock Incentive Plan.

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

Stock Option Activity

At March 31, 2022 and December 31, 2021 there were no stock options issued or outstanding.

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

On September 15, 2020, the Company received notice that William Blackburn and Brad Mickelsen, minority shareholders of EZ-CLONE Enterprises, Inc. (“Plaintiffs”), a majority owned subsidiary of the Company, filed a complaint against the Company and its officers in the Superior Court of California, County of Sacramento (“Complaint”) for claims related to breach under the Purchase and Sale Agreement dated October 15, 2018 between the Company and Plaintiffs. On September 15, 2020, the Company filed a notice of removal with the California Superior Court, County of Sacramento and the United States District Court for the Eastern District of California. The case was removed to Federal District Court for the Eastern District of California and Plaintiffs filed an Ex Parte Application for TRO and an Order for Preliminary Injunction with the Federal Court. The TRO was granted on September 16, 2020 and a preliminary injunction hearing was scheduled for September 29, 2020. After reviewing all pleadings and oral arguments at the hearing, the Court issued a ruling granting Plaintiffs’ request for a preliminary injunction. Subsequent to September 29, 2020, the parties are providing legal briefs to the Federal court to determine if rescission should be granted. We cannot determine the outcome of these proceedings.

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

As of March 31, 2022, the Company recorded a liability of $2,131,000 for acquisition payable of which a $1,105,000 is payable in stock and $1,026,000 is payable in cash.

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

NOTE 18 – INCOME TAXES

The Company has incurred losses since inception, which have generated net operating loss carryforwards. The net operating loss carryforwards arise solely from United States sources. EZ-CLONE currently files its own separate tax return as it does not meet the qualifications for being included in the Company’s consolidated tax returns. During 2021 and 2020 EZ-CLONE generated taxable income and our tax expense relates to estimated taxes owed by EZ-CLONE. For the three months ended March 31, 2022 EZ-CLONE incurred a loss, and a deferred tax benefit was recorded in the amount of $35,000.

At December 31, 2021 the Company has net operating loss carryforwards of approximately $24.9 million which expire in 2022-2038. Because it is not more likely than not that sufficient tax earnings will be generated to utilize the net operating loss carryforwards, the deferred tax asset related to the net operating loss carryforwards has a corresponding 100% valuation allowance. Additionally, under the Tax Reform Act of 1986, the amounts of, and benefits from, net operating losses may be limited in certain circumstances, including a change in control.

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

NOTE 19 – SUBSEQUENT EVENTS

On May 17, 2022, the Company entered into the following agreements with AJB Capital Investments LLC: (i) Securities Purchase Agreement; and (ii) Secured Convertible Promissory Note; (iii) Common Stock Purchase Warrant; and (iv) Security Agreement.  The total amount of the Note is $750,000; the Note carries an aggregate original issue discount of $75,000. The Note carries an interest rate of ten percent (10%) per annum and matures on November 17, 2022. Should the Note be extended at that time the interest rate increases to eighteen percent (18%). The Note is convertible, at AJB Capital’s option, into the Company’s common stock at the lowest market price during the previous twenty days. In connection with executing the Note the Company will issue 7,500,000 shares of its common stock. Should the Note be extended, the Company will issue an additional 5,000,000 shares. The Warrant agreement allows for AJB to purchase 6,000,000 shares at $0.05 per share and has a five-year term.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three months ended March 31, 2022, GrowLife is reporting a 49% decline in EZ-CLONE revenue compared to the same period of the prior year. Gross profit for the three months ended March 31, 2022 declined to 49% compared to 54% for the same period the prior year. Operating expenses increased 2% to $1,085,000 compared to the same period the prior year. As a result, the loss from operations increased to $662,000 for the three months ended March 31, 2022 compared to a loss of $164,000 for the three months ended March 31, 2021.

GrowLife expenses from financing in other expenses includes changes in derivative, interest expenses and debt conversions had a great improvement with a decline in the three months ended March 31, 2022 from the same period the prior year as they were reduced from a $2,576,000 loss to $225,000 loss.

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

Employees

As of March 31, 2022, we had 14 full-time and part-time employees. Marco Hegyi, our Chief Executive Officer, is based in Kirkland, Washington. In addition, we employ 12 full-time and part time employees at EZ-CLONE in Sacramento, CA. None of our employees are subject to a collective bargaining agreement or represented by a trade or labor union.

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

OUR COMMON STOCK

As of March 17, 2020, we commenced trading on the OTCQB Market (“OTCQB”) after successfully up-listing from the OTC Pink Market.

RESULTS OF OPERATIONS

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from period-to-period.

THREE MONTHS ENDED MARCH 31, 2022, AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2021

	Three Months ended March 31, (Dollars in thousands)
	2022	2021	$ Variance	% Variance
Net revenue	$860	$1,673	$(813)	-49%
Cost of good sold	443	777	(334)	-43%
Gross profit	417	896	(479)	-53%
Operating expenses	993	1,060	(67)	-6%
Operating (loss)	(576)	(164)	(412)	251%
Other expense
Change in fair value of derivative	(78)	(61)	(17)	28%
Interest expense, net	(137)	(784)	647	-83%
Loss on debt conversions	(18)	(1,731)	1,713	-99%
Gain on debt forgiveness	165		165	100%
Total other income (expense)	(68)	(2,576)	2,508	-97%
(Loss) before income taxes	(644)	(2,740)	2,096	-76%
Income taxes	35	(137)	172	-126%
Net (loss)	$(609)	$(2,877)	$2,268	-79%

Net revenue for the three months ended March 31, 2022, decreased by $813,000 to $860,000 from $1,4673,000 for the three months ended March 31, 2021. The decreased performance of EZ-CLONE revenue is a result EZ-CLONE's lower backlog and a d--ecrease in the business environment for the products.

Cost of Goods Sold

Cost of sales for the three months ended March 31, 2022, decreased by $334,000 to $443,000 from $777,000 for the three months ended March 31, 2021. The decrease was due to the decreased EZ-CLONE sales, as discussed above.

Gross profit was $418,000 for the three months ended March 31, 2022, as compared to a gross profit of $896,000 for the three months ended March 31, 2021. The gross profit percentage was 49% for the three months ended March 31, 2022, as compared to 54% for the three months ended March 31, 2021. The decrease was due to significant decline EZ-CLONE revenueand increase freight costs.

Operating Expenses

Operating expenses for the three months ended March 31, 2022, were $993,000 as compared to $1,060,000 for the three months ended March 31, 2021. The decrease was related to decrease in compensation and related benefit costs.

Other Expense

Other expense for the three months ended March 31, 2022, was $68,000 as compared to $2,576,000 for the three months ended March 31, 2021. The decrease in other income (expense) for the three months ended March 31, 2022 compared to the same period the prior year, included (i) a decrease in the change in fair value of the derivative liability of $17,000 (ii) a decrease in interest expense of $647,000; (iii) a decrease in loss on debt conversions of $1,713,000 due to the decrease in the amount of convertible debt converted into stock of the Company and (iv) gain on forgiveness of one of the EIDL loans by the government of $165,000. The change in derivative liability is the non-cash change in the fair value and relates to our derivative instruments. The increase in non-cash interest related to accrued interest expense on our notes payable. The loss on debt conversions related debt conversion of our notes payable at prices below the market price. The gain on extinguishment of warrants related to a gain on the warrant settlement.

Net Loss

Net loss for the three months ended March 31, 2022 was $607,000 as compared to $2,877,000 for the three months ended March 31, 2021, for the reasons discussed above.

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

The accompanying financial statements have been prepared assuming that we will continue as a going concern. However, since inception, we have sustained significant operating losses and such losses are expected to continue for the foreseeable future. As of March 31, 2022, we had an accumulated deficit of $161 million, cash and cash equivalents of $449,000 and a working capital deficit of $2,042,000, excluding derivative liability, convertible debt, acquisition costs payable in stock and right of use liability. Net cash used in operating activities was $166,000 for the three months ended March 31, 2022.

The Company believes that its cash on hand will be sufficient to fund our operations until July 31, 2022. The majority of the Company’s cash is currently held at EZ-CLONE and as a result of the ongoing litigation with EZ-CLONE Founder’s, such cash is not accessible for general corporate use. See Note 19 – Subsequent Events.

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

January 4, and March 22, 2022, Sixth Street Lending Financing

On January 4, 2022, and March 22, 2022 the Company executed the following agreements with Sixth Street Lending LLC: (i) Securities Purchase Agreement; (ii) and Convertible Promissory Note (collectively the “Sixth Street Agreements”). The Company entered into the Sixth Street Agreements with the intent to acquire working capital to grow the Company’s businesses and to repay certain outstanding obligations owed.

The total purchase price for these Notes is $310,200; the Notes carry an aggregate original issue discount of $32,500 and a transaction expense amount of $7,700. The Company agreed to reserve five times the number of shares based on the redemption value with a minimum of 101,063,653 shares of its common stock for issuance upon conversion of the Notes, if that occurs in the future. If not converted sooner, the Notes are due one year from the execution date. The Note has an interest rate of eight percent (8%) per annum. The Notes are convertible, at Sixth Street’s option, into the Company’s common stock at a 25% discount from the market price.

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2022, was $166,000. This amount was primarily related to a (i) net loss of $348,000; and (ii) a net working capital increase of $157,000; (iii) depreciation of $14,000; (iv) amortization of intangible assets of $168,000; (v) accrued interest and amortization of issuance costs on convertible notes payable and losses on conversions of $119,000; (v) change in derivative liability of $111,000; and (vi) gain on forgiveness of debt of $166,000.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2022, was $251,000. The amount related to proceeds from note payable of $270,000, offset by repayment of notes payable of $19,000.

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

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of March 31, 2022, that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Personnel: We do not employ a full time Chief Financial Officer. Marco Hegyi serves as both Chief Executive Officer and Interim Chief Financial Officer. We utilize a consultant to assist with our financial reporting. There are limited personnel to assist with the accounting and financial reporting function, which results in: (i) a lack of segregation of duties and (ii) controls that may not be adequately designed or operating effectively and have not been formally documented. Despite the existence of material weaknesses, the Company believes the financial information presented herein is materially correct and fairly presents the financial position and operating results of the three months ended March 31, 2022, in accordance with GAAP. During 2022, the Company intends to seek qualified accounting staff to expand its internal accounting and reporting functions.

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

(b) Management’s Report on Internal Control Over Financial Reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2022.

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

c) Changes in Internal Control over Financial Reporting

The Company has a small accounting and finance team. Consulting services provided by independent consultants have been an important element of internal control during this transition. There were no other changes which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

On September 15, 2020, the Company received notice that William Blackburn and Brad Mickelsen (“Plaintiffs”), minority shareholders of EZ-CLONE Enterprises, Inc., a majority owned subsidiary of the Company, filed a complaint against the Company and its officer in the Superior Court of California, County of Sacramento (“Complaint”) for claims related to breach under the Purchase and Sale Agreement dated October 15, 2018 between the Company and Plaintiffs. On September 15, 2020, the Company filed a notice of removal with the California Superior Court, County of Sacramento and the United States District Court for the Eastern District of California. The case was removed to Federal District Court for the Eastern District of California and Plaintiffs filed an Ex Parte Application for TRO and an Order for Preliminary Injunction with the Federal Court. The TRO was granted on September 16, 2020, and a preliminary injunction hearing was scheduled for September 29, 2020. After reviewing all pleadings and oral arguments at the hearing, the Court issued a ruling granting Plaintiffs’ request for a preliminary injunction. This injunction provides Plaintiffs with operating control of EZ-CLONE and this control assures that Growlife will have little if any involvement in operations and that Growlife will be denied cash distributions for the foreseeable future. After reviewing all pleadings and oral arguments at the hearing, the Court issued a ruling granting Plaintiffs’ request for a preliminary injunction. The parties provided legal briefs to the Federal court to determine if rescission should be granted. The Court did not reach a decision on this issue, and denied without prejudice, the Company’s effort to reverse the preliminary injunction. The Company is currently reviewing all options in this matter including settlement discussions.

As of December 4, 2020, our officers, both current and former, were dismissed from the case. The Plaintiffs are seeking rescission of the Purchase and Sale Agreement, unspecified damages in excess of ten thousand dollars, and other equitable relief. The Company cannot predict the outcome of these proceedings at this time.

As of March 31, 2022 and December 31, 2021, the Company has recorded a liability of $2,131,000 for acquisition payable of which a $1,105,000 is payable in stock and $1,026,000 is payable in cash.

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

ITEM 1A. Risk Factors.

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

During the three months ended March 31, 2022, we had the following sales of unregistered sales of equity securities:

Debt of $356,900 was converted into 27,657,700 shares of our common stock at a per share conversion price of $0.013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

10.18

Compilation of Bucktown Capital, LLC Securities Purchase Agreement, and Other Agreements. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on March 5, 2021, and hereby incorporated by reference.

10.19	St. George and Iliad joint Warrant Settlement Agreement. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on April 9, 2021, and hereby incorporated by reference.

10.20

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

10.22

Securities Purchase Agreement and Convertible Promissory Note with Sixth Street Lending LLC dated January 4, 2022.  Filed with the SEC on May 16, 2022 as exhibit to our Form 10-K and incorporated herein by reference.

10.23

Securities Purchase Agreement and Convertible Promissory Note with Sixth Street Lending LLC dated March 8, 2022. Filed with the SEC on May 16, 2022 as exhibit to our Form 10-K and incorporated herein by reference.

10.24	Compilation of AJB Capital Investments LLC, Securities Purchase Agreement, and Other Agreements dated May 17, 2022. *

14.1	Code of Conduct and Ethics dated May 15, 2014. Attached as an exhibit to the Company’s Form 8-K filed and with the SEC on June 9, 2014, and hereby incorporated by reference.

31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14 *

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14 *

32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act *

32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act *

99.1	Amended and Restated Audit Committee Charter, dated October 16, 2015. Attached as an exhibit to the Company’s Form 8-K and filed with the SEC on October 26, 2015, and hereby incorporated by reference.

99.2	Compensation Committee Charter dated May 15, 2014. Attached as an exhibit to the Company’s Form 8-K dated June 3, 2014 and filed with the SEC on June 9, 2014, and hereby incorporated by reference.

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

GROWLIFE, INC.

(Registrant)

Date: May 23, 2022	By:	/s/ Marco Hegyi
Marco Hegyi
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 23, 2022	By:	/s/ Marco Hegyi
Marco Hegyi
(Interim Principal Financial and Accounting Officer)

29