Form 10-Q/A
period 2022-03-31
GROWLIFE, INC.
filed 2022-06-03
CIK 1161582

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this “Amendment”) to our Quarterly Report on Form 10-Q for the period ended March 31, 2022 (the “Form 10-Q”), as filed with the Securities and Exchange Commission (the “SEC”) on May 23, 2022, is solely to amend and restate Note 19 of the Notes to Financial Statements of the Form 10-Q. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment. Except as otherwise expressly noted herein, there have been no changes in any of the financial or other disclosure information contained in the Form 10-Q. This Amendment does not reflect events occurring after the filing of the original report (i.e., those events occurring after March 31, 2022) or modify or update those disclosures that may be affected by subsequent events except as specifically set forth herein regarding Note 19, Subsequent Events. This Amendment should be read in conjunction with the March 31, 2022 Form 10-Q and the registrant’s other filings with the SEC.

2

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

NOTE 19 – SUBSEQUENT EVENTS

On May 17, 2022, the Company entered into the following agreements with AJB Capital Investments LLC: (i) Securities Purchase Agreement; and (ii) Promissory Note; (iii) Common Stock Purchase Warrant; and (iv) Security Agreement.   The total amount of the Note is $750,000; the Note carries an aggregate original issue discount of $75,000.  The Note carries an interest rate of ten percent (10%) per annum and matures on November 17, 2022. Should the Note be extended at that time the interest rate increases to fifteen percent (15%).  Upon default by the Company, the Note is convertible by AJB Capital into the Company’s common stock at the lesser of the lowest trading price during the previous twenty trading days either (i) ending on the date of conversion of the Note or (ii) the date of the Note. In connection with executing the Note the Company will issue 7,500,000 shares of its common stock as an initial commitment fee.  Should the Note be extended, the Company will issue an additional 5,000,000 shares as an extension commitment fee.  The Warrant agreement allows for AJB to purchase 6,000,000 shares at $0.05 per share and has a five-year term.

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

28

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

10.24

Compilation of AJB Capital Investments LLC, Securities Purchase Agreement, and Other Agreements dated May 17, 2022. Filed as an exhibit to our Form 10-Q on May 23, 2022, and incorporated herein by reference

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

GROWLIFE, INC.

(Registrant)

Date: June 3, 2022	By:	/s/ Marco Hegyi
Marco Hegyi
Chief Executive Officer
(Principal Executive Officer)

Date: June 3, 2022	By:	/s/ Marco Hegyi
Marco Hegyi
(Interim Principal Financial and Accounting Officer)

30