Form 10-Q
period 2022-06-30
GROWLIFE, INC.
filed 2022-08-22
CIK 1161582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period

June 30, 2022

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

As of August 15, 2022, there were 285,691,079 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

ITEM 1. FINANCIAL STATEMENTS

GROWLIFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$277,606	$363,863
Accounts receivable - trade, net of allowance for doubtful accounts of $4,000 and $10,000 as of 6/30/22 and 12/31/21, respectively	58,865	366,789
Inventory	1,231,566	1,299,560
Advances	83,651	-
Deposits	18,995	18,995
Total current assets	1,670,683	2,049,207

Property and equipment, net	238,520	249,906
Intangible assets, net	123,144	459,002
Goodwill	781,749	781,749
Other receivables from related parties	161,000	161,000
Operating lease right of use asset	307,461	407,166
TOTAL ASSETS	$3,282,557	$4,108,030

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES:
Accounts payable - trade	960,065	1,146,344
Accrued expenses	209,290	219,398
Notes payable- PPP/EIDL loans, current	876,347	1,034,994
Notes payable	800,770	137,728
Derivative liability	1,961,846	1,698,272
Convertible notes payable, net	2,704,699	2,583,816
Acquisition of EZ-CLONE Enterprises, Inc. payable in cash	1,026,000	1,026,000
Acquisition of EZ-CLONE Enterprises, Inc. payable in common stock	1,105,000	1,105,000
Current portion of operating lease right of use liability	211,559	197,915
Federal and state income taxes payable	495,951	556,952
Total current liabilities	10,351,526	9,706,419

LONG TERM LIABILITIES:
Deferred tax liability	21,000	106,000
Non-current portion of operating lease right of use liability	115,873	229,222
Total long term liabilities	136,873	335,222

STOCKHOLDERS' DEFICIT
Preferred stock - $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding at 6/30/2022 and 12/31/201, respectively		-
Common stock - $0.0001 par value, 740,000,000 shares authorized, 177,017,394 and 117,949,694
shares issued and outstanding at 6/30/2022 and 12/31/2021 , respectively	401,104	395,198
Additional paid in capital	154,999,999	153,985,229
Accumulated deficit	(162,606,945)	(160,314,038)
Total stockholders' deficit	(7,205,842)	(5,933,611)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,282,557	$4,108,030

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

NET REVENUE	$314,894	$2,169,598	$1,175,250	$3,842,544
Cost of goods sold	163,883	889,407	606,546	1,666,051
Gross Profit	151,011	1,280,191	568,703	2,176,493
Operating expenses	1,081,109	1,076,173	2,074,986	2,136,605
Loss from operations	(930,097)	204,018	(1,506,283)	39,888

OTHER INCOME (EXPENSE):
Change in fair value of derivative	(312,018)	(364,121)	(390,069)	(425,540)
Interest expense, net	(570,612)	(534,988)	(726,004)	(3,049,332)
Gain on forgiveness of debt	17,897		183,449
Total other expense, net	(864,733)	(899,109)	(932,624)	(3,474,872)

LOSS BEFORE INCOME TAXES	(1,794,831)	(695,091)	(2,438,907)	(3,434,984)

Income taxes
Current	60,000	(214,077)	60,000	(350,865)
Deferred	51,000		86,000
Income Tax ,Net	111,000	(214,077)	146,000	(350,865)

NET LOSS	$(1,683,831)	$(909,168)	$(2,292,907)	$(3,785,849)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.06)

Weighted average shares of common stock outstanding- basic and diluted	155,267,394	75,749,817	142,326,623	67,645,342

  The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED  STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)

					Total
	Common Stock		Additional Paid	Accumulated	Stockholders'
	Shares	Amount	in Capital	Deficit	(Deficit)

Balance as of December 31, 2020	51,843,221	$388,586	$147,278,311	$(154,841,370)	$(7,174,472)

Stock based compensation for stock options	-	-	5,643	-	5,643
Shares issued for convertible note conversions	15,339,018	1,534	3,158,064	-	3,159,597
Net loss for the three months ended March 31, 2021	-	-	-	(2,876,681)	(2,876,681)
Balance as of March 31, 2021	67,182,239	$390,120	$150,442,018	$(157,718,051)	$(6,885,913)

Stock based compensation for stock options	-	-	4,916	-	4,916
Shares issued for convertible note and interest conversion	6,704,000	671	836,844	-	837,515
Shares issued for liability settlement	9,750,000	975	1,182,275	-	1,183,250
Shares issued for warrant exercise - cashless	813,758	81	(81)	-	-
Net loss for the three months ended June 30, 2021	-	-	-	(909,168)	(909,168)
Balance as of June 30, 2021	84,449,997	391,847	152,465,972	(158,627,219)	(5,769,400)

Balance as of December 31, 2021	117,949,694	$395,198	$153,985,229	$(160,314,038)	$(5,933,611)

Shares issued for convertible note conversions	27,567,700	2,756	692,059		694,815
Net loss for the three months ended March 31, 2022				(609,077)	(609,077)
Balance as of March 31, 2022	145,517,394	$397,954	$154,677,287	$(160,923,114)	$(5,847,873)

Shares issued for convertible note conversions	24,000,000	2,400	196,497		198,897
Shares issued for convertible note commitment	7,500,000	750	98,798		99,548
Fair value of warrants issued			27,417		27,417
Net loss for the three months ended June 30, 2022				(1,683,831)	(1,683,831)
Balance as of June 30, 2022	177,017,394	$401,104	$154,999,999	$(162,606,945)	$(7,205,842)

The accompanying notes are an integral part of these consolidated financial statement.

GROWLIFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30, 2022	June 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,292,907)	$(3,785,849)
Adjustments to reconcile net loss to net cash (used in)
operating activities
Depreciation expense	27,975	18,286
Amortization of intangible assets	335,858	335,858
Share-based compensation expense	-	10,559
Fair value of derivatives expensed at grant	173,386	-
Penalty incurred on convertible debt	175,304	-
Amortization of debt discount	196,720	-
Change in fair value of derivative	390,069	1,400,528
Loss on debt settlement	5,805	425,540
Gain on forgiveness of debt	(183,448)	1,604,756
Changes in operating assets and liabilities:		-
Accounts receivable	307,924	138,568
Inventory	67,994	(452,656)
Other assets	(83,651)	-
Right of use, net	-	3,342
Accounts payable	(161,480)	(84,984)
Accrued expenses and accrued interest	137,834	12,213
Change in deferred taxes	(85,000)	(58,776)
Change in federal and state taxes payable	(61,000)	409,641
Cash Used in operating activities	(1,048,617)	(22,974)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of PP&E	(16,590)	-
Cash Used in investing activities	(16,590)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of notes	(25,425)	(1,211,887)
Proceeds from notes payable, net of issuance costs	1,004,375	2,085,455
Net cash provided by financing activities	978,950	873,568

NET CHANGE IN CASH AND CASH EQUIVALENTS	(86,257)	850,594

CASH AND CASH EQUIVALENTS, beginning of period	363,863	383,144

CASH AND CASH EQUIVALENTS, end of period	$277,606	$1,233,738

Non-cash investing and financing activities:
Value of shares issued for convertible note conversion	$893,712	$1,827,873
Value of shares issued for liability settlement	$-	$1,657,500
Value of shares issued for loan commitment fee	$99,548	$-
Value of derivatives issued for debt discount	$142,283	$-
Value of warrants for issuance cost	$21,894	$-

The accompanying notes are an integral part of these consolidated financial statement.

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

A decision to grant rescissioncould materially harm our business as EZ-CLONE represents a significant portion of our operations.

At June 30, 2022 and December 31, 2021, the Company had recorded a liability of $2,131,000 for acquisition payable of which a $1,105,000 is payable in stock and $1,026,000 is payable in cash.

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

NOTE 2– GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $2,292,907 and $3,785,849 for the six months ended June 30, 2022 and 2021, respectively. Net cash used in operating activities was $1,048,617 and $22,974 for the six months ended June 30, 2022 and June 30, 2021, respectively.

The Company anticipates that it will record losses from operations for the foreseeable future. As of June 30, 2022, the Company’s accumulated deficit was $163 million. The Company has limited capital resources, and operations to date have been funded with the proceeds from private equity and debt financings. These conditions raise substantial doubt about our ability to continue as a going concern.

The Company believes it will require additional funding to execute its business plans. The Company needs additional financing to implement our business plan and to service our going operations and pay our current debts. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations, and divest all or a portion of our business. We may seek additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt. Equity financing, if obtained, could result in dilution to the Company’s then-existing stockholders and/or require such stockholders to waive certain rights and preferences. If such financing is not available on satisfactory terms, or is not available at all, the Company may be required to delay, scale back, eliminate the development of business opportunities and our operations and financial condition may be materially adversely affected. See Note 19 – Subsequent Events.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES: ADOPTION OF ACCOUNTING STANDARDS

Basis of Presentation -The condensed consolidated financial statements of the Company and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of the condensed consolidated financial statements have been included. Such adjustments are of a normal, recurring nature. The condensed consolidated financial statements, and the accompanying notes, are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and do not contain certain information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Therefore, the interim condensed consolidated financial statements should be read in conjunction with that Annual Report on Form 10-K.

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

Principles of Consolidation- The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Inter-Company items and transactions have been eliminated in consolidation. Non-controlling interest represents the portion of ownership which the Company does not own.

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

Accounts Receivable and Revenue –The company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which requires the application of the five-step-principles-based-accounting-model for revenue recognition. These steps include (1) a legally enforceable contract, written or unwritten is identified; (2) performance obligations in the contracts are identified; (3) the transaction price reflecting variable consideration, if any, is identified; (4) the transaction price is allocated to the performance obligations; and (5) revenue is recognized when the control of goods is transferred to the customer at a particular time or over time. Our hydroponic sales are cash or credit card. Our EZ-CLONE sales include credit, cash, 3% discount upon receipt within ten days and, we extend thirty-day terms to select customers. We have not incurred any costs to acquire contracts that would require capitalization as of June 30, 2022 and 2021. Accounts receivable are reviewed periodically for collectability.As of June 30, 2022 and December 31, 2021, the Company has an allowance for doubtful accounts totaling $4,000 and $10,000, respectively.

Sales Returns -We allow customers to return defective products when they meet certain established criteria as outlined in our sales terms and conditions. It is our practice to regularly review and revise, when deemed necessary, our estimates of sales returns, which are based primarily on actual historical return rates. We record estimated sales returns as reductions to sales, cost of goods sold, and accounts receivable and an increase to inventory. Returned products which are recorded as inventory are valued based upon the amount we expect to realize upon its subsequent disposition.

Concentration of Credit and Sales Risk -

The Company had the following concentrations of credit and sales risk:

Customers with over 10% of sales- the Company had two customers of EZ-CLONE that represented approximately 14% and 36% of consolidated revenue for the six months ended June 30, 2022.

Customers with over 10% of outstanding EZ-CLONE accounts receivable- as of June 30, 2022 two customers totaled 82%, and as of December 31, 2021 one customer totaled 85%. All amounts from these customers were current for both periods.

Inventories-Inventories are recorded on a first in first out basis Inventory consists of raw materials, work in process and finished goods and components sold by EZ-CLONE to it distribution customers. The Company reviews its inventory on a periodic basis to identify products that are slow moving and/or obsolete, and if such products are identified, the Company records the appropriate inventory impairment charge at such time.

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

Goodwill -The Company reviews its acquired goodwill for impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. In reviewing its goodwill, the Company performs a qualitative analysis to determine if it is more-likely-than-not that the goodwill is impaired. If the qualitative analysis indicates that goodwill is likely impaired, the Company calculates the fair value of its goodwill by allocating the fair value of the business unit containing the goodwill to all its tangible and intangible assets and liabilities, with the residual fair value allocated to goodwill. The excess, if any, of the goodwill carrying value in excess of its fair value would be recognized as an impairment loss. Management has concluded that, based on a qualitative analysis, it is more-likely-than-not that goodwill has not been impaired as of June 30, 2022 or December 31, 2021.

Fair Value Measurements and Financial Instruments –ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy, which requires classification based on observable and unobservable inputs when measuring fair value. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

Level 1 – Quoted prices in active markets for identical assets and liabilities;

Level 2 – Inputs other than level one inputs that are either directly or indirectly observable; and.

Level 3 - Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of June 30, 2022, and December 31, 2021 are based upon the short-term nature of the assets and liabilities. The Company’s derivative financial instruments are considered Level 3 instruments. See Note 12.

Derivative Financial Instruments –Pursuant to ASC 815 “Derivatives and Hedging”, the Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company then determines if embedded derivative must bifurcated and separately accounted for. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The variable conversion features of the Convertible Notes Payable are considered derivatives, see Note 12. For derivative financial instruments, the Company uses the Binomial pricing model to value the derivative instruments at inception and on subsequent valuation dates. The Company uses the following assumptions when using the model: (i) risk-free interest rate of 1%; (ii) expected life of one year; (iii) expected dividend of 0%; and (iv) expected volatility ranging from 109% – 136%. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

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

Convertible Securities– Based upon ASC 815-15, we have adopted a sequencing approach regarding the application of ASC 815-40 to convertible securities issued after September 30, 2015. We will evaluate our contracts based upon the earliest issuance date.

Determining Fair Value under ASC 718 -The Company records compensation expense associated with stock options and other equity-based compensation using the Black-Scholes-Merton option valuation model for estimating fair value of stock options granted under our plan. The Company amortizes the fair value of stock options on a ratable basis over the requisite service periods, which are generally the vesting periods. The expected life of awards granted represents the period of time that they are expected to be outstanding. The Company estimates the volatility of our common stock based on the historical volatility of its own common stock over the most recent period corresponding with the estimated expected life of the award. The Company bases the risk-free interest rate used in the Black Scholes-Merton option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award. The Company has not paid any cash dividends on our common stock and does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes-Merton option valuation model and adjusts share-based compensation for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate is recognized in the period the forfeiture estimate is changed.

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

As of June 30, 2022, there are no dilutive stock options or warrants outstanding. In addition, we have an unknown number of common shares to be issued under the convertible notes financing agreements because the number of shares ultimately issued depends on the price at which the holder converts its debt to shares and exercises its warrants. The lower the conversion or exercise prices, the more shares that will be issued to the holder upon the conversion of debt to shares. The Company will not know the exact number of shares of stock issued to the holder until the debt is actually converted to equity.

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

Advertising – Advertising costs are charged to operating expenses as incurred. Advertising and marketing costs for the three and six months ended June 30, 2022 were $5,950 and $45,451, respectively.

Comprehensive loss – Comprehensive loss is defined as the change in equity of a business during a period from non-owner sources. There were no differences between net loss for the three or six months ended June 30, 2022 and 2021 and comprehensive loss for those periods.

Research and Development Expenses – There are no research and development expenses for the three and six months ended

June 30, 2022 and 2021

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

Based on the Company’s review of accounting standard updates issued, there have been no other newly issued or newly applicable accounting pronouncements that have had, or are expected to have, a significant impact on the Company’s consolidated financial statements.

NOTE 4 –BUSINESS COMBINATIONS, ACQUISITION PAYABLE AND OTHER TRANSACTION

Acquisition of EZ-CLONE Enterprises, Inc.

On October 15, 2018, the Company closed the Purchase and Sale Agreement with EZ-CLONE Enterprises, Inc. (“EZ-CLONE”), a California corporation (the “Agreement”).  The total purchase price was $4 million payable in $1,500,000 cash and $2.5 million in stock.  At closing, we paid 51% of the purchase price, totaling $2,040,00 of which (i) a cash payment of $645,000; and (ii) issuing 715,385 restricted shares of our common stock, valued at $1,395,000. Per the Agreement the remaining 49% of the purchase price was to be delivered within one year, totaling $1,960,000 and payable via: (i) a cash payment of $855,000; and (ii) the issuance of the Company’s common stock at a value of $1,105,000.

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

For accounting purposes, from October 15, 2018 the Company consolidated EZ-Clone given their control and treated its obligation to acquire the remaining interest in EZ-Clone. The Company considers EZ-Clone to be 100% owned. At June 30, 2022 and December 31, 2021 the Company has recorded $2,131,000 as a liability, $1,026,000 of which is due in cash and $1,105,000 is due in stock.

The fair value of the intangible assets associated with the assets acquired was $2,351,000 estimated by using a discounted cash flow approach based on future economic benefits. In summary, the estimate was based on a projected income approach and related discounted cash flows over five years, with applicable risk factors assigned to assumptions in the forecasted results.

NOTE 5 – INVENTORY

Inventory as of June 30, 2022 and December 31, 2021 consisted of the following:

Inventory consist of supplies for product lines at EZ-CLONE.

	June 30, 2022	December 31, 2021
Raw materials	$751,363	$723,834
Work in process	276,586	375,083
Finished goods	203,617	183,318
Inventory deposits	-	17,325
	$1,231,566	$1,299,560

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2022 and December 31, 2021 consists of the following:

	June 30,2022	December 31, 2021
Machinery, equipment and tooling	$373,456	$356,867
Computer equipment	16,675	16,675
Leasehold equipment	14,703	14,702
Automobile	157,728	157,728
Total	$562,562	$545,972
Less accumulated depreciation and amortization	(324,042)	(296,066)
Net property and equipment	$238,520	$249,906

Total depreciation expense was $27,976 and $18,226 for the six months ended June 30, 2022 and December 31, 2021, respectively. All equipment is used for manufacturing, selling, general and administrative purposes and accordingly all depreciation is classified in operating expenses.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets as of June 30, 2022 and December 31, 2021 consisted of the following:

Total amortization expense was $335,858 and $335,858 for the six months ended June 30, 2022 and December 31, 2021, respectively.

	Estimated life	June 30, 2022	December 31, 2021
Customer lists	3.5 Years	$1,297,000	$1,297,000
Intellectual property	3.5 Years	1,054,000	1,054,000
Less accumulated amortization		(2,227,856)	(1,891,998)
		$123,144	$459,002

Goodwill	Indefinite	$781,749	$781,749

Total Intangibles and Goodwill		$904,893	$1,240,751

NOTE 8- LEASES

The Company previously entered into operating leases for a warehouse and corporate facilities. The leases terms are five years, and often includes an options to renew. These operating leases rights are listed as separate line items on the Company's June 30, 2022 Consolidated Balance Sheet and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are also listed as separate line items on the Company's June 30, 2022 Consolidated Balance Sheet.  Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, the Company recognized right-of-use assets and lease liabilities for operating leases of approximately $1,378,000 on January 1, 2019. Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. As of June 30, 2022, total right-of-use assets and operating lease liabilities for remaining long-term lease was $307,461 and $327,432, respectively. During the six months ended June 30, 2022 and 2021, the Company recognized approximately $107,235 and $111,492 respectively, in total lease costs for the leases.

NOTE 9- ACCOUNTS PAYABLE

Accounts payable were $960,065 and $1,146,344 as of June 30, 2022, and December 31, 2021, respectively. Such liabilities consisted of amounts due to vendors for inventory purchases, audit, legal and other expenses incurred by the Company.

NOTE 10- ACCRUED EXPENSES

Accrued expenses were $209,290 and $219,398 as of June 30, 2022, and December 31, 2021, respectively. Such liabilities consisted of amounts due to sales tax, payroll and restructuring expense liabilities.

NOTE 11 –NOTES PAYABLE

Notes Payable as of June 30, 2022 consisted of the following:

	Inteerest Rate	Principal	Accrued Interest	Discount	Balance
Government Assistance Notes
Economic Injury Disaster Loan (EZC)	3.75%	$149,900	$12,028		$161,928
Paycheck Protection Program	1%	362,500	9,159		371,659
Paycheck Protection Program	1%	337,050	5,710		342,760
		$849,450	$26,897		$876,347
Promisory Notes
Comercial Bank secured by automobile	3.44%	$132,538	$-		$132,538
Promisory note	5%	100,000	1,581		101,581
AJB Capital 5-17-22	10%	750,000	-	(183,349)	566,651
		$982,538	$1,581	$(183,349)	$800,770

	Inteerest Rate	Principal	Accrued Interest	Discount	Balance
Convertible Promisory Notes
Silverback 2-12-21	10%	$864,612	$344,957	$-	$1,209,570
Dublin Holdings 2-6-21	8%	600,791	31,491	-	632,282
Dublin Holdings 8-25-21	8%	335,000	21,197	-	356,197
Dublin Holdings 11-5-21	8%	225,000	20,050	-	245,050
1800 Diagonal 1-4-22	8%	223,850	8,979	(33,642)	199,187
1800 Diagonal 3-11-22	8%	86,350	2,215	(26,151)	62,414
		$2,335,603	$428,890	$(59,793)	$2,704,699

Notes payable as of December 31, 2021 consisted of the following:

	Inteerest Rate	Principal	Accrued Interest	Balance
Government Assistance Notes
Economic Injury Disaster Loan (EZC)	3.75%	$149,900	$10,524	$160,424
Economic Injury Disaster Loan (GLI)	3.75%	149,900	15,652	165,552
Paycheck Protection Program	1%	362,500	6,350	368,850
Paycheck Protection Program	1%	337,050	3,118	340,168
		$999,350	$35,644	$1,034,994
Secured Promisory Note
Comercial Bank	3.44%	$137,728	$-	$137,728

Convertible Promisory Notes
Silverback 2-12-21	10%	$995,130	$212,169	$-	$1,207,299
Dublin Holdings 2-6-21	8%	780,791	10,303	-	791,094
Dublin Holdings 8-25-21	8%	335,000	9,511	-	344,511
Dublin Holdings 11-5-21	8%	225,000	2,666	-	227,666
		$2,335,921	$234,649	$-	$2,570,570
Amortizing Promisory Note
First Fire	12%	12,141	978	-	13,119
		$2,348,062	$235,627	$-	$2,583,689

Government Assistance Notes Payable

On April 17, 2020, the Company received $362,500 under the Paycheck Protection Program of the U.S. Small Business Administration’s (SBA) 7(a) Loan Program pursuant to the Coronavirus, Aid, Relief and Economic Security Act (CARES Act), Pub. Law 116-136, 134 Stat. 281 (2020). The interest rate is one percent (1%).   The Company is utilizing the funds in accordance with the legal requirements. The loan is due April 17, 2025

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

On February 3, 2021, the Company received $337,050 under the Paycheck Protection Program of the U.S. Small Business Administration’s (SBA) 7(a) Loan Program pursuant to the Coronavirus, Aid, Relief and Economic Security Act (CARES Act), Pub. Law 116-136, 134 Stat. 281 (2020). The interest rate is one percent (1%).  The Company is utilizing the funds in accordance with the legal requirements.  The loan is due February 3, 2026

Convertible Promissory Notes

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

Silverback Capital Corporation

On March 16, 2021, the Company executed the following agreements with Silverback Capital Corporation (“Silverback”): (i) Securities Purchase Agreement; and (ii) Convertible Promissory Note for $165,000.

The 10% Notes are convertible at the holder’s option into the Company’s common stock at 65% of the lower of $1.35 or the current fair market value of the stock.  During the six months ended June 30, 2022, Silverback converted principal of $300,300 into 39,800,000 shares of our common stock at an average per share conversion price of $0.0075.

Dublin Holdings LLC

On February 26, 2021, the Company executed the following agreements with Bucktown Capital LLC: (i) Securities Purchase Agreement; (ii) Secured Convertible Promissory Note; and (iii) Security Agreement. During June 2022 Bucktown assigned all of its debt interests with the Company to Dublin Holdings LLC (“Dublin Agreements”).

The total amount of funding under the Dublin Agreements is $3,088,000 as represented in the Secured Convertible Promissory Note (“Note”). The total purchase price for this Note is $2,850,000; the Note carries an aggregate original issue discount of $228,000 and a transaction expense amount of $10,000. The Note is comprised of two (2) tranches (each, a “Tranche”), consisting of (i) an initial Tranche in an amount equal to $928,000 and any interest, costs, fees or charges accrued thereon or added thereto under the terms of the Note and the Dublin Agreements (the “Initial Tranche”), and (ii) an additional Tranche, which is exclusively dedicated for the purchase of the remaining equity interest in EZ-CLONE, in the amount of $2,160,000.00, plus any interest, costs, fees or charges accrued thereon or added thereto under the terms of the Note and the Dublin Agreements (the “Subsequent Tranche”). The Initial Tranche shall correspond to $68,000 of the OID and the Transaction Expense Amount and may be converted into shares of Common Stock at any time after the Purchase Price Date. The Subsequent Tranche corresponds to the Investor Note and $160,000 of the aggregate OID.

The Company agreed to reserve three times the number of shares based on the redemption value with a minimum of 23,340,000 shares of its common stock for issuance upon conversion of the Note, if that occurs in the future. If not converted sooner, the Note is due on or before February 26, 2022. The Note has an interest rate of eight percent (8%). The Note is convertible, at Dublin’s option, into the Company’s common stock at $0.30 per share (“Lender Conversion Price”), subject to adjustment as provided for in the Note. However, in the event the Market Capitalization (as defined in the Note) falls below the Minimum Market Capitalization the Lender Conversion Price shall equal the lower of the Lender Conversion Price and the Market Price as of any applicable date of Conversion.

On August 25, 2021 and on November 5, 2021, the Company entered into the following agreements with Bucktown Capital LLC which were subsequently assigned to Dublin: (i) Securities Purchase Agreements; (ii) Secured Convertible Promissory Notes; and (iii) Security Agreements. The total amount for these Notes is $560,000; the Note carries an aggregate original issue discount of $50,000 and a transaction expense amount of $10,000.  The Notes have an interest rate of eight percent (8%).  The Note is convertible, at Dublin’s option, into the Company’s common stock at $0.10 per share (“Lender Conversion Price”), subject to adjustment as provided for in the Note. However, in the event the Market Capitalization (as defined in the Note) falls below the Minimum Market Capitalization the Lender Conversion Price shall equal the lower of the Lender Conversion Price and the Market Price as of any applicable date of Conversion.

During the six months ended June 30, 2022, Dublin converted principal of $180,000 into 11,767,700 shares of our common stock at a per share conversion price of $0.0153.

The Company’s obligation to pay the Notes, or any portion thereof, are secured by all the Company’s assets.

1800 Diagonal Lending LLC

On January 4, 2022, and on March 11, 2022, the Company entered into the following agreements with 1800 Diagonal Lending LLC, formerly known as Sixth Street Lending LLC: (i) Securities Purchase Agreements; and (ii) Secured Convertible Promissory Notes.  The total amount for these Notes is $310,200; the Note carries an aggregate original issue discount of $32,500 and a transaction expense amount of $7,700.  The Notes have an interest rate of eight percent (8%).  The Note is convertible, at the holder’s option, into the Company’s common stock at a 25% discount from the market price.  Based on the variable conversion price, the Company recorded initial derivative liabilities and an increase in the debt discount of approximately $104,000. Amortization of the debt discount of approximately $96,000 for the six months ended June 20,2022.

AJB Capital Investments LLC

On May 17, 2022, the Company entered into the following agreements with AJB Capital Investments LLC: (i) Securities Purchase Agreement; and (ii) Promissory Note; (iii) Common Stock Purchase Warrant; and (iv) Security Agreement.   The total amount of the Note is $750,000; the Note carries an aggregate original issue discount of $75,000 and transaction expenses of $56,000.  The Note carries an interest rate of ten percent (10%) per annum and matures on November 17, 2022. Should the Note be extended at that time the interest rate increases to fifteen percent (15%).  Upon default by the Company, the Note is convertible by AJB Capital into the Company’s common stock at the lesser of the lowest trading price during the previous twenty trading days either (i) ending on the date of conversion of the Note or (ii) the date of the Note. In connection with executing the Note the Company will issue 7,500,000 shares of its common stock as an initial commitment fee.  Should the Note be extended, the Company will issue an additional 5,000,000 shares as an extension commitment fee.  The Warrant agreement allows for AJB to purchase 6,000,000 shares at $0.05 per share and has a five-year term. The Company recorded an original issue discount of approximately $313,000 related to the original issue discount, shares issued and warrants.  Amortization of the debt discount of approximately $74,000 for the six months ended June 30, 2022.

NOTE 12 – DERIVATIVE LIABILITY

The Convertible Notes payable include a conversion feature that pursuant ASC 815 “Derivatives and Hedging”, has been identified as an embedded derivative financial instrument and which the Company accounts for under the fair value method of accounting.

If the conversion features of conventional convertible debt provide for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (BCF). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20. Debt with Conversion and Other Options. In those circumstances, the convertible debt is recorded net of the discount related to the BCF and the Company amortizes the discount to interest expense over the life of the debt using the effective interest method. The debt is convertible at a range of  between 25% to 50% discount to the fair value of the Company’s common stock requiring the conversion feature to be bifurcated from the host debt contract and accounting for separately as a derivative, resulting in periodic revaluations. The notes underlying the derivatives are short term in nature and generally converted to stock in less than one year. The derivative is valued at period end with the key inputs being current stock price and the conversion feature.

There was a derivative liability of $1,961,846 and $1,698,272 as of June 30, 2022 and December 31, 2021, respectively. For the six months ended June 30, 2022, the Company recorded non-cash expense of $390,069 related to the “change in fair value of derivative” expense related to the convertible note financing. These were the only changes in level 3 fair value instruments during such periods.

Derivative liability as of June 30, 2022 was as follows:

Balance, December 31, 2021	$1,698,272
Additions	315,669
Conversions	(442,164)
Change in fair value	390,069
Balance, June 30, 2022	$1,961,846

NOTE 13 – RELATED PARTY TRANSACTIONS AND CERTAIN RELATIONSHIPS

Notes Receivable from Related Parties

EZ-CLONE had $161,000 due from its two founders at June 30, 2022 and December 31, 2021.  The notes bear interest at 3% and are due in July, 2041.

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

On June 17, 2022, the Company’s Board approved the implementation of a one-for-one hundred and fifty (1:150) reverse stock split of all of the Company’s issued and outstanding common stock (the “Reverse Stock Split”). The number of authorized shares will not change as a result of the Reverse Stock Split. The Reverse Stock Split will become effective upon announcement by FINRA (the Financial Industry Regulatory Authority). In connection with the Reverse Stock Split, the Company’s CUSIP number will change.

On October 9, 2019, the Company approved the reduction of authorized capital stock, whereby the total number of the Company’s authorized common stock decreased from 6,000,000,000 by a ratio of 1 for 50, to 120,000,000 shares. On November 20, 2019, the Company filed a Certificate of Amendment of Certificate of Incorporation with the Secretary of State of the State of Delaware. The reverse stock split of 1 for 150 was effective at the open of business on November 27, 2019 whereupon the shares of the Company’s common stock began trading on a split-adjusted basis and CUSIP number changed to 39985X203.

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

Capital Stock Issued and Outstanding

As of June 30, 2022, the Company had issued and outstanding securities of 177,017,394 shares of common stock.

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

Warrants

At December 31, 2021 the Company had 686,666 warrants outstanding at a weighted average exercise price of $1.64, all of which are exercisable. These warrants were forfeited effective June 30, 2022. At June 30, 2022 the Company had 6,00916,666 warrants outstanding at an exercise prices of $0.03 for 916,666 warrants which were issued for short term borrowings, and $0.05 for 6,000,000 warrants. See Note 11.

The Black-Scholes model was used to calculate the fair value of the warrants, which amounted to $38,248.

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

Stock Option Activity

At June 30, 2022 and December 31, 2021 there were no stock options issued or outstanding.

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

At June 30, 2022, the Company recorded a liability of $2,131,000 for acquisition payable of which a $1,105,000 is payable in stock and $1,026,000 is payable in cash.

Operating Leases

The Company is obligated under the following leases for its various facilities.

On May 31, 2021, the Company rented space at 11335 NE 122nd Way, Suite 105, Kirkland, Washington 98034 for $623 per month for the Company’s corporate office and use of space in the Regus network, including California. The Company’s agreement expired May 31, 2022.

On December 14, 2018, GrowLife, Inc. entered into a lease agreement with Pensco Trust Company for a 28,000 square feet industrial space at 10170 Croydon Way, Sacramento, California 95827 used for the assembly and sales of plastic parts by EZ-CLONE. The monthly lease payment is $17,500 and increases approximately 3% per year. The lease expires on December 31, 2023.

NOTE 18 – INCOME TAXES

The Company has incurred losses since inception, which have generated net operating loss carryforwards. The net operating loss carryforwards arise solely from United States sources. EZ-CLONE currently files its own separate tax return as it does not meet the qualifications for being included in the Company’s consolidated tax returns. During 2021 and 2020 EZ-CLONE generated taxable income and our tax expense relates to estimated taxes owed by EZ-CLONE. For the six months ended June 30, 2022 EZ-CLONE incurred a loss, and a tax benefit was recorded in the amount of $146,000.

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

NOTE 19 SUBSEQUENT EVENTS

On August 6, 2022, the Board of Directors ratified the Company’s prior approval on June 17, 2022 in favor of the implementation of a one-for-one hundred and fifty (1:150) reverse stock split of all of the Company’s issued and outstanding common stock (the “Reverse Stock Split”). In light of delay in processing, the Board has revised the Record Date from June 17, 2022 to the date which falls one day prior to FINRA’s announcement of the Reverse Stock Split.

As previously reported, the Reverse Stock Split was previously approved by the Company’s shareholders at the Company’s November 5, 2021 annual meeting of stockholders.

As a result of the Reverse Stock Split, every one hundred and fifty (150) shares of the issued and outstanding common stock of the Company will be converted into one (1) share of common stock. Any and all fractional shares resulting from the Reverse Split which are less than 1 (one) whole share, shall not be rounded up to the next whole share and rather such Holder shall receive a fractional pro-rata cash payment equal to 120% of the closing market price on the Record Date. Any and all fractional shares created by the Reverse Stock Split which are greater than one (1) whole share will be rounded up to the nearest whole share.

The number of authorized shares will not change as a result of the Reverse Stock Split.

The Reverse Stock Split will become effective upon approval by FINRA (the Financial Industry Regulatory Authority). In connection with the Reverse Stock Split, the Company’s CUSIP number will change.

An amendment to Articles of Incorporation will also be filed citing the Reverse Stock Split.

On August 6, 2022, the Board of GrowLife, Inc. adopted an amendment to the Company’s Second Amended and Restated Bylaws, as amended (the “Bylaw Amendment”), which amended Article III to, to provide that the number of Directors which shall constitute the Company’s Board shall be fixed from time to time by resolution of a majority of Directors in office; provided, however, that their number shall not be less than one (1) nor more than nine (9) and shall not be increased by more than two directors in any calendar year without unanimous board consent.

From July 1, 2022 through August 15, 2022 $281,100 of principal of convertible debt was converted into 108,673,685 at an average conversion price of $0.0026.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the six months ended June 30, 2022, GrowLife is reporting a 69% decline in EZ-CLONE revenue compared to the same period of the prior year. Gross profit for the six months ended June 30, 2022 declined to 48% compared to 57% for the same period the prior year.  Operating expenses decreased 3% to $2,075,000 compared to the same period the prior year. As a result, the loss from operations increased to $1,506,000 for the six months ended June 30, 2022 compared to an operating profit of $40,000 for the six months ended June 30, 2021.

Other expenses include changes in derivative liability, interest expenses, loss on debt conversions, fair value of warrants issued and gain on debt forgiveness.  Other expenses had a significant improvement in the six months ended June 30, 2022 from the same period the prior year as they were reduced from a $3,475,000 loss to $1,007,000 loss. The improvement results from a decline in interest expense and loss on conversions.

GrowLife has spent much of 2022 extensively seeking new business expansion opportunities for the Company while continuing to explore options to resolve and settle the EZ-CLONE litigation. On June 2, 2022 we announced our agreement with Bridgetown Mushrooms and the Company’s forward looking strategy. It is the Company’s belief that moving into the mushroom cultivation space is a natural progression for GrowLife. The work with Bridgetown is the perfect illustration of how we are leveraging our long history of cultivation expertise to bring innovative and high-demand products to emerging markets. We believe our shareholders may benefit by GrowLife moving forward and capitalizing on the many opportunities available to the Company.

Employees

As of June 30, 2022, we had 14 full-time and part-time employees. David Dohrmann, our Chief Executive Officer, is based in Kirkland, Washington. In addition, we employ 11 full-time and part time employees at EZ-CLONE in Sacramento, CA. None of our employees are subject to a collective bargaining agreement or represented by a trade or labor union.

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

THREE MONTHS ENDEDJUNE 30, 2022, AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2021

	Three Months ended June 30, (Dollars in thousands)
	2022	2021	$ Variance	% Variance
Net revenue	$315	$2,169	$(1,854)	-85%
Cost of good sold	164	889	(725)	-82%
Gross profit	151	1,280	(1,129)	-88%
Operating expenses	1,081	1,076	5	0%
Operating (loss)	(930)	204	(1,134)	-556%
Other expense
Change in fair value of derivative	(312)	(364)	52	-14%
Interest expense, net	(571)	(535)	(36)	7%
Gain on debt forgiveness	18		18	100%
Total other income (expense)	(865)	(899)	34	-4%
(Loss) before income taxes	(1,795)	(695)	(1,100)	158%
Income taxes	111	(214)	325	-152%
Net (loss)	$(1,684)	$(909)	$(775)	85%

Net revenue for the three months ended June 30, 2022, decreased by $1,854,000 to $315,000 from $2,169,000 for the three months ended June 30, 2021. The decreased performance of EZ-CLONE revenue is being experienced throughout the industry.

Cost of Goods Sold

Cost of sales for the three months ended June 30, 2022, decreased by $725,000 to $164,000 from $889,000 for the three months ended June 30, 2021. The decrease was due to the decreased EZ-CLONE sales, as discussed above.

Gross profit was $151,00 for the three months ended June 30, 2022, as compared to a gross profit of $1,280,000 for the three months ended June 30, 2021. The gross profit percentage was 48% for the three months ended June 30, 2022, as compared to 59% for the three months ended June 30, 2021. The decrease was due to significant decline EZ-CLONE revenue and increase freight costs.

Operating Expenses

Operating expenses for the three months ended June 30, 2022, were $1,081,000 as compared to $1,076,000 for the three months ended June 30, 2021.

Other Expense

Other expense for the three months ended June 30, 2022, was $865,000 as compared to $899,000 for the three months ended June 30, 2021. The decrease in other income (expense) for the three months ended June 30, 2022 compared to the same period the prior year, included (i) a decrease in the change in fair value of the derivative liability of $52,000; (ii) an increase in interest expense of $36,000; and (iii) gain of $18,000 on forgiveness of a portion of balance due to a vendor. The change in derivative liability is the non-cash change in the fair value and relates to our derivative instruments. The increase in non-cash interest related to accrued interest expense on our notes payable. The loss on debt conversions related debt conversion of our notes payable at prices below the market price. The gain on extinguishment of warrants related to a gain on the warrant settlement.

Net Loss

Net loss for the three months ended June 30, 2022 was $1,759,000 as compared to $909,000 for the three months ended June 30, 2021, for the reasons discussed above.

SIX MONTHS ENDED JUNE 30, 2022, AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2021

	Six Months ended June 30, (Dollars in thousands)
	2022	2021	$ Variance	% Variance
Net revenue	$1,175	$3,842	$(2,667)	-69%
Cost of good sold	606	1,666	(1,060)	-64%
Gross profit	569	2,176	(1,607)	-74%
Operating expenses	2,075	2,136	(61)	-3%
Operating (loss)	(1,506)	40	(1,546)	-3865%
Other expense
Change in fair value of derivative	(390)	(425)	35	-8%
Interest expense, net	(726)	(3,049)	2,323	-76%
Gain on debt forgiveness	183	0	183	100%
Total other income (expense)	(933)	(3,475)	2,542	-73%
(Loss) before income taxes	(2,439)	(3,435)	996	-29%
Income taxes	146	(351)	497	-142%
Net (loss)	$(2,293)	$(3,786)	$1,493	-39%

Net revenue for the six months ended June 30, 2022, decreased by $2,667,000 to $1,175,000 from $3,842,000 for the six months ended June 30, 2021. The decreased performance of EZ-CLONE revenue is a result of a decrease in the business environment for the products.

Cost of Goods Sold

Cost of sales for the six months ended June 30, 2022, decreased by $1,060,000 to $606,000 from $1,666,000 for the six months ended June 30, 2021. The decrease was due to the decreased EZ-CLONE sales, as discussed above.

Gross profit was $569,000 for the six months ended June 30, 2022, as compared to a gross profit of $2,176,000 for the six months ended June 30, 2021. The gross profit percentage was 48% for the six months ended June 30, 2022, as compared to, 57% for the six months ended June 30, 2021. The decrease was due to a significant decline in EZ-CLONE revenue and an increase freight costs.

Operating Expenses

Operating expenses for the six months ended June 30, 2022, were $2,075,000 as compared to $2,136,000 for the six months ended June 30, 2021. The decrease was related to a decrease in compensation and related benefit costs and advertising costs during the three months ended June 30, 2022

Other Expenses

Other expenses for the six months ended June 30, 2022, were $933,000 as compared to $3,475,000 for the six months ended June 30, 2021. The decrease in other income (expense) for the six months ended June 30, 2022 compared to the same period the prior year, included (i) a decrease in the change in fair value of the derivative liability of $35,000; (ii) a decrease in interest expense of $2,323,000; and (iii) gain on forgiveness of one of the EIDL loans by the government of $165,000 and a portion of the amount due to a vendor of $18,000. The change in derivative liability is the non-cash change in the fair value and relates to our derivative instruments. The increase in non-cash interest relates to the accrued interest expense on our notes payable. The loss on debt conversions relates to the debt conversion of our notes payable at prices below the market price. The gain on extinguishment of warrants relates to a gain on the warrant settlement.

Net Loss

Net loss for the six months ended June 30, 2022 was $2,368,000 as compared to $3,786,000 for the six months ended June 30, 2021, for the reasons discussed above.

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

The accompanying financial statements have been prepared assuming that we will continue as a going concern. However, since inception, we have sustained significant operating losses and such losses are expected to continue for the foreseeable future. As of June 30, 2022, we had an accumulated deficit of $163 million, cash and cash equivalents of $277,000 and a working capital deficit of $2,655,000, excluding derivative liability, convertible debt, acquisition costs payable in stock and right of use liability. Net cash used in operating activities was $1,054,000 for the six months ended June 30, 2022.

The Company believes it will require additional funding in order to execute its business plans. The majority of the Company’s cash is currently held at EZ-CLONE and as a result of the ongoing litigation with EZ-CLONE Founder’s, such cash is not accessible for general corporate use.

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

May 17, 2022, AJB Capital Financing

On May 17, 2022, the Company entered into the following agreements with AJB Capital Investments LLC: (i) Securities Purchase Agreement; and (ii) Promissory Note; (iii) Common Stock Purchase Warrant; and (iv) Security Agreement. The total amount of the Note is $750,000; the Note carries an aggregate original issue discount of $75,000. The Note carries an interest rate of ten percent (10%) per annum and matures on November 17, 2022. Should the Note be extended at that time the interest rate increases to fifteen percent (15%). Upon default by the Company, the Note is convertible by AJB Capital into the Company’s common stock at the lesser of the lowest trading price during the previous twenty trading days either (i) ending on the date of conversion of the Note or (ii) the date of the Note. In connection with executing the Note the Company will issue 7,500,000 shares of its common stock as an initial commitment fee. Should the Note be extended, the Company will issue an additional 5,000,000 shares as an extension commitment fee. The Warrant agreement allows for AJB to purchase 6,000,000 shares at $0.05 per share and has a five-year term

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2022, was $1,054,000. This amount was primarily related to a (i) net loss of $2,368,000; and (ii) a net working capital decrease of $32,000; (iii) depreciation of $28,000; (iv) amortization of intangible assets of $336,000; (v) accrued interest of $244,000; (vi) loss on debt conversion of $354,000; (vii) change in derivative liability of $390,000; (viii) loss on extinguishment of $163,000, and (ix) gain on forgiveness of debt of $183,000.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2022, was $17,000. The amount related to purchase of capital equipment.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2022, was $984,000 compared to $874.00 for six months ended June 30, 2021. The amount related to proceeds from note payable of $1,009,000, offset by repayment of notes payable of $25,000 for the six months ended June 30, 2022, was $984,000.

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

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of June 30, 2022, that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Personnel:  We do not employ a full time Chief Financial Officer. Marco Hegyi serves as both Chief Executive Officer and Interim Chief Financial Officer until his resignation July 1, 2022. In April 2022 we hired an interim Chief Accounting Officer.  We also utilize a consultant to assist with our financial reporting. There are limited personnel to assist with the accounting and financial reporting function, which results in: (i) a lack of segregation of duties and (ii) controls that may not be adequately designed or operating effectively and have not been formally documented. Despite the existence of material weaknesses, the Company believes the financial information presented herein is materially correct and fairly presents the financial position and operating results of the six months ended June 30, 2022, in accordance with GAAP.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2022.

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

As of June 30, 2022 and December 31, 2021, the Company has recorded a liability of $2,131,000 for acquisition payable of which a $1,105,000 is payable in stock and $1,026,000 is payable in cash.

On April 19, 2022, EZ-CLONE received notice that Brad Mickelsen filed a complaint against EZ-CLONE and unnamed parties in the Superior Court of California, County of Sacramento (“Complaint”) for claims related to breach of contract entered into between the parties dated October 18, 2018. EZ Clone filed an Answer on June 15, 2022. A Case Management Conference was set for September 16, 2022.

On April 23, 2021, we were notified that the Company was in default on its notes held by Silverback Capital Corporation. The reason for the default was the Company’s inability to provide the reserve share requirement as specified in the notes. The penalty for the reserve share default was an increase in the outstanding note balances by 15%, an increase in the conversion discount by 5% and a default interest rate on the outstanding note balances of 22%. The penalty resulted in an increase to the outstanding principal balance of $146,157.

As a result of the reserve share default, on May 7, 2021, Silverback demanded immediate payment in full of all of their notes. On May 10, 2021, when Silverback had not been paid in full, Silverback presented another default notice for lack of payment. The penalty for the non-payment default was an increase in the outstanding note balances by another 15%, an additional increase in the conversion discount by 5%. The penalty resulted in an increase to the outstanding principal balance of $168,656.

On April 15, 2021, we were notified that the Company was in default on its notes held by Silverback Capital Corporation (which totaled $1,360,286 at September 30, 2021. The reason for the default was the Company’s inability to file the Form-10K for the year 2021 timely, a requirement as specified in the notes. The penalty for the reserve share default was an increase in the outstanding note balances by 15%, an increase in the conversion discount by 5%. The penalty resulted in an increase to the outstanding principal balance of $122,734.

On May 22, 2021, we were notified that the Company was in default on its notes held by Silverback Capital Corporation. The reason for the default was the Company’s inability to provide the reserve share requirement as specified in the notes. The penalty for the reserve share default was an increase in the outstanding note balances by 5%, there was no additional increase to the conversion discount rate. The penalty resulted in an increase to the outstanding principal balance of $47,048.

ITEM 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

During the three months ended June 30, 2022, we had the following sales of unregistered sales of equity securities:

Debt of $123,400 was converted into 24,000,000 shares of our common stock at a per share conversion price of $0.005.

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

3.2	First Amendment to Second Amended and Restated Bylaws Amendment, dated August 6, 2022

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

28

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

10.8

Amendment No. 1 to Purchase and Sale Agreement dated October 23, 2019, entered into by between GrowLife, Inc. and William Blackburn. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on November 12, 2019, and hereby incorporated by reference.

10.9

Compilation of Securities Purchase Agreement, Secured Promissory Notes, and Security Agreement. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on February 5, 2020, and hereby incorporated by reference.

10.10

Compilation of Labrys Securities Purchase Agreement, Self-Amortization Promissory Note and Other Agreements. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on October 15, 2020, and hereby incorporated by reference.

10.11

Compilation of EMA Securities Purchase Agreement, Self-Amortization Promissory Note and Other Agreements. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on October 15, 2020, and hereby incorporated by reference.

10.12

Compilation of FF Securities Purchase Agreement, Self-Amortization Promissory Note and Other Agreements. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on October 15, 2020, and hereby incorporated by reference.

10.13

Amendment 2 to Compilation of Labrys Securities Purchase Agreement, Self-Amortization Promissory Note and Other Agreements. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on December 7, 2020, and hereby incorporated by reference.

10.14

Amendment 3 to Compilation of Labrys Securities Purchase Agreement, Self-Amortization Promissory Note and Other Agreements. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on January 5, 2021, and hereby incorporated by reference.

29

10.15

Compilation of Bucktown Capital, LLC Securities Purchase Agreement, and Other Agreements. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on March 5, 2021, and hereby incorporated by reference.

10.16	St. George and Iliad joint Warrant Settlement Agreement. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on April 9, 2021, and hereby incorporated by reference.

10.17

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

10.19

Securities Purchase Agreement and Convertible Promissory Note with Sixth Street Lending LLC dated January 4, 2022.  Filed with the SEC on May 16, 2022 as exhibit to our Form 10-K and incorporated herein by reference.

10.20

Securities Purchase Agreement and Convertible Promissory Note with Sixth Street Lending LLC dated March 8, 2022. Filed with the SEC on May 16, 2022 as exhibit to our Form 10-K and incorporated herein by reference.

10.21	Compilation of AJB Capital Investments LLC, Securities Purchase Agreement, and Other Agreements dated May 17, 2022.

10.22	Asset Purchase Agreement, dated June 1, 2022, with Bridgetown Mushrooms, LLC

10.23	Dohrmann Employment Agreement, dated June 30, 2022

14.1	Code of Conduct and Ethics dated May 15, 2014. Attached as an exhibit to the Company’s Form 8-K filed and with the SEC on June 9, 2014, and hereby incorporated by reference.

31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14 *

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14 *

32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act *

32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act *

99.1	Amended and Restated Audit Committee Charter dated October 16, 2015. Attached as an exhibit to the Company’s Form 8-K and filed with the SEC on October 26, 2015, and hereby incorporated by reference.

99.2	Compensation Committee Charter dated May 15, 2014. Attached as an exhibit to the Company’s Form 8-K dated June 3, 2014 and filed with the SEC on June 9, 2014, and hereby incorporated by reference.

99.3

Amended and Restated Nominations and Governance Charter dated October 16, 2015.  Attached as an exhibit to the Company’s Form 8-K and filed with the SEC on October 26, 2015, and hereby incorporated by reference.

99.4	Amended and Restated Insider Trading Policy dated October 16, 2015. Attached as an exhibit to the Company’s Form 8-K and filed with the SEC on October 26, 2015, and hereby incorporated by reference.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed Herewith.

30

SIGNATURES

In accordance with Section 13 or 15(d) requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GROWLIFE, INC.
(Registrant)

Date: August 22, 2022	By:	/s/David Dohrmann
David Dohrmann
Chief Executive Officer and President
(Principal Executive Officer); Interim Chief Financial Officer

31