Form 10-Q
period 2022-09-30
GROWLIFE, INC.
filed 2022-11-21
CIK 1161582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period

September 30, 2022

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

As of November 11, 2022, there were 4,385,306 shares of the issuer’s common stock, $0.0001 par value per share, outstanding. The Company completed a 150-to-1 reverse stock split effective October 7, 2022.

  ITEM 1. FINANCIAL STATEMENTS

GROWLIFE, INC. AND SUBSIDIARIES CONDENSED

CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,385	$363,863
Accounts receivable - trade, net of allowance for doubtful accounts of $4,000 and $10,000 at 9/30/22 and 12/31/21, respectively	20,931	366,789
Inventory	1,106,322	1,299,560
Advances	95,901	-
Deposits	18,995	18,995
Total current assets	1,282,534	2,049,207

Property and equipment, net	224,532	249,906
Intangible assets, net	-	459,002
Goodwill	781,749	781,749
Other receivables from related parties	161,000	161,000
Operating lease right of use asset	257,382	407,166
TOTAL ASSETS	$2,707,197	$4,108,030

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES:
Accounts payable - trade	948,921	1,146,344
Accrued expenses	245,377	219,398
Notes payable- PPP/EIDL loans	876,352	1,034,994
Notes payable, net	1,113,156	137,728
Derivative liability	1,755,260	1,698,272
Convertible notes payable, net	2,248,521	2,583,816
Acquisition of EZ-CLONE Enterprises, Inc. payable in cash	1,026,000	1,026,000
Acquisition of EZ-CLONE Enterprises, Inc. payable in common stock	1,105,000	1,105,000
Current portion of operating lease right of use liability	218,296	197,915
Federal and state income taxes payable	438,951	556,952
Total current liabilities	9,975,833	9,706,419

LONG TERM LIABILITIES:
Deferred tax liability	-	106,000
Non-current portion of operating lease right of use liability	59,057	229,222
Total long term liabilities	59,057	335,222

STOCKHOLDERS' DEFICIT
Preferred stock - $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding at 9/30/2022 and 12/31/2021, respectively
Common stock - $0.0001 par value, 740,000,000 shares authorized, 3,386,687 and 786,331 shares issued and outstanding at 9/30/2022 and 12/31/2021, respectively	339	79
Additional paid in capital	156,104,683	154,380,348
Accumulated deficit	(163,432,714)	(160,314,038)
Total stockholders' deficit	(7,327,693)	(5,933,611)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,707,197	$4,108,030

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

NET REVENUE	$225,918	$1,232,208	$1,401,167	$5,074,790
Cost of goods sold	149,930	815,790	756,476	2,683,406
Gross Profit	75,988	416,418	644,691	2,391,384
Operating expenses	692,201	924,911	2,767,188	3,074,197
Loss from operations	(616,213)	(508,493)	(2,122,497)	(682,813)

OTHER INCOME (EXPENSE):
Change in fair value of derivative	(187,408)	25,592	(622,674)	(399,948)
Interest expense, net	(270,465)	(435,919)	(756,581)	(1,666,288)
Gain on debt conversions, net	170,317	(291,364)	164,509	(2,370,369)
Warrant expense	-	571,060	(5,433)	1,045,310
Total other expense, net	(287,556)	(130,631)	(1,220,179)	(3,391,295)

LOSS BEFORE INCOME TAXES	(903,769)	(639,124)	(3,342,676)	(4,074,108)

Income taxes
Current	57,000	29,388	117,000	(321,477)
Deferred	21,000		107,000
	78,000	29,388	224,000	(321,477)

NET LOSS	$(825,769)	$(609,736)	$(3,118,676)	$(4,395,585)

Basic and diluted loss per share	$(0.40)	$(1.02)	$(2.27)	$(8.81)

Weighted average shares of common stock outstanding- basic and diluted	2,070,530	596,449	1,374,391	499,199

  The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock		Additional Paid	Accumulated	Stockholders'
	Shares	Amount	in Capital	Deficit	(Deficit) Total

Balance as of December 31, 2020	345,621	$35	$147,666,862	$(154,841,370)	$(7,174,472)

Stock based compensation for stock options			5,643	-	5,643
Shares issued for convertible note conversions	102,260	10	3,159,588	-	3,159,597
Net loss for the three months ended March 31, 2021	-	-	-	(2,876,681)	(2,876,681)
Balance as of March 31, 2021	447,882	$45	$150,832,093	$(157,718,051)	$(6,885,913)

Stock based compensation for stock options	-	-	4,916	-	4,916
Shares issued for convertible note and interest conversion	44,693	4	837,511	-	837,515
Shares issued for liability settlement	65,000	7	1,183,244	-	1,183,250
Shares issued for warrant exercise - cashless	5,425	1	(1)	-	(0)
Net loss for the three months ended June 30, 2021	-	-	-	(909,168)	(909,168)
Balance as of June 30, 2021	563,000	56	152,857,763	(158,627,219)	(5,769,400)

Stock based compensation for stock options	-	$-	$4,916	$-	4,916
Shares issued for convertible note and interest conversion	56,000	6	526,194	-	526,200
Shares issued for liability settlement	30,000	3	193,937	-	193,940
Net loss for the three months ended September 30, 2021				(609,736)	(609,736)
Balance as of September 30, 2021	649,000	65	153,582,810	(159,236,955)	(5,654,080)

Balance as of December 31, 2021	786,331	$79	$154,380,348	$(160,314,038)	$(5,933,611)

Shares issued for convertible note conversions	183,785	18	694,797		694,815
Net loss for the three months ended March 31, 2022				(609,077)	(609,077)
Balance as of March 31, 2022	970,116	$97	$155,075,145	$(160,923,114)	$(5,847,873)

Shares issued for convertible note conversions	160,000	16	198,881		198,897
Shares issued for convertible note commitment	50,000	5	99,543		99,548
Fair value of warrants issued			27,417		27,417
Net loss for the three months ended June 30, 2022				(1,683,831)	(1,683,831)
Balance as of June 30, 2022	1,180,116	$118	$155,400,985	$(162,606,945)	$(7,205,842)

Shares issued for convertible note conversions	2,206,571	221	703,697		703,918
Net loss for the three months ended September 30, 2022				(825,769)	(825,769)
Balance as of September 30, 2022	3,386,687	$339	$156,104,683	$(163,432,714)	$(7,327,693)

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30, 2022	September 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,118,676)	$(4,395,585)
Adjustments to reconcile net loss to net cash (used in)
operating activities
Depreciation expense	41,963	21,382
Amortization of intangible assets	459,002	503,787
Share-based compensation expense	-	15,475
Non Cash Interest Expense	690,785	1,368,855
(Gain) Loss on debt Conversion	(164,511)	399,948
Change in fair value of derivative	622,674	2,564,658
Loss on debt settlement	-	(1,045,310)
Gain on forgiveness of debt	(183,448)
Changes in operating assets and liabilities:
Accounts receivable	345,858	903,396
Inventory	193,238	(727,874)
Other assets	(95,901)	(161,000)
Right of use, net	-	5,013
Accounts payable and accrued expenses	122,346	(13,364)
Change in deferred taxes	(106,000)	(88,164)
Change in federal and state taxes payable	(118,001)	409,641
Cash Used in operating activities	(1,310,671)	(239,142)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of PP&E	(16,590)	-
Cash Used in investing activities	(16,590)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of notes	(219,592)	(1,307,806)
Proceeds from notes payable, net	1,223,375	2,385,455
Net cash provided by financing activities	1,003,783	1,077,649

NET CHANGE IN CASH AND CASH EQUIVALENTS	(323,478)	838,507

CASH AND CASH EQUIVALENTS, beginning of period	363,863	383,144

CASH AND CASH EQUIVALENTS, end of period	$40,385	$1,221,651

Non-cash investing and financing activities:
Value of shares issued for convertible note conversion	$1,597,630	$1,958,655
Value of shares issued for liability settlement		$1,377,190
Value of shares issued for loan commitment fee	$99,548

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

At September 30, 2022 and December 31, 2021, the Company had recorded a liability of $2,131,000 for acquisition payable of which a $1,105,000 is payable in stock and $1,026,000 is payable in cash.

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

On October 7, 2022, FINRA (the Financial Industry Regulatory Authority) announced the Reverse Stock Split of 150-for-1 which was previously approved by the Company’s shareholders at the Company’s November 5, 2021 annual meeting of stockholders. All share and per share amounts have been adjusted in these condensed consolidated financial statements to reflect the effects of the reverse stock split.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $3,118,676 and $4,395,585 for the nine months ended September 30, 2022 and 2021, respectively. Net cash used in operating activities was $1,310,671 and $239,142 for the nine months ended September 30, 2022 and September 30, 2021, respectively.

The Company anticipates that it will record losses from operations for the foreseeable future. As of September 30, 2022, the Company’s accumulated deficit was $163 million.  The Company has limited capital resources, and operations to date have been funded with the proceeds from private equity and debt financings. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Accounts Receivable and Revenue – The company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which requires the application of the five-step-principles-based-accounting-model for revenue recognition. These steps include (1) a legally enforceable contract, written or unwritten is identified; (2) performance obligations in the contracts are identified; (3) the transaction price reflecting variable consideration, if any, is identified; (4) the transaction price is allocated to the performance obligations; and (5) revenue is recognized when the control of goods is transferred to the customer at a particular time or over time. Our hydroponic sales are cash or credit card. Our EZ-CLONE sales include credit, cash, 3% discount upon receipt within ten days and, we extend thirty-day terms to select customers. We have not incurred any costs to acquire contracts that would require capitalization as of September 30, 2022 and 2021. Accounts receivable are reviewed periodically for collectability. As of September 30, 2022 and December 31, 2021, the Company has an allowance for doubtful accounts totaling $4,000 and $10,000, respectively.

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

Concentration of Credit and Sales Risk -

The Company had the following concentrations of credit and sales risk:

Customers with over 10% of sales - the Company had three customers of EZ-CLONE that represented approximately 10%, 13% and 30% of consolidated revenue for the nine months ended September 30, 2022.

Customers with over 10% of outstanding EZ-CLONE accounts receivable - as of September 30, 2022 three customers totaled 76%, and as of December 31, 2021 one customer totaled 85%.  All amounts from these customers were current for both periods.

Inventories - Inventories are recorded on a first in first out basis.  Inventories consists of raw materials, work in process and finished goods and components sold by EZ-CLONE to it distribution customers. The Company reviews its inventory on a periodic basis to identify products that are slow moving and/or obsolete, and if such products are identified, the Company records the appropriate inventory impairment charge at such time.

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

Goodwill - The Company reviews its acquired goodwill for impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. In reviewing its goodwill, the Company performs a qualitative analysis to determine if it is more-likely-than-not that the goodwill is impaired. If the qualitative analysis indicates that goodwill is likely impaired, the Company calculates the fair value of its goodwill by allocating the fair value of the business unit containing the goodwill to all its tangible and intangible assets and liabilities, with the residual fair value allocated to goodwill. The excess, if any, of the goodwill carrying value in excess of its fair value would be recognized as an impairment loss. Management has concluded that, based on a qualitative analysis, it is more-likely-than-not that goodwill has not been impaired as of September 30, 2022 or December 31, 2021.

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

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of September 30, 2022, and December 31, 2021 are based upon the short-term nature of the assets and liabilities. The Company’s derivative financial instruments are considered Level 3 instruments. See Note 12.

Derivative Financial Instruments –Pursuant to ASC 815 “Derivatives and Hedging”, the Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company then determines if embedded derivative must bifurcated and separately accounted for. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The variable conversion features of the Convertible Notes Payable are considered derivatives, see Note 12. For derivative financial instruments, the Company uses the Binomial pricing model to value the derivative instruments at inception and on subsequent valuation dates. The Company uses the following assumptions when using the model: (i) risk-free interest rate of 1%; (ii) expected life of one year; (iii) expected dividend of 0%; and (iv) expected volatility ranging from 109% – 155%.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

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

Determining Fair Value under ASC 718 - The Company records compensation expense associated with stock options and other equity-based compensation using the Black-Scholes-Merton option valuation model for estimating fair value of stock options granted under our plan. The Company amortizes the fair value of stock options on a ratable basis over the requisite service periods, which are generally the vesting periods. The expected life of awards granted represents the period of time that they are expected to be outstanding.  The Company estimates the volatility of our common stock based on the historical volatility of its own common stock over the most recent period corresponding with the estimated expected life of the award. The Company bases the risk-free interest rate used in the Black Scholes-Merton option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award. The Company has not paid any cash dividends on our common stock and does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes-Merton option valuation model and adjusts share-based compensation for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate is recognized in the period the forfeiture estimate is changed.

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

As of September 30, 2022, there are no dilutive stock options or warrants outstanding. In addition, we have an unknown number of common shares to be issued under the convertible notes financing agreements because the number of shares ultimately issued depends on the price at which the holder converts its debt to shares and exercises its warrants. The lower the conversion or exercise prices, the more shares that will be issued to the holder upon the conversion of debt to shares. The Company will not know the exact number of shares of stock issued to the holder until the debt is actually converted to equity.

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

Advertising – Advertising costs are charged to operating expenses as incurred. Advertising and marketing costs for the three and nine months ended September 30, 2022 were $5,950 and $45,451, respectively.

Comprehensive loss – Comprehensive loss is defined as the change in equity of a business during a period from non-owner sources. There were no differences between net loss for the three or nine months ended September 30, 2022 and 2021 and comprehensive loss for those periods.

Research and Development Expenses – There are no research and development expenses for the three and nine months ended

September 30, 2022 and 2021

Recent Accounting Pronouncements

—---

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

For accounting purposes, from October 15, 2018 the Company consolidated EZ-Clone given their control and treated its obligation to acquire the remaining interest in EZ-Clone. The Company considers EZ-Clone to be 100% owned. At September 30, 2022 and December 31, 2021 the Company has recorded $2,131,000 as a liability, $1,026,000 of which is due in cash and $1,105,000 is due in stock.

The fair value of the intangible assets associated with the assets acquired was $2,351,000 estimated by using a discounted cash flow approach based on future economic benefits. In summary, the estimate was based on a projected income approach and related discounted cash flows over five years, with applicable risk factors assigned to assumptions in the forecasted results.

NOTE 5 – INVENTORY

Inventory as of September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021
Raw materials	$686,542	$723,834
Work in proess	223,368	375,083
Finished goods	196,412	183,318
Inventory deposits	-	17,325
	$1,106,322	$1,299,560

Inventory consist of supplies for product lines at EZ-CLONE.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2022 and December 31, 2021 consists of the following:

	September 30, 2022	December 31, 2021
Machinery, equipment and tooling	$373,456	$356,867
Computer equipment	16,675	16,675
Leasehold equipment	14,703	14,702
Automobile	157,728	157,728
Total	$562,562	$545,972
Less accumulated depreciation and amortization	(338,030)	(296,066)
Net property and equipment	$224,532	$249,906

Total depreciation expense was $41,963 and $37,152 for the nine months ended September 30, 2022 and December 31, 2021, respectively. All equipment is used for manufacturing, selling, general and administrative purposes and accordingly all depreciation is classified in operating expenses.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets as of September 30, 2022 and December 31, 2021 consisted of the following:

	Estimated life	September 30, 2022	December 31, 2021
Customer lists	3.5 Years	$1,297,000	$1,297,000
Intellectual property	3.5 Years	1,054,000	1,054,000
Less accumulated amortization		(2,351,000)	(1,891,998)
		$-	$459,002

Goodwill	Indefinite	$781,749	$781,749

Total Intangibles and Goodwill		$781,749	$1,240,751

Total amortization expense was $459,002 and $671,716 for the nine months ended September 30, 2022 and December 31, 2021, respectively.

NOTE 8- LEASES

The Company previously entered into operating leases for a warehouse and corporate facilities. The leases terms are five years, and often includes an options to renew. These operating leases rights are listed as separate line items on the Company's September 30, 2022 Consolidated Balance Sheet and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are also listed as separate line items on the Company's September 30, 2022 Consolidated Balance Sheet.  Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, the Company recognized right-of-use assets and lease liabilities for operating leases of approximately $1,378,000 on January 1, 2019. Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. As of September 30, 2022, total right-of-use assets and operating lease liabilities for remaining long-term lease was $257,382 and $277,353, respectively. During the nine months ended September 30, 2022 and 2021, the Company recognized approximately $172,107and $166,553respectively, in total lease costs for the leases.

NOTE 9- ACCOUNTS PAYABLE

Accounts payable were $948,921 and $1,146,344 as of September 30, 2022, and December 31, 2021, respectively. Such liabilities consisted of amounts due to vendors for inventory purchases, audit, legal and other expenses incurred by the Company.

NOTE 10- ACCRUED EXPENSES

Accrued expenses were $245,377 and $219,398 as of September 30, 2022, and December 31, 2021, respectively. Such liabilities consisted of amounts due to sales tax, payroll and restructuring expense liabilities.

NOTE 11 –NOTES PAYABLE

Notes Payable as of September 30, 2022 consisted of the following:

	Inteerest Rate	Principal	Accrued Interest	Discount	Balance
Government Assistance Notes
Economic Injury Disaster Loan (EZC)	3.75%	$149,900	$12,028		$161,928
Paycheck Protection Program	1%	362,500	9,171		371,671
Paycheck Protection Program	1%	337,050	5,703		342,753
		$849,450	$26,902		$876,352
Promisory Notes
Comercial Bank secured by automobile	3.44%	$123,823	$-		$123,823
Promisory notes	5%	137,500	6,070		143,570
AJB Capital 5-17-22	10%	750,000	-	(100,737)	649,263
AJB Capital 9-28-22	10%	220,000	-	(23,500)	196,500
		$1,231,323	$6,070	$(124,237)	$1,113,156

Convertible Promisory Notes
Silverback 2-12-21	22%	$48,579	$48,927		534,717
Dublin Holdings 2-6-21	8%	695,562	410,282		1,105,844
Dublin Holdings 8-25-21	8%	335,000	31,056		366,903
Dublin Holdings 11-5-21	8%	225,000	16,903		241,903
		$1,741,353	$507,168	$-	$2,248,521

Notes payable as of December 31, 2021 consisted of the following:

	Inteerest Rate	Principal	Accrued Interest	Balance
Government Assistance Notes
Economic Injury Disaster Loan (EZC)	3.75%	$149,900	$10,524	$160,424
Economic Injury Disaster Loan (GLI)	3.75%	149,900	15,652	165,552
Paycheck Protection Program	1%	362,500	6,350	368,850
Paycheck Protection Program	1%	337,050	3,118	340,168
		$999,350	$35,644	$1,034,994
Secured Promisory Note
Comercial Bank secured by automobile	3.44%	$137,728	$-	$137,728

Convertible Promisory Notes
Silverback 2-12-21	10%	$995,130	$212,169	$-	$1,207,299
Dublin Holdings 2-6-21	8%	780,791	10,303	-	791,094
Dublin Holdings 8-25-21	8%	335,000	9,511	-	344,511
Dublin Holdings 11-5-21	8%	225,000	2,666	-	227,666
		$2,335,921	$234,649	$-	$2,570,570
Amortizing Promisory Note
First Fire	12%	12,141	978	-	13,119
		$2,348,062	$235,627	$-	$2,583,689

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

On September 19, 2020, the Company, including its EZ-CLONE subsidiary, received two loans totaling $299,800 under the Economic Injury Disaster Loan Program of the U.S. Small Business Administration’s 7(a) Loan Program pursuant to the Coronavirus, Aid, Relief and Economic Security Act (CARES Act), Pub. Law 116-136, 134 Stat. 281 (2020). Repayment terms on the loans are monthly principal and interest totaling approximately $1,392 over a 30-year term at 3.75%. In addition, the loan contains a 12-month payment deferral beginning on the loan date. There is no prepayment penalty on the EIDL loans. One of the EIDL loans was forgiven in February 2022.

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

Silverback Capital Corporation

On February 12, 2021 Silverback purchased a Note from Odyssey Research & Trading LLC (“Odyssey”) that was originally issued to Odyssey on July 22, 2019. Silverback assumed the terms and conditions of the original note. The Company typically issues original issuance discount notes that have a stated interest rate of typically 10%. Accrued interest represents the interest to be accreted over the remaining term of the notes. These notes contain terms and conditions that are deemed beneficial conversion features and the Company recognized a derivative liability related to these terms until the notes are converted. Upon the conversion of these notes, the Company records a loss on debt conversion and reduces their derivative liability. The derivative liability was written off  at the end of 2021 due to Silverback asserting the loan in default as the Company was not maintaining the share reserves provided for the Note Agreement.  See Legal Proceedings in PART II OTHER INFOMRATION.

The 10% Notes are convertible at the holder’s option into the Company’s common stock at 50% of the current fair market value of the stock.  During the nine months ended September 30, 2022, Silverback converted principal of $469,350 into1,302,000 shares of our common stock at an average per share conversion price of $0.36.

Dublin Holdings LLC

On February 26, 2021, the Company executed the following agreements with Bucktown Capital LLC: (i) Securities Purchase Agreement; (ii) Secured Convertible Promissory Note; and (iii) Security Agreement. During September 2022 Bucktown assigned all of its debt interests with the Company to Dublin Holdings LLC (“Dublin Agreements”).

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

If not converted sooner, the Note is due on or before February 26, 2022. The Note has an interest rate of eight percent (8%). The Note is convertible, at Dublin’s option, into the Company’s common stock at $45.00 per share (“Lender Conversion Price”), subject to adjustment as provided for in the Note. However, in the event the Market Capitalization (as defined in the Note) falls below the Minimum Market Capitalization the Lender Conversion Price shall equal the lower of the Lender Conversion Price and the Market Price as of any applicable date of Conversion.

On August 25, 2021 and on November 5, 2021, the Company entered into the following agreements with Bucktown Capital LLC which were subsequently assigned to Dublin: (i) Securities Purchase Agreements; (ii) Secured Convertible Promissory Notes; and (iii) Security Agreements. The total amount for these Notes is $560,000; the Notes carry an aggregate original issue discount of $50,000 and a transaction expense amount of $10,000.  The Notes have an interest rate of eight percent (8%).  The Note is convertible, at Dublin’s option, into the Company’s common stock at $15.00 per share (“Lender Conversion Price”), subject to adjustment as provided for in the Note. However, in the event the Market Capitalization (as defined in the Note) falls below the Minimum Market Capitalization the Lender Conversion Price shall equal the lower of the Lender Conversion Price and the Market Price as of any applicable date of Conversion.

During the nine months ended September 30, 2022, Dublin converted principal of $295,000 into 442,954 shares of our common stock at a per share conversion price of $0.67.

The Company’s obligation to pay the Notes, or any portion thereof, are secured by all the Company’s assets.

1800 Diagonal Lending LLC

On January 4, 2022, and on March 11, 2022, the Company entered into the following agreements with 1800 Diagonal Lending LLC, formerly known as Sixth Street Lending LLC: (i) Securities Purchase Agreements; and (ii) Secured Convertible Promissory Notes.  The total amount for these Notes is $310,200; the Note carries an aggregate original issue discount of $32,500 and a transaction expense amount of $7,700.  The Notes have an interest rate of eight percent (8%).  The Note is convertible, at the holder’s option, into the Company’s common stock at a 25% discount from the market price.  Based on the variable conversion price, the Company recorded initial derivative liabilities and an increase in the debt discount of approximately $182,000.

During the nine months ended September 30, 2022, 1800 Diagonal converted principal of $200,050 into 648,728 shares of our common stock at a per share conversion price of $0.31.

On September 28, 2022 these notes were paid off from the proceeds of a note entered into with AJB Capital. The derivative liability was written off as a result of the pay off.

AJB Capital Investments LLC

On May 17, 2022, the Company entered into the following agreements with AJB Capital Investments LLC: (i) Securities Purchase Agreement; and (ii) Promissory Note; (iii) Common Stock Purchase Warrant; and (iv) Security Agreement.   The total amount of the Note is $750,000; the Note carries an aggregate original issue discount of $75,000 and transaction expenses of $56,000.  The Note carries an interest rate of ten percent (10%) per annum and matures on November 17, 2022. Should the Note be extended at that time the interest rate increases to fifteen percent (15%).  Upon default by the Company, the Note is convertible by AJB Capital into the Company’s common stock at the lesser of the lowest trading price during the previous twenty trading days either (i) ending on the date of conversion of the Note or (ii) the date of the Note. In connection with executing the Note the Company will issue 50,000 shares of its common stock as an initial commitment fee.  Should the Note be extended, the Company will issue an additional 33,333 shares as an extension commitment fee.  The Warrant agreement allows for AJB to purchase 40,000 shares at $07.50 per share and has a five-year term. The Company recorded an original issue discount of approximately $252,000 related to the original issue discount, shares issued and warrants.  Amortization of the debt discount of approximately $128,000 for the nine months ended September 30, 2022.

On September 28, 2022, the Company entered into the following agreements with AJB Capital Investments LLC: (i) Securities Purchase Agreement; and (ii) Promissory Note; (iii) Common Stock Purchase Warrant; and (iv) Security Agreement.   The total amount of the Note is $220,000; the Note carries an aggregate original issue discount of $20,000 and transaction expenses of $5,000.  The Note carries an interest rate of ten percent (10%) per annum and matures on May 28, 2023. Should the Note be extended at that time the interest rate increases to fifteen percent (15%).  Upon default by the Company, the Note is convertible by AJB Capital into the Company’s common stock at the lesser of the lowest trading price during the previous twenty trading days either (i) ending on the date of conversion of the Note or (ii) the date of the Note. In connection with executing the Note the Company will issue 53,334 shares of its common stock as an initial commitment fee.  $151,048 of the proceeds from this Note were used to payoff the outstanding balance due 1800 Diagonal.

NOTE 12 – DERIVATIVE LIABILITY

The Convertible Notes payable include a conversion feature that pursuant ASC 815 “Derivatives and Hedging”, has been identified as an embedded derivative financial instrument and which the Company accounts for under the fair value method of accounting.

If the conversion features of conventional convertible debt provide for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (BCF). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20. Debt with Conversion and Other Options. In those circumstances, the convertible debt is recorded net of the discount related to the BCF and the Company amortizes the discount to interest expense over the life of the debt using the effective interest method. The debt is convertible at a range of  between 25% to 50% discount to the fair value of the Company’s common stock --requiring the conversion feature to be bifurcated from the host debt contract and accounting for separately as a derivative, resulting in periodic revaluations. The notes underlying the derivatives are short term in nature and generally converted to stock in less than one year. The derivative is valued at period end with the key inputs being current stock price and the conversion feature.

There was a derivative liability of $1,755,260 and $1,698,272 as of September 30, 2022 and December 31, 2021, respectively. For the nine months ended September 30, 2022, the Company recorded non-cash expense of $390,069 related to the “change in fair value of derivative” expense related to the convertible note financing. These were the only changes in level 3 fair value instruments during such periods.

Derivative liability as of September 30, 2022 was as follows:

Balance, December 31, 2021	$1,698,272
Additions	270,586
Conversions	(836,272)
Change in fair value	622,674
Balance, September 30, 2022	$1,755,260

NOTE 13 – RELATED PARTY TRANSACTIONS AND CERTAIN RELATIONSHIPS

Notes Receivable from Related Parties

EZ-CLONE had $161,000 due from its two founders at September 30, 2022 and December 31, 2021.  The notes bear interest at 3% and are due in July 2041.

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

On September 17, 2022, the Company’s Board approved the implementation of a one-for-one hundred and fifty (1:150) reverse stock split of all of the Company’s issued and outstanding common stock (the “Reverse Stock Split”). The number of authorized shares will not change as a result of the Reverse Stock Split. The Reverse Stock Split was effective on October 7,2022 upon announcement by FINRA (the Financial Industry Regulatory Authority).

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

Warrants

At December 31, 2021 the Company had 4,578 warrants outstanding at a weighted average exercise price of $246.00, all of which were exercisable.  These warrants were forfeited effective June 30, 2022.  At September 30, 2022 the Company had 40,000 warrants outstanding at an exercise price of $7.50 which were issued for short term borrowings. See Note 11.

The Black-Scholes model was used to calculate the fair value of the warrants, which amounted to $27,417.

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

Stock Option Activity

At September 30, 2022 and December 31, 2021 there were no stock options issued or outstanding.

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

At September 30, 2022, the Company recorded a liability of $2,131,000 for acquisition payable of which a $1,105,000 is payable in stock and $1,026,000 is payable in cash.

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

NOTE 18 – INCOME TAXES

The Company has incurred losses since inception, which have generated net operating loss carryforwards.  The net operating loss carryforwards arise solely from United States sources.  EZ-CLONE currently files its own separate tax return as it does not meet the qualifications for being included in the Company’s consolidated tax returns. During 2021 and 2020 EZ-CLONE generated taxable income and our tax expense relates to estimated taxes owed by EZ-CLONE.  For the nine months ended September 30, 2022 EZ-CLONE incurred a loss, and a tax benefit was recorded in the amount of $146,000.

At December 31, 2021 the Company has net operating loss carryforwards of approximately $24.9 million which expire in 2022-2038. Because it is more likely than not that sufficient tax earnings will be generated to utilize the net operating loss carryforwards, the deferred tax asset related to the net operating loss carryforwards has a corresponding 100% valuation allowance.  Additionally, under the Tax Reform Act of 1986, the amounts of, and benefits from, net operating losses may be limited in certain circumstances, including a change in control.

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

NOTE 19 SUBSEQUENT EVENTS

Reverse Stock Split

On October 7, 2022, FINRA (the Financial Industry Regulatory Authority) announced the Reverse Stock Split which was previously approved by the Company’s shareholders at the Company’s November 5, 2021 annual meeting of stockholders. All share and per share amounts have been adjusted in these condensed consolidated financial statements to reflect the effects of the reverse stock split.

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

Financing

On October 17, 2022, the Company entered into a Convertible Note Agreement with 1800 Diagonal in the principal amount of $88,000, with an aggregate funded amount of $76,500. The Note matures on October 17, 2023, and bears interest at 8% annually.   The Note may be converted at any time after 180 days from execution at Seventy-Five Percent (75%) of the average of the three lowest trading prices for the proceeding 15 trading days prior to conversion.

On November 2, 2022, the Company entered into a Note Purchase Agreement (the “NPA”) with Quick Capital, LLC, a Wyoming Limited Liability Company (“QCL”) and issued a Convertible Promissory Note in the principal amount of $95,555.55, with an aggregate funded amount of $86,000.00 (the “QCL Note”) to QCL pursuant to the NPA, and 100,000 restricted origination shares (the “Origination Shares”). The Note matures 8 months after the issue date (“Maturity Date”), bears interest at 12% annually, and is convertible, in whole or in part, at any time and from time to time before the Maturity at the option of the holder at the Conversion Price that shall equal the lesser of: a) $0.06 or b) Seventy-Five Percent (75%) of the average of the lowest two lowest trading prices for the proceeding 15 trading days prior to conversion.  Additionally, the Company issued to QCL a 5-year Common Stock Purchase Warrant granting QCL the right to purchase up to 1,911,111 shares of the Company common stock at an exercise price of $0.05 per share, subject to adjustments as fully set forth therein (the “QCL Warrant”).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the nine months ended September 30, 2022, GrowLife is reporting a 72% decline in EZ-CLONE revenue compared to the same period of the prior year. Gross profit for the nine months ended September 30, 2022 declined to 46% compared to 47% for the same period the prior year.  Operating expenses decreased 10% to $2,767,000 compared to the same period the prior year. As a result, the loss from operations increased to $2,122,000 for the nine months ended September 30, 2022 compared to $683,000 for the nine months ended September 30, 2021.

Other expenses include changes in derivative liability, interest expenses, loss on debt conversions, fair value of warrants issued and gain on debt forgiveness.  Other expenses had a significant improvement in the nine months ended September 30, 2022 from the same period the prior year as they were reduced from a $3,391,000 net expense to $ 1,221,000 net expense. The improvement results from a decline in interest expense.

GrowLife has spent much of 2022 extensively seeking new business expansion opportunities for the Company while continuing to explore options to resolve and settle the EZ-CLONE litigation. On September 2, 2022 we announced our agreement with Bridgetown Mushrooms and the Company’s forward looking strategy.  It is the Company’s belief that moving into the mushroom cultivation space is a natural progression for GrowLife.   The work with Bridgetown is the perfect illustration of how we are leveraging our long history of cultivation expertise to bring innovative and high-demand products to emerging markets. We believe our shareholders may benefit by GrowLife moving forward and capitalizing on the opportunities available to the Company.

Employees

As of September 30, 2022, we had 8 full-time and part-time employees. David Dohrmann, our Chief Executive Officer, is based in Kirkland, Washington. In addition, we employ 6 full-time and part time employees at EZ-CLONE in Sacramento, CA. None of our employees are subject to a collective bargaining agreement or represented by a trade or labor union.

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

THREE MONTHS ENDED SEPTEMBER 30, 2022, AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2021

	Three Months ended September 30, (Dollars in thousands)
	2022	2021	$ Variance	% Variance
Net revenue	$226	$1,232	$(1,006)	-82%
Cost of good sold	150	816	(666)	-82%
Gross profit	76	416	(340)	-82%
Operating expenses	692	925	(233)	-25%
Operating (loss)	(616)	(509)	(107)	21%
Other expense
Change in fair value of derivative	(187)	26	(213)	-819%
Interest expense, net	(101)	(156)	55	-35%
Total other income (expense)	(288)	(130)	(158)	122%
(Loss) before income taxes	(904)	(639)	(265)	41%
Income taxes	78	29	49	169%
Net (loss)	$(826)	$(610)	$(216)	35%

Net Revenue

Net revenue for the three months ended September 30, 2022, decreased by $1,006,000 to $226,000 from $1,232,000 for the three months ended September 30, 2021. The decreased performance of EZ-CLONE revenue is being experienced throughout the industry.

Cost of Goods Sold

Cost of sales for the three months ended September 30, 2022, decreased by $666,000 to $150,000 from $816,000 for the three months ended September 30, 2021. The decrease was due to the decreased EZ-CLONE sales, as discussed above.

Gross profit was $76,00 for the three months ended September 30, 2022, as compared to a gross profit of $416,000 for the three months ended September 30, 2021. The gross profit percentage was 34% for the three months ended September 30, 2022 and 2021..

Operating Expenses

Operating expenses for the three months ended September 30, 2022, were $692,000 as compared to $925,000 for the three months ended September 30, 2021.In September 2022 EZ-CLONE terminated six employees.

Other Expense

Other expense for the three months ended September 30, 2022, was $288,000 as compared to $130,000 for the three months ended September 30, 2021. The decrease in other income (expense) for the three months ended September 30, 2022 compared to the same period the prior year, included (i) a decrease in the change in fair value of the derivative liability of $213,000; and (ii) a decrease in net interest expense of $55,000. The change in derivative liability is the non-cash change in the fair value and relates to our derivative instruments. The increase in non-cash interest related to accrued interest expense on our notes payable. The loss on debt conversions related debt conversion of our notes payable at prices below the market price.

Net Loss

Net loss for the three months ended September 30, 2022 was $826,000 as compared to $610,000 for the three months ended September 30, 2021, for the reasons discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 2022, AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2021

	Nine Months ended September 30, (Dollars in thousands)
	2022	2021	$ Variance	% Variance
Net revenue	$1,401	$5,075	$(3,674)	-72%
Cost of good sold	756	2,684	(1,928)	-72%
Gross profit	645	2,391	(1,746)	-73%
Operating expenses	2,767	3,074	(307)	-10%
Operating (loss)	(2,122)	(683)	(1,439)	211%
Other expense
Change in fair value of derivative	(623)	(400)	(223)	56%
Interest expense, net	(598)	(2,991)	2,393	-80%
Total other income (expense)	(1,221)	(3,391)	2,170	-64%
(Loss) before income taxes	(3,343)	(4,074)	731	-18%
Income taxes	224	(322)	546	-170%
Net (loss)	$(3,119)	$(4,396)	$1,277	-29%

Net Revenue

Net revenue for the nine months ended September 30, 2022, decreased by $3,674,000 to $1,401,000 from $5,075,000 for the nine months ended September 30, 2021. The decreased performance of EZ-CLONE revenue is a result of a decrease in the business environment for the products.

Cost of Goods Sold

Cost of sales for the nine months ended September 30, 2022, decreased by $1,928,000 to $756,000 from $2,684,000 for the nine months ended September 30, 2021. The decrease was due to the decreased EZ-CLONE sales, as discussed above.

Gross profit was $645,000 for the nine months ended September 30, 2022, as compared to a gross profit of $2,391,000 for the nine months ended September 30, 2021. The gross profit percentage was 46% for the nine months ended September 30, 2022, as compared to, 47% for the nine months ended September 30, 2021. The decrease was due to a significant decline in EZ-CLONE revenue and an increase freight costs.

Operating Expenses

Operating expenses for the nine months ended September 30, 2022, were $2,767,000 as compared to $3,074,000 for the nine months ended September 30, 2021. The decrease was related to a decrease in compensation and related benefit costs and advertising costs during the three months ended September 30, 2022

Other Expenses

Other expenses for the nine months ended September 30, 2022, were $1,221,000 as compared to $3,391,000 for the nine months ended September 30, 2021. The decrease in other income (expense) for the nine months ended September 30, 2022 compared to the same period the prior year, included (i) a decrease in the change in fair value of the derivative liability of $223,000; and (ii) a decrease in interest expense, net of $2,393,000.The change in derivative liability is the non-cash change in the fair value and relates to our derivative instruments. The increase in non-cash interest relates to the accrued interest expense on our notes payable. The loss on debt conversions relates to the debt conversion of our notes payable at prices below the market price.

Net Loss

Net loss for the nine months ended September 30, 2022 was $3,119,000 as compared to $4,395,000 for the nine months ended September 30, 2021, for the reasons discussed above.

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

The accompanying financial statements have been prepared assuming that we will continue as a going concern. However, since inception, we have sustained significant operating losses and such losses are expected to continue for the foreseeable future. As of September 30, 2022, we had an accumulated deficit of $163 million, cash and cash equivalents of $40,000 and a working capital deficit of $3,366,000, excluding derivative liability, convertible debt, acquisition costs payable in stock and right of use liability. Net cash used in operating activities was $1,505,000 for the nine months ended September 30, 2022.

The Company believes it will require additional funding in order to execute its business plans The majority of the Company’s cash is currently held at EZ-CLONE and as a result of the ongoing litigation with EZ-CLONE Founder’s, such cash is not accessible for general corporate use.

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

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2022, was $1,311,000. This amount was primarily related to a (i) net loss of $3,119,000; and (ii) a net working capital increase of $342,000; (iii) depreciation of $42,000; (iv) amortization of intangible assets of $459,000; (v) accrued interest of $691,000; (vi) gain on debt conversion of $165,000; (vii) change in derivative liability of $623,000; and (viii)) gain on forgiveness of debt of $183,000.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2022, was $17,000. The amount related to purchase of capital equipment.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2022, was $1,004,000 compared to $1,078,000 for nine months ended September 30, 2021. The amount related to proceeds from note payable of $1,418,000 (less financing costs of $194,000) offset by repayment of notes payable of $220,000 for the nine months ended September 30, 2022, was $1,198,000.

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

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of September 30, 2022, that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

Identified Material Weaknesses

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weaknesses during its assessment of internal controls over financial reporting:

Audit Committee:

The current Audit Committee has one independent director, and the Chairman is an interim Named Executive Officer. In early January 2021 an additional independent director resigned from the board and audit committee. We expect to expand this committee during 2022 once a qualified candidate is identified.

Personnel:  We do not employ a full time Chief Financial Officer. Mr. Dohrmann has served as both Chief Executive Officer and Interim Chief Financial Officer since July 1, 2022. We utilize a consultant to assist with our financial reporting. There are limited personnel to assist with the accounting and financial reporting function, which results in: (i) a lack of segregation of duties and (ii) controls that may not be adequately designed or operating effectively and have not been formally documented. Despite the existence of material weaknesses, the Company believes the financial information presented herein is materially correct and fairly presents the financial position and operating results of the nine months ended September 30, 2022, in accordance with GAAP.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2022.

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

As of September 30, 2022 and December 31, 2021, the Company has recorded a liability of $2,131,000 for acquisition payable of which a $1,105,000 is payable in stock and $1,026,000 is payable in cash.

On April 19, 2022, EZ-CLONE received notice that Brad Mickelsen filed a complaint against EZ-CLONE and unnamed parties in the Superior Court of California, County of Sacramento (“Complaint”) for claims related to breach of contract entered into between the parties dated October 18, 2018. EZ Clone filed an Answer on September 15, 2022. A Case Management Conference was set for September 16, 2022.

On April 23, 2021, we were notified that the Company was in default on its notes held by Silverback Capital Corporation.  The reason for the default was the Company’s inability to provide the reserve share requirement as specified in the notes. The penalty for the reserve share default was an increase in the outstanding note balances by 15%, an increase in the conversion discount by 5% and a default interest rate on the outstanding note balances of 22%. The penalty resulted in an increase to the outstanding principal balance of $146,157. See Note 11 – NOTES PAYABLE.

As a result of the reserve share default, on May 7, 2021, Silverback demanded immediate payment in full of all of their notes. On May 10, 2021, when Silverback had not been paid in full, Silverback presented another default notice for lack of payment. The penalty for the non-payment default was an increase in the outstanding note balances by another 15%, an additional increase in the conversion discount by 5%. The penalty resulted in an increase to the outstanding principal balance of $168,656. See Note 11 – NOTES PAYABLE.

On April 15, 2022, we were notified that the Company was in default on its notes held by Silverback Capital Corporation (which totaled $1,360,286 at September 30, 2021. The reason for the default was the Company’s inability to file the Form-10K for the year 2021 timely, a requirement as specified in the notes. The penalty for the reserve share default was an increase in the outstanding note balances by 15%, an increase in the conversion discount by 5%. The penalty resulted in an increase to the outstanding principal balance of $122,734. See Note 11 – NOTES PAYABLE.

On May 22, 2022, we were notified that the Company was in default on its notes held by Silverback Capital Corporation. The reason for the default was the Company’s inability to provide the reserve share requirement as specified in the notes. The penalty for the reserve share default was an increase in the outstanding note balances by 5%, there was no additional increase to the conversion discount rate. The penalty resulted in an increase to the outstanding principal balance of $47,048. See Note 11 – NOTES PAYABLE.

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

During the three months ended September 30, 2022, we had the following sales of unregistered sales of equity securities:

Debt of $484,100 was converted into 2,206,571 shares of our common stock at a per share conversion price of $0.37.

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

3.6	Amendment to Articles of Incorporation citing Reverse Stock Split, dated September 29, 2022

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

10.15

Compilation of Bucktown Capital, LLC  (assigned to Dublin Holdings LLC) Securities Purchase Agreement, and Other Agreements. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on March 5, 2021, and hereby incorporated by reference.

10.16	St. George and Iliad joint Warrant Settlement Agreement. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on April 9, 2021, and hereby incorporated by reference.

10.17

Compilation of Bucktown Capital, LLC (assigned to Dublin Holdings LLC) Securities Purchase Agreement, and Other Agreements. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on March 5, 2021, and hereby incorporated by reference.

10.18

Compilation of Bucktown Capital, LLC  (assigned to Dublin Holdings LLC) Securities Purchase Agreement, and Other Agreements. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on November 12, 2021, and hereby incorporated by reference.

10.21	Compilation of AJB Capital Investments LLC, Securities Purchase Agreement, and Other Agreements dated May 17, 2022.

10.22	Asset Purchase Agreement, dated September 1, 2022, with Bridgetown Mushrooms, LLC

10.23	Dohrmann Employment Agreement, dated September 30, 2022

10.24	Securities Purchase Agreement, Promissory Note, Security Agreement and Registration Rights Agreement, dated September 28, 2022, between Growlife, Inc. and AJB Capital Investments, LLC

10.25	Securities Purchase Agreement and Convertible Note dated October 17, 2022, between GrowLife Inc. and 1800 Diagonal Lending LLC

10.26	Note Purchase Agreement, Warrant and Convertible Promissory Note dated November 2, 2022 between GrowLife Inc. and Quick Capital LLC

14.1	Code of Conduct and Ethics dated May 15, 2014. Attached as an exhibit to the Company’s Form 8-K filed and with the SEC on September 9, 2014, and hereby incorporated by reference.

31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14 *

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14 *

32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act *

32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act *

99.1	Amended and Restated Audit Committee Charter dated October 16, 2015. Attached as an exhibit to the Company’s Form 8-K and filed with the SEC on October 26, 2015, and hereby incorporated by reference.

99.2

Compensation Committee Charter dated May 15, 2014.  Attached as an exhibit to the Company’s Form 8-K dated September 3, 2014 and filed with the SEC on September 9, 2014, and hereby incorporated by reference.

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

GROWLIFE, INC.

(Registrant)

Date: November 21, 2022	By:	/s/ David Dohrmann
David Dohrmann
Chief Executive Officer and President
(Principal Executive Officer); Interim Chief Financial Officer

29