Form 10-K
period 2022-12-31
GROWLIFE, INC.
filed 2023-06-13
CIK 1161582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 2022

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

As of June 30, 2022 (the last business day of our most recently completed second fiscal quarter), based upon the last reported trade on that date, the aggregate market value of the voting and non-voting common equity held by non-affiliates (for this purpose, all outstanding and issued common stock minus stock held by the officers, directors and known holders of 10% or more of the Company’s common stock) was $7,176,550.

As of June 5, 2023, there were 30,977,857 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

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

Also previously reported, we did not fund the purchase of the remaining 49% of stock of EZ-CLONE that was due on July 15, 2020 and the founders of EZ-CLONE entered into litigation against the Company. Effective December 29, 2022 the Company entered into a Settlement Agreement and Mutual General Release (“SAMGA”) whereby the Company and the founder of EZ-CLONE resolved all disputes between the parties.  As a result of the SAMGA the Company’s ownership percentage has been reduced to 19.6% thereby eliminating the consolidation of EZ-CLONE at such date and the results of EZ-CLONE operations for the years ended December 31, 2022 and 2021are included in the consolidated financial statements as discontinued operations.

The GrowLife executive team has focused on exploring new business alternatives for the Company and settlement on the EZ-CLONE litigation matter.  As a result, the Company has decided to divest away from the hydroponics business and focused on functional mushroom business opportunities.  We see a growing market, intend to service our existing distribution channel and will build on opportunities in the medicinal mushroom industry.  On January 7, 2023 the Company acquired the assets of Bridgetown Mushrooms and assumed certain debt that was secured by such assets.  We believe this is an opportunity for our customers, shareholders and one where GrowLife is uniquely positioned to capitalize on.  The Company’s goal is to become the nation’s largest mushroom supplier focused on serving more providers of mushroom-based products of high quality, exceptional value and competitive price.

FINANCIAL PERFORMANCE

Employees

As of December 31, 2022, we had two full-time employees. None of our employees are subject to a collective bargaining agreement or represented by a trade or labor union.

Acquisition and Reduction of ownership of EZ-CLONE

On October 15, 2018, we closed the Purchase and Sale Agreement with EZ-CLONE Enterprises, Inc., a California corporation (the “Agreement”). On November 5, 2019, we amended the Agreement with one 24.5% shareholder of EZ-CLONE Enterprises, Inc. (“EZ-CLONE”), to extend the date to purchase the remaining 49% of stock of EZ-CLONE in exchange for a 20% extension fee (a total of $171,000 for the 49% or $85,500 for each 24.5% shareholder) of the $855,000 cash payable at the earlier of the closing of $2,000,000 in funding or nine months (July 2020). The Company did not fund the purchase of the remaining 49% of stock of EZ-CLONE by the extended deadline.

On September 15, 2020, we received notice that William Blackburn and Brad Mickelsen (“Plaintiffs”), minority shareholders of EZ-CLONE Enterprises, Inc., a majority owned subsidiary of the Company, filed a complaint against the Company and its officers the Superior Court of California, County of Sacramento (“Complaint”) for claims related to breach under the Purchase and Sale Agreement dated October 15, 2018 between the Company and Plaintiffs. The Complaint also alleges that the Company and its Officers made certain false representations and other claims to consummate the Transaction and as a result has failed to complete the second closing as required under Purchase and Sale Agreement. The Plaintiffs are seeking rescission of the Purchase and Sale Agreement, unspecified damages in excess of ten thousand dollars, and other equitable relief.

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

As of December 31, 2021, we recorded a liability of $2,131,000 related to the acquisition of which a $1,105,000 is payable in stock and $1,026,000 is payable in cash.

On December 29, 2022, we entered into a Settlement Agreement and Mutual General Release (“Settlement Agreement”) with EZ-CLONE Enterprises whereby our ownership percentage was reduced to 19.6%.  The Settlement Agreement provides that the Company and Mr. Blackburn dismiss the claims against one another and that EZ-CLONE retains all obligations under the warehouse lease. As a result, we have not consolidated the balance sheet of EZ-CLONE at December 31, 2022, however the results of operations for the period through the date of the Settlement Agreement and for the year ended December 31, 2021 are reported as Discontinued Operations.

OUR COMMON STOCK

As of March 17, 2020, we commenced trading on the OTCQB Market ("OTCQB").

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

On May 31, 2022, the Company rented space in Kirkland, Washington on a month-to-month basis for the Company’s corporate office and use of space in the Regus network.

On December 14, 2018, GrowLife, Inc. entered into a lease agreement with Pensco Trust Company for a 28,000 square feet industrial space at 10170 Croydon Way, Sacramento, California 95827 used for the assembly and sales of plastic parts by EZ-CLONE. The monthly lease payment is $17,500 and increases approximately 3% per year. The lease expires on December 31, 2023.  As part of the Settlement Agreement, GrowLife, Inc. is no longer obligated under the lease agreement.

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

Capital Stock Issued and Outstanding

As of December 31, 2022, we have issued and outstanding securities on a fully diluted basis, consisting of:

•	1,800 shares of Series A preferred stock, which is convertible into 1,800,000 shares of common stock;
•	7,083,254shares of common stock;
•	Warrants to purchase an aggregate of 7,917,222 shares of common stock with expiration dates between May and November 2027 at exercise prices ranging from $0.05 to $4.50 per share; and
•	An unknown number of common shares to be issued under the Convertible Notes Payable financing agreements.

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

Series A Convertible Preferred Stock

On November 17, 2022, the Company designated 1,800 shares of its authorized and unissued preferred stock as Series A Preferred Stock and filed a Certificate of Designation of Series A Convertible Preferred Stock of GrowLife, Inc. (the “Series A Certificate of Designation”) with the Delaware Secretary of State.

Each share of Series A Preferred Stock is convertible into 1,000 shares of Common Stock (subject to adjustment as provided in the Series A Certificate of Designation) at any time at the option of the holder, provided that the holder is prohibited from converting the Series A Preferred Stock into shares of Common Stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 4.99% of the total number of shares of Common Stock then issued and outstanding, (the “Beneficial Ownership Limitation”), provided that the holder may reset the Beneficial Ownership Limitation to a higher or lower number (not to exceed 9.99% of the total number of Common Shares issued and outstanding immediately after giving effect to a conversion) upon providing written notice to the Company. Any such notice providing for an increase to the Beneficial Ownership Limitation will be effective 61 days after delivery to the Company.

In the event of the Company’s liquidation, dissolution, or winding up holders of Series A Preferred, any such distribution shall be distributed among the holders of Common Stock, Series A Preferred and any other class or series of preferred stock of the Corporation entitled to participate with the Common Stock in a liquidating distribution, pro rata in proportion to the shares of Common Stock then held by them and the maximum number of shares of Common Stock which they would have the right to acquire upon conversion of shares of Series A Preferred, assuming the full conversion of all Common Stock Equivalents then held by them.

Shares of Series A Preferred Stock generally have no voting rights, except as required by law. Holders of Series A Preferred Stock are not entitled to receive any dividends payable to holders of Common Stock.

The foregoing description of the Series A Preferred Stock does not purport to be complete and is qualified by reference to the Series A Certificate of Designation, a copy of which was filed as Exhibit 3.1 to our Current Report filed November 8, 2022, and is incorporated herein by reference.

Warrants to Purchase Common Stock

As of December 31, 2022, we had warrants to purchase an aggregate of 7,917,222 shares of common stock with expiration dates between April and November 2027 at exercise price ranging from $0.05 to $4.50 per share. In addition, we have an unknown number of common shares to be issued under the Convertible Notes Payable financing agreements, due to the variable conversion features.

Options to Purchase Common Stock

On November 5, 2021, at our annual shareholder meeting the Second Amended and Restated 2017 Stock Incentive Plan was adopted to increase the shares issuable under the plan from 1,333,333 to 75,000,000 shares. All terms of the Plan shall remain the same with the exception of the number of shares reserved for issuance under the Plan. We have 75,000,000 shares available for issuance under the Second Amended and Restated 2017 Stock Incentive Plan. There are no outstanding unexercised stock option grants as of December 31, 2022. The Company filed registration statements on Form S-8 to register 1,333,333 shares of our common stock related to the 2017 Stock Incentive Plan and First Amended and Restated 2017 Stock Incentive Plan.

Dividend Policy

We have not previously paid any cash dividends on our common stock and do not anticipate or contemplate paying dividends on our common stock in the foreseeable future. We currently intend to use all our available funds to develop our business. We can give no assurances that we will ever have excess funds available to pay dividends.

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

Period Ended	High	Low
Year Ending December 31, 2023
March 31, 2023	$0.075	$0.032

Year Ending December 31, 2022
December 31, 2022	$0.160	$0.049
September 30, 2022	$1.200	$0.150
June 30, 2022	$5.250	$0.900
March 31, 2022	$6.450	$2.400

Year Ending December 31, 2021
December 31, 2021	$7.800	$2.550
September 30, 2021	$14.250	$5.700
June 30, 2021	$26.850	$12.150
March 31, 2021	$85.500	$15.900

On October 7, 2022, FINRA (the Financial Industry Regulatory Authority) approved and announced the Reverse Stock Split of 150-for-1.

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

During the three months ended December 31, 2022, we had the following sales of unregistered sales of equity securities.

•	Lenders converted principal of $1,682,698 into 5,560,082 shares of our common stock.

•	The Company issued 1,000,000 shares of common stock, net, to lenders as commitment fees to secure additional debt financings.

•	The Company issued 1,800 shares of preferred stock to a lender as a commitment fee to secure additional debt financing.

EQUITY COMPENSATION PLAN INFORMATION

At December 31, 2022 there are no outstanding stock options.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents certain consolidated statements of operations information and presentation of that data as a percentage of change from year-to-year.

	Years ended December 31, (Dollars in thousamds)
	2022	2021	$ Variance	% Variance
Net revenue	-	-	-	-
Cost of good sold	-	-	-	-
Gross profit	-	-	-	-
Operating expenses	$1,341	$1,383	$(42)	-3%
Operating (loss)	(1,341)	(1,383)	42	-3%
Other expense
Change in fair value of derivative	(1,348)	(973)	(375)	-39%
Interest expense, net	(1,964)	(3,243)	1,279	-39%
Gain (Loss) on conversions	205	(931)	1,136	-122%
Gain on forgiveness/settlement of debt	183	1,025	(842)	-82%
Total other expenses	(2,924)	(4,122)	1,198	-29%
Net (Loss) from continuing operations	(4,265)	(5,505)	1,240	-23%
Income (Loss) from discontinued operations net of taxes	(1,931)	32	(1,963)	-6134%
Gain on deconsolidation of discontinued operations	1,713	-	1,713	-100%
Net Profit (Loss) on discontinued operations	(218)	32	(250)	-100%
Net (loss)	$(4,483)	$(5,473)	$990	-18%

YEAR ENDED DECEMBER 31, 2022 COMPARED TO THE YEAR ENDED DECEMBER 31, 2021

Operating Expenses

Operating expenses for the year ended December 31, 2022 were $1,341,000 as compared to $1,383,000 for the year ended December 31, 2021. The primary reason for the decrease was compensation and related expenses.

Other Expense

Other expenses for the year ended December 31, 2022, were $2,924,000 as compared to $4,122,000 for the year ended December 31, 2021. The other expense for the year ended December 31, 2022, included (i) change in fair value of the derivative liability of $1,348,000; (ii) interest expense of $1,964,000; (iii) gain on conversions of $205,000; and (iv) gain on debt forgiveness of $183,000.   The change in derivative liability is the non-cash change in the fair value and relates to our derivative instruments.  The decrease in non-cash interest related to accrued interest expense, write-off of original issue discount and the derivative liability calculated on our notes payable.

On April 5, 2021, we entered into a Warrant Settlement Agreement dated March 31, 2021, with St. George and Iliad to resolve a dispute related to the calculation of shares issuable under warrants issued in prior financings whereby we agreed that upon the exercise of the warrant of up 14,250,000 shares of our common stock that the balance of the warrant related to a 2018 financing agreement would be cancelled. We recorded a loss on debt settlement of $2,422,000 as of December 31, 2021.  The 14,250,000 warrants were exercised during 2021. In 2021, the Company recognized a gain on extinguishment of $1,025,000 due to the change in the fair value of the shares.

The other expense for the year ended December 31, 2021 included (i) change in derivative liability of $973,000; (ii) interest expense of $3,243,000; and (iii) loss on debt conversions of $931,000; offset by (iv) gain on settlement of debt of $1,025,000. The change in derivative liability is the non-cash change in the fair value and relates to our derivative instruments.  The non-cash interest related to accrued interest expense on our notes payable. The loss on debt conversions related to the conversion of our notes payable at prices below the market price.

Earnings (Loss) from Discontinued Operations

On December 29, 2022, we entered into a Settlement Agreement and Mutual General Release (“Settlement Agreement”) with EZ-CLONE Enterprises whereby our ownership percentage was reduced to 19.6%.  As a result, EZ-CLONE results for the year ended December 31, 2022 are reflected as loss on discontinued operations of $1,931,00 as compared to a profit for the year ended December 31, 2021 of $32,000.  Eliminating the various assets and liabilities relating to EZ-CLONE at December 31, 2022 resulted in a gain of $1,713,000.

Net Loss

Net loss for the year ended December 31, 2022 was $4,483,000 as compared to $5,473,000 for the for the year ended December 31, 2021 for the reasons discussed above.

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

The accompanying financial statements have been prepared assuming that we will continue as a going concern. However, since inception, we have sustained significant operating losses and such losses are expected to continue for the foreseeable future. As of December 31, 2022, we had an accumulated deficit of $164 million, cash and cash equivalents of $94,000 and a working capital deficit of $3,400,000 excluding convertible debt and the derivative liability.  Additionally, we used cash in operating activities of $1,537,000 and $3,656,000 for the years ended December 31, 2022 and 2021, respectively, excluding discontinued operations. We will require additional cash funding to fund operations beyond June 15, 2023. Accordingly, management has concluded that we do not have sufficient funds to support operations within one year after the date the financial statements are issued and, therefore, we concluded there was substantial doubt about the Company’s ability to continue as a going concern.

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

Operating Activities

Net cash used in operating activities from continuing operations for the year ended December 31, 2022 was $1,537,000. This amount was primarily related to a net loss of $4,265,000 from continuing operations, reduced by non-cash expenses of $2,560,000 including; (i) non-cash interest expense of $1,882,000; (ii) change in derivative liability of $1,348,000; (iii) net working capital increase of $77,000 and offset by; (iv) gain on debt conversions of $205,000; and (v) gain on debt forgiveness of $183,000.

Investing Activities

Cash used in investing activities for the year ended December 31, 2022, excluding discontinued operations,  represent advances on the purchase of Bridgetown assets of $160,000.

Financing Activities

Net cash provided by financing activities from continuing operations for the year ended December 31, 2022 was $1,594,000. The amount related to proceeds from note payable of 1,727,000, offset by repayment of debt of $123,000 and purchase of shares from the reverse stock split.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The application of GAAP involves the exercise of varying degrees of judgment. On an ongoing basis, we evaluate our estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that of our significant accounting policies (see summary of significant accounting policies more fully described in Note 3 to Form 10-K for the year ended December 31, 2022), the following policies involve a higher degree of judgment and/or complexity:

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

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of December 31, 2022 and 2021 are based upon the short-term nature of the assets and liabilities.

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

There were no disagreements with our accountants on accounting and financial disclosures.

ITEM 9A. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of December 31, 2022, that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Management identified the following material weakness during its assessment of internal controls over financial reporting:

Audit Committee:

The current Audit Committee consists of the Chairman and Chief Executive Officer. On December 31, 2022 the only  independent director resigned from the board and audit committee. Thus, only one non-independent director currently sits on the committee. We expect to expand this committee during 2023 once a qualified candidate is identified.

Personnel:  We do not employ a full time Chief Financial Officer. David Dohrmann serves as both Chief Executive Officer and Interim Chief Financial Officer. We utilize a consultant to assist with our financial reporting. There are limited personnel to assist with the accounting and financial reporting function, which results in: (i) a lack of segregation of duties and (ii) controls that may not be adequately designed or operating effectively and have not been formally documented. Despite the existence of material weaknesses, the Company believes the financial information presented herein is materially correct and fairly presents the financial position and operating results of the year ended December 31, 2022, in accordance with GAAP. During 2023, the Company intends to seek qualified accounting staff to expand its internal accounting and reporting functions.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2022.

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

ITEM 9B. OTHER INFORMATION

There were no disclosures of any information required to be filed on Form 8-K during the year ended December 31, 2022 that were not filed.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information about our current directors and executive officers as of March 31, 2023:

Name	Age	Position and Office Held	Since
David Dohrmann	56	Director, Chief Executive Officer	July 1, 2022
		Chief Financial Officer	July 1, 2022
		President	December 2, 2020
		Secretary, Treasurer	December 31, 2022

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

Compensation Committee Interlocks and Insider Participation

We only have one director, thus we have no independent members of the board of directors to serve on our compensation committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our board of directors or our compensation committee.

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

Based solely on a review of copies of reports furnished to us, as of December 31, 2022 our executive officers, directors and 10% holders complied with all filing.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of Compensation Program

This Compensation Discussion and Analysis describes the material elements of compensation awarded to, earned by or paid to each of our executive officers named in the Compensation Table on page 22 under “Remuneration of Executive Officers” (the “Named Executive Officers”) who served during the year ended December 31, 2022. This compensation discussion primarily focuses on the information contained in the following tables and related footnotes and narrative for the last completed fiscal year. We also describe compensation actions taken after the last completed fiscal year to the extent that it enhances the understanding of our executive compensation disclosure. The principles and guidelines discussed herein would also apply to any additional executive officers that the Company may hire in the future.

The Compensation Committee of the Board has responsibility for overseeing, reviewing and approving executive compensation and benefit programs in accordance with the Compensation Committee’s charter. The members of the Compensation Committee are David Dohrmann. We expect to appoint at least one independent Director to serve on the Compensation Committee during 2023.

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

Executive Compensation Components for the Year Ended December 31, 2022

The Compensation Committee did not use a formula for allocating compensation among the elements of total compensation during the year that ended December 31, 2022. The Compensation Committee believes that in order to attract and retain highly effective people it must maintain a flexible compensation structure. For the year that ended December 31, 2022, the principal components of compensation for named executive officers were base salary.

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

Performance-Based Incentive Compensation

The Compensation Committee believes incentive compensation reinforces performance objectives, rewards superior performance and is consistent with the enhancement of stockholder value. All of the Company’s Named Executive Officers are eligible to receive performance-based incentive compensation. The Compensation Committee did not recommend or approve payment of any performance-based incentive compensation to the Named Executive Officers during the year ended December 31, 2022 based on our financial condition.

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

Perquisites and Other Personal Benefits

During the year ended December 31, 2022, we provided the Named Executive Officers with medical insurance and nominal health club benefits. The Company paid $14,225 in life insurance for Mr. Hegyi. No other perquisites or other personal benefits were provided to Named Executive Officers. The committee expects to review the levels of perquisites and other personal benefits provided to Named Executive Officers annually.

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

COMPENSATION COMMITTEE REPORT

The Compensation Committee, sets and administers policies that govern the Company's executive compensation programs, and incentive and stock programs. The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for year ended December 31, 2022.

THE COMPENSATION COMMITTEE

David Dohrmann (Chairman)

EXECUTIVE COMPENSATION

REMUNERATION OF EXECUTIVE OFFICERS

The following table provides information concerning remuneration of the chief executive officer, the chief financial officer and another named executive officer for the years ended December 31, 2022 and 2021:

Summary Compensation Table

____________

(1) These amounts reflect the grant date market value as required by Regulation S-K Item 402(n)(2), computed in accordance with FASB ASC Topic 718.

(2) Mr. Dohrmann became Chief Executive Officer and member of the board on July 1, 2022 with a base salary of $250,000. We paid insurance of $16,940 for Mr. Dohrmann during the year ended December 31, 2022.

(3) Mr. Hegyi was paid a salary of $275,000 during the year ended December 31, 2021. We paid insurance of $14,225 for Mr. Hegyi during the year ended December 31, 2021. On June 30, 2022 Mr. Hegyi resigned from all positions with the Company

(4) Mr. Fasci was hired on January 1, 2021, as the Company’s Chief Financial Officer at an annual salary of $165,000. Mr. Fasci was also granted an option to purchase 500,000 shares of the Company’s Common Stock under the Company’s 2018 Stock Incentive Plan at an exercise price of $0.12 per share. Mr. Fasci resigned as Chief Financial Officer on November 4, 2021 effective December 1, 2021.

Grants of Stock Based Awards during the year ended December 31, 2022

The Compensation Committee did not grant any stock-based awards or performance-based incentive compensation to the Named Executive Officers for the year ended December 31, 2022 or 2021.

Pension Benefits

We do not provide any pension benefits.

Nonqualified Deferred Compensation

We do not have a nonqualified deferral program.

Employment Agreements

Employment Agreement with Dave Dohrmann

On June 30, 2022 the Board of Directors approved an Employment Agreement with Dave Dohrmann pursuant to which we engaged Mr. Dohrmann as its Chief Executive Officer for a period of five years and a member of the Board of Directors.

Mr. Dohrmann’s annual compensation is $250,000. Mr. Dohrmann is also entitled to receive an annual bonus equal to five percent (5%) of the Company’s EBITDA for that year commencing in 2023. The annual bonus shall be paid no later than 31 days following the completion of the annual audit of each calendar year.

Mr. Dohrmann is entitled to participate in all group employment benefits that are offered by us to its senior executives and management employees from time to time, subject to the terms and conditions of such benefit plans, including any eligibility requirements.

If we terminate Mr. Dohrmann’s employment at any time prior to the expiration of the Term without Cause, as defined in the Employment Agreement, or if Mr. Dohrmann terminates his employment at any time for “Good Reason” or due to a “Disability”, Mr. Dohrmann will be entitled to receive (i) his Base Salary amount through the end of the Term; and (ii) his Annual Bonus amount for each year during the remainder of the Term.

Potential Payments upon Termination or Change in Control

The Company’s Employment Agreement with Dave Dohrmann has provisions providing for severance payments amounting to $300,000 in addition to his then current salary should he be terminated without cause or as a result of a change in control, plus the bonus that would have been earned during the remainder of the Term.

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

During year ended December 31, 2022, neither Dave Dohrmann nor Marco Hegyi receive any compensation for his service as a director. The compensation disclosed in the Summary Compensation Table on page 22 represents the total compensation.

Director Summary Compensation

 On December 31, 2021 and January 1, 2023, we issued 8,000 and 500,000 shares of our common stock, respectively, to Thom Kozik that was valued at $24,000 and $25,000, respectively.

Compensation Paid to Board Members

Our independent non-employee directors are not compensated in cash. The only compensation has been in the form of stock awards. There is a stock compensation plan for independent non-employee directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of our common stock as of March 31, 2023 by:

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

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percentage (1)
Directors and Named Executive Officers-
David Dohrmann (2)	-	*
Thom Kozik (3)	508,000	*

Total Directors and Officers (2in total)	-	%
Greater Than 5% Ownership
Bucktown Capital LLC	(4)	9.99%
Silverback Capital Corporation	(5)	9.99%

* Less than 1%.

(1) Based on 27,886,190 shares of common stock outstanding as of March 31, 2023.

(2) Reflects the shares beneficially owned by David Dohrmann.

(3) Reflects the shares beneficially owned by Thom Kozik, a Director of the Company, beneficial ownership includes 1,220,000 common shares issued to him as compensation for his services to the Board represents 1% of the outstanding shares on December 31, 2022. Mr. Kozik reigned effective December 31, 2022

(4) According to the Schedule 13G filed with the SEC on March 7, 2022, by Bucktown Capital LLC (“Bucktown”), on behalf of Bucktown, and Fife Trading Inc. (“Fife Trading”) , sole manager of reporting person Bucktown, and John Fife (“Fife”) as sole member of reporting person Bucktown and the president and sole shareholder of Fife Trading. Mr. Fife has beneficial ownership by virtue of his role as a control person of Fife Trading and Bucktown. The principal business address of each of Bucktown, Fife Trading and Fife is 303 East Wacker Drive, Suite 1040, Chicago, IL 60601. Bucktown has rights to convert a Promissory Note into shares of the Issuer’s common stock which, except for a contractual 9.99% cap on the amount of outstanding shares that Bucktown may own, would exceed the cap. Thus, the number of shares of the Issuer’s common stock beneficially owned by Bucktown as of the date of its 13G filing was 11,052,305 shares, which is 9.99% of the Issuer's 110,633,688 shares outstanding on November 22, 2021 (as reporting in the company's 10-Q filed November 23, 2021).

(5) According to the Schedule 13G filed with the SEC on March 3, 2022, by Silverback Capital Corporation (“Silverback”), Silverback has rights to convert a Promissory Note into shares of the Issuer’s common stock which, except for a contractual 9.99% cap on the amount of outstanding shares that Silverback may own. Thus, the number of shares of the Issuer’s common stock beneficially owned by Silverback as of the date of its 13G filing was 14,479,650 shares, which is 9.99% of the Issuer's 134,517,394 shares outstanding on February 15, 2022 (as reported by the OTC Market Group Inc. on February 28, 2022). Gillian Gold acts as Manager and control person of Silverback. The principal business address of Silverback is 614 North Dupont Highway, Suite 210, Dover, Delaware, 19901.

There are no other persons known by us who owns beneficially 5% or more of our common stock as of March 31, 2023.

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

Related Party Transactions

Transactions with Marco Hegyi

On October 21, 2018, a 5-year Warrant for Mr. Hegyi to purchase up to 66,666 shares of our common stock at an exercise price of $1.50 per share vested. The warrant was valued at $390,000 and we recorded $178,750 as compensation expense for the year ended December 31, 2018. On October 15, 2018, Mr. Hegyi received Warrants to purchase up to 320,000 shares of our common stock at an exercise price of $1.80 per share and which vest on October 15, 2018, 2019 and 2020. The Warrants are exercisable for 5 years. The Warrants were forfeited in conjunction with Mr. Hegyi’s resignation effective June 30, 2022.

On October 15, 2018, the Board of Directors approved an Employment Agreement with Marco Hegyi pursuant to which we engaged Mr. Hegyi as its Chief Executive Officer through October 15, 2021. Mr. Hegyi resigned effective June 30, 2022.

Transaction with Thom Kozik

Mr. Kozik was appointed as a director on October 5, 2017, and resigned effective December 31, 2022. On February 22, 2019, we issued 54,054 shares of our common stock to Mr. Kozik valued at $1.11 per share or $60,000. On April 16, 2020, we issued 20,000 shares of our common stock to Mr. Kozik valued at $0.295 per share or $5,900. On December 31, 2022 we issued 1,200,000 shares of our common stock to Mr. Kozik valued at $0.02 per share or $24,000. On January 1, 2023 we issued 500,000 shares of our common stock to Mr. Kozik valued at $0.05 per share or $25,000. These issuances were an award for independent director services.

Director Independence

The Board has affirmatively determined that Thom Kozik was independent prior to his resignation as of December 31, 2022. For purposes of making that determination, the Board used NASDAQ’s Listing Rules even though the Company is not currently listed on NASDAQ.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Committee Pre-Approval Policy

The Audit Committee has established a pre-approval policy and procedures for audit, audit-related and tax services that can be performed by the independent auditors without specific authorization from the Audit Committee subject to certain restrictions. The policy sets out the specific services pre-approved by the Audit Committee and the applicable limitations, while ensuring the independence of the independent auditors to audit the Company's financial statements is not impaired. The pre-approval policy does not include a delegation to management of the Audit Committee’s responsibilities under the Exchange Act. During the year ended December 31, 2022, the Audit Committee pre-approved all audit and permissible non-audit services provided by our independent auditors.

Service Fees Paid to the Independent Registered Public Accounting Firm

The Audit Committee engaged the CPA firm Macias Gini & O’Connell LLP (“MGO”) on October 14, 2021 to perform an annual audit of the Company’s financial statements for the fiscal year ended December 31, 2022 and 2021. MGO also performed a review of the Company’s financial statements for the three months ended September 30, 2021. BPM, LLP performed the annual audit for 2020 and 2019. BPM also performed a review of the Company’s financial statements for each of the first three quarters of 2021.The following is the breakdown of aggregate fees billed for and during the last two fiscal years. The following is the breakdown of aggregate fees paid for the last two fiscal years:

	Year Ended
	December 31, 2022	December 31, 2021
Audit Fees	$140,000	$87,626
Audit related fees		49,220
	$140,000	$136,846

-	“Audit Fees” are fees paid for professional services for the audit of our financial statements.

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

3.2	First Amendment to Second Amended and Restated Bylaws Amendment, dated August 6, 2022, incorporated herein by reference.

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

3.6	Amendment to Articles of Incorporation citing Reverse Stock Split, dated September 29, 2022

3.7	Certificate of Designation of Series A Convertible Preferred Stock of GrowLife, Inc., Filed as an exhibit to the Company’s Form 8-K filed with the SEC on November 28, 2022.

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

10.27

Compilation of Securities Purchase Agreement, Promissory Note, Common Stock Purchase Agreement, dated November 9, 2022, between GrowLife, Inc. and Coventry Enterprises, LLC, filed as exhibits to Form 8-K filed November 28, 2022

10.28	Securities Purchase Agreement and Convertible Promissory Note dated November 11, 2022, between GrowLife Inc, and 1800 Diagonal Lending LLC, filed as exhibits to Form 8-K filed December 2, 2022

14.1	Code of Conduct and Ethics dated May 15, 2014. Attached as an exhibit to the Company’s Form 8-K filed and with the SEC on June 9, 2014, and hereby incorporated by reference.

21.1	Subsidiaries of the Registrant, Filed herewith.

23.1	Consent of Macias Gini & O’Connell LLP Independent Registered Account Firm Relating to the Consolidated Financial Statements of the Company for the year ended December 31, 2022

31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14 *

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14 *

32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act *

32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act *

99.1	Amended and Restated Audit Committee Charter, dated October 16, 2015. Attached as an exhibit to the Company’s Form 8-K and filed with the SEC on October 26, 2015, and hereby incorporated by reference.

99.2	Compensation Committee Charter dated May 15, 2014. Attached as an exhibit to the Company’s Form 8-K dated June 3, 2014 and filed with the SEC on June 9, 2014, and hereby incorporated by reference.

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

 *Filed Herewith.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

GrowLife, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of GrowLife, Inc. (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Valuation of Derivative Liabilities

Description of the Matter

As disclosed in Note 7 to the financial statements, The Company has issued several convertible notes which were outstanding as of December 31, 2022. Under the terms of the note agreements, the note holders have the right to convert principal and accrued interest outstanding into shares of common stock at a discounted price compared to the market price of the common stock at the date of conversion. The embedded conversion features of the notes are recognized as derivative liabilities and management measures the fair value of the derivative liabilities using a Binomial Option Pricing Model. Auditing the Company’s valuation of its derivatives is challenging as the valuation methodologies used by the Company are complex by their nature and the methodologies incorporate significant assumptions that impact the fair value measurement, including the discount rate and forecasted volatility of the Company’s common stock price.

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

Macias Gini & O’Connell LLP

We have served as Growlife, Inc.’s auditor since 2021

Irvine, CA

June 13, 2023

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$94,208	$6,275
Advances	160,000	-
Current assets of discontinued operations	-	2,203,932
Total current assets	254,208	2,210,207

Long term assets of discontinued operations	-	1,897,823
TOTAL ASSETS	$254,208	$4,108,030

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	850,619	829,909
Accrued expenses	209,768	171,464
Notes payable- PPP/EIDL loans	716,252	874,570
Notes payable	1,877,896	13,117
Convertible notes payable, net	2,323,516	2,570,570
Derivative liabilities	2,686,892	1,698,272
Current liabilities of discontinued operations	-	3,548,517
Total current liabilities	8,664,942	9,706,419

LONG TERM LIABILITIES:
Long term liabilities of discontinued operations	-	335,222
Total long term liabilities	-	335,222

STOCKHOLDERS' DEFICIT
Series A Preferred stock - $0.0001 par value, 10,000,000 shares authorized, 1,800 shares and no shares issued and outstanding at 12/31/2022 and 12/31/201, respectively	-	-
Common stock - $0.0001 par value, 740,000,000 shares authorized, 7,083,254 and 786,331 shares issued and outstanding at 12/31/2022 and 12/31/2021 , respectively	708	79
Additional paid in capital	156,385,473	154,380,348
Accumulated deficit	(164,796,915)	(160,314,038)
Total stockholders' deficit	(8,410,734)	(5,933,611)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$254,208	$4,108,030

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For Year Ended
	December 31, 2022	December 31, 2021

	$-	$-
Cost of goods sold	-	-
Gross Profit	-	-
Operating expenses	1,341,468	1,382,519
Loss from operations	(1,341,468)	(1,382,519)

OTHER INCOME (EXPENSE):
Change in fair value of derivative	(1,347,845)	(973,101)
Interest expense, net	(1,963,736)	(3,243,162)
Gain (Loss) on debt conversions, net	204,868	(931,494)
Gain on forgiveness/settlement of debt	183,449	1,025,400
Total other expense, net	(2,923,264)	(4,122,357)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(4,264,732)	(5,504,876)
Income taxes	-	-

NET LOSS FROM CONTINUING OPERATIONS	(4,264,732)	(5,504,876)

INCOME (LOSS) ON DISCONTINUED OPERATIONS
Income (Loss) from discontinued operations, net of income tax	(1,931,250)	32,208
Gain on deconsolidation of discontinued operations	1,713,105
NET INCOME (LOSS) ON DISCONTINUED OPERATIONS	(218,145)	32,208

NET LOSS	$(4,482,877)	$(5,472,668)

BASIC AND DILUTED INCOME (LOSS) PER SHARE
Net Loss on continuing operations	$(1.86)	$(9.86)
Net Income (Loss) on discontinued operation	$(0.09)	$0.06
Net Loss	$(1.95)	$(9.80)

Weighted average shares of common stock outstanding- basic and diluted	2,297,827	558,371

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)

	Series A				Additional		Total
	Preferred Stock		Common Stock		Paid	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	in Capital	Deficit	(Deficit)

Balance as of December 31, 2020	-	$-	345,621	$35	$147,666,863	$(154,841,370)	$(7,174,472)

Stock based compensation for stock options			-	-	15,476	-	15,476
Shares issued for services			8,000	1	23,999		24,000
Shares issued for convertible note conversions			332,305	33	5,239,460	-	5,239,493
Shares issued for liability settlement			95,000	9	1,397,091		1,397,100
Shares issued for warrant exercise			5,425	1	37,459		37,460
Net loss for the year ended December 31, 2021			-	-	-	(5,472,668)	(5,472,668)
Balance as of December 31, 2021	-	$-	786,351	$79	$154,380,348	$(160,314,038)	$(5,933,611)

Shares issued for convertible note conversions			5,560,082	555	1,682,143		1,682,698
Shares issued for note commitments, net	1,800	-	1,000,000	100	327,692		327,792
Repurchase of shares in connection with reverse stock split			(263,159)	(26)	(10,142)		(10,168)
Fair value of warrants issued					5,433		5,433
Net loss for the year ended December 31, 2022						(4,482,877)	(4,482,877)
Balance as of December 31, 2022	1,800	$-	7,083,274	$708	$156,385,473	$(164,796,915)	$(8,410,734)

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Year Ended
	December 31, 2022	December 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,482,877)	$(5,472,668)
(Income) Loss from discontinued operations	1,931,250	(32,208)
Gain on discontinued operations	(1,713,105)	-
Net loss from continuing operations	(4,264,732)	(5,504,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	-	15,476
Non-cash interest expense	1,882,488	1,415,936
Loss on cashless warrant conversion	-	37,460
(Gain) Loss on debt conversion	(204,868)	931,494
Change in fair value of derivative	1,347,845	973,101
(Gain) on forgiveness of debt	(183,449)	(206,287)
Gain on settlement of accounts payable	-	(1,025,400)
Fair value of derivatives expensed upon conversion	-	1,429,138
Changes in operating assets and liabilities:
Accounts payable	38,605	96,601
Accrued expenses	38,303	(25,650)
Net cash used in operating activities from continuing operations	(1,345,808)	(1,863,007)
Net cash provided by operating activities by discontinued operations	30,310	299,884
CASH USED BY OPERATING ACTIVITIES	(1,315,498)	(1,563,123)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of advances	(160,000)	-
Net cash used in investing activities by discontinued operations	(11,190)	(20,000)
CASH USED IN INVESTING ACTIVITIES	(171,190)	(20,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt	1,254,305	1,728,873
Proceeds from notes payable	473,000	369,574
Repayment of convertible notes	(110,150)	(553,550)
Repayment of notes payable	(13,117)	(49,144)
Purchase of shares in reverse stock split	(10,168)	-
Net cash provided by financing activities from continuing operations	1,593,870	1,495,753
Net cash used in financing activities by discontinued operations	(19,249)	-
CASH PROVIDED BY FINANCING ACTIVITIES	1,574,621	1,495,753

NET CHANGE IN CASH AND CASH EQUIVALENTS	87,933	(87,370)

CASH AND CASH EQUIVALENTS, beginning of period	6,275	93,645

CASH AND CASH EQUIVALENTS, end of period	$94,208	$6,275

Non-cash investing and financing activities:
Value of shares issued for convertible note conversion	$1,682,698	$2,502,596
Value of shares issued for liability settlement	$1,046,425	$1,397,100
Value of shares issued for loan commitment fees	$327,792	-

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

On September 15, 2020, the Company received notice that William Blackburn and Brad Mickelsen (“Plaintiffs”), minority shareholders of EZ-CLONE Enterprises, Inc., a majority owned subsidiary of the Company, filed a complaint against the Company and its officers in the Superior Court of California, County of Sacramento (“Complaint”) for claims related to breach under the Purchase and Sale Agreement dated October 15, 2018 between the Company and Plaintiffs. The Complaint also alleges that the Company and its Officers made certain false representations and other claims to consummate the Transaction and as a result has failed to complete the second closing as required under Purchase and Sale Agreement. As of December 4, 2020, the Company’s officers were dismissed from the case. The complaint sought rescission of the Purchase and Sale Agreement, unspecified damages in excess of ten thousand dollars, and other equitable relief. See Note 17 for description of Legal Proceedings.

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

On December 29,2022, the Company entered into a Settlement Agreement and Mutual General Release (“SAMGA”) with Mr. Blackburn whereby: (i) both parties agreed to settle all disputes and potential disputes, (ii) EZ-CLONE assumes all obligations relating to the warehouse lease, (iii) 32.7% of the stock held by the Company was retired, (iv) 3.9% of the stock held by the Company was transferred to Mr. Blackburn, and (v) the Company received anti-dilution rights for a period of five years. As a result, the Company’s ownership percentage has decreased from 51% to 19.6% and Mr. Blackburn ownership percentage has increased from 24.5% to 51%, and Mr. Mickelsen ownership percentage increased from 24.%% to 29.4%. Mr. Mickelsen refused to participate in negotiating the SAMGA.

On May 10, 2023, Mr. Mickelson filed a Motion for Summary Judgment in the original lawsuit against Growlife and the former CEO, seeking 100% of the damages claimed for breach of contract, and is no longer pursuing recission. Growlife’s filed an Opposition on June 9, 2023. Growlife expects to prevail against the Motion and to ultimately defeat the claims in the complaint.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses from continuing operations of $4,264,732 and $5,504,876 for the years ended December 31, 2022 and 2021, respectively. Net cash used in operating activities from continuing operations was $1,345,808 and $1,863,007 for the years ended December 31, 2022 and 2021, respectively.

The Company anticipates that it will record losses from operations for the foreseeable future. As of December 31, 2022, the Company’s accumulated deficit was $164,796,915. The Company has limited capital resources, and operations to date have been funded with the proceeds from private equity and debt financings. These conditions raise substantial doubt about our ability to continue as a going concern.

The Company believes that its cash on hand will be sufficient to fund our operations only until June 15, 2023. The Company needs additional financing to implement our business plan and to service our ongoing operations and pay our current debts. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations, and divest all or a portion of our business. We may seek additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt. Equity financing, if obtained, could result in dilution to the Company’s then-existing stockholders and/or require such stockholders to waive certain rights and preferences. If such financing is not available on satisfactory terms, or is not available at all, the Company may be required to delay, scale back, eliminate the development of business opportunities and our operations and financial condition may be materially adversely affected.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES: ADOPTION OF ACCOUNTING STANDARDS

Basis of Presentation - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”).

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned and subsidiaries. Inter-Company items and transactions have been eliminated in consolidation.

Discontinue Operations - On December 29, 2022, the Company completed the Settlement and Mutual Release of a majority of its ownership in EZ-CLONE. The assets, liabilities and results of the EZ-CLONE business and the related cash flows have been reported as discontinued operations on the accompanying Balance Sheet and in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows, respectively, through the date of sale. These changes have been applied to all periods presented. Unless otherwise noted, discussion within these notes to the consolidated financial statements relates to continuing operations. Refer to Note 4 for additional information on discontinued operations.

Cash and Cash Equivalents - We classify highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit. At December 31, 2022, the Company had no uninsured deposits.

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

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of December 31, 2022 and 2021 are based upon the short-term nature of the assets and liabilities. The Company’s derivative financial instruments are considered Level 3 instruments. See Note 8.

Derivative Financial Instruments –Pursuant to ASC 815 “Derivatives and Hedging”, the Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company then determines if embedded derivative must bifurcated and separately accounted for. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The variable conversion features of the Convertible Notes Payable and certain warrants  are considered derivatives, see Note 12. For derivative financial instruments, the Company uses the Binomial pricing model to value the derivative instruments at inception and on subsequent valuation dates. The Company uses the following assumptions when using the model: (i) risk-free interest rate of 1%; (ii) expected life of one year; (iii) expected dividend of 0%; and (iv) expected volatility ranging from 140% – 184%.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). The amendment is meant to simplify the accounting for convertible instruments by removing certain separation models in subtopic 470-20 for convertible instruments. The amendment also changed the method used to calculate dilutes EPS for convertible instruments and for instruments that may be settled in cash. The amendment is effective for years beginning after December 15, 2023, with early adoption for years beginning after December 15, 2020 including interim periods for those fiscal years. The Company adopted ASU No. 2020-06 in the first quarter of 2022.  The adoption did not have an impact on the Company’s financial statements.

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

Convertible Securities – Based upon ASC 815-15, we have adopted a sequencing approach regarding the application of ASC 815-40 to convertible securities issued subsequent to September 30, 2015. The Company evaluates its contracts based upon the earliest issuance date.

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

As of December 31, 2022, there are warrants for the purchase of 7,917,222 shares of common shares at a $0.053 average exercise price. In addition, we have an unknown number of common shares to be issued under the convertible notes financing agreements and warrants because the number of shares ultimately issued depends on the price at which the holder converts its debt to shares and exercises its warrants. The lower the conversion or exercise prices, the more shares that will be issued to the holder upon the conversion of debt to shares. The Company will not know the exact number of shares of stock issued to the holder until the debt is actually converted to equity.

As of December 31, 2022, there were (i) no stock option grants outstanding; and (ii) warrants for the purchase of  7,917,222 shares of common shares at a $0.053 average exercise price. In addition, the Company has an unknown number of common shares to be issued under the various convertible debt financing agreements. Also, certain agreements will allow for conversion should the Company default on terms in the agreements.

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

NOTE 4 –BUSINESS COMBINATIONS, ACQUISITION PAYABLE AND DISCONTINUED OPERATIONS

Acquisition and Disposition of EZ-CLONE Enterprises, Inc.

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

On September 15, 2020, the Company received notice that William Blackburn and Brad Mickelsen (“Plaintiffs”), minority shareholders of EZ-CLONE Enterprises, Inc., a majority owned subsidiary of the Company, filed a complaint against the Company in the Superior Court of California, County of Sacramento (“Complaint”) for claims related to breach under the Purchase and Sale Agreement dated October 15, 2018 between the Company and Plaintiffs. As of December 4, 2020, the Company’s officers were dismissed from the case. The Plaintiffs are seeking rescission of the Purchase and Sale Agreement, unspecified damages in excess of ten thousand dollars, and other equitable relief. See Note 17 for description of Legal Proceedings.

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

For accounting purposes, from  October 15, 2018 the Company consolidated EZ-Clone given their control and recorded its obligation to acquire the remaining interest in EZ-Clone. The Company considerd EZ-Clone to be 100% owned. At December 31, 2021 the Company has recorded $2,131,000 as a liability, $1,026,000 of which is due in cash and $1,105,000 is due in stock. Such amounts are included in the Current Liabilities of Discontinue Operations on the Balance Sheet at December 31, 2021.

Settlement Agreement with EZ-CLONE Enterprises, Inc.

On December 29, 2022, to avoid the costs, risks, and uncertainties inherent in litigation, the Company, EZ-CLONE and William Blackburn (collectively, the “EZ Parties”) entered into that certain Settlement Agreement and General Mutual Release (the “Settlement Agreement) whereby the Company and the EZ Parties agreed to settle, compromise, fully, and finally resolve all the disputes and potential disputes between them pursuant to the terms and conditions of the EZ Agreement. Among other things, the Company relinquished such number of shares such that the Company owns an aggregate number of EZ-CLONE shares less than 20% and in exchange EZ-CLONE assumed the obligations of the Company under the lease for the real property on which EZ-CLONE conducts its business. Both Parties agree that the terms of the Settlement Agreement are fair and equitable and that all such disputes, known or unknown, between them are forever discharged and extinguished. By agreement of the parties the Settlement Agreement is deemed performed and complete as of December 31, 2022.  As a result of the Settlement agreement, the Company deconsolidated its investment in EZ-Clone, and recognized a gain on deconsolidation of $1.7 million. The gain on the deconsolidation was primarily the result of the derecognition of the $2.1 million owed in connection with the acquisition of EZ-CLONE. The Company now records its investment in EZ-CLONE using the cost method of accounting and has valued its minority interest at zero based on the projected operations in the foreseeable future and unlikely ability to liquidate the Company’s remaining investment interest.

Summarized Discontinue Operations Financial Information

The following table summarizes the major line items for the EZ-CLONE business that are included in the Consolidated Statements of Operations:

	For the Year Ended
	December 31, 2022	December 31, 2021
Net Revenue	$1,638,540	$6,199,089
Cost of goods sold	797,683	3,405,655
Gross Profit	840,857	2,793,434
Operating expenses	2,872,472	2,876,566
(Loss) from operations	(2,031,615)	(83,132)
Non-operating (income) expense	5,635	(137,927)
Profit (loss) before income taxes	(2,037,250)	54,795
Income taxes	(106,000)	22,587
Net income (loss)	$(1,931,250)	$32,208

The following table summarizes the major line items for the EZ-CLONE business that are included in the Consolidated Balance Sheet:

Balance Sheet
December 31, 2021
Current assets of discontinued operations:
Cash	$357,588
Accounts Receivable, net	366,789
Inventory, net	1,299,560
Deposits and advances	179,995
2,203,932
Non-current assets of discontinued operations
Fixed assets, net	249,906
Right of use asset	407,166
Intangible assets and goodwill	1,240,751
1,897,823
Total Assets	$4,101,755

Current liabilities of discontinued operations
Accounts payable	$316,436
Accrued liabilities	802,930
Notes payable	298,151
Liability for acquisition of EZ-Clone	2,131,000
3,548,517
Non-current liabilities of discontinued operations
Deferred income taxes	106,000
Right of use liability	229,222
335,222
Total Liabilities	$3,883,739
Net Assets	$218,016

NOTE 5- ACCOUNTS PAYABLE

Accounts payable were $850,619, and $829,909 as of December 31, 2022 and 2021, respectively. Such liabilities consisted of amounts due to vendors for audit, legal and other expenses incurred by the Company.

NOTE 6- ACCRUED EXPENSES

Accrued expenses were $202,765 and $171,465 as of December 31, 2022 and 2021, respectively. Such liabilities consisted of amounts due to sales tax, payroll and restructuring expense liabilities.

NOTE 7 –NOTES PAYABLE

Notes Payable as of December 31. 2022 consisted of the following:

	Interest Rate	Principal	Accrued Interest	Discount	Balance
Government Assistance Notes
Paycheck Protection Program	1%	362,500	10,117		372,617
Paycheck Protection Program	1%	337,050	6,585		343,635
		$699,550	$16,702		$716,252
Promissory Notes
Promissory notes	5%	127,500	4,847		132,347
Coventry Enterprises 11-9-22	10%	250,000	3,144	(140,795)	112,349
AJB Capital 12-29-22	10%	1,870,000	-	(236,800)	1,633,200
		$2,247,500	$7,991	$(377,595)	$1,877,896

	Interest Rate	Principal	Accrued Interest	Discount	Balance
Convertible Promissory Notes
Silverback 2-12-21	10%	$995,130	$117,520	$-	$1,112,650
Dublin Holdings 2-6-21	8%	491,643	1,080	-	492,723
Dublin Holdings 8-25-21	8%	335,000	38,616	-	373,616
Dublin Holdings 11-5-21	8%	225,000	21,899	-	246,899
1800 Diagonal 10-17-22	8%	88,000	622	(36,338)	52,284
1800 Diagonal 11-14-22	8%	60,500	1,458	(27,791)	34,167
Quick Capital 11-2-22	12%	95,556	1,898	(86,277)	11,177
		$2,290,829	$183,093	$(150,406)	$2,323,516

Notes Payable as of December 31, 2021 consisted of the following:

	Interest Rate	Principal	Accrued Interest	Balance
Government Assistance Notes
Economic Injury Disaster Loan (GLI)	3.75%	149,900	15,652	165,552
Paycheck Protection Program	1%	362,500	6,350	368,850
Paycheck Protection Program	1%	337,050	3,118	340,168
		$849,450	$25,120	$874,570
Amortizing Promissory Note
First Fire	12%	12,141	976	13,117
		$12,141	$976	$13,117

Convertible Promissory Notes
Silverback 2-12-21	10%	$995,130	$212,169	$1,207,299
Dublin Holdings 2-6-21	8%	780,791	10,303	791,094
Dublin Holdings 8-25-21	8%	335,000	9,511	344,511
Dublin Holdings 11-5-21	8%	225,000	2,666	227,666
		$2,335,921	$234,649	$2,570,570

Government Assistance Notes Payable

On April 17, 2020, the Company received $362,500 under the Paycheck Protection Program of the U.S. Small Business Administration’s (SBA) 7(a) Loan Program pursuant to the Coronavirus, Aid, Relief and Economic Security Act (CARES Act), Pub. Law 116-136, 134 Stat. 281 (2020). The interest rate is one percent (1%). At December 31, 2022 and December 31, 2021, the Company recorded interest expense of $3,712 and $2,638, respectively. The loan was due April 2022. The Company is utilizing the funds in accordance with the legal requirements and expects this loan to be forgiven.

On June 19, 2020, the Company received two loans totaling $149,900 under the Economic Injury Disaster Loan Program of the U.S. Small Business Administration’s 7(a) Loan Program pursuant to the Coronavirus, Aid, Relief and Economic Security Act (CARES Act), Pub. Law 116-136, 134 Stat. 281 (2020). Repayment terms on the loans are monthly principal and interest totaling approximately $1,392 over a 30-year term at 3.75%. In addition, the loan contains a 12-month payment deferral beginning on the loan date. There is no prepayment penalty on the EIDL loans. This loan plus accrued interest was forgiven on February 1, 2022.

On February 3, 2021, the Company received $337,050 under the Paycheck Protection Program of the U.S. Small Business Administration’s (SBA) 7(a) Loan Program pursuant to the Coronavirus, Aid, Relief and Economic Security Act (CARES Act), Pub. Law 116-136, 134 Stat. 281 (2020). The interest rate is one percent (1%). At December 31, 2022, the Company recorded interest expense of $3,113 at 1%. The loan is due February 2023. The Company is utilizing the funds in accordance with the legal requirements and expects this loan to be forgiven.

Promissory Notes

Promissory Notes

At December 31, 2022 the Company had outstanding unsecured borrowings from three individuals which total $127,500.  The Notes carry an interest rate of five percent (5%) per annum.

Coventry Enterprises LLC

On November 9, 2022, the Company entered into the following agreements with Coventry Enterprises LLC: (i) Securities Purchase Agreement; and (ii) Promissory Note.  The total amount of the Note is $250,000; the Note carries an aggregate original issue discount of $50,000. Additionally under the Securities Purchase Agreement the Company agreed to issue 200,000 shares of Common Stock and 1,800 shares of Preferred Stock which is convertible into 1,800,000 shares of Common Stock (the “Commitment Shares”) to the Investor as additional consideration for the Note.  The Note carries an interest rate of ten percent (10%) per annum and matures on November 9, 2023. Upon default by the Company the interest rate increases to eighteen percent (18%).  Upon default by the Company, the Note is convertible by Coventry into the Company’s common stock at ninety percent (90%) of the lowest trading price during the previous twenty trading days.  The Note requires monthly payments of $39,286 commencing April 9, 2023 and ending November 9, 2023

AJB Capital Investments LLC

On May 17, 2022, the Company entered into the following agreements with AJB Capital Investments LLC: (i) Securities Purchase Agreement; and (ii) Promissory Note; (iii) Common Stock Purchase Warrant; and (iv) Security Agreement.   The total amount of the Note is $750,000; the Note carries an aggregate original issue discount of $75,000 and transaction expenses of $56,000.  The Note carries an interest rate of ten percent (10%) per annum and matures on November 17, 2022. Should the Note be extended at that time the interest rate increases to fifteen percent (15%).  Upon default by the Company, the Note is convertible by AJB Capital into the Company’s common stock at the lesser of the lowest trading price during the previous twenty trading days either (i) ending on the date of conversion of the Note or (ii) the date of the Note. In connection with executing the Note the Company issued 50,000 shares of its common stock as an initial commitment fee.  Should the Note be extended, the Company was obligated to issue an additional 33,333 shares as an extension commitment fee.  The Warrant agreement allows for AJB to purchase 6,000,000 shares at $0.05 per share and has a five-year term. The Company recorded an original issue discount of approximately $519,250 related to the original issue discount, shares issued and warrants. This Note was refinanced with AJB on December 29, 2022.

On September 28, 2022, the Company entered into the following agreements with AJB Capital Investments LLC: (i) Securities Purchase Agreement; and (ii) Promissory Note; and (iii) Security Agreement.   The total amount of the Note is $220,000; the Note carries an aggregate original issue discount of $20,000 and transaction expenses of $5,000.  The Note carries an interest rate of ten percent (10%) per annum and was to mature on May 28, 2023. Should the Note be extended at that time the interest rate increases to fifteen percent (15%).  Upon default by the Company, the Note is convertible by AJB Capital into the Company’s common stock at the lesser of the lowest trading price during the previous twenty trading days either (i) ending on the date of conversion of the Note or (ii) the date of the Note. In connection with executing the Note the Company issued 53,333 shares of its common stock as an initial commitment fee. Proceeds from the Note in the amount of $151,048 were used to pay off the outstanding balance due 1800 Diagonal. This Note was refinanced with AJB on December 29,2022.

On December 29, 2022, the Company entered into the following agreements with AJB Capital Investments LLC: (i) Securities Purchase Agreement; and (ii) Promissory Note; and (iii) Security Agreement.   The total amount of the Note is $1,870,000; the Note carries an aggregate original issue discount of $168,300 and transaction expenses of $30,000.  The Note carries an interest rate of ten percent (10%) per annum and matures on June 29, 2024. Should the Note be extended at that time the interest rate increases to fifteen percent (15%).  Upon default by the Company, the Note is convertible by AJB Capital into the Company’s common stock at the lesser of the lowest trading price during the previous twenty trading days either (i) ending on the date of conversion of the Note or on (ii) the date of the Note. In connection with executing the Note the Company issued 700,000 shares of its common stock as an initial commitment fee.  $970,000 of this Note was used to replace the Notes dated May 17 and September 28, 2022. $580,000 of this Note was used to repurchase the 50,000 and 53,333 commitment shares issued in obtaining the May 17 and September 28, 2022 Notes per those Securities Purchase Agreements. Such repurchased shares were cancelled. The Company expensed the $580,000 as additional interest expense in recording this Note as debt issuance costs related the May and September AJB Note Agreements.  The Note requires monthly payments as follows: (i) $15,583 from February through June 2023, (ii) $115,759 from July  2023 through January 2024, and (iii) $230,750 from February through June 2024.

Convertible Promissory Notes

Silverback Capital Corporation

During 2020 Silverback Capital Corporation (“Silverback”) purchased from Iliad $993,855 of Iliad’s outstanding note balance with the Company. During the year ended December 31, 2021, Silverback Capital Corporation converted principal and accrued interest of $746,632 into 9,510,000 shares of our common stock at an average per share conversion price of $0.0757. The Company recognized $447,324 loss on Silverback debt conversions during the year ended December 31, 2021.

During the three months ended March 31, 2021, Silverback purchased all of the remaining outstanding notes the Company had with Chicago Ventures, Iliad and Odyssey of $1,139,182. Silverback assumed the terms of the original notes. On March 16, 2021, the Company executed the following agreements with Silverback: (i) Securities Purchase Agreement; and (ii) Convertible Promissory Note for $165,000.

The 10% Notes are convertible at the holder’s option into the Company’s common stock at 65% of the lower of $1.35 or the current fair market value of the stock. During the year ended December 31, 2022, Silverback converted principle and interest of $524,938 into 3,277,000 shares of our common stock at an average per share conversion price of $0.16.

Bucktown Capital LLC/Dublin Holdings

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

On June 30, 2022 Dublin Holdings assumed the three notes from Bucktown.  The were no changes to any of the debt agreements.

During the year ended December 31, 2022, Bucktown/Dublin converted principal of $347,500 into 1,609,466 shares of our common stock at a per share conversion price of $0.216.

The Company’s obligation to pay the Notes, or any portion thereof, are secured by all the Company’s assets.

1800 Diagonal Lending LLC

On October 17, 2022, and on November 11, 2022, the Company entered into the following agreements with 1800 Diagonal Lending LLC: (i) Securities Purchase Agreements; and (ii) Convertible Promissory Notes. The total amount for these Notes is $148,500; the Note carries an aggregate original issue discount of $13,500 and a transaction expense amount of $7,000. The Notes are due one year from the issuance date.  The Notes have an interest rate of eight percent (8%). Upon default by the Company the interest rate increases to twenty-two percent (22%).  After six months from the issue date, the Notes are convertible, at 1800 Diagonal’s option, into the Company’s common stock at seventy-five percent (75%) of the average of the lowest three days closing price over the prior fifteen trading days.

Quick Capital LLC

On November 2, 2022, the Company entered into the following agreements with Quick Capital LLC: (i) Note Purchase Agreement, (ii) Convertible Promissory Note, and (iii) Common Stock Purchase Warrant.  The total amount for this Note is $95,555; the Note carries an aggregate original issue discount of $9,555. and a transaction expense amount of $11,000. Additionally under the Note Purchase Agreement the Company agreed to issue 100,000 shares of Common Stock (the “Commitment Shares”) to the Investor as additional consideration for the Note. The Note is due eight months from the issuance date.  The Note has an interest rate of twelve percent (12%). Upon default by the Company the interest rate increases to twenty-four percent (24%).  The Note is convertible, at Quick Capital’s option, into the Company’s common stock at the lower of $0.06 or seventy-five percent (75%) of the average of the lowest two days closing price over the prior fifteen trading days. Upon default by the Company the conversion price is adjusted to $0.03 per share. The Warrant agreement allows for Quick Capital to purchase 1,911,111 shares at $0.05 per share and has a five-year term.

NOTE 8 – DERIVATIVE LIABILITIES

The Convertible Notes payable include a conversion feature that pursuant ASC 815 “Derivatives and Hedging”, has been identified as an embedded derivative financial instrument and which the Company accounts for under the fair value method of accounting. In additions, certain warrants issued by the Company also meet the criteria that requires them to be accounted for as derivative liabilities.

 Certain convertible notes payable convert at a discount to the market price of common stock.  In addition, for many of these notes the exercise price of the embedded conversion feature are adjustable based upon issuances of other securities with lower purchase price.  As a result, management has deemed that these embedded conversion features meet the requirements to be accounted as derivatives.  The debt is convertible at range of 75% to 50% of the fair value of the Company’s common stock requiring the conversion feature to be bifurcated from the host debt contract and accounting for separately as a derivative, resulting in periodic revaluations. The notes underlying the derivatives are short term in nature and generally converted to stock in less than one year. The derivative is valued at period end with the key inputs being current stock price and the conversion feature.

There was a derivative liability of $2,336,892 and $1,698,272 as of December 31, 2022 and December 31, 2021, respectively. For the year ended December 31, 2022 and December 31, 2021, the Company recorded non-cash expense of $997,845 and $973,101, respectively, related to the “change in fair value of derivative” expense related to the convertible note financing.

Derivative liabilities for the year ended was as follows:

	For the Year Ended
	December 31, 2022	December 31, 2021
Balance, Beginning of Year	$1,698,272	$1,101,436
Additions	687,020	1,402,519
Conversions	(1,046,245)	(1,778,784)
Change in fair value	1,347,845	973,101
Balance, End of Year	$2,686,892	$1,698,272

NOTE 9 – RELATED PARTY TRANSACTIONS AND CERTAIN RELATIONSHIPS

Since January 1, 2019, the Company engaged in the following reportable transactions with our directors, executive officers, holders of more than 5% of our voting securities, and affiliates or immediately family members of our directors, executive officers and holders of more than 5% of our voting securities.

Transaction with Thom Kozik

Mr. Kozik was appointed as a director on October 5, 2017. On April 16, 2020, the Company issued 20,000 shares of the Company’s common stock to Mr. Kozik valued at $0.295 per share or $5,900. On December 31, 2021, and January 1, 2023 the Company issued 8,000 and 500,000 shares, respectively, of the Company’s common stock to Mr. Kozik valued at $3.00 and $0.05 per share or $24,000 and $25,000, respectively.  These issues were an award for independent director services. Mr. Kozik resigned his position on the board effective December 31, 2022.

NOTE 10 – EQUITY

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

On October 7, 2022, FINRA (the Financial Industry Regulatory Authority) announced the Reverse Stock Split of 150-for-1 of the Company’s common stock.

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

As of December 31, 2022, the Company had issued and outstanding 1,800 shares of Series A preferred stock.  Such shares were issued as a portion of a commitment fee to obtain financing and are convertible into 1,800,000 shares of common stock.

Capital Stock Issued and Outstanding

As of December 31, 2022, the Company had issued and outstanding securities of 7,083,255 shares of common stock.

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

During the year ended December 31, 2022, the Company had the following issuances of unregistered equity securities to accredited investors unless otherwise indicated:

Debt of $1,072,488 was converted into 5,560,082, shares of our common stock at an average per share conversion price of $0.21.

The Company issued 1,000,000 shares, net, of the Company’s common stock as commitment fees associated with various debt agreements at an average per share price of $0.058.

During the year ended December 31, 2021, the Company had the following issuances of unregistered equity securities to accredited investors unless otherwise indicated:

Debt of $2,927,596 was converted into 340,285 shares of our common stock at an average per share conversion price of $8.60.

Liability settlements of $2,442,500 was converted into 95,000 shares of our common stock at an average per share conversion price of $25.711.

The Company issued 5,425 shares of the Company’s common stock in a cashless exercise of warrants.

The Company issued 8,000 shares of the Company’s common stock to Thom Kozik, valued at $3.00 per share or $24,000. This issuance was an annual award for independent director services.

Warrants

The Company had the following warrant activity during the year ended December 31, 2022:

In April, 2022  in connection with promissory notes the Company issued common stock purchase warrants for the purchase of 6,444 shares of the Company’s common stock.  The exercise price is $4.50 per share and is exercisable for a term of five years. The number of warrants and exercise price is after adjustment for the reverse split on October 7, 2022.

On May 18, 2022 the Company issued a common stock purchase warrant to AJB Capital for the purchase of 6,000,000 shares of the Company’s common stock.  The exercise price is $0.05 per share and is exercisable for a term of five years. The warrant purchase agreement protected AJB Capital from the impact of any reverse split but afforded them the benefit of any stock split.

On November 2, 2022 the Company issued a common stock purchase warrant to Quick Capital for the purchase of 1,911,111 shares of the Company’s common stock.  The exercise price is $0.05 per share and is exercisable for a term of five years.

As the exercise price of the warrants issued to AJB Capital and Quick Capital are adjustable based upon based upon the issuance of other securities with lower purchase prices, management has deemed these warrants should be accounted for as a derivative.  See Note 8 for further information on derivative liabilities.

The Company had the following warrant activity during the year ended December 31, 2021:

On December 31, 2021, the Company entered into Amendment No. 3 to the Self-Amortization Promissory Note (“Amendment No. 3”) as originally issued by the Company to Labrys on August 31, 2020 (the “Note”), Pursuant to Amendment No. 3 the Company issued a common stock purchase warrant for the purchase of 1,033,057 shares of the Company’s common stock (the “Warrant”) to the Holder on December 31, 2021. The exercise price is $0.121 or $125,000. The three year warrant expires on December 31, 2023.

The Company issued 154 shares of common stock related to the exercise of warrants for $485, or $3.151 per share.

On April 5, 2021, the Company finalized a joint Warrant Settlement Agreement dated March 31, 2021 with St. George and Iliad to settle a dispute regarding prior financings. The Company agreed to issue St. George 11,750,000 shares of the Company’s common stock to cancel a warrant related to a February 9, 2018 subscription agreement. The Company agreed to issue Iliad 2,500,000 shares of the Company’s common stock to cancel a warrant related to a October 15, 2018 securities Purchase agreement. We recorded a loss on debt settlement of $2,423,000 for the year ended December 31, 2021 and accrued the liability as of December 31, 2021.

NOTE 11– STOCK OPTIONS

Description of Stock Option Plan

On November 5, 2021, at our annual shareholder meeting the Second Amended and Restated 2017 Stock Incentive Plan was adopted to increase the shares issuable under the plan from 1,333,333 to 75,000,000 shares. All terms of the Plan shall remain the same with the exception of the amount of shares reserved for issuance under the Plan. We have 75,000,000 shares available for issuance under the Second Amended and Restated 2017 Stock Incentive Plan. The Company had no outstanding stock options as of December 31, 2022; and, had outstanding unexercised stock option grants totaling 506,667 shares at an average exercise price of $1.496 per share as of December 31, 2021, all of which were forfeited in 2021. The Company filed registration statements on Form S-8 to register 1,333,333 shares of our common stock related to the 2017 Stock Incentive Plan and First Amended and Restated 2017 Stock Incentive Plan.

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

Stock Option Activity

During the year ended December 31, 2021, the Company had the following stock option activity:

Stock option grants for 506,667 and 43,333 shares of common stock were forfeited in the year ended December 31, 2022 and December 31, 2021, respectively. No options to purchase common shares were exercised during either year.

As of December 31, 2022, and December 31, 2021, there are zero and 506,667, respectively, options to purchase common stock at an average exercise price of $219.00 per share outstanding under the 2017 Amended and Restated Stock Incentive Plan.

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

Employment Agreements

Employment Agreement with Dave Dohrmann

On June 30, 2022 the Board of Directors approved an Employment Agreement with Dave Dohrmann pursuant to which we engaged Mr. Dohrmann as its Chief Executive Officer for a period of five years and a member of the Board of Directors.

Mr. Dohrmann’s annual compensation is $250,000. Mr. Dohrmann is also entitled to receive an annual bonus equal to five percent (5%) of the Company’s EBITDA for that year commencing in 2023. The annual bonus shall be paid no later than 31 days following the completion of the annual audit of each calendar year.

Mr. Dohrmann is entitled to participate in all group employment benefits that are offered by us to its senior executives and management employees from time to time, subject to the terms and conditions of such benefit plans, including any eligibility requirements.

If we terminate Mr. Dohrmann’s employment at any time prior to the expiration of the Term without Cause, as defined in the Employment Agreement, or if Mr. Dohrmann terminates his employment at any time for “Good Reason” or due to a “Disability”, Mr. Dohrmann will be entitled to receive (i) his Base Salary amount through the end of the Term; and (ii) his Annual Bonus amount for each year during the remainder of the Term.

NOTE 13 – INCOME TAXES

The Company has incurred losses since inception, which have generated net operating loss carryforwards. The net operating loss carryforwards arise solely from United States sources.

The Company has net operating loss carryforwards of approximately $25.8 million of which $14.1 million related to years prior to 2018 which expire in 2022 through 2038. Because it is more likely than not that sufficient tax earnings will be generated to utilize the net operating loss carryforwards, the deferred tax asset related to the net operating loss carryforwards has a corresponding 100% valuation allowance. Additionally, under the Tax Reform Act of 1986, the amounts of, and benefits from, net operating losses may be limited in certain circumstances, including a change in control.

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

NOTE 14– SUBSEQUENT EVENTS

The Company evaluates subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements are available.

These were the material events after December 31, 2022:

Asset Purchase Agreement

On June 2, 2022, GrowLife, Inc., a Delaware corporation (“Company” or “Purchaser”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Bridgetown Mushrooms, LLC, an Oregon limited liability company (“Seller”) and Trevor Huebert (“Executive”), pursuant to which the Company would purchase and assume, certain assets, properties, rights and interests relating to the Seller’s business (“Assets”) which is the processing, marketing, storing, selling and distributing fresh and dried mushroom products (“Business”). On November 14, 2022, the parties executed the First Amendment to Asset Purchase Agreement (“First Amendment”), pursuant to which the parties amended the purchase price structure among other things. On January 6, 2023, the Company, Seller, and Executive consummated and closed the acquisition and acquired the Assets related to the Business (the “Closing Date”) for cash consideration and additional consideration. On January 11, 2023, the Company and Seller entered into certain post-closing amendments including a Second Amendment to Asset Purchase Agreement (“Second Amendment”), further revising the purchase price structure and assumption of cert Seller debt obligations, a Pledge and Security Agreement (“Pledge Agreement”), and an Amended and Restated Promissory Note (“Note”). The cash consideration, paid prior to the Closing Date, was in the aggregate amount of $157,000, the additional consideration consists of: (i)  $43,000 in the form of cancellation and forgiveness of the indebtedness owed to Purchaser by Seller under a secured promissory note dated May 19, 2022 (the “Prior Loan”); (ii)  $138,546 in the form of promissory note, which shall be payable in installments of (1) $38,546 on January 31, 2023, (2) $50,000 on February 28, 2023, and (3) $50,000 on March 31, 2023; (iii)  $340,000 in the form of shares of restricted shares of the common stock, which calculated as of the Closing Date was equal to an aggregate of 5,923,345 (the “Stock Consideration”), to be issued and distributed pursuant to the terms and conditions of the Asset Purchase Agreement, and (iv) the assumption of $161,546 of debt which is secured by the assets of the Seller.

The assets acquired from Seller and Executive included tangible assets, intellectual property, registrations and approvals, inventory, data, records, and certain other assets. The Asset Purchase Agreement contains customary representations and warranties and covenants by each party. Both parties are obligated, subject to certain limitations, to indemnify the other under the Asset Purchase Agreement for certain customary and other specified matters, including breaches of representations and warranties, breaches of covenants and for certain liabilities and third-party claims.

Securities Purchase Agreement and Convertible Promissory Note

On January 11, 2023, Growlife, Inc. a Delaware corporation (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with 1800 Diagonal Lending LLC, a Virginia limited liability company (the “Investor”), pursuant to which the Company sold 1800 Diagonal a promissory note in the principal amount of $88,200 (the “Note”). The Note carries a one-time interest charge of twelve percent (12%) (the “Interest Rate”) which was applied on the issuance date to the principal (22% upon the occurrence of an event of default) and has a maturity date of January 11, 2024. The Note included an original issue discount of $9,450 and transaction expenses of $3,750 and was purchased for an aggregate of $75,000. The Note was funded by the Investor on January 13, 2023.

The Note requires that the Company make monthly payments for accrued interest and outstanding principal, which shall be paid in ten (10) payments each in the amount of $9,878.40 (a total payback to the Holder of $98,784.00). The first payment shall be due March 1, 2023, with nine (9) subsequent payments each month thereafter. The Company shall have a five (5) day grace period with respect to each payment. The Company has right to accelerate payments or prepay in full at any time with no prepayment penalty.

The Investor may in its option, at any time following an Event of Default, as defined in the Note, convert all or any part of the outstanding and unpaid amount of this Note into fully paid and non-assessable shares of Common Stock at a conversion price per share equal to 75% of the lowest daily volume weighted average price (“VWAP”) of our common stock during the 10 trading days prior to the date of conversion. Additionally, the Company agreed to reserve five times the number of shares of our common stock which may always be issuable upon conversion of the Note.

Securities Purchase Agreement and Convertible Promissory Note

On February 1, 2023 (the “Issue Date”), Growlife, Inc. a Delaware corporation (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Fourth Man LLC, a Nevada limited liability company (the “Investor”), pursuant to which the Company sold Investor a convertible Promissory Note (the “Note”) in the principal aggregate amount of $125,000.00, which carries an original issue discount in the amount of $21,250.00, plus $10,762.50 in transaction fees accordingly the Company received proceeds of $92,987.50 of the purchase price. The Purchase Agreement and the Note require the Company to pay interest on the unpaid Principal Amount at the rate of ten percent (10%) (the “Interest Rate”) per annum (with the understanding that the first twelve months of interest (equal to $12,500.00) shall be guaranteed and earned in full as of the Issue Date). The Note is due and payable, in full, as of the maturity date, which is twelve (12) months from the Issue Date. The Note may not be prepaid or repaid in whole or in part and the Investor has the right, at any time on or following the Issue Date, to convert all or any portion of the outstanding and unpaid Principal Amount and interest into fully paid and non-assessable shares of the Company’s common stock. The per share conversion price into which Principal Amount and interest under the Note is $0.035 per share, subject to adjustment as provided in the Note. Additionally, the Note may not be converted into shares of our common stock if such conversion would result in the Investor, or its affiliates owning an aggregate of more than 4.99% of the then outstanding shares of our common stock.

Warrants

In addition to the Note, the Company issued the Investor Common Stock Purchase Warrants granting the Investor the right to purchase up to 625,000 shares of common stock of the Company at an exercise price of $0.08 per share for a period of Five (5) years. Additionally, the Investor has the right to exercise the Warrants on a cashless basis if the trade price of a share of common stock of the Company exceeds the exercise price. If the Company issues shares or any securities convertible into shares at an effective price per share lower than the exercise price of the Warrants, the exercise price of the Warrants shall be reduced to such lower price, subject to customary exceptions. The Investor may not exercise the Warrants if such exercise would result in the Investor, together with any affiliates, beneficially owning in excess of 4.9% of the Company’s outstanding common stock immediately after giving effect to such exercise.

Securities Purchase Agreement and Convertible Promissory Note

On March 21, 2023 (the “Issue Date”), Growlife, Inc. a Delaware corporation (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Fourth Man LLC, a Nevada limited liability company (the “Investor”), pursuant to which the Company sold Investor a Convertible Promissory Note (the “Note”) in the principal aggregate amount of $125,000.00, which carries an original issue discount in the amount of $21,250, and $10,762 of transactions costs accordingly the Company received $92,987 of the purchase price. Additionally under the Purchase Agreement the Company agreed to issue 3,125,000 shares of Common Stock (the “Commitment Shares”) to the Investor as additional consideration for the purchase of the Note, which shall be earned in full as of the Closing Date, March 23, 2023. The Purchase Agreement and Note require the Company to pay interest on the unpaid Principal Amount at the rate of ten percent (10%) (the “Interest Rate”) per annum (with the understanding that the first twelve months of interest (equal to $12,500.00) shall be guaranteed and earned in full as of the Issue Date). The Note is due and payable, in full, as of the maturity date, which is twelve (12) months from the Issue Date. Upon default, the Note provides the debt may be converted into shares of the Company. The Conversion Price is $0.01 per share, subject to adjustment as provided for in the Note. Conversions are subject to adjustment for any stock dividend, stock split, stock combination, rights offerings, reclassification, or similar transaction that proportionately decreases or increases the common stock.

Additionally and in connection with the issuance of the Note, the Company issued the Commitment Shares (as defined in the Purchase Agreement) to Investor as a commitment fee, provided, however, that 2,125,000 of the Commitment Shares (subject to equitable adjustments resulting any stock dividend, stock split, stock combination, rights offerings, reclassification, or similar transaction that proportionately decreases or increases the Common Stock) may be cancelled and extinguished if the Note is fully repaid and satisfied on or prior to June 21, 2023.

 Securities Purchase Agreement and Convertible Promissory Note

On March 24, 2023, Growlife, Inc. a Delaware corporation (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with 1800 Diagonal Lending LLC, a Virginia limited liability company (the “Investor”), pursuant to which the Company sold 1800 Diagonal a promissory note in the principal amount of $54,725 (the “Note”). The Note carries an interest charge of eight percent (8%) (the “Interest Rate”) which was applied on the issuance date to the principal (22% upon the occurrence of an event of default) and has a maturity date of March 24, 2024. The Note included an original issue discount of $9,725 and transaction expenses of $4,250 and was purchased for an aggregate of $40,750. The Note was funded by the Investor on March 28, 2023.

The Investor may in its option, at any time following an Event of Default, as defined in the Note, convert all or any part of the outstanding and unpaid amount of this Note into fully paid and non-assessable shares of Common Stock at a conversion price per share equal to 75% of the average of the three lowest closing prices of our common stock during the 15 trading days prior to the date of conversion. Additionally, the Company agreed to reserve five times the number of shares of our common stock which may always be issuable upon conversion of the Note.

 Securities Purchase Agreement and Convertible Promissory Note

On March 28, 2023, Growlife, Inc. a Delaware corporation (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with One44 Capital, LLC, a Nevada limited liability company (the “Investor”), pursuant to which the Company sold One44 Capital a promissory note in the principal amount of $150,000 (the “Note”). The Note carries an interest rate of ten percent (10%) (the “Interest Rate”) (24% upon the occurrence of an event of default) and has a maturity date of March 28, 2024. The Note included an original issue discount of $15,000 and transaction expenses of $6,750 and was purchased for an aggregate of $40,750. The Note was funded by the Investor on March 28, 2023.

The Investor may in its option, at any time following six months from the issuance date convert all or any part of the outstanding and unpaid amount of this Note into fully paid and non-assessable shares of Common Stock at a conversion price per share equal to 60% of the lowest closing prices of our common stock during the 20 trading days prior to the date of conversion. Additionally, the Company agreed to reserve 19,230,700 shares of our common stock which may always be issuable upon conversion of the Note.

Debt Conversions

On January 12, January 23, March 1, and April 24, 2023, Silverback Capital Corporation converted principal of $129,492 into 5,695,000 shares of the Company’s common stock at an average per share conversion price of $0.0227.

On March 24, 2023, Dublin Holdings converted principal of $55,000 into 1,948,627 shares of the Company’s common stock at a per share conversion price of $0.0282.

On January 1, 2023, the Company converted $116,890 of principal and accrued interest of Notes into 2,922,257 shares of the Company’s common stock at a per share conversion price of $0.04.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, GrowLife, Inc. (the "Registrant") has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GROWLIFE, INC.

Date: June 13, 2023	By:	/s/ David Dohrmann
David Dohrmann
Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ David Dohrmann
David Dohrmann
(Interim Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURES	TITLE	DATE

/s/ David Dohrmann	Chief Executive Officer and Director	June 13, 2023
David Dohrmann	(Principal Executive Officer)

/s/ David Dohrmann	Interim Principal Financial/Accounting Officer	June 13, 2023
David Dohrmann

29