Form 10-Q
period 2023-03-31
GROWLIFE, INC.
filed 2023-07-19
CIK 1161582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period

March 31, 2023

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

As of June 26, 2023, there were 33,777,857 shares of the issuer’s common stock, $0.0001 par value per share, outstanding.

ITEM 1. FINANCIAL STATEMENTS

GROWLIFE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$117,529	$94,208
Advances		160,000
Inventory, net	23,172	-
Operating lease right of use asset	79,228
Total current assets	219,929	254,208

Fixed assets, net of accumulated depreciation	108,155	-
Intangible assets, net	607,766	-
TOTAL ASSETS	$935,850	$254,208

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	671,034	850,619
Accrued expenses	184,660	209,767
Due on asset purchase	104,216	-
Notes payable- PPP/EIDL loans	800,449	716,252
Notes payable	2,231,612	1,877,896
Convertible notes payable, net	2,489,749	2,323,516
Derivative liability	2,607,248	2,686,892
Operating lease right of use liability	79,529	-
Total current liabilities	9,168,497	8,664,942

STOCKHOLDERS' DEFICIT
Series A Preferred stock - $0.0001 par value, 10,000,000 shares authorized, 1,800 shares issued and outstanding at 3/31/2023 and 12/31/2022, respectively		-
Common stock - $0.0001 par value, 740,000,000 shares authorized, 28,177,856 and 7,083,254 shares issued and outstanding at 3/31/2023 and 12/31/2022 , respectively	2,817	708
Additional paid in capital	157,578,503	156,385,473
Accumulated deficit	(165,813,967)	(164,796,915)
Total stockholders' deficit	(8,232,647)	(8,410,733)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$935,850	$254,208

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31, 2023	March 31, 2022

NET REVENUE	$79,259	$-
Cost of goods sold	40,993	-
Gross Profit	38,266	-
Operating expenses	648,296	257,547
Loss from operations	(610,030)	(257,547)

OTHER INCOME (EXPENSE):
Change in fair value of derivative	240,490	(78,051)
Interest expense, net	(627,924)	(136,078)
Loss on debt conversions, net	(29,222)	(18,154)
Gain on forgiveness/settlement of debt	75,000	165,553
Loss on extinguishment	(65,366)	-
Total other expense, net	(407,022)	(66,730)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,017,052)	(324,277)
Income taxes	-	-

NET LOSS FROM CONTINUING OPERATIONS	(1,017,052)	(324,277)

LOSS ON DISCONTINUED OPERATIONS
Loss from discontinued operations, net of income tax	-	(284,800)
NET LOSS ON DISCONTINUED OPERATIONS	-	(284,800)

NET LOSS	$(1,017,052)	$(609,077)

BASIC AND DILUTED INCOME (LOSS) PER SHARE
Net Loss on continuing operations	$(0.06)	$(0.37)
Net Income (Loss) on discontinued operation	$-	$(0.33)
Net Loss	$(0.06)	$(0.70)

Weighted average shares of common stock outstanding- basic and diluted	18,443,219	867,690

  The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Series A				Additional		Total
	Preferred Stock		Common Stock		Paid	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	in Capital	Deficit	(Deficit)

Balance as of December 31, 2021	-	$-	786,351	$79	$154,380,348	$(160,314,038)	$(5,933,611)

Shares issued for convertible note conversions			183,785	18	694,797		694,815
Net loss for the three months ended March 31, 2022						(609,077)	(609,077)
Balance as of March 31, 2022	-	$-	970,136	$97	$155,075,145	$(160,923,115)	$(5,847,873)

Balance as of December 31, 2022	1,800	$-	7,083,254	$708	$156,385,473	$(164,796,915)	$(8,410,733)

Shares issued for convertible note conversions			7,765,884	777	442,432		443,209
Shares issued for services			4,280,373	428	177,128		177,556
Shares issued for note commitment			3,125,000	312	234,062		234,374
Shares issued for asset purchase			5,923,345	592	339,408		340,000
Net loss for the three months ended March 31, 2023						$(1,017,052)	(1,017,052)
Balance as of March 31, 2023	1,800	$-	28,177,856	$2,817	$157,578,503	$(165,813,967)	$(8,232,647)

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Three Months Ended
	March 31, 2023	March 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,017,053)	$(609,077)
(Income) Loss from discontinued operations	-	284,400
Gain on discontinued operations	-	-
Net loss from continuing operations	(1,017,053)	(324,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	9,832
Amortization expense	55,251
Non-cash interest expense and stock based comp	697,157	221,195
(Gain) Loss on debt conversion	29,222	18,185
Change in fair value of derivative	(240,490)	78,051
(Gain) loss on extinguishment	65,366
(Gain) on forgiveness of debt	(75,000)	(165,553)
Changes in operating assets and liabilities:
Accounts payable	72,971	16,804
Accrued expenses	(25,107)	-
Change in right of use asset and liability, net	301	-
Net cash used in operating activities	(427,550)	(155,995)
Net cash used in operating activities by discontinued operations	-	(80,506)
CASH USED IN OPERATING ACTIVITIES	(427,550)	(236,502)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(4,085)	-
CASH USED IN INVESTING ACTIVITIES	(4,085)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt	359,720	270,000
Proceeds from notes payable	223,450	-
Repayment of notes payable	(99,575)	(13,117)
Payments on purchase of assets	(28,638)	-
CASH PROVIDED BY FINANCING ACTIVITIES	454,957	256,883

NET CHANGE IN CASH AND CASH EQUIVALENTS	23,322	20,381

CASH AND CASH EQUIVALENTS, beginning of period	94,208	6,275

CASH AND CASH EQUIVALENTS, end of period	$117,529	$26,656

Non-cash investing and financing activities:
Value of shares issued for convertible note conversion	$413,987	$2,502,596
Value of shares issued for liability settlement	-	$1,397,100
Value of shares issued advances and notes payable for asset purchase	$628,962	-

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

On June 2, 2022, GrowLife entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Bridgetown Mushrooms, LLC, an Oregon limited liability company (“Seller”) and Trevor Huebert (“Executive”), pursuant to which the Company would purchase and assume, certain assets, properties, rights and interests relating to the Seller’s business (“Assets”) which is the processing, marketing, storing, selling and distributing fresh and dried mushroom products (“Business”). On November 14, 2022, the parties executed the First Amendment to Asset Purchase Agreement (“First Amendment”), pursuant to which the parties amended the purchase price structure among other things. On January 6, 2023, the Company, Seller, and Executive consummated and closed the acquisition and acquired the Assets related to the Business (the “Closing Date”) for cash consideration and additional consideration. On January 11, 2023, the Company and Seller entered into certain post-closing amendments including a Second Amendment to Asset Purchase Agreement (“Second Amendment”), further revising the purchase price structure and assumption of cert Seller debt obligations, a Pledge and Security Agreement and an Amended and Restated Promissory Note.

Founded in 2018 in Portland, Oregon, Bridgetown Mushrooms is currently one of the preeminent, organic producers of gourmet and functional mushrooms and mycology supplies in the Pacific Northwest, distributed through multiple commercial and consumer sales channels. It also develops and markets mushroom-based products nationwide as well as manufactures and sells mycology supplies to meet the large and growing demand for commercial mushroom farmers across the United States.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses from continuing operations of $1,017,052 and $324,277 for the three months ended March 31, 2023 and 2022, respectively. Net cash used in operating activities from continuing operations was $333,344 and $155,995 for the three months ended March 31, 2023 and 2022, respectively.

The Company anticipates that it will record losses from operations for the foreseeable future. As of March 31, 2023, the Company’s accumulated deficit was $165,813,967. The Company has limited capital resources, and operations to date have been funded with the proceeds from private equity and debt financings. These conditions raise substantial doubt about our ability to continue as a going concern.

The Company believes that its cash on hand will be sufficient to fund our operations only until June 30, 2023. The Company needs additional financing to implement our business plan and to service our ongoing operations and pay our current debts. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations, and divest all or a portion of our business. We may seek additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt. Equity financing, if obtained, could result in dilution to the Company’s then-existing stockholders and/or require such stockholders to waive certain rights and preferences. If such financing is not available on satisfactory terms, or is not available at all, the Company may be required to delay, scale back, eliminate the development of business opportunities and our operations and financial condition may be materially adversely affected.

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

As of March 31, 2023 and December 31, 2022, there were warrants for the purchase of 8,542,222 and 7,917,222 shares of common stock, respectively, at a $0.053 average exercise price. In addition, we have an unknown number of common shares to be issued under the convertible notes financing agreements and warrants because the number of shares ultimately issued depends on the price at which the holder converts its debt to shares and exercises its warrants. The lower the conversion or exercise prices, the more shares that will be issued to the holder upon the conversion of debt to shares. The Company will not know the exact number of shares of stock issued to the holder until the debt is actually converted to equity.

As of March 31, 2023 and December 31, 2022, there were no stock option grants outstanding.  In addition, the Company has an unknown number of common shares to be issued under the various convertible debt financing agreements. Also, certain agreements will allow for conversion should the Company default on terms in the agreements.

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

NOTE 4 –BUSINESS COMBINATIONS, ACQUISITION PAYABLE AND DISCONTINUED OPERATIONS

Purchase of Assets and Assumption of Debt of Bridgetown Mushrooms

On June 2, 2022, GrowLife, Inc., a Delaware corporation (“Company” or “Purchaser”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Bridgetown Mushrooms, LLC, an Oregon limited liability company (“Seller”) and Trevor Huebert (“Executive”), pursuant to which the Company would purchase and assume, certain assets, properties, rights and interests relating to the Seller’s business (“Assets”) which is the processing, marketing, storing, selling and distributing fresh and dried mushroom products (“Business”). On November 14, 2022, the parties executed the First Amendment to Asset Purchase Agreement (“First Amendment”), pursuant to which the parties amended the purchase price structure among other things. On January 6, 2023, the Company, Seller, and Executive consummated and closed the acquisition and acquired the Assets related to the Business (the “Closing Date”) for cash consideration and additional consideration. On January 11, 2023, the Company and Seller entered into certain post-closing amendments including a Second Amendment to Asset Purchase Agreement (“Second Amendment”), further revising the purchase price structure and assumption of cert Seller debt obligations, a Pledge and Security Agreement (“Pledge Agreement”), and an Amended and Restated Promissory Note (“Note”). The cash consideration, paid prior to the Closing Date, was in the aggregate amount of $157,000, the additional consideration consists of: (i)  $43,000 in the form of cancellation and forgiveness of the indebtedness owed to Purchaser by Seller under a secured promissory note dated May 19, 2022 (the “Prior Loan”); (ii)  $138,546 in the form of promissory note, which was payable in installments of (1) $38,546 on January 31, 2023, (2) $50,000 on February 28, 2023, and (3) $50,000 on March 31, 2023; (iii)  $340,000 in the form of shares of restricted shares of the common stock, which as of the Closing Date was equal to an aggregate of 5,923,345 (the “Stock Consideration”), were issued and distributed pursuant to the terms and conditions of the Asset Purchase Agreement, and (iv) the assumption of $161,546 of debt which is secured by the assets of the Seller.

The assets acquired from Seller and Executive included tangible assets, intellectual property, registrations and approvals, inventory, data, records, and certain other assets. The Asset Purchase Agreement contains customary representations and warranties and covenants by each party. Both parties are obligated, subject to certain limitations, to indemnify the other under the Asset Purchase Agreement for certain customary and other specified matters, including breaches of representations and warranties, breaches of covenants and for certain liabilities and third-party claims. The purchase allocation, which is preliminary and subject to adjustment, is expected to be completed by September 30, 2023 was accounted for as follows:

Cash previously paid	$150,416
Inventory	$13,589
Fixed assets	$113,902
Intangible assets	$663,017
Note payable to seller	$(138,546)
Secured debt assumed	$(161,546)
Value of common shares issued	$(340,000)

The Company is unable to provide comparable March 31, 2022 pro-forma financials for Bridgetown due to the state of the underlying records.

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

For accounting purposes, from October 15, 2018 through December 29, 2022 the Company consolidated EZ-Clone given their control and recorded its obligation to acquire the remaining interest in EZ-Clone. The Company considered EZ-Clone to be 100% owned.

Settlement Agreement with EZ-CLONE Enterprises, Inc.

On December 29, 2022, to avoid the costs, risks, and uncertainties inherent in litigation, the Company, EZ-CLONE and William Blackburn (collectively, the “EZ Parties”) entered into that certain Settlement Agreement and General Mutual Release (the “Settlement Agreement) whereby the Company and the EZ Parties agreed to settle, compromise, fully, and finally resolve all the disputes and potential disputes between them pursuant to the terms and conditions of the EZ Agreement. Among other things, the Company will relinquish such number of shares such that the Company owns an aggregate number of EZ-CLONE shares less than 20% and in exchange EZ-CLONE assumed the obligations of the Company under the lease for the real property on which EZ-CLONE conducts its business.  Both Parties agree that the terms of the Settlement Agreement are fair and equitable and that all such disputes, known or unknown, between them are forever discharged and extinguished. By agreement of the parties the Settlement Agreement is deemed performed and complete as of December 31, 2022.  As a result of the Settlement agreement, the Company deconsolidated its investment in EZ-Clone, and recognized a gain on deconsolidation of $1.7 million. The gain on the deconsolidation was primarily the result of the derecognition of the $2.1 million owed in connection with the acquisition of EZ-CLONE. The Company now records its investment in EZ-CLONE using the cost method of accounting and has valued its minority interest at zero based on the projected operations in the near future and unlikely ability to liquidate the Company’s remaining investment interest.

Summarized Discontinue Operations Financial Information

The following table summarizes the major line items for the EZ-CLONE business that are included in the Consolidated Statements of Operations:

For the Three Months Ended
March 31, 2022
Net Revenue	$860,356
Cost of goods sold	442,664
Gross Profit	417,692
Operating expenses	736,332
(Los) from operations	(318,640)
Non-operating (income) expense	1,160
Profit (loss) before income taxes	(319,800)
Income taxes	(35,000)
Net income (loss)	$(284,800)

NOTE 5 –INVENTORY

 Inventory at March 31, 2023  consisted of the following:

Raw materials	$10,754
Work in progress	3,606
Finished goods	8,813
$23,172

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2023 consists of the following:

Machinery and equipment	$113,902
Computers	4,085
Total	117,987
Less accumulated depreciation	(9,832)
$108,155

Total depreciation expense was $9,832 for the three months ended March 31, 2023.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets as of March 31, 2023 consisted of the following:

	Estimated Life
Intellectual property	3 Years	$663,017
less accumulated amortization		(55,251)
		$607,766

Total amortization expense was $55,251 for the three months ended March 31, 2023.

NOTE 8 –NOTES PAYABLE

Notes Payable as of March 31. 2023 consisted of the following:

	Interest Rate	Principal	Accrued Interest	Discount	Balance
Government Assistance Notes
Paycheck Protection Program	1%	362,500	11,050		373,550
Paycheck Protection Program	1%	337,050	7,445		344,495
Small Business Administration	3.75%	79,600	2,804		82,404
		$779,150	$21,299	$-	$800,449
Promissory Notes
Promissory notes	5%	123,503	650		124,153
Coventry Enterprises 11-9-22	10%	250,000	9,552	(73,641)	185,911
AJB Capital 12-29-22	10%	1,870,000	5,434	(136,615)	1,738,819
1800 Diagonal 1-13-23	12%	88,200	63	(7,615)	80,648
Arin Funding	36%	102,081	-	-	102,081
		$2,433,784	$15,699	$(217,871)	$2,231,612

	Interest Rate	Principal	Accrued Interest	Discount	Balance
Convertible Promissory Notes
Silverback 2-12-21	10%	$995,130	$107,300	$-	$1,102,430
Dublin Holdings 2-6-21	8%	446,894	696	-	447,590
Dublin Holdings 8-25-21	8%	335,000	46,163	-	381,163
Dublin Holdings 11-5-21	8%	225,000	26,886	-	251,886
1800 Diagonal 10-17-22	8%	88,000	1,856	(27,042)	62,814
1800 Diagonal 11-14-22	8%	60,500	3,265	(21,566)	42,199
Quick Capital 11-2-22	12%	95,556	4,865	(77,119)	23,302
L&H 1-19-23	5%	75,000	630	(13,361)	62,269
Fourth Man 2-2-23	10%	125,000	1,997	(120,851)	6,146
Fourth Man 3-23-23	10%	125,000	281	(63,891)	61,390
One44 Capital 3-28-23	10%	150,000	83	(135,719)	14,364
1800 Diagonal 3-28-23	8%	54,225	36	(20,065)	34,196
		$2,775,305	$194,058	$(479,614)	$2,489,749

Notes Payable as of December 31, 2022 consisted of the following:

	Interest Rate	Principal	Accrued Interest	Discount	Balance
Government Assistance Notes
Paycheck Protection Program	1%	362,500	10,117		372,617
Paycheck Protection Program	1%	337,050	6,585		343,635
		$699,550	$16,702		$716,252
Promissory Notes
Promissory notes	5%	127,500	4,847		132,347
Coventry Enterprises 11-9-22	10%	250,000	3,144	(140,795)	112,349
AJB Capital 12-29-22	10%	1,870,000	-	(236,800)	1,633,200
		$2,247,500	$7,991	$(377,595)	$1,877,896

	Interest Rate	Principal	Accrued Interest	Discount	Balance
Convertible Promissory Notes
Silverback 2-12-21	10%	$995,130	$117,520	$-	$1,112,650
Dublin Holdings 2-6-21	8%	491,643	1,080	-	492,723
Dublin Holdings 8-25-21	8%	335,000	38,616	-	373,616
Dublin Holdings 11-5-21	8%	225,000	21,899	-	246,899
1800 Diagonal 10-17-22	8%	88,000	622	(36,338)	52,284
1800 Diagonal 11-14-22	8%	60,500	1,458	(27,791)	34,167
Quick Capital 11-2-22	12%	95,556	1,898	(86,277)	11,177
		$2,290,829	$183,093	$(150,406)	$2,323,516

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

As part of the assets purchased from Bridgetown Mushrooms the Company assumed a loan from the Small Business Administration in the amount of $79,600.  The note has an interest rate of 3.75%.  The note is secured by certain assets acquired from Bridgetown Mushrooms and is due June 5, 2050.

Promissory Notes

Promissory Notes

At March 31, 2023 the Company had outstanding unsecured borrowings from two individuals which total $60,651.  The Company also assumed a secured note from an individual in connection with the asset purchase which totaled $63,502.  This note is secured by equipment acquired in the asset purchase.

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

 1800 Diagonal LLC

On January 11, 2023, Growlife, Inc. a Delaware corporation (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with 1800 Diagonal Lending LLC, a Virginia limited liability company (the “Investor”), pursuant to which the Company issued 1800 Diagonal a promissory note in the principal amount of $88,200 (the “Note”). The Note carries a one-time interest charge of twelve percent (12%) (the “Interest Rate”) which was applied on the issuance date to the principal (22% upon the occurrence of an event of default) and has a maturity date of January 11, 2024. The Note included an original issue discount of $9,450 and transaction expenses of $3,750 and was issued for an aggregate of $75,000. The Note was funded by the Investor on January 13, 2023.

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

The Investor may in its option, at any time following an Event of Default, as defined in the Note, convert all or any part of the outstanding and unpaid amount of this Note into fully paid and non-assessable shares of Common Stock at a conversion price per share equal to 75% of the lowest daily volume weighted average price (“VWAP”) of our common stock during the 10 trading days prior to the date of conversion. Due to this conversion feature this note was not included in determining the derivative liability.

Arin Funding

On March 9, 2023 and March 29, 2023 the Company borrowed $105,000 from Arin Funding, less transaction fees of $1,550.  The notes are secured by future sales in the total amount of $149,550.  The notes are being repaid by daily debits against our bank account and are to be repaid within nine months of the issuance date. At March 31, 2023, $102,081 of these notes remains outstanding.

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

L&H

On January 19, 2023, the Company issue a convertible note in the amount of $75,000 in lieu of payment of amounts due for professional services. The note has an interest rate of 5% and is due January, 19 2024. Should the note plus accrued and unpaid interest not be repaid by the date the holder has the right to convert the balance at the lower of $0.0529 or the closing price on the date before the conversion date.

Fourth Man LLC

On February 1, 2023 (the “Issue Date”), Growlife, Inc. a Delaware corporation (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Fourth Man LLC, a Nevada limited liability company (the “Investor”), pursuant to which the Company sold Investor a convertible Promissory Note (the “Note”) in the principal aggregate amount of $125,000.00, which carries an original issue discount in the amount of $21,250.00, plus $10,762.50 in transaction fees accordingly the Company received proceeds of $92,987.50 of the purchase price. The Purchase Agreement and the Note require the Company to pay interest on the unpaid Principal Amount at the rate of ten percent (10%) (the “Interest Rate”) per annum (with the understanding that the first twelve months of interest (equal to $12,500.00) shall be guaranteed and earned in full as of the Issue Date). The Note is due and payable, in full, as of the maturity date, which is twelve (12) months from the Issue Date. The Note may not be prepaid or repaid in whole or in part and the Investor has the right, at any time on or following the Issue Date, to convert all or any portion of the outstanding and unpaid Principal Amount and interest into fully paid and non-assessable shares of the Company’s common stock. The per share conversion price into which Principal Amount and interest under the Note is $0.035 per share, subject to adjustment as provided in the Note which effectively allows for a variable conversion rate. Additionally, the Note may not be converted into shares of our common stock if such conversion would result in the Investor, or its affiliates owning an aggregate of more than 4.99% of the then outstanding shares of our common stock.

On March 21, 2023 (the “Issue Date”), Growlife, Inc. a Delaware corporation (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Fourth Man LLC, a Nevada limited liability company (the “Investor”), pursuant to which the Company sold Investor a Convertible Promissory Note (the “Note”) in the principal aggregate amount of $125,000.00, which carries an original issue discount in the amount of $21,250, and $10,762 of transactions costs accordingly the Company received $92,987 of the purchase price. Additionally, under the Purchase Agreement the Company agreed to issue 3,125,000 shares of Common Stock (the “Commitment Shares”) to the Investor as additional consideration for the purchase of the Note, which shall be earned in full as of the Closing Date, March 23, 2023. The Purchase Agreement and Note require the Company to pay interest on the unpaid Principal Amount at the rate of ten percent (10%) (the “Interest Rate”) per annum (with the understanding that the first twelve months of interest (equal to $12,500.00) shall be guaranteed and earned in full as of the Issue Date). The Note is due and payable, in full, as of the maturity date, which is twelve (12) months from the Issue Date. Upon default, the Note provides the debt may be converted into shares of the Company. The Conversion Price is $0.01 per share, subject to adjustment as provided for in the Note which effectively allows for a variable conversion rate. Conversions are subject to adjustment for any stock dividend, stock split, stock combination, rights offerings, reclassification, or similar transaction that proportionately decreases or increases the common stock.

Additionally and in connection with the issuance of the Note, the Company issued the Commitment Shares (as defined in the Purchase Agreement) to Investor as a commitment fee, provided, however, that 2,125,000 of the Commitment Shares (subject to equitable adjustments resulting any stock dividend, stock split, stock combination, rights offerings, reclassification, or similar transaction that proportionately decreases or increases the Common Stock) may be cancelled and extinguished if the Note is fully repaid and satisfied on or prior to June 21, 2023. The fair value of the 3,125,000 shares issued was expensed upon issuance.

1800 Diagonal Lending LLC

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

One44 Capital LLC

On March 28, 2023, Growlife, Inc. a Delaware corporation (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with One44 Capital, LLC, a Nevada limited liability company (the “Investor”), pursuant to which the Company sold One44 Capital a promissory note in the principal amount of $150,000 (the “Note”). The Note carries an interest rate of ten percent (10%) (the “Interest Rate”) (24% upon the occurrence of an event of default) and has a maturity date of March 28, 2024. The Note included an original issue discount of $15,000 and transaction expenses of $6,750 and was purchased for an aggregate of $128,250. The Note was funded by the Investor on March 28, 2023.

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

NOTE 9 – DERIVATIVE LIABILITIES

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

The derivative liabilities amounted to $2,607,248 and $1,604,630 as of March 31, 2023 and 2022, respectively. For the three months ended March 31, 2022 and 2021, the Company recorded non-cash income of $240,492 and non-cash loss of $78,051, respectively, related to the “change in fair value of derivative” expense related to the convertible note financing.

Derivative liabilities for the three months ended was as follows:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Balance, December 31	$2,686,892	$1,698,272
Additions	270,070	142,238
Conversions	(109,222)	(313,931)
Change in fair value	(240,492)	78,051
Balance, March 31	$2,607,248	$1,604,630

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

As of March 31, 2023 and December 31, 2022, the Company had issued and outstanding 1,800 shares of Series A preferred stock. Such shares were issued as a portion of a commitment fee to obtain financing and are convertible into 1,800,000 shares of common stock.

Capital Stock Issued and Outstanding

As of March 31, 2023, the Company had issued and outstanding securities of 28,177,856 shares of common stock.

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

During the three months ended December 31, 2022, the Company had the following issuances of unregistered equity securities to accredited investors unless otherwise indicated:

Debt of $443,209 was converted into 7,765,884, shares of our common stock at an average per share conversion price of $0.06.

The Company issued 4,280,373 shares of the Company’s common stock for services rendered at an average per share price of $0.04.

The Company issued 3,125,000 shares of the Company’s common stock as a commitment fee for debt arrangements at an average per share price of $0.07.

The Company issued 5,923,345 shares of the Company’s common stock as a portion of the assets purchased from Bridgetown Mushrooms at an average per share price of $0.06.

During the three months ended March 31, 2022, the Company had the following issuances of unregistered equity securities to accredited investors unless otherwise indicated:

Debt of $694,815 was converted into 183,785 shares of our common stock at an average per share conversion price of $3.78.

Warrants

The Company had the following warrant activity during the three months ended March 31, 2023:

On February 1, 2023 the Company issued a common stock purchase warrant to Fourth Man LLC for the purchase of 625,000 shares of the Company’s common stock. The exercise price is $0.08 per share and is exercisable for a term of five years. Additionally, the Investor has the right to exercise the Warrants on a cashless basis if the trade price of a share of common stock of the Company exceeds the exercise price. If the Company issues shares or any securities convertible into shares at an effective price per share lower than the exercise price of the Warrants, the exercise price of the Warrants shall be reduced to such lower price, subject to customary exceptions. The Investor may not exercise the Warrants if such exercise would result in the Investor, together with any affiliates, beneficially owning in excess of 4.9% of the Company’s outstanding common stock immediately after giving effect to such exercise. The warrant were included in the determination of the derivative liability.

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

On May 18, 2022 the Company issued a common stock purchase warrant to AJB Capital for the purchase of 6,000,000 shares of the Company’s common stock. The exercise price is $0.05 per share and is exercisable for a term of five years. The warrant purchase agreement protected AJB Capital from the impact of any reverse split but afforded them the benefit of any stock split. The warrant were included in the determination of the derivative liability.

On November 2, 2022 the Company issued a common stock purchase warrant to Quick Capital for the purchase of 1,911,111 shares of the Company’s common stock. The exercise price is $0.05 per share and is exercisable for a term of five years. The warrant were included in the determination of the derivative liability.

As the exercise price of the warrants issued to AJB Capital and Quick Capital are adjustable based upon based upon the issuance of other securities with lower purchase prices, management has deemed these warrants should be accounted for as a derivative. See Note 8 for further information on derivative liabilities.

NOTE 11– STOCK OPTIONS

Description of Stock Option Plan

On November 5, 2021, at our annual shareholder meeting the Second Amended and Restated 2017 Stock Incentive Plan was adopted to increase the shares issuable under the plan from 1,333,333 to 75,000,000 shares. All terms of the Plan shall remain the same with the exception of the amount of shares reserved for issuance under the Plan. We have 75,000,000 shares available for issuance under the Second Amended and Restated 2017 Stock Incentive Plan. The Company had no outstanding stock options as of March 31, 2023 or at December 31, 2022.

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

On May 10, 2023, Mr. Mickelson filed a Motion for Summary Judgment in the original lawsuit against Growlife and the former CEO, seeking 100% of the damages claimed for breach of contract, and is no longer pursuing recission. Growlife filed its opposition to the complaint on June 9, 2023. Growlife intends to vigorously defend itself against the Motion.

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

These were the material events after March 31, 2023:

Convertible Promissory Notes

On various dates between April 1, 2023 and July 15, 2023, Growlife, Inc. a Delaware corporation (the “Company”) entered various convertible promissory notes with individuals amounting to $250,000. The notes carry 10% interest rate, have maturity dates of one year from issuance. The notes and accrued and unpaid interest are convertible at the option of the holder prior to maturity date at $0.04 per share.

Debt Conversions

On April 24, 2023, Silverback Capital Corporation converted principal of $58,800 into 2,800,000 shares of the Company’s common stock at an average per share conversion price of $0.021.

On June 13, 2023  Silverback Capital Corporation converted principal of $46,480 into 2,800,000 shares of the Company’s common stock at an average per share conversion price of $0.0166.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GrowLife spent much of 2022 extensively seeking new business expansion opportunities for the Company while continuing to explore options to resolve and settle the EZ-CLONE litigation. On September 2, 2022 we announced our agreement with Bridgetown Mushrooms and the Company’s forward looking strategy.  It is the Company’s belief that moving into the mushroom cultivation space is a natural progression for GrowLife.  On January 7, 2023 completed the purchase of Bridgetown Mushroom’s assets and the assumption of secured debt. The work with Bridgetown is the perfect illustration of how we are leveraging our long history of cultivation expertise to bring innovative and high-demand products to emerging markets. We believe our shareholders may benefit by GrowLife moving forward and capitalizing on the opportunities available to the Company.

Employees

As of March 31, 2023, we had 12 full-time and part-time employees. None of our employees are subject to a collective bargaining agreement or represented by a trade or labor union.

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

Our other intellectual property is primarily in the form of trademarks and domain names. We also hold rights to several website addresses related to our business including websites that are actively used in our day-to-day business such as www.shopgrowlife.com, www.growlifeinc.com and www.bridgetown-mushrooms.com. We have a policy of entering into confidentiality and non-disclosure agreements with our employees, some of our vendors and customers as necessary.

OUR COMMON STOCK

As of March 17, 2020, we commenced trading on the OTCQB Market ("OTCQB") after successfully up-listing from the OTC Pink Market.

RESULTS OF OPERATIONS

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from period-to-period.

THREE MONTHS ENDED MARCH 31, 2023, AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2022

	Three Months ended December 31, (Dollars in thousands)
	2023	2022	$ Variance	% Variance
Net revenue	$79	-	79	100%
Cost of good sold	41	-	41	100%
Gross profit	38	-	38	100%
Operating expenses	$648	$258	390	151%
Operating (loss)	(610)	(258)	(352)	136%
Other expense
Change in fair value of derivative	240	(78)	318	-408%
Interest expense, net	(628)	(136)	(492)	362%
Gain (Loss) on conversions	(29)	(18)	(11)	61%
Gain (Loss) on extinguishment	(65)	-	(65)	100%
Gain on forgiveness/settlement of debt	75	166	(91)	-55%
Total other expenses	(407)	(66)	(341)	517%
Net (Loss) from continuing operations	(1,017)	(324)	(693)	214%
Income (Loss) from discontinued operations net of taxes	-	(285)	(1,963)	689%
Net (loss)	$(1,017)	$(609)	(408)	67%

Net Revenue

Net revenue for the three months ended March 31, 2023 was $79,000 representing sales by Bridgetown Mushrooms from the date of the purchase of assets of the business on January 7, 2023.

Cost of Goods Sold

Cost of sales for the three months ended March 31, 2023 was $41,000 representing sales by Bridgetown Mushrooms from the date of the purchase of assets of the business on January 7, 2023.

Gross profit was $38,00 for the three months ended March 31, 2023. The gross profit percentage was 48% for the three months ended March 31, 2023.

Operating Expenses

Operating expenses for the three months ended March 31, 2023, were $648,000 as compared to $258,000 for the three months ended March 31, 2022.The increase in expenses was due to the addition of ten employees at Bridgetown Mushrooms as well as rent, sales and marketing expenses and an increase in travel expenses.

Other Expense

Other expense for the three months ended March 31, 2023, were $407,000 as compared to $66,000 for the three months ended March 31, 2022. The increase in other income (expense) for the three months ended March 31, 2023 compared to the same period the prior year, included (i) a decrease in the change in fair value of the derivative liability of $318,000; and (ii) an increase in net interest expense of $492,000, (ii) an increase in loss related to conversions of $76,000, and (iv) decrease in gain on forgiveness of debt of $91,000.  The change in derivative liability is the non-cash change in the fair value and relates to our derivative instruments. The increase in non-cash interest related to accrued interest expense on our notes payable. The loss on debt conversions related debt conversion of our notes payable at prices below the market price.

Net Loss

Net loss from continuing operations for the three months ended March 31, 2023 was $1,017,000 as compared to $324,000 for the three months ended March 31, 2022, for the reasons discussed above.  The net loss for the three months ended March 31, 2022 included the loss from discontinued operations of $285,000.

LIQUIDITY AND CAPITAL RESOURCES

We adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) Topic 205-40, Presentation of Financial Statements - Going Concern, which requires that management evaluate whether there are relevant conditions and events that, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern and to meet its obligations as they become due within one year after the date that the financial statements are issued.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. However, since inception, we have sustained significant operating losses and such losses are expected to continue for the foreseeable future. As of March 31, 2023, we had an accumulated deficit of $166 million, cash and cash equivalents of $118,000 and a working capital deficit of $3,851,000, excluding derivative liability, convertible debt, and right of use assets and liability. Net cash used in operating activities was $333,000 for the three months ended March 31, 2023.

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

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023, was $333,000. This amount was primarily related to a (i) net loss of $1,107,000; and (ii) a net working capital increase of $48,000; (iii) depreciation and amortization of $65,000; (iv) accrued interest of $791,000; (v) loss on debt conversions of $95,000; (vi) change in derivative liability of $240,000; and (vii) gain on forgiveness of debt of $75,000.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2023, was $4,000. The amount related to purchase of computers.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2023, was $455,000 compared to $257,000 for the three months ended March 31, 2022. The amount related to proceeds from various notes payable of $583,000 offset by repayment of notes payable of $100,000 for the three months ended March 31, 2023. The amount related to proceeds from various notes payable of $270,000 offset by repayment of notes payable of $13,000 for the three months ended March 31, 2022.

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

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of March 31, 2023, that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Personnel:  We do not employ a full time Chief Financial Officer. Mr. Dohrmann has served as both Chief Executive Officer and Interim Chief Financial Officer since July 1, 2022. We utilize a consultant to assist with our financial reporting. There are limited personnel to assist with the accounting and financial reporting function, which results in: (i) a lack of segregation of duties and (ii) controls that may not be adequately designed or operating effectively and have not been formally documented. Despite the existence of material weaknesses, the Company believes the financial information presented herein is materially correct and fairly presents the financial position and operating results of the nine months ended March 31, 2023, in accordance with GAAP.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2023.

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

On September 15, 2020, the Company received notice that William Blackburn and Brad Mickelsen (“Plaintiffs”), minority shareholders of EZ-CLONE Enterprises, Inc., a majority owned subsidiary of the Company, filed a complaint against the Company and its officers in the Superior Court of California, County of Sacramento (“Complaint”) for claims related to breach under the Purchase and Sale Agreement dated October 15, 2018 between the Company and Plaintiffs. The Complaint also alleges that the Company and its Officers made certain false representations and other claims to consummate the Transaction and as a result has failed to complete the second closing as required under Purchase and Sale Agreement. As of December 4, 2020, the Company’s officers were dismissed from the case. The complaint sought rescission of the Purchase and Sale Agreement, unspecified damages in excess of ten thousand dollars, and other equitable relief. See Note 12 for description of Legal Proceedings.

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

On May 10, 2023, Mr. Mickelson filed a Motion for Summary Judgment in the original lawsuit against Growlife and the former CEO, seeking 100% of the damages claimed for breach of contract, and is no longer pursuing recission. Growlife filed its opposition to the complaint on June 9, 2023. Growlife intends to vigorously defend against the Motion.

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

During the three months ended March 31, 2023, we had the following sales of unregistered sales of equity securities:

•	7,765,884 shares were issued upon the conversion of debt.
•	4,280,373 shares were issued for services
•	3,125,000 shares were issued as a commitment fee for the procurement of debt
•	5,923,345 shares were issued for the purchase of the assets of Bridgetown Mushrooms

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

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

3.2	First Amendment to Second Amended and Restated Bylaws Amendment, dated August 6, 2022 incorporated herein by reference.

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

28

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

10.20	Securities Purchase Agreement and Convertible Promissory Note with Sixth Street Lending LLC dated March 8, 2022.

10.21	Compilation of AJB Capital Investments LLC, Securities Purchase Agreement, and Other Agreements dated May 17, 2022.

10.22	Asset Purchase Agreement, dated September 1, 2022, with Bridgetown Mushrooms, LLC

10.23	Dohrmann Employment Agreement, dated March 31, 2023

10.24	Securities Purchase Agreement, Promissory Note, Security Agreement and Registration Rights Agreement, dated September 28, 2022, between Growlife, Inc. and AJB Capital Investments, LLC

10.25	Securities Purchase Agreement and Convertible Note dated October 17, 2022, between GrowLife Inc. and 1800 Diagonal Lending LLC

10.26	Note Purchase Agreement, Warrant and Convertible Promissory Note dated November 2, 2022 between GrowLife Inc. and Quick Capital LLC

29

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

10.29

Securities Purchase Agreement, Promissory Note, and Security Agreement dated December 29, 2022, between Growlife, Inc. and AJB Capital Investments, LLCfiled as exhibits to Form 8-K filed January 5, 2023

10.30	Settlement Agreement and General Release dated December 29, 2022, by and among Growlife, Inc., EZ-Clone Enterprises, Inc., and William Blackburn filed as an exhibit to Form 8-K filed January 5, 2023

10.31	First Amendment to Asset Purchase Agreement, dated November 14, 2022, with Bridgetown Mushrooms LLC filed as exhibit to Form 8-K filed January 12, 2023

10.32	Second Amendment, Note and Pledge Agreement, dated January 11, 2023 with Bridgetown Mushrooms LLC filed as exhibit to Form 8-K filed January 12, 2023

10.33	Securities Purchase Agreement and Promissory Note dated January 11, 2023, between GrowLife Inc, and 1800 Diagonal Lending LLC, filed as exhibits to Form 8-K filed January 18, 2023

10.34	Securities Purchase Agreement, Promissory Note, and Common Stock Purchase Warrant dated February 1, 2023, issued by the Company to Fourth Man LLC, filed as exhibits to Form 8-K filed February 6, 2023

10.35	Securities Purchase Agreement and Promissory Note, dated March 21, 2023, issued by the Company to Fourth Man LLC, filed as exhibits to Form 8-K filed March 28, 2023

10.36	Securities Purchase Agreement and 10% Convertible Redeemable Note, dated March 28, 2023, issued by the Company to ONE44 Capital LLC, filed as exhibits to Form 8-K filed April 4, 2023

31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14 *

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14 *

32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act *

32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act *

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed Herewith.

30

SIGNATURES

In accordance with Section 13 or 15(d) requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GROWLIFE, INC. (Registrant)

Date: July 18, 2023	By:	/s/ David Dohrmann
David Dohrmann
Chief Executive Officer and President
(Principal Executive Officer); Interim Chief Financial Officer

31