Form 10-Q/A
period 2023-03-31
GROWLIFE, INC.
filed 2023-07-19
CIK 1161582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

GrowLife, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its quarterly report on Form 10-Q for the quarter ended March 31, 2023, originally filed with the Securities and Exchange Commission on July 19, 2023 (the “Original Filing”), for the sole purpose of adding the XBRL to the Original Filing which was inadvertently omitted. No changes have been made to the financial statements or any other disclosures contained in the Original Filing. This Amendment does not modify or update, in any way, disclosures made in the Original Filing.

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

GROWLIFE, INC. (Registrant)

Date: July 19, 2023	By:	/s/ David Dohrmann
David Dohrmann
Chief Executive Officer and President
(Principal Executive Officer); Interim Chief Financial Officer

31