Form 10-Q
period 2023-06-30
GROWLIFE, INC.
filed 2024-08-23
CIK 1161582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period

June 30, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2

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

At August 23, 2024, 55,384,656 shares of the issuer’s common stock, $0.0001 par value per share, was outstanding.

ITEM 1. FINANCIAL STATEMENTS

GROWLIFE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,398	$94,208
Accounts receivable	1,963	—
Advances	12,144	160,000
Inventory, net	21,089	—

Total current assets	40,594	254,208

Fixed assets, net of accumulated depreciation	98,322	—
Intangible assets, net	—	—
Operating lease right of use asset	61,700	—

TOTAL ASSETS	$200,616	$254,208

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	811,264	850,618
Accrued expenses	313,693	209,768
Deferred revenue	11,788	—
Due on asset purchase	102,216	—
Notes payable- PPP/EIDL loans	803,659	716,252
Notes payable	208,235	1,877,896
Convertible notes payable, in default net	5,335,499	2,225,888
Convertible notes payable, net	295,873	97,628
Derivative liability	3,614,677	2,686,892
Operating lease right of use liability	62,076	—

Total current liabilities	11,558,980	8,664,942

STOCKHOLDERS' DEFICIT
Series A Preferred stock - $0.0001 par value, 10,000,000 shares authorized, 600 shares and 1,800 shares issued and outstanding at 6/30/2023 and 12/31/2022, respectively	—	—
Common stock - $0.0001 par value, 740,000,000 shares authorized, 35,561,190 and 7,083,254 shares issued and outstanding at 6/30/2023 and 12/31/2022 , respectively	3,556	708
Additional paid in capital	157,829,045	156,385,473
Accumulated deficit	(169,190,965)	(164,796,915)

Total stockholders' deficit	(11,358,364)	(8,410,734)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$200,616	$254,208

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

NET REVENUE	$147,396	$—	$226,655	$—
Cost of goods sold	(43,738)	—	(84,731)	—
Gross Profit	103,658	—	141,924	—
Operating expenses	(678,744)	(362,753)	(1,327,040)	(620,298)
Loss from operations	(575,086)	(362,753)	(1,185,116)	(620,298)

OTHER INCOME (EXPENSE):
Change in fair value of derivative	(527,120)	(312,018)	(286,630)	(390,069)
Interest expense, net	(1,787,643)	(570,612)	(2,444,789)	(371,110)
Impairment of intangible assets	(552,515)	—	(552,515)	—
Gain (loss) on forgiveness/settlement of debt	65,366	17,897	75,000	(170,285)
Total other expense, net	(2,801,912)	(864,733)	(3,208,934)	(931,464)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(3,376,998)	(1,227,486)	(4,394,050)	(1,551,762)
Income taxes	—	—	—	—

NET LOSS FROM CONTINUING OPERATIONS	(3,376,998)	(1,227,486)	(4,394,050)	(1,551,762)

INCOME (LOSS) ON DISCONTINUED OPERATIONS
Income (Loss) from discontinued operations, net of income tax	—	(456,345)	—	(741,145)
NET INCOME (LOSS) ON DISCONTINUED OPERATIONS	—	(456,345)	—	(741,145)

NET LOSS	$(3,376,998)	$(1,683,831)	$(4,394,050)	$(2,292,907)

BASIC AND DILUTED INCOME (LOSS) PER SHARE
Net Loss on continuing operations	$(0.10)	$(1.19)	$(0.18)	$(1.64)
Net Income (Loss) on discontinued operation	$—	$(0.44)	$—	$(0.78)
Net Loss	$(0.10)	$(1.63)	$(0.18)	$(2.42)

Weighted average shares of common stock outstanding- basic and diluted	32,315,356	1,035,116	24,979,492	948,844

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(Unaudited)

	Series A				Additional		Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance as of December 31, 2021	—	$—	786,351	$79	$154,380,348	$(160,314,038)	$(5,933,611)

Shares issued for convertible note conversions	—	—	183,785	18	694,797	—	694,815
Net loss for the three months ended March 31, 2022	—	—	—	—	—	(609,077)	(609,077)

Balance as of March 31, 2022	—	—	970,136	97	155,075,145	(160,923,115)	(5,847,873)

Shares issued for note commitments	—	—	50,000	5	99,543	—	99,548
Shares issued for convertible note conversions	—	—	160,000	16	198,881	—	198,897
Fair value of warrants issued	—	—	—	—	27,417	—	27,417
Net loss for the three months ended June 30, 2022	—	—	—	—	—	(1,683,831)	(1,683,831)

Balance as of June 30, 2022	—	$—	1,180,136	$118	$155,400,986	$(162,606,946)	$(7,205,842)

Balance as of December 31, 2022	1,800	$—	7,083,254	$708	$156,385,473	$(164,796,915)	$(8,410,734)

Shares issued for convertible note conversions	—	—	7,765,884	777	442,432	—	443,209
Shares issued for services	—	—	4,280,373	428	177,128	—	177,556
Shares issued for note commitments	—	—	3,125,000	312	234,062	—	234,374
Shares issued for asset purchase	—	—	5,923,345	592	339,408	—	340,000
Net loss for the three months ended March 31, 2023	—	—	—	—	—	(1,017,052)	(1,017,052)

Balance as of March 31, 2023	1,800	—	28,177,856	2,817	157,578,503	(165,813,967)	(8,232,647)

Shares issued for convertible note conversions	—	—	5,600,000	560	199,128	—	199,688
Preferred shares converted to common shares	(1,200)		1,200,000	120	(120)	—	—
Cashless exercise of warrants	—	—	583,333	59	51,534	—	51,593
Net loss for the three months ended June 30, 2023	—	—	—	—	—	(3,376,998)	(3,376,998)

Balance as of June 30, 2023	600	$—	35,561,189	$3,556	$157,829,045	$(169,190,965)	$(11,358,364)

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For Six Months Ended
	June 30, 2023	June 30, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,394,050)	$(2,292,907)
Loss from discontinued operations	—	741,145
Net loss from continuing operations	(4,394,050)	(1,551,762)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	19,664	—
Amortization expense	110,502	—
Impairment of intangible assets	552,515	—
Non-cash interest expense	2,183,634	631,164
Shares issued for services	177,556	—
Change in fair value of derivative	286,630	96,236
Penalties incurred on debt	190,184	—
(Gain) on forgiveness of debt	(75,000)	(165,553)
Changes in operating assets and liabilities:
Accounts receivable	(1,963)	—
Inventory	(7,500)	—
Advances	(2,560)	—
Accounts payable	110,645	16,804
Accrued expenses	103,926	5,000
Deferred revenue	11,788	—
Change in right of use asset and liability, net	376	—
Net cash used in operating activities	(733,653)	(968,111)
Net cash (used) by operating activities by discontinued operations	—	(80,506)
CASH USED BY OPERATING ACTIVITIES	(733,653)	(1,048,617)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(4,085)	—
Net cash (used) by investing activities by discontinued operations	—	(16,590)
CASH USED IN INVESTING ACTIVITIES	(4,085)	(16,590)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt, net of issuance costs	609,725	1,004,375
Proceeds from notes payable	251,948	—
Repayment of notes payable	(58,413)	—
Payments on purchase of assets	(118,002)	—
Payments on asset purchase	(36,330)	—
Net cash (used) by financing activities by discontinued operations	—	(25,425)
CASH PROVIDED BY FINANCING ACTIVITIES	648,928	978,950

NET CHANGE IN CASH AND CASH EQUIVALENTS	(88,810)	(86,257)

CASH AND CASH EQUIVALENTS, beginning of period	94,208	363,963

CASH AND CASH EQUIVALENTS, end of period	$5,398	$277,706

Non Cash Supplemental Information:
Value of shares issued for convertible note conversion	$230,974	$2,502,596
Value of shares issued for liability settlement	—	$1,397,100
Value of shares issued for loan commitment fees	$81,890	—
Value of shares issued for purchase of assets	$340,000	—
Initial derivative discount	$245,153	—
Settlement of derivative liability	$322,769	—

The accompanying notes are an integral part of these consolidated financial statements.

GROWLIFE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses from continuing operations of $4,394,050 and $1,551,761 for the six months ended June 30, 2023 and 2022, respectively. Net cash used in operating activities from continuing operations was $733,653 and $1,539,075 for the six months ended June 30, 2023 and 2022, respectively.

The Company anticipates that it will record losses from operations for the foreseeable future. As of June 30, 2023, the Company’s accumulated deficit was $169,190,965. The Company has limited capital resources, and operations to date have been funded with the proceeds from private equity and debt financings. These conditions raise substantial doubt about our ability to continue as a going concern.

The Company believes that its cash on hand will be sufficient to fund our operations only until September 30, 2023. The Company needs additional financing to implement our business plan and to service our ongoing operations and pay our current debts. There can be no assurance that we will be able to secure any needed funding, or that if such funding is available, the terms or conditions would be acceptable to us. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations, and divest all or a portion of our business. We may seek additional capital through a combination of private and public equity offerings, debt financings and strategic collaborations. Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt. Equity financing, if obtained, could result in dilution to the Company’s then-existing stockholders and/or require such stockholders to waive certain rights and preferences. If such financing is not available on satisfactory terms, or is not available at all, the Company may be required to delay, scale back, eliminate the development of business opportunities and our operations and financial condition may be materially adversely affected.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES: ADOPTION OF ACCOUNTING STANDARDS

Basis of Presentation – The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”).

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly owned and subsidiaries. Inter-Company items and transactions have been eliminated in consolidation.

Discontinue Operations – On December 29, 2022, the Company completed the Settlement and Mutual Release of a majority of its ownership in EZ-CLONE. The assets, liabilities and results of the EZ-CLONE business and the related cash flows have been reported as discontinued operations on the accompanying Balance Sheet and in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows, respectively, through the date of sale. These changes have been applied to all periods presented. Unless otherwise noted, discussion within these notes to the consolidated financial statements relates to continuing operations. Refer to Note 4 for additional information on discontinued operations.

Cash and Cash Equivalents – We classify highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit. At June 30, 2023 and December 31, 2022, the Company had no uninsured deposits.

Accounts Receivable – The Company grants credit to customers in the normal course of business. Accounts receivable consists of amounts due from customers. To date there has not been a requirement for a reserve against bad debts for any of the Bridgetown sales as collection has been occurring within thirty (30) days.

Revenue – The Company generates revenue from the sales of our products to food distributors, restaurants and bakeries and directly to consumers at farmers markets and via online transactions. Revenue is recognized upon shipment and is determined by the invoice amount. We do not provide the right to return unless there is a product issue, in which case we may provide replacement products. In some cases, we receive payment in advance of product delivery in which case the amount collected that has not been delivered is deferred and recognized as deferred revenue on the balance sheet.

Cost of Goods Sold – Cost of goods sold includes raw material costs and distribution costs for products sold; operating expenses related to products sold include compensation and benefits.

Inventory – Inventory are recorded on a first in first out basis. Inventory consists of raw materials, work in process and finished goods. The Company reviews its inventory on a periodic basis to identify products that are slow moving and/or obsolete, and if such products are identified, the Company records the appropriate inventory impairment charge at such time.

Property and Equipment – Equipment consists of machinery, equipment, and computer equipment, which are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of the relevant asset, generally 3 years.

Impairment of Intangibles – At the end of the second quarter of 2023 we recognized an impairment charge of $553,000 related to purchase of Bridgetown Mushrooms. The value was determined by management to be impaired as a resulting from the reduced expectations for future sales as the result of a contract with a customer.

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

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of June 30, 2023 and December 31, 2022 are based upon the short-term nature of the assets and liabilities. The Company’s derivative financial instruments are considered Level 3 instruments. See Note 9.

Derivative Financial Instruments – Pursuant to ASC 815 “Derivatives and Hedging”, the Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company then determines if embedded derivative must bifurcated and separately accounted for. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The variable conversion features of the Convertible Notes Payable and certain warrants  are considered derivatives, see Note 9. For derivative financial instruments, the Company uses the Binomial pricing model to value the derivative instruments at inception and on subsequent valuation dates. The Company uses the following assumptions when using the model: (i) risk-free interest rate of 1%; (ii) expected life of one year; (iii) expected dividend of 0%; and (iv) expected volatility ranging from 140% – 184%.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

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

Leases – We lease all our office space used to conduct our business. Such leases expire April 30, 2024. We adopted ASC 842 effective January 1, 2019. For contracts entered into on or after the effective date, at the inception of a contract we assess whether the contract is, or contains, a lease. Our assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether we have the right to direct the use of the asset. At inception of a lease, we allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments.

For all leases at the lease commencement date, a right-of-use asset and a lease liability are recognized. The right-of-use asset represents the right to use the leased asset for the lease term. The lease liability represents the present value of the lease payments under the lease.

The right-of-use asset is initially measured at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All right-of-use assets are reviewed for impairment. The lease liability is initially measured at the present value of the lease payments, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, our secured incremental borrowing rate for the same term as the underlying lease. For our real estate and other operating leases, we use our secured incremental borrowing rate of 10%.

Lease payments included in the measurement of the lease liability comprise the following: the fixed noncancelable lease payments, and payments for early termination options unless it is reasonably certain the lease will not be terminated early.

Our real estate leases contain variable lease payments, including payments based on an index or rate. Variable lease payments based on an index or rate are initially measured using the index or rate in effect at lease commencement and separated into lease and non-lease components based on the initial amount stated in the lease or standalone selling prices. Lease components are included in the measurement of the initial lease liability. Additional payments based on the change in an index or rate, or payments based on a change in our portion of the operating expenses, including real estate taxes and insurance, are recorded as a period expense when incurred. Lease modifications result in remeasurement of the lease liability.

Lease expense for operating leases consists of the lease payments plus any initial direct costs, primarily brokerage commissions, and is recognized on a straight-line basis over the lease term. Included in lease expense are any variable lease payments incurred in the period that were not included in the initial lease liability. Lease expense for finance leases consists of the amortization of the right-of-use asset on a straight-line basis over the lease term and interest expense determined on an amortized cost basis. The lease payments are allocated between a reduction of the lease liability and interest expense.

Actual lease payments through the end of the term of the lease amount to $64,420. $38,652 is due by December 31, 2023 with the balance of $25,768 due by April 30 , 2024.

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

Net Loss Per Share – Under the provisions of ASC Topic 260, “Earnings per Share,” basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The common stock equivalents have not been included as they are anti-dilutive.

As of June 30, 2023 and December 31, 2022, there were warrants for the purchase of 1,951,111 and 7,917,222 shares of common stock, respectively, at a $0.203 average exercise price. On April 1, 2023 Fourth Man LLC executed a cashless exercise of the 625,000 warrants granted on February 2, 2023 in connection with the issuance of convertible debt by the Company. The cashless exercise resulted in the issuance of 583,333 common shares by the Company. In addition, we have an unknown number of common shares to be issued under the convertible notes financing agreements and warrants because the number of shares ultimately issued depends on the price at which the holder converts its debt to shares and exercises its warrants. The lower the conversion or exercise prices, the more shares that will be issued to the holder upon the conversion of debt to shares. The Company will not know the exact number of shares of stock issued to the holder until the debt is actually converted to equity.

As of June 30, 2023 and December 31, 2022, there were no stock option grants outstanding.  In addition, the Company has an unknown number of common shares to be issued under the various convertible debt financing agreements. Also, certain agreements will allow for conversion should the Company default on terms in the agreements.

Dividend Policy – The Company has never paid any cash dividends and intends, for the foreseeable future, to retain any future earnings for the development of our business. Our future dividend policy will be determined by the board of directors on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities.

Use of Estimates – In preparing these consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates and assumptions included in our consolidated financial statements relate to the valuation of long-lived assets, estimates of sales returns, inventory reserves and accruals for potential liabilities, and valuation assumptions related to derivative liability, equity instruments and share based compensation.

Recent Accounting Pronouncements

Based on the Company’s review of accounting standard updates issued, there have been no other newly issued or newly applicable accounting pronouncements that have had, or are expected to have, a significant impact on the Company’s consolidated financial statements.

NOTE 4 – BUSINESS COMBINATIONS, ACQUISITION PAYABLE AND DISCONTINUED OPERATIONS

Business Combination of Bridgetown Mushrooms

On June 2, 2022, GrowLife, Inc., a Delaware corporation (“Company” or “Purchaser”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Bridgetown Mushrooms, LLC, an Oregon limited liability company (“Seller”) and Trevor Huebert (“Executive”), pursuant to which the Company would purchase and assume, certain assets, properties, rights and interests relating to the Seller’s business (“Assets”) which is the processing, marketing, storing, selling and distributing fresh and dried mushroom products (“Business”). On November 14, 2022, the parties executed the First Amendment to Asset Purchase Agreement (“First Amendment”), pursuant to which the parties amended the purchase price structure among other things. On January 6, 2023, the Company, Seller, and Executive consummated and closed the acquisition and acquired the Assets related to the Business (the “Closing Date”) for cash consideration and additional consideration. On January 11, 2023, the Company and Seller entered into certain post-closing amendments including a Second Amendment to Asset Purchase Agreement (“Second Amendment”), further revising the purchase price structure and assumption of cert Seller debt obligations, a Pledge and Security Agreement (“Pledge Agreement”), and an Amended and Restated Promissory Note (“Note”). The cash consideration, paid prior to the Closing Date, was in the aggregate amount of $157,000, the additional consideration consists of: (i)  $43,000 in the form of cancellation and forgiveness of the indebtedness owed to Purchaser by Seller under a secured promissory note dated May 19, 2022 (the “Prior Loan”); (ii)  $138,546 in the form of promissory note, which was payable in installments of (1) $38,546 on January 31, 2023, (2) $50,000 on February 28, 2023, and (3) $50,000 on June 30, 2023; (iii)  $340,000 in the form of shares of restricted shares of the common stock, which as of the Closing Date was equal to an aggregate of 5,923,345 (the “Stock Consideration”), were issued and distributed pursuant to the terms and conditions of the Asset Purchase Agreement, and (iv) the assumption of $161,546 of debt which is secured by the assets of the Seller.

The assets acquired from Seller and Executive included tangible assets, intellectual property, registrations and approvals, inventory, data, records, and certain other assets. The Asset Purchase Agreement contains customary representations and warranties and covenants by each party. Both parties are obligated, subject to certain limitations, to indemnify the other under the Asset Purchase Agreement for certain customary and other specified matters, including breaches of representations and warranties, breaches of covenants and for certain liabilities and third-party claims. The purchase allocation was accounted for as follows:

Fair value of consideration transferred:
Cash paid in advance	$150,416
Secured debt assumed	161,546
Note payable to seller	138,546
Value of common shares issued	340,000
$790,508

Fair value of assets acquired and liabilities assumed:
Inventory	$13,589
Fixed assets	113,902
Intangible assets	663,017
$790,508

The Company is unable to provide comparable June 30, 2022 pro-forma financials for Bridgetown due to the state of the underlying records.

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

Summarized Discontinue Operations Financial Information

The following table summarizes the major line items for the EZ-CLONE business that are included in the Consolidated Statements of Operations:

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2022	June 30, 2022
Net Revenue	$314,894	$1,175,250
Cost of goods sold	(163,883)	(606,546)
Gross Profit	151,011	568,704
Operating expenses	(718,356)	(1,454,688)
(Loss) from operations	(567,345)	(885,984)
Non-operating (income) expense	—	1,160
Profit (loss) before income taxes	(567,345)	(887,144)
Income taxes	(111,000)	(146,000)
Net income (loss)	$(456,345)	$(741,144)

NOTE 5 –INVENTORY

Inventory at June 30, 2023 consisted of the following:

Raw materials	$7,918
Work in progress	2,902
Finished goods	10,269
$21,089

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2023 consists of the following:

	Estimated Life
Machinery and equipment	3 Years	$113,901
Computers	3 Years	4,085
Total		117,986
Less accumulated depreciation		(19,664)
		$98,322

Total depreciation expense was $9,832 and $19,664 for the three months and six months ended June 30, 2023, respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets as of June 30, 2023 consisted of the following:

	Estimated Life
Intangible assets	3 Years	$663,017
Less accumulated amortization		(110,502)
Less impairment		(552,515)
		$—

Total amortization expense was $55,251 and $110,502 for the three months and six months ended June 30, 2023, respectively. During the three months ended June 30, 2023 management determined that the intangible assets which result from the Bridgetown were deemed to have no future value as a result of operations not meeting the forecasted results of operations used in the determination of the original consideration provided in the transaction.

NOTE 8 –NOTES PAYABLE

Notes Payable as of June 30. 2023 consisted of the following:

	Interest Rate	Principal	Accrued Interest	Discount	Balance
Government Assistance Notes in Default
Paycheck Protection Program (In Default)	1%	$362,500	$11,995	$—	$374,495
Paycheck Protection Program (In Default)	1%	337,050	8,317	—	345,367
Small Business Administration	3.75%	79,600	4,197	—	83,797
		$779,150	$24,509	$—	$803,659
Promissory Notes
Promissory notes	5%	111,151	2,448	$—	113,599
Arin Funding	36%	94,636	—	—	94,636
		$205,787	$2,448	$—	$208,235

	Interest Rate	Principal	Accrued Interest	Discount	Balance
Convertible Promissory Notes in Default
Silverback 2-12-21	22%	$1,044,889	$64,409	$—	$1,109,298
Dublin Holdings 2-6-21	8%	446,894	9,838	—	456,732
Dublin Holdings 8-25-21	8%	335,000	53,949	—	388,949
Dublin Holdings 11-5-21	8%	225,000	32,031	—	257,031
1800 Diagonal 10-17-22	22%	132,000	17,848	—	149,848
1800 Diagonal 11-14-22	22%	90,750	11,631	—	102,381
Quick Capital 11-2-22	12%	95,556	14,391	—	109,947
Coventry Enterprises 11-9-22	18%	226,834	9,373	—	236,207
AJB Capital 12-29-22	24%	1,870,000	69,651	—	1,939,651
1800 Diagonal 1-13-23	22%	89,587	1,546	—	91,133
Fourth Man 2-2-23	16%	125,000	6,883	—	131,883
Fourth Man 3-23-23	16%	113,773	405	—	114,178
One44 Capital 3-28-23	24%	150,000	8,478	—	158,478
1800 Diagonal 3-28-23	22%	81,337	8,446	—	89,783
		$5,026,620	$308,879	$—	$5,335,499
Convertible Promissory Notes
L&H 1-19-23	5%	$75,000	$1,683	$(9,461)	$67,222
Individuals	10%	250,000	2,717	(24,066)	228,651
		$325,000	$4,400	$(33,527)	$295,873

Notes Payable as of December 31, 2022 consisted of the following:

	Interest Rate	Principal	Accrued Interest	Discount	Balance
Government Assistance Notes in Default
Paycheck Protection Program	1%	$362,500	$10,117	$—	$372,617
Paycheck Protection Program	1%	337,050	6,585	—	343,635
		$699,550	$16,702	$—	$716,252
Promissory Notes
Promissory notes	5%	$127,500	$4,847	$—	$132,347
Coventry Enterprises 11-9-22	10%	250,000	3,144	(140,795)	112,349
AJB Capital 12-29-22	10%	1,870,000	—	(236,800)	1,633,200
		$2,247,500	$7,991	$(377,595)	$1,877,896

	Interest Rate	Principal	Accrued Interest	Discount	Balance
Convertible Promissory Notes in Default
Silverback 2-12-21	22%	$995,130	$117,520	$—	$1,112,650
Dublin Holdings 2-6-21	8%	491,643	1,080	—	492,723
Dublin Holdings 8-25-21	8%	335,000	38,616	—	373,616
Dublin Holdings 11-5-21	8%	225,000	21,899	—	246,899
		$2,046,773	$179,115	$—	$2,225,888
Convertible Promissory Notes
1800 Diagonal 10-17-22	8%	$88,000	$622	$(36,338)	$52,284
1800 Diagonal 11-14-22	8%	60,500	1,458	(27,791)	34,167
Quick Capital 11-2-22	12%	95,556	1,898	(86,277)	11,177
		$244,056	$3,978	$(150,406)	$97,628

Government Assistance Notes Payable

On April 17, 2020, the Company received $362,500 under the Paycheck Protection Program of the U.S. Small Business Administration’s (SBA) 7(a) Loan Program pursuant to the Coronavirus, Aid, Relief and Economic Security Act (CARES Act), Pub. Law 116-136, 134 Stat. 281 (2020). The interest rate is one percent (1%). The loan was due April 2022.

On February 3, 2021, the Company received $337,050 under the Paycheck Protection Program of the U.S. Small Business Administration’s (SBA) 7(a) Loan Program pursuant to the Coronavirus, Aid, Relief and Economic Security Act (CARES Act), Pub. Law 116-136, 134 Stat. 281 (2020). The interest rate is one percent (1%). The loan was due February 2023.

As part of the assets purchased from Bridgetown Mushrooms the Company assumed a loan from the Small Business Administration in the amount of $79,600.  The note has an interest rate of 3.75%.  The note is secured by certain assets acquired from Bridgetown Mushrooms and is due June 5, 2050.

Promissory Notes

Promissory Notes

At June 30, 2023 the Company had outstanding unsecured borrowings from four parties which total $208,235.  Included in this total the Company assumed a secured note from an individual in connection with the asset purchase. The balance of this note was $38,502 at June 30, 2023.  This note is secured by specific equipment acquired in the acquisition of Bridgetown.

Arin Funding

On March 9, 2023 and March 29, 2023 the Company borrowed $105,000 from Arin Funding, less transaction fees of $1,550.  The notes are secured by future sales in the total amount of $149,550.  The notes are being repaid by daily debits against our bank account and are to be repaid within nine months of the issuance date. On June 30, 2023, $94,637 of these notes remains outstanding.

Convertible Promissory Notes

The various Convertible Notes are In Default under the terms of the agreements. Defaults include not filing with the SEC on a timely basis, or missed interest/principal payments. As a result, the interest rate increased for a number of such notes, plus any discount associated with the derivative liability calculation must be written off. The impact on these notes was recorded during the second quarter of 2023 as the Company did not file the Form 10-K for 2022 when due.

Silverback Capital Corporation

The 22% Notes are convertible at the holder’s option into the Company’s common stock at 65% of the lower of $1.35 or 50% of the average of the lowest three days stock price during the previous twenty trading days. During the six months ended June 30, 2023, Silverback converted principal and interest of $175,973 into 8,495,000 shares of our common stock at an average per share conversion price of $0.021. On April 17, 2023 Silverback issued the Company a Default Notice for not filing the Form10-K for 2022 on a timely basis which resulted in increasing the debt by $49,757.

Dublin Holdings

On August 25, 2021, and on November 5, 2021, the Company entered into the following agreements with Bucktown: (i) Securities Purchase Agreements; (ii) Secured Convertible Promissory Notes; and (iii) Security Agreements. The total amount for these Notes is $560,000; the Note carries an aggregate original issue discount of $50,000 and a transaction expense amount of $10,000. The Notes have an interest rate of eight percent (8%). The Note is convertible, at Bucktown’s option, into the Company’s common stock at $0.10 per share (“Lender Conversion Price”), subject to adjustment as provided for in the Note. However, in the event the Market Capitalization (as defined in the Note) falls below the Minimum Market Capitalization the Lender Conversion Price shall equal the lower of the Lender Conversion Price and the Market Price as of any applicable date of Conversion. During the six months ended June 30, 2023, Dublin converted principal and interest of $55,000 into 1,948,627 shares of our common stock at an average per share conversion price of $0.028.

On June 30, 2023 Dublin Holdings assumed the three notes from Bucktown.  The were no changes to any of the debt agreements.

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

On April 17, 2023 1800 Diagonal issued the Company a Default Notice for not filing the Form10-K for 2022 on a timely basis which resulted in increasing the October 17, 2022 debt by $44,000 and the November 11, 2022 debt by $31,289.

Quick Capital LLC

On November 2, 2022, the Company entered into the following agreements with Quick Capital LLC: (i) Note Purchase Agreement, (ii) Convertible Promissory Note, and (iii) Common Stock Purchase Warrant. The total amount for this Note is $95,555; the Note carries an aggregate original issue discount of $9,555. and a transaction expense amount of $11,000. Additionally, under the Note Purchase Agreement the Company agreed to issue 100,000 shares of Common Stock (the “Commitment Shares”) to the Investor as additional consideration for the Note. The Note is due eight months from the issuance date. The Note has an interest rate of twelve percent (12%). Upon default by the Company the interest rate increases to twenty-four percent (24%). The Note is convertible, at Quick Capital’s option, into the Company’s common stock at the lower of $0.06 or seventy-five percent (75%) of the average of the lowest two days closing price over the prior fifteen trading days. Upon default by the Company the conversion price is adjusted to $0.03 per share. The Warrant agreement allows for Quick Capital to purchase 1,911,111 shares at $0.05 per share and has a five-year term. No payments were made by the Company since inception of this Note.

Coventry Enterprises LLC

On November 9, 2022, the Company entered into the following agreements with Coventry Enterprises LLC: (i) Securities Purchase Agreement; and (ii) Promissory Note.  The total amount of the Note is $250,000; the Note carries an aggregate original issue discount of $50,000. Additionally, under the Securities Purchase Agreement the Company agreed to issue 200,000 shares of Common Stock and 1,800 shares of Preferred Stock which is convertible into 1,800,000 shares of Common Stock (the “Commitment Shares”) to the Investor as additional consideration for the Note.  The Note carries an interest rate of ten percent (10%) per annum and matures on November 9, 2023. Upon default by the Company the interest rate increases to eighteen percent (18%).  Upon default by the Company, the Note is convertible by Coventry into the Company’s common stock at ninety percent (90%) of the lowest trading price during the previous twenty trading days.  The Note requires monthly payments of $39,286 commencing April 9, 2023 and ending November 9, 2023. The Company made one payment in April 2023.

On April 26, 2023 Coventry converted 1,200 preferred shares into 1,200,000 shares of the Company’s common stock.

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

On December 29, 2022, the Company entered into the following agreements with AJB Capital Investments LLC: (i) Securities Purchase Agreement; and (ii) Promissory Note; and (iii) Security Agreement.   The total amount of the Note is $1,870,000; the Note carries an aggregate original issue discount of $168,300 and transaction expenses of $30,000.  The Note carries an interest rate of ten percent (10%) per annum and matures on June 29, 2024. Should the Note be extended at that time the interest rate increases to fifteen percent (15%).  Upon default by the Company, the Note is convertible by AJB Capital into the Company’s common stock at the lesser of the lowest trading price during the previous twenty trading days either (i) ending on the date of conversion of the Note or on (ii) the date of the Note. In connection with executing the Note the Company issued 700,000 shares of its common stock as an initial commitment fee.  $970,000 of this Note was used to replace the Notes dated May 17 and September 28, 2022. $580,000 of this Note was used to repurchase the 50,000 and 53,333 commitment shares issued in obtaining the May 17 and September 28, 2022 Notes per those Securities Purchase Agreements. Such repurchased shares were cancelled. The Company expensed the $580,000 as additional interest expense in recording this Note as debt issuance costs related the May and September AJB Note Agreements.  The Note requires monthly payments as follows: (i) $15,583 from February through June 2023, (ii) $115,759 from July 2023 through January 2024, and (iii) $230,750 from February through June 2024. The Company made three payments during the three months ended March 31, 2023 and one payment during the three months ended June 30, 2023.

1800 Diagonal LLC

On January 11, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with 1800 Diagonal Lending LLC, a Virginia limited liability company (the “Investor”), pursuant to which the Company issued 1800 Diagonal a promissory note in the principal amount of $88,200 (the “Note”). The Note carries a one-time interest charge of twelve percent (12%) (the “Interest Rate”) which was applied on the issuance date to the principal (22% upon the occurrence of an event of default) and has a maturity date of January 11, 2024. The Note included an original issue discount of $9,450 and transaction expenses of $3,750 and was issued for an aggregate of $75,000. The Note was funded by the Investor on January 13, 2023.

The Note requires that the Company make monthly payments for accrued interest and outstanding principal, which shall be paid in ten (10) payments each in the amount of $9,878 (a total payback to the Holder of $98,784). The first payment shall be due March 1, 2023, with nine (9) subsequent payments each month thereafter. The Company shall have a five (5) day grace period with respect to each payment. The Company has right to accelerate payments or prepay in full at any time with no prepayment penalty. The Company has made each payment through June 30, 2023.

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

L&H

On January 19, 2023, the Company issue a convertible note in the amount of $75,000 in lieu of payment of amounts due for professional services. The note has an interest rate of 5% and is due January 19, 2024. Should the note plus accrued and unpaid interest not be repaid by the date the holder has the right to convert the balance at the lower of $0.0529 or the closing price on the date before the conversion date. In addition, the Company issued 812,025 shares of common stock as payment for $42,956 of services previously provided.

Fourth Man LLC

On February 1, 2023 (the “Issue Date”), Growlife, Inc. a Delaware corporation (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Fourth Man LLC, a Nevada limited liability company (the “Investor”), pursuant to which the Company sold Investor a convertible Promissory Note (the “Note”) in the principal aggregate amount of $125,000, which carries an original issue discount in the amount of $21,250, plus $10,762 in transaction fees accordingly the Company received proceeds of $92,987 of the purchase price. The Purchase Agreement and the Note require the Company to pay interest on the unpaid Principal Amount at the rate of ten percent (10%) (the “Interest Rate”) per annum (with the understanding that the first twelve months of interest (equal to $12,500) shall be guaranteed and earned in full as of the Issue Date). The Note is due and payable, in full, as of the maturity date, which is twelve (12) months from the Issue Date. The Note may not be prepaid or repaid in whole or in part and the Investor has the right, at any time on or following the Issue Date, to convert all or any portion of the outstanding and unpaid Principal Amount and interest into fully paid and non-assessable shares of the Company’s common stock. The per share conversion price into which Principal Amount and interest under the Note is $0.035 per share, subject to adjustment as provided in the Note which effectively allows for a variable conversion rate. Additionally, the Note may not be converted into shares of our common stock if such conversion would result in the Investor, or its affiliates owning an aggregate of more than 4.99% of the then outstanding shares of our common stock.

On March 21, 2023 (the “Issue Date”), Growlife, Inc. a Delaware corporation (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Fourth Man LLC, a Nevada limited liability company (the “Investor”), pursuant to which the Company sold Investor a Convertible Promissory Note (the “Note”) in the principal aggregate amount of $125,000, which carries an original issue discount in the amount of $21,250, and $10,762 of transactions costs accordingly the Company received $92,987 of the purchase price. Additionally, under the Purchase Agreement the Company agreed to issue 3,125,000 shares of Common Stock (the “Commitment Shares”) to the Investor as additional consideration for the purchase of the Note, which shall be earned in full as of the Closing Date, March 23, 2023. The Purchase Agreement and Note require the Company to pay interest on the unpaid Principal Amount at the rate of ten percent (10%) (the “Interest Rate”) per annum (with the understanding that the first twelve months of interest (equal to $12,500) shall be guaranteed and earned in full as of the Issue Date). The Note is due and payable, in full, as of the maturity date, which is twelve (12) months from the Issue Date. Upon default, the Note provides the debt may be converted into shares of the Company. The Conversion Price is $0.01 per share, subject to adjustment as provided for in the Note which effectively allows for a variable conversion rate. Conversions are subject to adjustment for any stock dividend, stock split, stock combination, rights offerings, reclassification, or similar transaction that proportionately decreases or increases the common stock. On June 22, 2023 the Company made a payment of $15,938 on this loan.

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

1800 Diagonal Lending LLC

On March 24, 2023, Growlife, Inc. a Delaware corporation (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with 1800 Diagonal Lending LLC, a Virginia limited liability company (the “Investor”), pursuant to which the Company sold 1800 Diagonal a promissory note in the principal amount of $54,725 (the “Note”). The Note carries an interest charge of eight percent (8%) (the “Interest Rate”) which was applied on the issuance date to the principal (22% upon the occurrence of an event of default) and has a maturity date of March 24, 2024. The Note included an original issue discount of $9,725 and transaction expenses of $4,250 and was purchased for an aggregate of $40,750. The Note was funded by the Investor on March 28, 2023. On April 17, 2023, 1800 Diagonal filed a Notice of Default for not filing the Form 10-K for 2022 on a timely basis, the result of which was to increase the debt by $27,225.

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

Individuals

Between May 3 and June 16, 2023, the Company entered into Convertible Notes with three individual investors for a total of $250,000. The Notes bear interest at the rate of ten percent (10%) per year and are due one year from the issuance date.

The Investors may at its option, at any time from the issuance date convert all or any part of the outstanding and unpaid amount of this Note into fully paid and non-assessable shares of Common Stock at a conversion price per share equal to $0.04 per share. During the six months ended June 30, 2023, individuals converted principal and interest of $116,892 into 3,734,282 shares of our common stock at an average per share conversion price of $0.04.

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

The derivative liabilities amounted to $3,614,677 and $1,961,846 as of June 30, 2023 and 2022, respectively.

Derivative liabilities for the six months ended was as follows:

	For the Six Months Ended
	June 30, 2023	June 30, 2022
Balance, December 31	$2,689,982	$1,698,272
Additions	960,834	315,669
Conversions	(322,769)	(442,164)
Change in fair value	286,630	390,069
Balance, June 30	$3,614,677	$1,961,846

NOTE 10 – EQUITY

Authorized Capital Stock

The Company an aggregate 750,000,000 authorized shares consisting of: (i) 740,000,000 shares of common stock, par value $0.0001 per share, and (ii) 10,000,000 shares of preferred stock, par value $0.0001 per share.

On October 7, 2022, FINRA (the Financial Industry Regulatory Authority) announced the Reverse Stock Split of 150-for-1 of the Company’s common stock. Outstanding shares for all periods of 2022 recognize the impact of this reverse split.

A holder of common stock is entitled to one vote per share of common stock. The holders of common stock have no conversion, redemption or preemptive rights, and shall be entitled to receive dividends when, as, and if declared by the board of directors.

For the six months ended June 30, 2022, the Company had the following common stock transactions:

●	$480,300 of convertible debt was converted into 343,785 shares of common stock in accordance with the terms of the convertible debt agreements.

●	50,000 shares of common stock were issued as a commitment fee to secure additional debt, the shares were valued at fair value at the date of issuance.

For the six months ended June 30, 2023, the Company had the following common stock transactions:

●	$641,560 of convertible debt was converted into 13,365,884 shares of common stock in accordance with the terms of the convertible debt agreements.

●	3,125,000 shares of common stock were issued as a commitment fee to secure additional debt, the shares were valued at fair value at the date of issuance.

●	4,280,373 shares of common stock were issued for services, the shares were valued at fair value at the date of issuance.

●	583,333 shares of common stock were issued for the cashless exercise of warrants in accordance with the terms of the warrant agreement. As a result, $51,593 of the derivative liability was reduced.

●	5,923,345 shares of common stock were issued in connection with the acquisition of the Bridgetown Mushrooms business, the shares were valued at fair value at the date of issuance.

As of June 30, 2023 and December 31, 2022 the Company had issued and outstanding 35,561,189 and 7,083,254 shares, respectively, of common stock.

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

As of June 30, 2023 and December 31, 2022, the Company had issued and outstanding 600 shares and 1,800 shares, respectively, of preferred stock. Such shares were issued as a portion of a commitment fee to obtain financing and are convertible into 1,800,000 shares of common stock. During the three months ended June 30, 2023, 1,200 shares of preferred stock were converted into 1,200,000 shares of common stock. This was done within the terms of the certificate of designation and therefore no gain or loss was recorded on the transaction.

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

Warrants

The Company had the following warrant activity during the six months ended June 30, 2023:

On February 1, 2023 the Company issued a common stock purchase warrant to Fourth Man LLC for the purchase of 625,000 shares of the Company’s common stock. The exercise price is $0.08 per share and is exercisable for a term of five years. On April 1, 2023 Fourth Man exercised its right to a cashless exercise of the warrant which resulted in the Company issuing 583,333 shares of common stock for these warrants. The estimated total value of the warrants using the Binomial pricing model described in Derivative Financial Instruments of Note 3 was $51,593.

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

	Six Months Ended	For the Year Ended
	June 30, 2024	December 31, 2023
Beginning balance	7,911,111	1,039,501
Issued	625,000	7,911,111
Exercised	(583,333)	—
Forfeited	(41,667)	(1,039,501)
Ending balance	7,911,111	7,911,111

NOTE 11 – STOCK OPTIONS

Description of Stock Option Plan

On November 5, 2021, at our annual shareholder meeting the Second Amended and Restated 2017 Stock Incentive Plan was adopted to increase the shares issuable under the plan from 1,333,333 to 75,000,000 shares. All terms of the Plan shall remain the same with the exception of the amount of shares reserved for issuance under the Plan. We have 75,000,000 shares available for issuance under the Second Amended and Restated 2017 Stock Incentive Plan. The Company had no outstanding stock options as of June 30, 2023 or at December 31, 2022.

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

On May 10, 2023, Mr. Mickelson filed a Motion for Summary Judgment in the original lawsuit against Growlife and the former CEO, seeking 100% of the damages claimed for breach of contract, and is no longer pursuing rescission. Growlife filed its opposition to the complaint on June 9, 2023. Growlife intends to vigorously defend itself against the Motion.

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

These were the material events after June 30, 2023:

Common Share Issuance

On July 7, 2023 the Company issued 600,000 shares of common stock to Arin Funding for services. The shares were valued at $0.03 per share or $18,000.

On January 19, 2024 the Company issued 2,500,000 shares of common stock to Coventry Enterprises, LLC on the conversion of $1,125 of Convertible Debt at a price of $0.00045. The value of the shares at the date of conversion was $0.0005 per share.

Convertible Promissory Notes

On various dates between July 7, 2023 and September 19, 2023, the Company entered various convertible promissory notes with five individuals amounting to $215,000 and with Fourth Man for $37,500. The notes for three of the individuals also provide for Warrants to purchase shares of the Company’s common stock for $0.01 per share and have a term of five years from issuance date. The note for 4th Man includes a Warrant to purchase 5,629,500 shares of the Company’s common stock for $0.01 per share and have a term of five years from issuance date. The notes to individuals carry 10% interest rate and the Fourth Man note carry 16% interest rate, and all have maturity dates of one year from issuance. The notes and accrued and unpaid interest are convertible at the option of the holder prior to maturity date at $0.04 per share.

On various dates between October 27, 2023 and January 3, 2024, the Company entered into various convertible promissory notes with various accredited investors amounting to $856,500. The notes also provide for 21,787,500 Warrants to purchase shares of the Company’s common stock for $0.01 per share and have a term of five years from issuance date. The notes carry 10% interest rate, have maturity dates of one year from issuance. The notes and accrued and unpaid interest are convertible at the option of the holder prior to maturity date at $0.04 per share.

On various dates between January 9, 2024 and June 30, 2024, the Company entered into various convertible promissory notes with various accredited investors amounting to $335,000. The notes also provide for 8,375,000 Warrants to purchase shares of the Company’s common stock for $0.01 per share and have a term of five years from issuance date. The notes carry 10% interest rate, have maturity dates of one year from issuance. The notes and accrued and unpaid interest are convertible at the option of the holder prior to maturity date at $0.04 per share.

Notes Payable

On various dates between April 19, 2024 and June 30, 2024, the Company entered into various promissory notes with various accredited investors amounting to $75,500 ($55,500 of which was from the CEO of the Company). The notes carry 10% interest rate, have maturity dates of one year from issuance.

On various dates between March 21, 2024 and May 7, 2024, the Company entered into promissory notes with two commercial lenders amounting to $71,400. The notes carry 40% interest rate, have maturity dates of less than one year from issuance.

Conversions

On various dates between July 7 and November 14, 2023, convertible debt holders converted principal and interest of $103,100 into 16,123,466 shares of the Company’s common stock at an average per share conversion price of $0.006.

On August 2, 2023 Coventry converted the remaining 600 preferred shares into 600,000 shares of the Company’s common stock.

Legal Complaint

On January 24, 2024 Coventry Enterprises filed a Complaint in the Superior Court in the State of Delaware alleging breach of contract and seeking damages of $265,811. The Company responded on February 23, 2024 disputing the amount of damages.

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

Employees

As of June 30, 2023, we had 12 full-time and part-time employees. None of our employees are subject to a collective bargaining agreement or represented by a trade or labor union.

Competition

Competition is made up primarily of local or regional mushroom growers who mostly supply restaurants, distributors and grocery stores with gourmet mushrooms. These are mostly privately held enterprises. As a result, it is difficult to determine operating performance between the Company and the competition.

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

THREE MONTHS ENDED JUNE 30, 2023, AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2022

	Three Months ended June 30, (Dollars in thousands)
	2023	2022	$ Variance	% Variance
Net revenue	$147	$—	$147	100%
Cost of good sold	(44)	—	(44)	100%
Gross profit	103	—	191	100%
Operating expenses	(678)	(363)	(315)	87%
Operating (loss)	(575)	(363)	(124)	34%
Other expense
Change in fair value of derivative	(527)	(312)	(215)	69%
Interest expense, net	(1,787)	(235)	(1,552)	660%
Impairment of intangible assets	(553)	—	(553)	100%
Gain(Loss) on forgiveness/settlement of debt	65	(318)	383	-120%
Total other expenses	(2,802)	(865)	(1,937)	224%
Net (Loss) from continuing operations	(3,377)	(1,228)	(2,149)	175%
Income (Loss) from discontinued operations net of taxes	—	(456)	(1,963)	430%
Net (loss)	$(3,377)	$(1,684)	$(1,693)	101%

Net Revenue

Net revenue for the three months ended June 30, 2023 was $147,000 representing sales by Bridgetown Mushrooms.

Cost of Goods Sold

Cost of sales for the three months ended June 30, 2023 was $44,000 representing the cost of products sold by Bridgetown Mushrooms.

Gross profit was $103,00 for the three months ended June 30, 2023. The gross profit percentage was 70% for the three months ended June 30, 2023.

Operating Expenses

Operating expenses for the three months ended June 30, 2023, were $678,000 as compared to $363,000 for the three months ended June 30, 2022. The increase in expenses was due to the addition of eight fulltime and one part-time employees at Bridgetown Mushrooms as well as rent, sales and marketing expenses and an increase in travel expenses.

Other Expenses

Other expenses for the three months ended June 30, 2023, were $2,802,000 as compared to $865,000 for the three months ended June 30, 2022. The increase in other income (expense) for the three months ended June 30, 2023 compared to the same period the prior year, included (i) an increase in the change in fair value of the derivative liability of $215,000; (ii) an increase in net interest expense of $1,552,000, (iii) impairment of intangible assets of $553,000 which was determined by management, and (iv) change in gain/loss on forgiveness/settlement of debt of $383,000. The change in derivative liability is the non-cash change in the fair value and relates to our derivative instruments. The increase in non-cash interest related to accrued interest expense and default penalties on our notes payable.

Net Loss

Net loss from continuing operations for the three months ended June 30, 2023 was $3,377,000 as compared to $1,228,000 for the three months ended June 30, 2022, for the reasons discussed above.  The net loss for the three months ended June 30, 2022 included the loss from discontinued operations of $456,000.

SIX MONTHS ENDED JUNE 30, 2023, AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2022

	Six Months ended June 30, (Dollars in thousands)
	2023	2022	$ Variance	% Variance
Net revenue	$227	$—	$227	100%
Cost of good sold	(85)	—	(85)	100%
Gross profit	142	—	312	100%
Operating expenses	(1,327)	(620)	(707)	114%
Operating (loss)	(1,185)	(620)	(395)	64%
Other expense
Change in fair value of derivative	(286)	(390)	104	-27%
Interest expense, net	(2,445)	(371)	(2,074)	559%
Impairment of intangible assets	(553)	—	(553)	100%
Gain(Loss) on forgiveness/settlement of debt	75	(171)	246	-144%
Total other expenses	(3,209)	(932)	(2,277)	244%
Net (Loss) from continuing operations	(4,394)	(1,552)	(2,842)	183%
Income (Loss) from discontinued operations net of taxes	—	(741)	741	-100%
Net (loss)	$(4,394)	$(2,293)	$(2,101)	92%

Net Revenue

Net revenue for the six months ended June 30, 2023 was $227,000 representing sales by Bridgetown Mushrooms from the date of the purchase of assets of the business on January 7, 2023.

Cost of Goods Sold

Cost of sales for the six months ended June 30, 2023 was $85,000 representing the cost of products sold by Bridgetown Mushrooms from the date of the purchase of assets of the business on January 7, 2023.

Gross profit was $142,00 for the six months ended June 30, 2023. The gross profit percentage was 63% for the three months ended June 30, 2023.

Operating Expenses

Operating expenses for the six months ended June 30, 2023, were $1,327,000 as compared to $620,000 for the three months ended June 30, 2022.The increase in expenses was due to the addition of eight fulltime and one part-time employees at Bridgetown Mushrooms as well as rent, sales and marketing expenses and an increase in travel expenses.

Other Expenses

Other expenses for the six months ended June 30, 2023, were $3,209,000 as compared to $932,000 for the six months ended June 30, 2022. The increase in other income (expense) for the six months ended June 30, 2023 compared to the same period the prior year, included (i) a decrease in the change in fair value of the derivative liability of $104,000; (ii) an increase in net interest expense of $2,074,000, (iii) an increase in impairment of intangibles of $553,000 as determined by management, and (iv) a decrease in gain/loss on forgiveness/settlement of debt of $246,000.  The change in derivative liability is the non-cash change in the fair value and relates to our derivative instruments. The increase in non-cash interest related to accrued interest expense and default penalties on our notes payable. The loss on debt conversions related debt conversion of our notes payable at prices below the market price.

Net Loss

Net loss from continuing operations for the three months ended June 30, 2023 was $4,394,000 as compared to $1,552,000 for the six months ended June 30, 2022, for the reasons discussed above.  The net loss for the six months ended June 30, 2022 included the loss from discontinued operations of $741,000.

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

The accompanying financial statements have been prepared assuming that we will continue as a going concern. However, since inception, we have sustained significant operating losses and such losses are expected to continue for the foreseeable future. As of June 30, 2023, we had an accumulated deficit of $169 million, cash and cash equivalents of $5,000 and a working capital deficit of $2,198,000, excluding derivative liability, convertible debt, and right of use assets and liability. Net cash used in operating activities was $734,000 for the six months ended June 30, 2023.

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

See Note 14 – Subsequent Events for additional debt raised during the third and fourth quarters of 2023.

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023, was $734,000. This amount was primarily related to a (i) net loss of $4,394,000; and (ii) a net working capital increase of $215,000; (iii) depreciation and amortization of $130,000; (iv) impairment of intangibles of $553,00; (v) accrued interest and penalties of $2,183,000; (vi) change in derivative liability of $286,830; and (vii) gain on forgiveness/extinguishment of debt of $75,000.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2023, was $4,000. The amount related to purchase of computers.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2023, was $649,000 compared to $979,000 for the six months ended June 30, 2022. The amount related to proceeds from various notes payable of $862,000 offset by repayment of notes payable of $213,000 for the six months ended June 30, 2023. The amount related to proceeds from various notes payable of $1,004,000 offset by repayment of notes payable of $25,000 for the six months ended June 30, 2022.

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

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of June 30, 2023, that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Personnel:

We do not employ a full time Chief Financial Officer. Mr. Dohrmann has served as both Chief Executive Officer and Interim Chief Financial Officer since July 1, 2022. We utilize a consultant to assist with our financial reporting. There are limited personnel to assist with the accounting and financial reporting function, which results in: (i) a lack of segregation of duties and (ii) controls that may not be adequately designed or operating effectively and have not been formally documented. Despite the existence of material weaknesses, the Company believes the financial information presented herein is materially correct and fairly presents the financial position and operating results of the six months ended June 30, 2023, in accordance with GAAP.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on its evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2023.

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

On December 29, 2022, the Company entered into a Settlement Agreement and Mutual General Release (“SAMGA”) with Mr. Blackburn whereby: (i)  both parties agreed to settle all disputes and potential disputes, (ii) EZ-CLONE assumes all obligations relating to the warehouse lease, (iii) 32.7% of the stock held by the Company was retired, (iv) 3.9% of the stock held by the Company was transferred to Mr. Blackburn, and (v) the Company received anti-dilution rights for a period of five years.  As a result, the Company’s ownership percentage has decreased from 51% to 19.6% and Mr. Blackburn ownership percentage has increased from 24.5% to 51%, and Mr. Mickelsen ownership percentage increased from 24.%% to 29.4%. Mr. Mickelsen refused to participate in negotiating the SAMGA.

On May 10, 2023, Mr. Mickelson filed a Motion for Summary Judgment in the original lawsuit against Growlife and the former CEO, seeking 100% of the damages claimed for breach of contract, and is no longer pursuing rescission. Growlife filed its opposition to the complaint on June 9, 2023. Growlife intends to vigorously defend against the Motion.

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

During the six months ended June 30, 2023, we had the following sales of unregistered sales of equity securities:

●	13,365,884 shares were issued upon the conversion of debt.
●	4,280,373 shares were issued for services
●	3,125,000 shares were issued as a commitment fee for the procurement of debt
●	5,923,345 shares were issued for the purchase of the assets of Bridgetown Mushrooms

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Default notices were provided to the Company by 1800 Diagonal on April 17, 2023 for failure by the Company to timely file its Form 10-K for the calendar year 2022. Such default resulted in the increase of principal and interest amounting to $102,514 on the outstanding debt to 1800 Diagonal. On April 18,2023 Silverback issued a default notice to the Company for failure by the Company to timely file it For 10-K for the calendar year 2022. Such default resulted in the increase of principal amounting to $49,757.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are attached hereto unless otherwise indicated as being incorporated by reference, as follows:

(a) Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation. Filed as an exhibit to the Company’s Form 10-SB General Form for Registration of Securities of Small Business Issuers filed with the SEC on December 7, 2007, and hereby incorporated by reference.

3.2	First Amendment to Second Amended and Restated Bylaws Amendment, dated August 6, 2022 incorporated herein by reference.

3.3	Certificate of Amendment of Certificate of Incorporation of GrowLife, Inc. dated October 23, 2017 to increase the authorized shares of Common Stock from 3,000,000,000 to 6,000,000,000 shares. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on October 24, 2017, and hereby incorporated by reference.

3.4	Amendment to Articles of Incorporation dated November 20, 2019. Filed as an exhibit to the Company’s Form 8-K and filed with the SEC on November 26, 2019, and hereby incorporated by reference.

3.5	Certificate of Amendment of Certificate of Incorporation of GrowLife, Inc. dated November 8, 2021, to increase the authorized shares of Common Stock from 120,000,000 to 740,000,000 shares. Filed as an exhibit to the Company’s Form 10-Q filed with the SEC on November 23, 2021.

3.6	Amendment to Articles of Incorporation citing Reverse Stock Split, dated September 29, 2022

3.7	Certificate of Designation of Series A Convertible Preferred Stock of GrowLife, Inc., Filed as an exhibit to the Company’s Form 8-K filed with the SEC on November 28, 2022.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 *

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 *

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act *

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act *

101.INS *	Inline XBRL Instance Document

101.SCH *	Inline XBRL Taxonomy Extension Schema Document

101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed Herewith.

SIGNATURES

In accordance with Section 13 or 15(d) requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GROWLIFE, INC. (Registrant)

Date: August 23, 2024	By:	/s/ David Dohrmann
David Dohrmann
Chief Executive Officer and President
(Principal Executive Officer); Interim Chief Financial Officer